Form 10-Q
period 2006-07-01
PGT, Inc.
filed 2006-08-11
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-52059
PGT, Inc.
1070 Technology Drive
North Venice, FL 34275
Registrant’s telephone number: 941-480-1600

State of Incorporation	IRS Employer Identification No.

Delaware	20-0634715
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐      No☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $0.01 par value – 25,958,667 shares, as of August 4, 2006.

PGT, INC.
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	July 1,	July 2,
Three months ended	2006	2005
	(unaudited)
Net sales	$108,689	$78,217
Cost of sales	61,579	50,800

Gross margin	47,110	27,417
Selling, general and administrative expenses	23,796	18,482

Income from operations	23,314	8,935
Other (expense) income, net	(357)	157
Interest expense	7,282	3,203

Income before income tax expense	16,389	5,575
Income tax expense	6,365	1,851

Net income	$10,024	$3,724

Basic net income per common share	$0.62	$0.24
Diluted net income per common and common equivalent share	$0.55	$0.22
Weighted average common shares outstanding:
Basic	16,150,776	15,720,351
Diluted	18,173,432	17,221,477
The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	July 1,	July 2,
Six months ended	2006	2005
	(unaudited)
Net sales	$205,044	$157,581
Cost of sales	122,213	100,436

Gross margin	82,831	57,145
Stock compensation expense related to dividends paid (includes expenses related to cost of sales and selling, general and administrative expense of $5,069, and $21,829, respectively)	26,898	—
Selling, general and administrative expenses	45,664	37,973

Income from operations	10,269	19,172
Other (expense) income, net	(766)	77
Interest expense	17,641	6,346

(Loss) income before income taxes	(6,606)	12,749
Income tax (benefit) expense	(2,554)	4,234

Net (loss) income	$(4,052)	$8,515

Basic net (loss) income per common share	$(0.25)	$0.54
Diluted net (loss) income per common and common equivalent share	$(0.25)	$0.49
Weighted average common shares outstanding:
Basic	15,950,129	15,720,351
Diluted	15,950,129	17,221,477
The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 1,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,692	$3,270
Accounts receivable, net	41,508	45,193
Inventories	14,222	13,981
Deferred income taxes	6,497	3,133
Other current assets	12,309	11,360

Total current assets	114,228	76,937

Property, plant and equipment, net	79,504	65,508
Goodwill	169,648	169,648
Other intangible assets, net	104,703	107,760
Subscriptions receivable related to proceeds from IPO	114,882	—
Other assets, net	5,753	5,700

Total assets	$588,718	$425,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,763	$31,137
Current portion of long-term debt	2,050	—

Total current liabilities	36,813	31,137
Long-term debt less current portion	317,437	183,525
Deferred income taxes	54,319	54,320

Total liabilities	408,569	268,982

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; zero shares issued and outstanding at July 1, 2006	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 24,635,138 shares issued and 24,573,012 shares outstanding at July 1, 2006 and 15,749,483 shares issued and outstanding at December 31, 2005	245	157
Additional paid-in-capital	181,429	152,647
Retained earnings (accumulated deficit)	(4,052)	—
Accumulated other comprehensive income	2,527	3,767

Total shareholders’ equity	180,149	156,571

Total liabilities and shareholders’ equity	$588,718	$425,553

The accompanying notes are an integral part of these condensed cosolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	July 1,	July 2,
Six months ended	2006	2005
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(4,052)	$8,515

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,634	3,380
Stock-based compensation	12	—
Amortization	2,957	4,010
Deferred Financing	4,993	521
Derivative financial instruments	(764)	77
Deferred income taxes	(2,670)	—
Loss on disposal of assets	9	260

Change in operating assets and liabilities:
Accounts receivable	1,620	(8,235)
Inventories	(241)	(1,169)
Other current assets	(1,495)	1,701
Accounts payable and accrued expenses	1,939	1,871

Net cash provided by operating activities	6,942	10,931

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,639)	(7,384)
Proceeds from sales of equipment and intangibles	100	29

Net cash used in investing activities	(18,539)	(7,355)

Cash flows from financing activities:
Net increase in revolving line of credit	—	3,000
Proceeds from issuance of long-term debt	320,000	—
Payment of dividends	(83,484)	—
Payment of financing costs	(4,459)
Payment of long-term debt	(184,038)	(6,000)

Net cash provided by (used in) financing activities	48,019	(3,000)

Net increase in cash	36,422	576
Cash and cash equivalents at beginning of period	3,270	2,525

Cash and cash equivalents at end of period	$39,692	$3,101

Supplemental cash flow information:
Interest paid	$11,423	$5,507
Income taxes paid	$893	$7,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total

Balance at December 31, 2005	15,749,483	$157	$152,647	$—	$3,767	$156,571
Dividends paid			(83,484)			(83,484)
Initial public offering, net of offering costs	8,823,529	88	112,254			112,342
Stock-based compensation			12			12
Amortization of ineffective interest rate swap					(156)	(156)
Change in fair value of interest rate swap, net of tax expense of $54					84	84
Change in fair value of aluminum forward contracts, net of tax benefit of $746					(1,168)	(1,168)
Net loss				(4,052)		(4,052)

Balance at July 1, 2006	24,573,012	$245	$181,429	$(4,052)	$2,527	$180,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary (the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods.
Stock Split
On June 5, 2006, our board of directors and our stockholders approved a 662.07889-for-1 stock split of our common stock and approved increasing the number of shares of common stock that the Company is authorized to issue to 200.0 million.
After the stock split, effective June 6, 2006, each holder of record held 662.07889 shares of common stock for every 1 share held immediately prior to the effective date. As a result of the stock split, the board of directors also exercised its discretion under the anti-dilution provisions of our 2004 Stock Incentive Plan to adjust the number of shares underlying stock options and the related exercise prices to reflect the change in the per share value and outstanding shares on the date of the stock split. The effect of fractional shares is not material.
Following the effective date of the stock split, the par value of the common stock remained at $0.01 per share. As a result, we have increased the common stock in our consolidated balance sheets and statements of shareholders’ equity included herein on a retroactive basis for all of our Company’s periods presented, with a corresponding decrease to additional paid-in capital. All share and per share amounts and related disclosures have also been retroactively adjusted for all of our Company’s periods presented to reflect the 662.07889-for-1 stock split.
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, (FAS 109). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings. We believe that the adoption of FIN 48 will not have a material impact on our Company’s financial position or results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Period
Our Company’s fiscal quarter and first half of 2006 and 2005 consists of 13 weeks and 26 weeks, respectively.
Segment Information
Our Company operates in one operating segment: manufacturer and supplier of windows and doors.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates involved in applying our Company’s accounting policies are those that require management to make assumptions about matters that are uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, and would have a material impact on the presentation of our Company’s financial condition, changes in financial condition or results of operations. Actual results could materially differ from those estimates.
Revenue recognition
We recognize sales when all of the following criteria have been met: a valid customer order with a fixed price has been received; the product has been delivered and accepted by the customer; and collectibility is reasonably assured. All sales recognized are net of allowances for cash discounts and estimated returns, which are estimated using historical experience.
Warranty Expense
Our Company has warranty obligations with respect to most of our manufactured products. Warranty periods, which vary by product components, range from 1 to 10 years. However, the majority of the products sold have warranties on components which range from 1 to 3 years. The reserve for warranties is based on management’s assessment of the cost per service call and the number of service calls expected to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing our Company’s warranty history and specific identification of our estimated future warranty obligations. The following provides information with respect to our Company’s warranty accrual:

		Accruals for
	Balance at	Warranties			Balance at
	Beginning	Issued	Adjustments	Settlements	End of
Allowance for Warranty	of Period	During Period	Made	Made	Period
	(In thousands)
Three months ended July 1, 2006	$4,583	1,630	(98)	(1,383)	$4,732
Three months ended July 2, 2005	$2,913	782	257	(889)	$3,063

Six months ended July 1, 2006	$4,501	3,075	(237)	(2,607)	$4,732
Six months ended July 2, 2005	$2,863	1,576	372	(1,748)	$3,063
Inventories
Inventories consist principally of raw materials purchased for manufacturing of our products. Our Company has limited finished goods inventory since all products are custom, made-to-order products. Finished goods inventory costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or market value. The reserve for obsolescence is based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined based on our Company’s history, specific identification method, and consideration of prevailing economic and industry conditions.

Inventories consist of the following:

	July 1,	December 31,
	2006	2005
	(in thousands)
Finished goods	$2,487	$1,867
Work in progress	1,272	467
Raw materials	10,976	12,460
Less reserve for obsolescence	(513)	(813)

	$14,222	$13,981

3. Shareholders’ Equity
Initial Public Offering
On June 27, 2006, the SEC declared our Company’s registration statement on Form S-1 effective, and our Company completed an initial public offering (“IPO”) of 8,823,529 shares of its common stock at a price of $14.00 per share. Our Company’s common stock began trading on The Nasdaq National Market under the symbol “PGTI” on June 28, 2006. After underwriting discounts of approximately $8.6 million and estimated transaction costs of approximately $2.5 million, net proceeds received by the Company on July 3, 2006, were $112.3 million. The proceeds of $114.8 million, after deducting underwriting fees, were recorded as a subscriptions receivable in the accompanying condensed consolidated balance sheet for the six months ended July 1, 2006. The subscriptions receivable at July 1, 2006 is reflected as a noncurrent asset in the accompanying consolidated balance sheet because the subscriptions receivable was collected in cash subsequent to the end of the period, and the proceeds were used to liquidate a noncurrent liability. Our Company used net IPO proceeds, together with cash on hand, to repay $137.0 of borrowings under our senior secured credit facilities resulting in total long-term debt outstanding of $183.0 million. (See Note 7.)
Our Company granted the underwriters an option to purchase up to an additional 1,323,529 shares of common stock at the IPO price, which the underwriters exercised in full on July 27, 2006. After underwriting discounts of approximately $1.3 million, aggregate net proceeds received by the Company on August 1, 2006 were $17.2 million. We expect to use these net proceeds to repay a portion of its outstanding debt.
In conjunction with the IPO, our Company’s stockholders approved an amendment and restatement of the Company’s certificate of incorporation. The amended and restated certificate of incorporation provides that the Company is authorized to issue 200.0 million shares of common stock, par value $0.01 per share, and 10.0 million shares of preferred stock, par value $0.01 per share.
Special Cash Dividends
On February 17, 2006, our Company paid a special cash dividend to our stockholders of $83.5 million. In connection with the payment of this dividend, our Company also made a compensatory cash payment of $26.9 million to stock option holders (including applicable payroll taxes of $0.5 million) in-lieu of adjusting exercise prices, that was recorded as stock compensation expense in the accompanying condensed consolidated statements of operations for the six months ended July 1, 2006.
4. NET (LOSS) INCOME PER COMMON SHARE
Net (loss) income per common share (“EPS”) is calculated in accordance with SFAS No. 128, “Earnings per Share,” which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Our Company’s weighted average shares outstanding excludes 2.0 million options for the six months ended July 1, 2006 because their effects were anti-dilutive.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	For the Three		For the Six
	Months Ended		Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Weighted average common shares for basic EPS	16,150,776	15,720,351	15,950,129	15,720,351
Effect of dilutive stock options	2,022,656	1,501,126	—	1,501,126

Weighted average common and common equivalent shares for diluted EPS	18,173,432	17,221,477	15,950,129	17,221,477

5. STOCK COMPENSATION
On January 29, 2004, our Company adopted the JLL Window Holdings, I nc. 2004 Stock Incentive Plan (the “2004 Plan”), whereby stock-based awards may be granted by the Board of Directors (the Board) to officers, key employees, consultants and advisers of our Company.
In conjunction with the acquisition of PGT Holding Company, our Company rolled over 2.9 million option shares belonging to option holders of the acquired entity. These options have a ten year term and are fully vested. Of these options, 1.1 million have an exercise price of $0.38 per share, and 1.8 million have an exercise price of $1.51 per share.
Also in conjunction with the acquisition, our Company granted 1.6 million option shares to key employees. These options have a ten-year life, fully vest after five years and have an accelerated vesting based on achievement of certain financial targets over three years, with an exercise price of $8.64 per share. On July 5, 2005, and November 30, 2005, our Company granted 0.5 million and 0.2 million option shares, respectively. These options have a ten-year life, fully vest after five years, and have accelerated vesting based on certain financial targets over three years, with an exercise price of $8.64 and $12.84 per share, respectively. There were 36,413 shares of restricted stock granted under the 2004 plan during the first six months of 2006. There are 137,094 shares available for grant under the 2004 Plan at July 1, 2006.
On June 5, 2006, our Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) whereby equity-based awards may be granted by the Board to eligible non-employee directors, selected officers and other employees, advisors and consultants of our Company. There were 172,138 options and 25,713 shares of restricted stock granted under the 2006 Plan during the first six months of 2006. There are 2,802,149 shares available for grant under the 2006 Plan at July 1, 2006.
We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), on January 1, 2006. This statement is a fair-value approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors services received in exchange for our Company’s equity instruments. Under SFAS 123R, we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We have adopted SFAS 123R on a prospective basis; accordingly, our financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method.

Prior to January 1, 2006, our Company applied Accounting Principles Board Opinion 25, Accounting for Stock issued to Employees (APB 25), and therefore recorded the intrinsic value of stock-based compensation as expense. Under APB 25, compensation cost was recorded only to the extent that the exercise price was less than the fair value of our Company’s stock on the date of grant. No compensation expense was recognized in previous financial statements under APB 25. Additionally, our Company reported the pro forma impact of using a fair value based approach to valuing stock options under the Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123).
Stock options granted prior to our Company’s initial public offering were valued using the minimum value method in the pro-forma disclosures required by SFAS 123. The minimum value method excludes volatility in the calculation of fair value of stock based compensation. In accordance with SFAS No. 123R, options that were valued using the minimum value method, for purposes of pro forma disclosure under SFAS 123, must be transitioned to SFAS 123R using the prospective method. As a result, these options will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards in the income statement, which for our Company was APB 25. Accordingly, the adoption of SFAS 123R did not result in any compensation cost being recognized for these options. Additionally, pro forma information previously required under SFAS 123 and SFAS 148 will no longer be presented for these options.
The compensation cost that was charged against income for stock compensation plans was approximately $12,000 for the first six months of 2006. The total income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation arrangements was approximately $5,000 for the first six months of 2006.
The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the 2006 Plan in the first six months of 2006: dividend yield of 0%, expected volatility of 34.5%, risk-free interest rate of 5.2%, and expected life of 7 years.
Stock Options
A summary of the status of our Company’s stock options as of July 1, 2006, and the change during 2006 is presented below:

	Number of Shares	Weighted
	Underlying	Average
	Options	Exercise Price
	(in thousands)
Outstanding at December 31, 2005	4,982	$4.43
Granted	—	—
Exercised	—	—
Cancelled	(44)	8.64

Outstanding at April 1, 2006	4,938	$4.39
Granted	172	14.00
Exercised	—	—
Cancelled	—	—

Outstanding at July 1, 2006	5,110	$4.72

The following table summarizes information about employee stock options outstanding at July 1, 2006 (options are in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
	Outstanding at		Remaining	Exercisable at		Remaining
	July 1,	Exercise	Contractual	July 1,	Exercise	Contractual
Exercise Prices	2006	Price	Life	2006	Price	Life
$ 0.38	1,122	$0.38	7.6 yrs.	1,122	$0.38	7.6 yrs.
1.51	1,750	1.51	7.6 yrs.	1,750	1.51	7.6 yrs.
8.64	1,882	8.64	8.0 yrs.	581	8.64	7.6 yrs.
12.84	184	12.84	9.5 yrs.	—	—	—
14.00	172	14.00	10.0 yrs.	—	—
The weighted-average fair value of options granted under the 2006 Plan during the first six months of 2006 was $6.61. The aggregate intrinsic value of options outstanding and of options exercisable for the three months ended July 1, 2006 was $56.6 million and $46.5 million, respectively.
As of July 1, 2006, there was $1.1 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our Company’s 2006 Plan. That cost is expected to be recognized in earnings straight-line over a weighted-average period of 3 years.
Non-Vested Restricted Share Awards
On June 27, 2006, our Company granted restricted stock to three employees and three directors. The directors’ awards vest in equal annual installments over three years and the employees’ awards fully vest in three years, each assuming continued service to the Company. The fair market value of the award at the time of the grant is amortized as expense over the period of vesting. Recipients of restricted shares possess all incidents of ownership of such restricted shares, including the right receive dividends with respect to such shares and the right to vote such shares. The fair value of restricted share awards is determined based on the market value of our Company’s shares on the grant date. During the quarter ended July 1, 2006, our Company granted 62,126 share awards (of which 25,713 shares were granted to non-employee directors) at a weighted average fair value of $14.00 on the grant date.
A summary of the status of the our Company’s restricted shares as of July 1, 2006 and changes during the six-months then ended are presented below:

		Weighted Average
		Grant-Date Fair
Nonvested Share Awards	Shares	Value
	(in thousands)

Nonvested at December 31, 2005	—	$—
Granted	62	14.00
Vested	—	—
Forfeited	—	—

Nonvested at July 1, 2006	62	14.00

As of July 1, 2006, there was $0.9 million of total unrecognized compensation cost related to non-vested restricted share awards. That cost is expected to be recognized in earnings straight-line over a weighted average period of 3 years.
No stock appreciation rights were outstanding as of July 1, 2006.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are as follows:

	July 1,	December 31,	Useful Life
	2006	2005	in Years
		(In thousands)
Unamortized intangible assets:
Goodwill	$169,648	$169,648	indefinite

Trademarks	$62,500	$62,600	indefinite

Amortized intangible assets, gross
Customer relationships	55,700	55,700	10
Supplier agreements	2,300	2,300
Noncompete agreements	4,469	4,469	2

Total amortized intangible assets, gross	62,469	62,469

Accumulated amortization:
Customer relationships	(13,497)	(10,712)
Supplier agreements	(2,300)	(2,300)
Noncompete agreements	(4,469)	(4,297)

Total accumulated amortization	(20,266)	(17,309)

Other intangible assets, net	$104,703	$107,760

7. LONG-TERM DEBT
On February 14, 2006, our Company entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and a $205 million first lien term loan due in quarterly installments of $0.5 million beginning May 14, 2006 and ending November 14, 2011 and a final payment of $193.2 million on February 14, 2012.
The term loans under the first lien term loan facility bear interest at a rate equal to an adjusted LIBOR rate plus 3.0% per annum or a base rate plus 2.0% per annum, at our option. The loans under the revolving credit facility bear interest initially, at our option (provided, that all swingline loans shall be base rate loans), at a rate equal to an adjusted LIBOR rate plus 2.75% per annum or a base rate plus 1.75% per annum, and the margins above LIBOR and base rate may decline to 2.00% for LIBOR loans and 1.00% for base rate loans if certain leverage ratios are met. A commitment fee equal to 0.50% per annum accrues on the average daily unused amount of the commitment of each lender under the revolving credit facility and such fee is payable quarterly in arrears. We are also required to pay certain other fees with respect to the senior secured credit facility including (i) letter of credit fees on the aggregate undrawn amount of outstanding letters of credit plus the aggregate principal amount of all letter of credit reimbursement obligations, (ii) a fronting fee to the letter of credit issuing bank and (iii) administrative fees. The second lien secured credit facility bears interest, at our option, at a rate equal to an adjusted LIBOR rate plus 7.0% per annum or a base rate plus 6.0% per annum. We are required to pay certain administrative fees under the second lien secured credit facility.
The first lien secured credit facility is secured by a perfected first priority pledge of all of the equity interests of our subsidiary and perfected first priority security interests in and mortgages on substantially all of our tangible and intangible assets and those of the guarantors, except, in the case of the stock of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences, and subject to such other exceptions as are agreed. The senior secured credit facility contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiaries to (i) dispose of assets; (ii) change our business; (iii) engage in mergers or consolidations; (iv) make certain acquisitions; (v) pay dividends or repurchase or redeem stock; (vi) incur indebtedness or guarantee obligations and issue preferred and other disqualified stock; (vii) make investments and loans; (viii) incur liens; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) issue stock or stock options under certain conditions; (xii) amend or prepay subordinated indebtedness and loans under the second lien secured credit facility; (xiii) modify or waive material documents; or (xiv) change our fiscal year. In addition, under the senior secured credit facility, we are required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and maximum capital expenditures.
The second lien secured credit facility was secured by a perfected second priority pledge of all of the equity interests of our subsidiary and perfected second priority security interests in and mortgages on substantially all of our tangible and intangible assets and those of the guarantors, except, in the case of the stock of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences, and subject to such other exceptions as are agreed. The second lien secured credit facility contained a number of covenants that, among other things, restricted our ability and the ability of our subsidiaries to (i) dispose of assets; (ii) change our business; (iii) engage in mergers or consolidations; (iv) make certain acquisitions; (v) pay dividends or repurchase or redeem stock; (vi) incur indebtedness or guarantee obligations and issue preferred and other disqualified stock; (vii) make investments and loans; (viii) incur liens; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) issue stock or stock options; (xii) amend or prepay subordinated indebtedness; (xiii) modify or waive material documents; or (xiv) change our fiscal year. In addition, under the senior secured credit facility, we were required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and maximum capital expenditures.
Borrowings under the new senior secured credit facility and second lien secured credit facility were used to refinance our Company’s existing debt facility, pay a cash dividend to stockholders of $83.5 million, and make a cash payment of approximately $26.9 million (including applicable payroll taxes of $0.5 million) to stock option holders in connection with such dividend. Approximately $5.1 million of the cash payment to stock option holders was paid to employees whose other compensation is a component of cost of sales. In connection with the refinancing, our Company incurred estimated fees and expenses aggregating $4.5 million that are included as a component of other assets, net and amortized over the terms of the new senior secured credit facility. In the first quarter of 2006, the total cash payment to option holders and unamortized deferred financing costs of $4.6 million related to the prior credit facility were expensed and recorded as stock compensation expense and a component of interest expense, respectively.
Contractual future maturities of long-term debt outstanding as of July 1, 2006 are as follows:

2006	$1,025
2007	2,050
2008	2,050
2009	2,050
2010	2,050
Thereafter	310,262

$319,487

Of the above future maturities, $115.0 million of the “Thereafter” category was paid using proceeds from the IPO (see Note 11).

On September 19, 2005, our Company amended and restated our prior credit agreement with a bank. In connection with the amendment, our Company created a new tranche of term loans with an aggregate principal amount of $190.0 million. The proceeds were used to refinance the existing Tranche A and B debt, fund a $20 million dividend to our stockholders, and pay certain financing costs related to the amendment. These term loans were paid off with the proceeds from the debt entered into on February 14, 2006.
On an annual basis, our Company is required to compute excess cash flow, as defined in our credit and security agreement with the bank. In periods where there is excess cash flow, our Company is required to make prepayments in an aggregate principal amount determined through reference to a grid based on the leverage ratio. No such prepayments were required for the year ended December 31, 2005. The term note and line of credit require that our Company also maintain compliance with certain restrictive financial covenants, the most restrictive of which requires our Company to maintain a total leverage ratio, as defined in the debt agreement, of not greater than certain predetermined amounts. Our Company believes that we are in compliance with all restrictive financial covenants.
8. COMPREHENSIVE INCOME
A summary of the components of comprehensive income is as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net (loss) income	$10,024	$3,724	$(4,052)	$8,515
Other comprehensive income (loss), net of taxes:
Amortization of ineffective interest rate swap	(78)	—	(156)	—
Change in fair value of interest rate swap, net of tax expense / (benefit) of $54 and $(98) for the three months ended July 1, 2006 and July 2, 2005, and $54 and $352 for the six months ended July 1, 2005 and July 2, 2005, respectively	84	(153)	84	215
Change in fair value of aluminum forward contracts, net of tax benefit of $752 and $990 for the three months ended July 1, 2006 and July 2, 2005, and $746 and $1,119 for the six months ended July 1, 2005 and July 2, 2005, respectively	(1,177)	(1,548)	(1,168)	(1,750)

Total other comprehensive loss	(1,171)	(1,701)	(1,240)	(1,535)

Comprehensive (loss) income	$8,853	$2,023	$(5,292)	$6,980

9. COMMITMENTS AND CONTINGENCIES
Our Company is a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of those proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or in the aggregate, will not have a materially adverse effect on our operations, financial position or cash flows.
10. INCOME TAX EXPENSE
Our effective combined federal and state tax rate was 38.8% and 38.7% for the second quarter and the six months ended July 1, 2006, respectively, and was 33.2% for the second quarter and the six months ended July 2, 2005. The increase in the effective tax rate was due to a reduction in the amount of North Carolina tax credits expected to be earned in 2006 compared to 2005.
11. SUBSEQUENT EVENT
Subsequent to the end of our second fiscal quarter, we repaid $137.0 million of long term debt through the use of the proceeds generated from our IPO of $114.8 million and cash on hand of $22.2 million. Following this debt repayment, total outstanding debt was $183.0 million. In connection with this repayment incurred $2.3 million in prepayment penalties and expensed $1.8 million of unamortized deferred financing costs.
On July 27,2006, the underwriters of our IPO exercised their over-allotment in full and, on August 1, 2006, purchased 1,323,529 additional shares that generated approximately $17.2 million in net proceeds which we expect to use to pay down long term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our registration statement on Form S-1 (File No. 333-132365) declared effective by the SEC on June 27, 2006.
This discussion and analysis includes forward-looking statements regarding, among other things, our financial condition and business strategy. Forward-looking statements provide our current expectations and projections about future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions, and other statements that are not historical facts. As a result, all statements other than statements of historical facts included in this discussion and analysis and located elsewhere in this document regarding the prospects of our industry and our prospects, plans, financial position, and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe,” or “continue,” or the negatives of these terms or variations of them or similar terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking.
Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this document. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this document or to reflect the occurrence of unanticipated events except as may be required by applicable securities laws. Further information regarding factors, risks and uncertainties that could affect our financial and other results can be found in the risk factors section of our Form S-1 (File No. 333-132365) and in other reports filed by us with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.
Overview
We are the leading U.S. manufacturer and supplier of residential impact-resistant windows and doors and pioneered the U.S. impact-resistant window and door industry in the aftermath of Hurricane Andrew in 1992. Our impact-resistant products, which are marketed under the WinGuard brand name, combine heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris by maintaining their structural integrity and preventing penetration by impacting objects. Impact-resistant windows and doors satisfy increasingly stringent building codes in hurricane-prone coastal states and provide an attractive alternative to shutters and other “active” forms of hurricane protection that require installation and removal before and after each storm. Our current market share in Florida, which is the largest U.S. impact-resistant window and door market, is significantly greater than that of any of our competitors. In addition to our core WinGuard product line, we offer a complete range of premium, made-to-order and fully customizable aluminum and vinyl windows and doors primarily targeting the non-impact-resistant market. We manufacture these products in a wide variety of styles, including single hung, horizontal roller, casement, and sliding glass doors and we also manufacture sliding panels used for enclosing screened-in porches. Our products are sold to both the residential new construction and home repair and remodeling end markets.
Our future results of operations will be affected by the following factors, some of which are beyond our control.

Residential new construction
Our business is driven in part by residential new construction activity. According to the U.S. Census Bureau, U.S. housing starts were 1.96 million in 2004 and 2.07 million in 2005. According to The Freedonia Group and the Joint Center for Housing Studies of Harvard University, strong housing demand will continue to be supported over the next decade by new household formations, increasing homeownership rates, the size and age of the population, an aging housing stock (approximately 35% of existing homes were built before 1960), improved financing options for buyers and immigration trends.
Home repair and remodeling expenditures
Our business is also driven by the home repair and remodeling market. According to the U.S. Census Bureau, national home repair and remodeling expenditures have increased in 36 of the past 40 years. This growth is mainly the result of the aging U.S. housing stock, increasing homeownership rates and older homeowners’ electing to upgrade their existing residences rather than moving into a new home. The repair and remodeling component of window and door demand tends to be less cyclical than residential new construction and partially insulates overall window and door sales from the impact of residential construction cycles.
Adoption and Enforcement of Building Codes
In addition to coastal states that already have adopted building codes requiring wind-borne debris protection, we expect additional states to adopt and enforce similar building codes, which will further expand the market opportunity for our WinGuard line of impact-resistant products. The speed with which new states adopt and enforce these building codes may impact our growth opportunities in new geographical markets.
Cyclical market pressures
Our financial performance will be impacted by economic conditions nationally and locally in the markets we serve. Our operating results are subject to fluctuations arising from changes in supply and demand, as well as labor costs, demographic trends, interest rates, single family and multi-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors and homeowners.
Sale of NatureScape
On February 20, 2006, we sold our NatureScape product line, which constituted approximately $18.8 million of sales in 2005.
Cost of materials
The prices of our primary raw materials, including aluminum, laminate and glass, are subject to volatility and affect our results of operations when prices rapidly rise or fall within a relatively short period of time.
Recapitalization transactions
On February 14, 2006, we entered into an amended and restated $235 million senior secured credit facility and a $115 million second lien senior secured credit facility. With the proceeds from those facilities, we refinanced $183.5 million under our prior credit facility, paid an $83.5 million dividend to shareholders, and made a $26.9 million cash compensatory payment to option holders (including applicable payroll taxes of $0.5 million) in lieu of adjusting exercise prices. We wrote off approximately $4.6 million of unamortized deferred financing costs related to the prior credit facility that was recorded as interest expense in the first quarter ended April 1, 2006. The $4.5 million of costs incurred in connection with the refinancing are included as a component of other assets, net and amortized over the terms of our new credit facilities.
Selling, general and administrative expense
In June 2006, we completed the IPO of our common stock. We will incur incremental expenses as a result of being a public company such as costs associated with our periodic reporting requirements and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Recent Developments
Initial Public Offering
On June 27, 2006, the SEC declared our Company’s registration statement on Form S-1 effective, and our Company completed an initial public offering (“IPO”) of 8,823,529 shares of its common stock at a price of $14.00 per share. Our Company’s common stock began trading on The Nasdaq National Market under the symbol “PGTI” on June 28, 2006. After underwriting discounts of approximately $8.6 million and estimated transaction costs of approximately $2.5 million, net proceeds received by the Company on July 3, 2006, were $112.3 million. The proceeds of $114.8 million, after deducting underwriting fees, were recorded as a subscriptions receivable in the accompanying condensed consolidated balance sheet for the six months ended July 1, 2006. The subscriptions receivable at July 1, 2006 is reflected as a noncurrent asset in the accompanying consolidated balance sheet because the subscriptions receivable was collected in cash subsequent to the end of the period, and the proceeds were used to liquidate a noncurrent liability. Our Company used net IPO proceeds, together with cash on hand, to repay $137.0 of borrowings under our senior secured credit facilities resulting in total long-term debt outstanding of $183.0 million.
Our Company granted the underwriters an option to purchase up to an additional 1,323,529 shares of common stock at the IPO price, which the underwriters exercised in full on July 27, 2006. After underwriting discounts of approximately $1.3 million, aggregate net proceeds received by the Company on August 1, 2006 were $17.2 million. We expect to use these net proceeds to repay a portion of its outstanding debt.
Stock Split
On June 5, 2006, our board of directors and our stockholders approved a 662.07889-for-1 stock split of our common stock and approved increasing the number of shares of common stock that the Company is authorized to issue to 200.0 million.
After the stock split, effective June 6, 2006, each holder of record held 662.07889 shares of common stock for every 1 share held immediately prior to the effective date. As a result of the stock split, the board of directors also exercised its discretion under the anti-dilution provisions of our 2004 Stock Incentive Plan to adjust the number of shares underlying stock options and the related exercise prices to reflect the change in the per share value and outstanding shares on the date of the stock split. The effect of fractional shares is not material.
Following the effective date of the stock split, the par value of the common stock remained at $0.01 per share. As a result, we have increased the common stock in our consolidated balance sheets and statements of shareholders’ equity included herein on a retroactive basis for all of our Company’s periods presented, with a corresponding decrease to additional paid-in capital. All share and per share amounts and related disclosures have also been retroactively adjusted for all of our Company’s periods presented to reflect the 662.07889-for-1 stock split.
Adoption of SFAS 123(R)
We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), on January 1, 2006. This statement is a fair-value approach for measuring stock-based compensation and requires us to recognize the cost of employee services received in exchange for our company’s equity instruments. Under SFAS 123R, we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We have adopted SFAS 123R on a prospective basis; accordingly, our financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method.
Prior to January 1, 2006, our Company applied Accounting Principles Board Opinion 25, Accounting for Stock issued to Employees (APB 25), and therefore recorded the intrinsic value of stock-based compensation as expense. Under APB 25, compensation cost was recorded only to the extent that the exercise price was less than the fair value of our Company’s stock on the date of grant. No compensation expense was recognized in previous financial statements under APB 25. Additionally, our Company reported the pro forma impact of using a fair value based approach to valuing stock options under the Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123).

Stock options granted prior to our Company’s initial public offering were valued using the minimum value method in the pro-forma disclosures required by SFAS 123. The minimum value method excludes volatility in the calculation of fair value of stock based compensation. In accordance with SFAS No. 123R, options that were valued using the minimum value method, for purposes of pro forma disclosure under SFAS 123, must be transitioned to SFAS 123R using the prospective method. This means that these options will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards in the income statement, which for our Company was APB 25. Accordingly, the adoption of SFAS 123R did not result in any compensation cost being recognized for these options. Additionally, pro forma information previously required under SFAS 123 and SFAS 148 will no longer be presented for these options.
There were 25,713 restricted stock awards granted to non-employee directors and 172,138 shares of stock options granted under the 2006 Plan during the first six months of 2006. There are 2,802,149 shares available for grant under the 2006 Plan at July 1, 2006. There were 36,413 shares of restricted stock granted under the 2004 plan during the first six months of 2006. There are 137,094 shares available under the 2004 plan at July 1, 2006. The compensation cost that was charged against income for stock compensation plans was $12,000 for the first six months of 2006. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $5,000 for the first six months of 2006. As of July 1, 2006, there was $1.1 million and $0.9 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings straight line over a weighted-average period of 3 years.
The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the 2006 Plan in the first six months of 2006: dividend yield of 0%, expected volatility of 34.5%, risk-free interest rate of 5.2%, and expected life of 7 years.
Critical Accounting Policies and Estimates
Critical accounting policies are those that both are important to the accurate portrayal of a company’s financial condition and results, and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
In order to prepare financial statements that conform to accounting principles generally accepted in the U.S., commonly referred to as GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.
We have identified the following accounting policies that require us to make the most subjective or complex judgments in order to fairly present our consolidated financial position and results of operations.
Revenue recognition
We recognize sales when all of the following criteria have been met: a valid customer order with a fixed price has been received; the product has been delivered and accepted by the customer; and collectibility is reasonably assured. All sales recognized are net of allowances for cash discounts and estimated returns, which are estimated using historical experience.
Allowance for doubtful accounts and related reserves
We extend credit to qualified dealers and distributors, generally on a non-collateralized basis. Accounts receivable are recorded at their gross receivable amount, reduced by an allowance for doubtful accounts that results in the receivable being recorded at estimated net realizable value. The allowance for doubtful accounts is based on management’s assessment of the amount which may become uncollectible in the future and is determined based on our write-off history, aging of receivables, specific identification of uncollectible accounts, and consideration of prevailing economic and industry conditions. Uncollectible accounts are charged off after repeated attempts to collect from the customer have been unsuccessful. The difference between actual write-offs and estimated reserves has not been material.

Long-lived assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated, based on management estimates, in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimates made by management are subject to change and include such things as future growth assumptions, operating and capital expenditure requirements, asset useful lives and other factors, changes in which could materially impact the results of the impairment test. If such assets are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell, and depreciation is no longer recorded.
Goodwill
The impairment evaluation for goodwill is conducted at the end of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by using a two-step process. In the first step, which is used to screen for potential impairment, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is determined using the discounted future cash flows method, based on management estimates. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step, which determines the amount of the goodwill impairment to be recorded must be completed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. Estimation of fair value is dependent on a number of factors, including, but not limited to, interest rates, future growth assumptions, operations and capital expenditure requirements and other factors which are subject to change and could materially impact the results of the impairment tests. Unless our actual results differ significantly from those in our estimation of fair value, it would not result in an impairment of goodwill.
Warranties
We have warranty obligations with respect to most of our manufactured products. Obligations vary by product components. The reserve for warranties is based on our assessment of the costs that will have to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing our warranty history and specific identification of our estimated future warranty obligations.
Derivative instruments
We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.
All derivative instruments currently utilized by us are designated and accounted for as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk). SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

The following table summarizes information about employee stock options outstanding at July 1, 2006 (options are in thousands):
Results of Operations
Second quarter ended July 1, 2006 compared with the second quarter ended July 2, 2005
Overview
In the second quarter ended July 1, 2006, our operating results were driven by continued increased demand for our WinGuard windows and doors, a price increase across most of our product lines enacted in the first quarter of 2006, and improved operating efficiencies. As a result, net sales increased 39% in the second quarter ended July 1, 2006 and gross margin percentage was 43.3% for the second quarter ended July 1, 2006, compared to 35.1% in the same quarter of 2005. Selling, general and administrative expenses for the second quarter ended July 1, 2006, increased $5.3 million from the second quarter of 2005, mainly to support our increase in net sales; however, as a percent of net sales, our selling, general and administrative expenses improved to 21.9%, compared to 23.6% for the second quarter of 2005.
Net sales
Net sales for the second quarter ended July 1, 2006 were $108.7 million, a $30.5 million, or 39%, increase over net sales of $78.2 million for the second quarter ended July 2, 2005. The following table shows net sales classified by major product category (in millions):

	Second Quarter Ended
	July 1, 2006		July 2, 2005
	Sales	% of Sales	Sales	% of Sales	% Growth
WinGuard Windows and Doors	$71.6	65.9%	$40.4	51.6%	77.3%
Other Window and Door Products	$37.1	34.1%	$37.8	48.4%	- 2.0%

Total	$108.7	100.0%	$78.2	100.0%	39.0%

Net sales of WinGuard Windows and Doors were $71.6 million for the second quarter ended July 1, 2006, an increase of $31.2 million, or 77.3%, from $40.4 million in net sales for the second quarter ended July 2, 2005. This growth was due to increased sales volume of our WinGuard products and the effect of a 9% price increase implemented during the first quarter. Demand for WinGuard products is driven by increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts, including a television advertising campaign which began running in March of 2006. As a result of the great number of different products we make and the wide variety of custom features offered (approximately 2,700 different products offered each day), as well as the fact that price increases are introduced at different times for different customers based on their order patterns, we are unable to separately quantify the impact of price and volume increases on our increased net sales. We track our sales volume based on our customer orders, which typically comprise multiple openings (with each opening representing an opening in the wall of a home into which one or more of our windows or doors are installed). We are currently unable to convert sales on a per-opening basis into sales on a per-product basis; however, we are currently in the process of developing internal reporting procedures to enable us to track sales on a per-product basis.
Net sales of Other Window and Door Products were $37.1 million for the second quarter ended July 1, 2006, a decrease of $0.7 million, or 2.0%, from $37.8 million in net sales for the second quarter ended July 2, 2005. This decrease was primarily driven by a discontinuation of certain products, including NatureScape, resulting in a reduction of net sales of $6.0 million when compared to the second quarter ended July 2, 2005. We discontinued these products because they generated lower margins and had less attractive growth prospects as compared to our other product lines. In addition, discontinuation of these products allowed us to increase manufacturing capacity for our higher margin WinGuard products in our North Carolina facility. The effect of these product line discontinuations was offset in part by growth in our Multi-Story products and the net impact of year-over-year price increases.

Gross margin
Gross margin was $47.1 million for the second quarter ended July 1, 2006, an increase of $19.7 million, or 71.8%, from $27.4 million for the second quarter ended July 2, 2005. This growth was largely due to higher sales volume of our WinGuard windows and doors, which increased as a percentage of our total net sales to 65.9%, compared to 51.6% in the second quarter of 2005, increased prices across most of our product lines and improved manufacturing efficiencies. The gross margin percentage was 43.3% for the second quarter ended July 1, 2006, an increase of 820 basis points from 35.1% for the second quarter ended July 2, 2005.
Selling, general, and administrative expenses
Selling, general, and administrative expenses were $23.8 million for the second quarter ended July 1, 2006, an increase of $5.3 million, from $18.5 million for the second quarter ended July 2, 2005. This increase was mainly due to additional sales and marketing expenses to support our volume growth in WinGuard and MultiStory Products, including the launch of a television advertising campaign in March of 2006, as well as an increase in accrued performance based compensation. As a percentage of sales, selling, general and administrative expenses decreased by 170 basis points during the second quarter of 2006 to 21.9% compared to 23.6% for the second quarter of 2005. This decrease was due to the fact that certain fixed expenses, such as support and administrative costs, grew at a slower rate relative to the increase in net sales.
Interest expense
Interest expense was $7.3 million for the second quarter ended July 1, 2006, an increase of $4.1 million from $3.2 million for the second quarter ended July 2, 2005. This increase was due to a higher average debt level of $319.7 million for the second quarter ended July 1, 2006 associated with our debt refinancing on February 14, 2006 as described under the Liquidity and Capital Resources section of this report, as compared to an average debt level of $162.9 million for the second quarter ended July 2, 2005, as well as higher LIBOR rates.
Income tax expense
Our effective combined federal and state tax rate was 38.8% for the second quarter ended July 1, 2006 and 33.2% for the second quarter ended July 2, 2005. The increase in the effective tax rate was due to a reduction in the amount of North Carolina tax credits expected to be earned in 2006 compared to 2005.
Six months ended July 1, 2006 compared with the six months ended July 2, 2005
Overview
In the six months ended July 1, 2006, our operating results were primarily driven by strong sales growth largely resulting from increased demand for our WinGuard windows and doors, price increases across most of our product lines, and improved operating efficiencies. As a result, net sales increased 30.1% in the sixth month period ended July 1, 2006 and gross margin percentage for the six months ended July 1, 2006 was 40.4%, compared to 36.3% in the same period of 2005. Selling, general and administrative expenses for the six months ended July 1, 2006, increased $7.7 million compared to the six months ended July 2, 2005, mainly to support our increase in net sales; however, as a percent of net sales, our selling, general and administrative expense improved to 22.3%, compared to 24.1% for the six months of 2005. Our operating results were negatively impacted by $26.9 million of stock compensation expense resulting from amounts paid to stock option holders in lieu of adjusting exercise prices in connection with the dividend paid to shareholders in February 2006.

Net sales
Net sales for the six months ended July 1, 2006 were $205.0 million, a $47.6 million, or 30.1%, increase over net sales of $157.6 million for the six months ended July 2, 2005. The following table shows net sales classified by major product category (in millions):

	Six Months Ended
	July 1, 2006		July 2, 2005
	Sales	% of Sales	Sales	% of Sales	% Growth

WinGuard Windows and Doors	$131.8	64.3%	$79.7	50.6%	65.3%
Other Window and Door Products	$73.2	35.7%	$77.9	49.4%	-5.9%

Total	$205.0	100.0%	$157.6	100.0%	30.1%

Net sales of WinGuard Windows and Doors were $131.8 million for the six months ended July 1, 2006, an increase of $52.1 million, or 65.3%, from $79.7 million in net sales for the six months ended July 2, 2005. This growth was due to higher sales volume and the effect of a 9% price increase implemented during the first half of the year. Demand for WinGuard products is driven by increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts, including a television advertising campaign which began running in March of 2006.
Net sales of Other Window and Door Products were $73.2 million for the six months ended July 1, 2006, a decrease of $4.7 million, or 5.9%, from $77.9 million in net sales for the six months ended July 2, 2005. This decrease was primarily driven by a discontinuation of certain products, including NatureScape, resulting in a reduction of net sales of $8.3 million when compared to the six months ended July 2, 2005. We discontinued these products because they generated lower margins and had less attractive growth prospects as compared to our other product lines. In addition, discontinuation of these products allowed us to increase manufacturing capacity for our higher margin WinGuard products in our North Carolina facility. The effect of these product line discontinuations was offset in part by a 345% growth, or $9.0 million increase, in our Multi-Story products and the net impact of year over year price increases.
Gross margin
Gross margin was $82.8 million for the six months ended July 1, 2006, an increase of $25.7 million, or 44.9%, from $57.1 million for the six months ended July 2, 2005. This growth was largely due to higher sales volume of our WinGuard windows and doors, which increased as a percentage of our total net sales to 64.3%, compared to 50.6% in the six months of 2005, increased prices across most of our product lines and improved manufacturing efficiencies. The gross margin percentage was 40.4% for the six months ended July 1, 2006, an increase of 410 basis points from 36.3% for the six months ended July 2, 2005.
Selling, general, and administrative expenses
Selling, general, and administrative expenses were $45.7 million for the six months ended July 1, 2006, an increase of $7.7 million, from $38.0 million for the six months ended July 2, 2005. This increase was mainly due to additional sales and marketing expenses pertaining to WinGuard, including the launch of a television advertising campaign in March of 2006 as well as an increase in accrued performance based compensation. As a percentage of sales, selling, general and administrative expenses decreased by 180 basis points during the six months of 2006 to 22.3% compared to 24.1% for the six months ended July 2, 2005. This decrease was due to the fact that certain fixed expenses, such as support and administrative costs, grew at a slower rate relative to the increase in net sales.
Stock compensation expense
For the six months ended July 1, 2006, stock compensation expense of $26.9 million was recorded, relating to a payment to option holders in lieu of adjusting exercise prices in connection with the payment of a dividend to shareholders in February 2006. No such expense occurred in the six months ended July 2, 2005.
Interest expense
Interest expense was $17.6 million for the six months ended July 1, 2006, an increase of $11.3 million from $6.3 million for the six months ended July 2, 2005. The increase was due to a $4.6 million write-off of previously deferred financing costs in connection with our debt refinancing on February 14, 2006, and the increase in our average debt levels to $274.3 million for the six months ended July 1, 2006 associated with our debt financing on February 14, 2006 as described under the Liquidity and Capital Resources section of this report, as compared to $164.7 million for the six months ended July 2, 2005, as well as higher LIBOR rates.

Income tax expense
Our effective combined federal and state tax rate was 38.7% for the six months ended July 1, 2006 and 33.2% for the six months ended July 2, 2005. The increase in the effective tax rate was due to a reduction in the amount of North Carolina tax credits expected to be earned in 2006 compared to 2005.
Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on our credit facilities, to fund capital expenditures, and to pay dividends, if any, on our common stock. Capital resources have primarily consisted of cash flows from operations and borrowings under our credit facilities.
Consolidated Cash Flows
Operating activities. Cash flows provided by operating activities were $6.9 million for the six months ended July 1, 2006, compared to cash flows provided by operating activities of $10.9 million for the six months ended July 2, 2005. This decrease in cash flows from operating activities of $4.0 million was primarily due to a cash compensatory payment of $26.9 million made to option holders in lieu of adjusting exercise prices in connection with the payment of dividends to shareholders in February 2006. This cash compensatory payment was substantially offset by improved profitability and, to a lesser extent, lower working capital requirements in 2006.
Days sales outstanding improved to 40 at the end of the second quarter of 2006 from 50 at the end of 2005 as our customers in Southeast Florida have recovered from the temporary disruptions caused by hurricanes in 2005.
Investing activities. Cash flows used in investing activities were $18.5 million for the six months ended July 1, 2006, compared to $7.4 million for the six months ended July 2, 2005. The increase in cash flows used in investing activities was mainly due to the purchase of a 393,000 square foot facility in Salisbury, North Carolina in February 2006 plus related building improvements. We are in the process of moving our current North Carolina operations in Lexington into our new facility and plan to sell the Lexington facility upon completion of this move.
Financing activities. Cash flows provided by financing activities were $48.0 million for the six months ended July 1, 2006, compared to cash flows used in financing activities of $3.0 million for the six months ended July 2, 2005. The increase in cash flows of $51.0 million was due to the proceeds from the refinancing completed in February 2006 of $320 million, offset by the repayment of debt totaling $184.0 million, a dividend to shareholders in February 2006 of $83.5 million, and the payment of financing costs related to the refinancing of $4.5 million. During the six months ended July 2, 2005, $6.0 million of cash was used to pay down the outstanding balance on long term debt.
Capital Resources. On February 14, 2006, our Company entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and a $205 million first lien term loan due in quarterly installments of $0.5 million beginning May 14, 2006 and ending November 14, 2011 and a final payment of $193.2 million on February 14, 2012.
The term loans under the first lien term loan facility bear interest, at our option, at a rate equal to an adjusted LIBOR rate plus 3.0% per annum or a base rate plus 2.0% per annum. The loans under the revolving credit facility bear interest initially, at our option (provided, that all swingline loans shall be base rate loans), at a rate equal to an adjusted LIBOR rate plus 2.75% per annum or a base rate plus 1.75% per annum, and the margins above LIBOR and base rate may decline to 2.00% for LIBOR loans and 1.00% for base rate loans if certain leverage ratios are met. A commitment fee equal to 0.50% per annum accrues on the average daily unused amount of the commitment of each lender under the revolving credit facility and such fee is payable quarterly in arrears. We are also required to pay certain other fees with respect to the senior secured credit facility including (i) letter of credit fees on the aggregate undrawn amount of outstanding letters of credit plus the aggregate principal amount of all letter of credit reimbursement obligations, (ii) a fronting fee to the letter of credit issuing bank and (iii) administrative fees. The second lien secured credit facility bears interest, at our option, at a rate equal to an adjusted LIBOR rate plus 7.0% per annum or a base rate plus 6.0% per annum. We are required to pay certain administrative fees under the second lien secured credit facility.

The first lien secured credit facility is secured by a perfected first priority pledge of all of the equity interests of our subsidiary and perfected first priority security interests in and mortgages on substantially all of our tangible and intangible assets and those of the guarantors, except, in the case of the stock of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences, and subject to such other exceptions as are agreed. The senior secured credit facility contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiaries to (i) dispose of assets; (ii) change our business; (iii) engage in mergers or consolidations; (iv) make certain acquisitions; (v) pay dividends or repurchase or redeem stock; (vi) incur indebtedness or guarantee obligations and issue preferred and other disqualified stock; (vii) make investments and loans; (viii) incur liens; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) issue stock or stock options of our subsidiary; (xii) amend or prepay subordinated indebtedness and loans under the second lien secured credit facility; (xiii) modify or waive material documents; or (xiv) change our fiscal year. In addition, under the first lien secured credit facility, we are required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and maximum capital expenditures.
The second lien secured credit facility was secured by a perfected second priority pledge of all of the equity interests of our subsidiary and perfected second priority security interests in and mortgages on substantially all of our tangible and intangible assets and those of the guarantors, except, in the case of the stock of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences, and subject to such other exceptions as are agreed. The second lien secured credit facility contained a number of covenants that, among other things, restricted our ability and the ability of our subsidiaries to (i) dispose of assets; (ii) change our business; (iii) engage in mergers or consolidations; (iv) make certain acquisitions; (v) pay dividends or repurchase or redeem stock; (vi) incur indebtedness or guarantee obligations and issue preferred and other disqualified stock; (vii) make investments and loans; (viii) incur liens; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) issue stock or stock options under certain conditions; (xii) amend or prepay subordinated indebtedness; (xiii) modify or waive material documents; or (xiv) change our fiscal year. In addition, under the second lien secured credit facility, we were required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and maximum capital expenditures.
Borrowings under the new senior secured credit facility and second lien secured credit facility on February 14, 2006, were used to refinance our Company’s existing debt facility, pay a cash dividend to stockholders of $83.5 million, and make a cash payment of approximately $26.9 million (including applicable payroll taxes of $0.5 million) to stock option holders in lieu of adjusting exercise prices in connection with such dividend. In connection with the refinancing, our Company incurred estimated fees and expenses aggregating $4.5 million that will be included as a component of other assets, net and amortized over the terms of the new senior secured credit facilities. In the six months of 2006, the total cash payment to option holders and unamortized deferred financing costs of $4.6 million related to the prior credit facility were expensed and recorded as stock compensation expense and a component of interest expense, respectively.
Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver under the senior secured credit facility, we believe we will have sufficient capital to meet our short-term and long-term needs, including our capital expenditures and our debt obligations in 2006. Our Company used net IPO proceeds, together with cash on hand, to repay $137.0 of borrowings under our senior secured credit facilities resulting in total long-term debt outstanding of $183.0 million.

Our Company granted the underwriters an option to purchase up to an additional 1,323,529 shares of common stock at the IPO price, which the underwriters exercised in full on July 27, 2006. After underwriting discounts of $1.3 million, aggregate net proceeds received by the Company on August 1, 2006, were $17.2 million. We expect to use these net proceeds to repay a portion of our outstanding debt.
Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the six months ended July 1, 2006 and July 2, 2005, capital expenditures were $18.6 million and $7.4 million, respectively. We anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans. We anticipate our capital expenditures to be approximately $30.0 million in 2006, which includes expenditures of approximately $18.0 million in connection with our facility expansion in North Carolina.
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings. We believe that the adoption of FIN 48 will not have a material impact on our Company’s financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at July 1, 2006, a 25 basis point increase in interest rates would result in approximately $0.8 million of additional interest costs annually. As adjusted for the application of proceeds from the initial public offering and cash from operations, a 25 basis point increase in interest rates would result in approximately $0.4 million of additional interest costs annually.
We utilize derivative financial instruments to hedge price movements of our aluminum materials. As of July 1, 2006, we covered 70% of our anticipated needs for 2006. Short term changes in the cost of aluminum, which can be significant, are sometimes passed on to our customers through price increases, however there can be no guarantee that we will be able to continue to pass such price increases to our customers or that price increases will not negatively impact sales volume, thereby adversely impacting operating income.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Our management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting. During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect to claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our financial position or results of operations.
Although our business and facilities are subject to federal, state and local environmental regulation, environmental regulation does not have a material impact on our operations. We believe that our facilities are in material compliance with such laws and regulations. As owners and lessees of real property, we can be held liable for the investigation or remediation of contamination on such properties, in some circumstances without regard to whether we knew of or were responsible for such contamination. Our current expenditures with respect to environmental investigation and remediation at our facilities are minimal, although no assurance can be provided that more significant remediation may not be required in the future as a result of spills or releases of petroleum products or hazardous substances or the discovery of unknown environmental conditions.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our registration statement on Form S-1 (File No. 333-132365) declared effective by the SEC on June 27, 2006, which could materially affect our business, financial condition or future results. The risks described in such registration statement on Form S-1 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On June 27, 2006, our Company issued an aggregate of 36,413 shares of restricted common stock to Herman Moore, Jeffrey T. Jackson, and Mario Ferrucci III pursuant to our Company's 2004 Stock Incentive Plan, and an aggregate of 25,713 shares of restricted common stock to Richard D. Feintuch, Floyd F. Sherman, Randy L. White under its 2006 Equity Incentive Plan.
Also on June 27, 2006, our Company granted stock options to employees under its 2006 Equity Incentive Plan, covering an aggregate of 172,138 shares. All such options were granted at an exercise price of $14.00 per share.
Use of Proceeds
On June 27, 2006, the SEC declared our Company’s registration statement on Form S-1 (File No. 333-132365) effective, and our Company completed an initial public offering of 8,823,529 shares of its common stock at a price of $14.00 per share for an aggregate offering price of $123.5 million. Aggregate underwriting discounts and commissions were $8.6 million. Our Company’s common stock began trading on The Nasdaq National Market under the symbol “PGTI” on June 28, 2006.
Our Company granted the underwriters an option to purchase an additional 1,323,529 shares of common stock at the IPO price, which the underwriters exercised in full on July 27, 2006.

The exercise of the over-allotment option increased the aggregate offering price and aggregate underwriting discounts and commissions to $142.0 million and $9.9 million, respectively.
Deutsche Bank Securities Inc. and J. P. Morgan Securities, Inc. were the joint book-running managers of this offering. JMP Securities LLC, Raymond James & Associates, Inc., and SunTrust Capital Markets, Inc. acted as co-managers.
After aggregate underwriting discounts of $9.9 million and estimated aggregate transaction costs of $2.5 million, aggregate net proceeds to the Company were $129.6 million. Our Company used the net proceeds from the IPO, together with cash on hand, to repay a portion of its outstanding debt.
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On June 5, 2006, our stockholders, acting by written consent of the majority of the shares of common stock, approved an amendment to our certificate of incorporation to effect a 662.07889-for-1 split of our common stock. In addition, our stockholders approved the adoption of our 2006 Equity Incentive Plan and approved an amendment and restatement to our certificate of incorporation in connection with our IPO. These actions were effected in compliance with Section 228 of the General Corporation Law of the State of Delaware.
Item 5. Other Information
     None.
Item 6 — Exhibits
The following items are attached or incorporated herein by reference:

3.1	Form of Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

3.2	Form of Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2*	Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006

10.1	Second Amended and Restated Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registration

Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.2	Second Lien Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.3	Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.4	Second Lien Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as Second Lien Collateral Agent (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.5	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7	Form of PGT, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.9	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Rodney Hershberger (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10	Employment Agreement, dated November 1, 2005, between PGT Industries, Inc. and Herman Moore (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.11	Employment Agreement, dated November 28, 2005, between PGT Industries, Inc. and Jeffrey T. Jackson (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.12	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Deborah L. LaPinska (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.13	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and B. Wayne Varnadore (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.14	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and David McCutcheon (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.15	Employment Agreement, dated July 8, 2004, between PGT Industries, Inc. and Ken Hilliard (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.16	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Linda Gavit (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.17	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.18	Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.19	Employment Agreement, dated April 10, 2006, between PGT Industries, Inc. and Mario Ferrucci III (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

10.20	Supply Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated January 1, 2006, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.20 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.21	Supplier Agreement between Indalex Aluminum Solutions and PGT Industries, Inc., dated January 1, 2005, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.21 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.22	Supplier Agreement between Keymark Corporation and PGT Industries, Inc., dated January 1, 2005, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.22 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.23	Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.24	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.25	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.26	Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: August 10, 2006	/s/ Rodney Hershberger

Rodney Hershberger
President and Chief Executive Officer

Date: August 10, 2006	/s/ Jeffrey T. Jackson

Jeffrey T. Jackson
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Form of Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

3.2	Form of Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2*	Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006

10.1	Second Amended and Restated Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.2	Second Lien Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.3	Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.4	Second Lien Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as Second Lien Collateral Agent (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.5	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7	Form of PGT, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.9	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Rodney Hershberger (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10	Employment Agreement, dated November 1, 2005, between PGT Industries, Inc. and Herman Moore (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.11	Employment Agreement, dated November 28, 2005, between PGT Industries, Inc. and Jeffrey T. Jackson (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.12	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Deborah L. LaPinska (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.13	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and B. Wayne Varnadore (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.14	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and David McCutcheon (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.15	Employment Agreement, dated July 8, 2004, between PGT Industries, Inc. and Ken Hilliard (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.16	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Linda Gavit (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.17	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.18	Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.19	Employment Agreement, dated April 10, 2006, between PGT Industries, Inc. and Mario Ferrucci III (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

10.20	Supply Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated January 1, 2006, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.20 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.21	Supplier Agreement between Indalex Aluminum Solutions and PGT Industries, Inc., dated January 1, 2005, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.21 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.22	Supplier Agreement between Keymark Corporation and PGT Industries, Inc., dated January 1, 2005, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.22 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.23	Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.24	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.25	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.26	Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.