Form 10-Q
period 2006-09-30
PGT, Inc.
filed 2006-11-14
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 000-52059
PGT, Inc.
1070 Technology Drive
North Venice, FL 34275
Registrant’s telephone number: 941-480-1600

Delaware	20-0634715

State of Incorporation	IRS Employer Identification No.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
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
Common Stock, $0.01 par value – 27,051,525 shares, as of November 10, 2006.

PGT, INC.
INDEX

Page
Number
Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations — Three months ended September 30, 2006 and October 1, 2005
Condensed Consolidated Statements of Operations — Nine months ended September 30, 2006 and October 1, 2005
Condensed Consolidated Balance Sheets — September 30, 2006 and December 31, 2005
Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2006 and October 1, 2005
Condensed Consolidated Statement of Shareholders’ Equity
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	September 30,	October 1,
Three months ended	2006	2005
	(unaudited)
Net sales	$98,324	$87,089
Cost of sales	59,089	54,691

Gross margin	39,235	32,398
Stock compensation expense related to dividends paid (includes expenses related to cost of sales and selling, general and administrative expense of $1,290, and $5,315, respectively, in 2005)	—	6,605
Selling, general and administrative expenses	22,691	21,544

Income from operations	16,544	4,249
Other expense (income), net	439	(86)
Interest expense	7,791	4,022

Income before income tax expense	8,314	313
Income tax expense	3,240	104

Net income	$5,074	$209

Basic net income per common share	$0.20	$0.01
Diluted net income per common and common equivalent share	$0.18	$0.01
Weighted average common shares outstanding:
Basic	25,920,001	15,720,351
Diluted	27,747,707	17,221,477
The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	September 30,	October 1,
Nine months ended	2006	2005
	(unaudited)
Net sales	$303,369	$244,669
Cost of sales	181,301	155,127

Gross margin	122,068	89,542
Stock compensation expense related to dividends paid (includes expenses related to cost of sales and selling, general and administrative expense of $5,069, and $21,829, respectively in 2006, and $1,290 and $5,315, respectively in 2005)	26,898	6,605
Selling, general and administrative expenses	68,355	59,517

Income from operations	26,815	23,420
Other income, net	(325)	(9)
Interest expense	25,432	10,368

Income before income taxes	1,708	13,061
Income tax expense	686	4,338

Net income	$1,022	$8,723

Basic net income per common share	$0.05	$0.55
Diluted net income per common and common equivalent share	$0.05	$0.51
Weighted average common shares outstanding:
Basic	19,273,420	15,720,351
Diluted	21,207,499	17,221,477
The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,488	$3,270
Accounts receivable, net	37,294	45,193
Inventories	13,649	13,981
Deferred income taxes	10,039	3,133
Other current assets	7,249	11,360

Total current assets	96,719	76,937

Property, plant and equipment, net	82,551	65,508
Goodwill	169,648	169,648
Other intangible assets, net	103,311	107,760
Other assets, net	3,083	5,700

Total assets	$455,312	$425,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$28,246	$31,137

Total current liabilities	28,246	31,137
Long-term debt less current portion	165,488	183,525
Deferred income taxes	54,319	54,320

Total liabilities	248,053	268,982

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; zero shares issued and outstanding at September 30, 2006 and zero shares authorized, issued and outstanding at December 31, 2005	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 27,048,613 shares issued and 26,986,487 shares outstanding at September 30, 2006 and 15,749,483 shares issued and outstanding at December 31, 2005	269	157
Additional paid-in-capital	205,462	152,647
Retained earnings	1,022	—
Accumulated other comprehensive income	506	3,767

Total shareholders’ equity	207,259	156,571

Total liabilities and shareholders’ equity	$455,312	$425,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	September 30,	October 1,
Nine months ended	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$1,022	$8,723

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,131	5,361
Stock-based compensation	269	—
Excess tax benefits from stock-based compensation plans	(5,341)	—
Amortization	4,349	6,015
Deferred Financing	7,107	927
Derivative financial instruments	(325)	(9)
Deferred income taxes	5,911	—
Loss on disposal of assets	55	325

Change in operating assets and liabilities:
Accounts receivable	5,061	(19,904)
Inventories	332	(989)
Other current assets	(3,524)	3,053
Accounts payable and accrued expenses	(2,860)	8,894

Net cash provided by operating activities	19,187	12,396

Cash flows from investing activities:
Purchases of property, plant and equipment	(24,234)	(11,322)
Proceeds from sales of equipment and intagibles	105	31

Net cash used in investing activities	(24,129)	(11,291)

Cash flows from financing activities:
Net change in revolving line of credit	—	(2,000)
Net proceeds from initial public offering	129,574	—
Exercise of stock options	1,226
Excess tax benefits from stock-based compensation plans	5,341	—
Proceeds from issuance of long-term debt	320,000	190,000
Payment of dividends	(83,484)	(20,000)
Payment of financing costs	(4,459)	(904)
Payment of long-term debt	(338,038)	(166,375)

Net cash provided by financing activities	30,160	721

Net increase in cash and cash equivalents	25,218	1,826
Cash and cash equivalents at beginning of period	3,270	2,525

Cash and cash equivalents at end of period	$28,488	$4,351

Supplemental cash flow information:
Interest paid	$19,681	$10,187
Income taxes paid	$1,242	$7,949
The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance at December 31, 2005	15,749,483	$157	$152,647	$—	$3,767	$156,571
Dividends paid			(83,484)			(83,484)
Initial public offering, net of offering costs	10,147,058	101	129,473			129,574
Stock-based compensation			269			269
Exercise of stock options, including tax benefit of $5,342 associated with the exercise of stock options	1,089,946	11	6,557			6,568
Amortization of ineffective interest rate swap					(235)	(235)
Change in fair value of interest rate swap, net of tax benefit of $70					(110)	(110)
Change in fair value of aluminum forward contracts, net of tax benefit of $1,865					(2,916)	(2,916)
Net income				1,022		1,022

Balance at September 30, 2006	26,986,487	$269	$205,462	$1,022	$506	$207,259

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
The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s registration statement on Form S-1 (File No. 333-132365) declared effective by the SEC on June 27, 2006.
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
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly excludes income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, (FAS 109). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings. We believe that the adoption of FIN 48 will not have a material impact on our Company’s financial position or results of operations.
In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. The Company will initially apply the provisions of SAB 108 in connection with the preparation of its annual financial statements for the year ending December 30, 2006. The Company has considered the provisions of SAB 108 and does not expect the initial application of SAB 108 to affect its annual financial statements for the year ending December 30, 2006.
In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company has considered the provisions of SFAS 157 and does not expect the application of SFAS 157 to have a material effect on its financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Period
Each of our Company’s fiscal quarters consist of 13 weeks.
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
Warranty Expense
Our Company has warranty obligations with respect to most of our manufactured products. Warranty periods, which vary by product component, range from 1 to 10 years. However, the majority of the products sold have warranties on components which range from 1 to 3 years. The reserve for warranties is based on management’s assessment of the cost per service call and the number of service calls expected to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing our Company’s warranty history and specific identification of our estimated future warranty obligations. The following provides information with respect to our Company’s warranty accrual:

		Accruals for
	Balance at	Warranties			Balance at
	Beginning	Issued	Adjustments	Settlements	End of
Allowance for Warranty	of Period	During Period	Made	Made	Period
	(In thousands)
Three months ended Sept 30, 2006	$4,732	1477	(223)	(1255)	$4,731
Three months ended October 1, 2005	$3,063	2094	266	(1050)	$4,373

Nine months ended Sept 30, 2006	$4,501	4552	(460)	(3862)	$4,731
Nine months ended October 1, 2005	$2,863	3670	638	(2798)	$4,373
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
Inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Finished goods	$2,116	$1,867
Work in progress	919	467
Raw materials	11,642	12,460
Less reserve for obsolescence	(1,028)	(813)

	$13,649	$13,981

3. Shareholders’ Equity
Initial Public Offering
On June 27, 2006, the SEC declared our Company’s registration statement on Form S-1 effective, and our Company completed an initial public offering (“IPO”) of 8,823,529 shares of its common stock at a price of $14.00 per share. Our Company’s common stock began trading on The Nasdaq National Market under the symbol “PGTI” on June 28, 2006. After underwriting discounts of approximately $8.6 million and estimated transaction costs of approximately $2.5 million, net proceeds received by the Company on July 3, 2006, were $112.3 million. Our Company used net IPO proceeds, together with cash on hand, to repay $137.0 of borrowings under our senior secured credit facilities. (See Note 7.)
Our Company granted the underwriters an option to purchase up to an additional 1,323,529 shares of common stock at the IPO price, which the underwriters exercised in full on July 27, 2006. After underwriting discounts of approximately $1.3 million, aggregate net proceeds received by the Company on August 1, 2006 were $17.2 million of which $17.0 million was used to repay a portion of our outstanding debt.

In conjunction with the IPO, our Company’s stockholders approved an amendment and restatement of the Company’s certificate of incorporation. The amended and restated certificate of incorporation provides that the Company is authorized to issue 200.0 million shares of common stock, par value $0.01 per share, and 10.0 million shares of preferred stock, par value $0.01 per share.
Special Cash Dividends
In February 2006, our Company paid a special cash dividend to our stockholders of $83.5 million. In connection with the payment of this dividend, our Company also made a compensatory cash payment of $26.9 million to stock option holders (including applicable payroll taxes of $0.5 million) in-lieu of adjusting exercise prices, that was recorded as stock compensation expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006.
In September 2005, our Company paid a special cash dividend to our stockholders of $20.0 million. In connection with the payment of this dividend, our Company also made a compensatory cash payment of $6.6 million to stock option holders (including applicable payroll taxes of $0.2 million) in-lieu of adjusting exercise prices, that was recorded as stock compensation expense in the accompanying condensed consolidated statement of operations for the nine months ended October 1, 2005.
4. NET INCOME PER COMMON SHARE
Net income per common share (“EPS”) is calculated in accordance with SFAS No. 128, “Earnings per Share,” which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents.
The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Weighted average common shares for basic EPS	25,920,001	15,720,351	19,273,420	15,720,351
Effect of dilutive stock options	1,827,706	1,501,126	1,934,079	1,501,126

Weighted average common and common equivalent shares for diluted EPS	27,747,707	17,221,477	21,207,499	17,221,477

5. STOCK COMPENSATION
On January 29, 2004, our Company adopted the JLL Window Holdings, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), whereby stock-based awards may be granted by the Board of Directors (the Board) to officers, key employees, consultants and advisers of our Company.
In conjunction with the acquisition of PGT Holding Company, our Company rolled over 2.9 million option shares belonging to option holders of the acquired entity. These options have a ten year term and are fully vested. Of these options, 1.1 million have an exercise price of $0.38 per share, and 1.8 million have an exercise price of $1.51 per share.
Also in conjunction with the acquisition, our Company granted 1.6 million option shares to key employees. These options have a ten-year life, fully vest after five years and have an accelerated vesting based on achievement of certain financial targets over three years, with an exercise price of $8.64 per share. On July 5, 2005, and November 30, 2005, our Company granted 0.5 million and 0.2 million option shares, respectively. These options have a ten-year life, fully vest after five years, and have accelerated vesting based on certain financial targets over three years, with an exercise price of $8.64 and $12.84 per share, respectively. There were 36,413 shares of restricted stock granted under the 2004 Plan during the first nine months of 2006. There are 137,094 shares available for grant under the 2004 Plan at September 30, 2006.

On June 5, 2006, our Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) whereby equity-based awards may be granted by the Board to eligible non-employee directors, selected officers and other employees, advisors and consultants of our Company. There were 172,138 options and 25,713 shares of restricted stock granted under the 2006 Plan during the first nine months of 2006. There are 2,802,149 shares available for grant under the 2006 Plan at September 30, 2006.
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
The compensation cost that was charged against income for stock compensation plans was approximately $269,000 for the first nine months of 2006. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements was approximately $108,000 for the first nine months of 2006.
The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the 2006 Plan in the first nine months of 2006: dividend yield of 0%, expected volatility of 34.5%, risk-free interest rate of 5.2%, and expected life of 7 years.

Stock Options
A summary of the status of our Company’s stock options as of September 30, 2006, and the change during 2006 is presented below:

	Number of Shares	Weighted
	Underlying	Average
	Options	Exercise Price
	(in thousands)
Outstanding at December 31, 2005	4,982	$4.43
Granted	—	$—
Exercised	—	$—
Cancelled	(44)	$8.64

Outstanding at April 1, 2006	4,938	$4.39
Granted	172	$14.00
Exercised	—	$—
Cancelled	—	$—

Outstanding at July 1, 2006	5,110	$4.72
Granted	—	$—
Exercised	(1,090)	$1.13
Cancelled	—	$—

Outstanding at September 30, 2006	4,020	$5.69

The following table summarizes information about employee stock options outstanding at September 30, 2006 (options are in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
	Outstanding at		Remaining	Exercisable at		Remaining
	September 30,	Exercise	Contractual	September 30,	Exercise	Contractual
Exercise Prices	2006	Price	Life	2006	Price	Life
$0.38	530	$0.38	7.3 yrs.	530	$0.38	7.3 yrs.
$1.51	1,287	1.51	7.3 yrs.	1,287	1.51	7.3 yrs.
$8.64	1,847	8.64	7.7 yrs.	640	8.64	7.5 yrs.
$12.84	184	12.84	9.2 yrs.	—	—	—
$14.00	172	$14.00	9.7 yrs.	—	$—	—
The weighted-average fair value of options granted under the 2006 Plan during the first nine months of 2006 was $6.61. The aggregate intrinsic value of options outstanding and of options exercisable as of September 30, 2006 was $33.6 million and $26.9 million, respectively. For the three month period ended September 30, 2006, we received $1.2 million in proceeds from the exercise of 1,089,947 stock options for which the tax benefit realized was $5.3 million and the aggregate intrinsic value was $14.1 million as of September 30, 2006.
As of September 30, 2006, there was $0.9 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our Company’s 2006 Plan. That cost is expected to be recognized in earnings straight-line over a weighted-average period of 3 years from the date of grant.
Non-Vested Restricted Share Awards
On June 27, 2006, our Company granted restricted stock to three employees and three directors. The directors’ awards vest in equal annual installments over three years and the employees’ awards fully vest in three years, each assuming continued service to the Company. The fair market value of the award at the time of the grant is amortized as expense over the period of vesting. Recipients of restricted shares possess all incidents of ownership of such restricted shares, including the right to receive dividends with respect to such shares and the right to vote such shares. The fair value of restricted share awards is determined based on the market value of our

Company’s shares on the grant date. During the nine months ended September 30, 2006, our Company granted 62,126 share awards (of which 25,713 shares were granted to non-employee directors) at a weighted average fair value of $14.00 on the grant date.
A summary of the status of the our Company’s restricted shares as of September 30, 2006 and changes during the nine months then ended are presented below:

Weighted Average
Grant-Date Fair
	Shares	Value
Nonvested Restricted Share Awards	(in thousands)
Nonvested at December 31, 2005	—	$—
Granted	62	14.00
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2006	62	$14.00

As of September 30, 2006, there was $0.8 million of total unrecognized compensation cost related to non-vested restricted share awards. That cost is expected to be recognized in earnings straight-line over a weighted average period of 3 years from the date of grant.
No stock appreciation rights were outstanding as of September 30, 2006.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are as follows:

	September 30,	December 31,	Useful Life
	2006	2005	in Years
	(In thousands)
Unamortized intangible assets:
Goodwill	$169,648	$169,648	indefinite

Trademarks	$62,500	$62,600	indefinite

Amortized intangible assets, gross
Customer relationships	55,700	55,700	10
Supplier agreements	2,300	2,300	1-2
Noncompete agreements	4,469	4,469	2

Total amortized intangible assets, gross	62,469	62,469

Accumulated Amortization:
Customer relationships	(14,889)	(10,712)
Supplier agreements	(2,300)	(2,300)
Noncompete agreements	(4,469)	(4,297)

Total Accumulated Amortization	(21,658)	(17,309)

Other intangible assets, net	$103,311	$107,760

7. LONG-TERM DEBT
On September 19, 2005, our Company amended and restated its prior credit agreement with a bank. In connection with the amendment, our Company created a new tranche of term loans with an aggregate principal amount of $190.0 million. The proceeds were used to refinance the existing Tranche A and B debt, fund a $20 million dividend to our stockholders, and pay certain financing costs related to the amendment. These term loans were paid off with the proceeds from the debt entered into on February 14, 2006, as further discussed below.

On February 14, 2006, our Company entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and a $205 million first lien term loan due in quarterly installments of $0.5 million beginning May 14, 2006 and ending November 14, 2011 and a final payment of $193.2 million on February 14, 2012. As of September 30, 2006 there was $24.6 million available under the revolving credit facility.
The first lien term loan bears interest at a rate equal to an adjusted LIBOR rate plus 3.0% per annum or a base rate plus 2.0% per annum, at our option. The loans under the revolving credit facility bear interest initially, at our option (provided, that all swingline loans shall be base rate loans), at a rate equal to an adjusted LIBOR rate plus 2.75% per annum or a base rate plus 1.75% per annum, and the margins above LIBOR and base rate may decline to 2.00% for LIBOR loans and 1.00% for base rate loans if certain leverage ratios are met. A commitment fee equal to 0.50% per annum accrues on the average daily unused amount of the commitment of each lender under the revolving credit facility and such fee is payable quarterly in arrears. We are also required to pay certain other fees with respect to the senior secured credit facility including (i) letter of credit fees on the aggregate undrawn amount of outstanding letters of credit plus the aggregate principal amount of all letter of credit reimbursement obligations, (ii) a fronting fee to the letter of credit issuing bank and (iii) administrative fees.
The first lien term loan is secured by a perfected first priority pledge of all of the equity interests of our subsidiary and perfected first priority security interests in and mortgages on substantially all of our tangible and intangible assets and those of the guarantors, except, in the case of the stock of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences, and subject to such other exceptions as are agreed. The senior secured credit facility contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiaries to (i) dispose of assets; (ii) change our business; (iii) engage in mergers or consolidations; (iv) make certain acquisitions; (v) pay dividends or repurchase or redeem stock; (vi) incur indebtedness or guarantee obligations and issue preferred and other disqualified stock; (vii) make investments and loans; (viii) incur liens; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) issue stock or stock options under certain conditions; (xii) amend or prepay subordinated indebtedness and loans under the second lien secured credit facility; (xiii) modify or waive material documents; or (xiv) change our fiscal year. In addition, under the senior secured credit facility, we are required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and maximum capital expenditures.
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
Contractual future maturities of long-term debt outstanding as of September 30, 2006 are as follows:

2006	$—
2007	420
2008	1,680
2009	1,680
2010	1,680
Thereafter	160,028

$165,488

During the third quarter of 2006, we repaid $154.0 million of long term debt, including full repayment of the $115 million second lien term note, through the use of the proceeds generated from our IPO and cash on hand. In connection with this repayment, we incurred $2.3 million in prepayment penalties and expensed $2.0 million of unamortized deferred financing costs recorded in interest expense on the condensed consolidated statement of operations.

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
8. COMPREHENSIVE INCOME (LOSS)
A summary of the components of comprehensive income is as follows (in thousands):

	For the Three Months Ended		FOR THE NINE MONTHS ENDED
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net income	$5,074	$209	$1,022	$8,723
Other comprehensive (loss) income, net of taxes:
Amortization of ineffective interest rate swap	(78)	—	(235)	—
Change in fair value of interest rate swap, net of tax (benefit) expense of $(124) and $141 for the three months ended September 30, 2006 and October 1, 2005, and $(70) and $278 for the nine months ended September 30, 2006 and October 1, 2005, respectively	(194)	220	(110)	435
Change in fair value of aluminum forward contracts, net of tax (benefit) expense of $(1,118) and $718 for the three months ended September 30, 2006 and October 1, 2005, and $(1,864) and $(401) for the nine months ended September 30, 2006 and October 1, 2005, respectively	(1,748)	1,124	(2,916)	(626)

Total other comprehensive (loss) income	(2,020)	1,344	(3,261)	(191)

Comprehensive income (loss)	$3,054	$1,553	$(2,239)	$8,532

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
10. INCOME TAX EXPENSE
Our effective combined federal and state tax rate was 39.0% and 40.2% for the three and nine months ended September 30, 2006, respectively, and was 33.2% for the three and nine months ended October 1, 2005. The increase in the effective tax rate was due to a reduction in the amount of North Carolina tax credits expected to be earned in 2006 compared to 2005 and the impact of permanent differences arising from the exercise of stock options.

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
Overview
We are the leading U.S. manufacturer and supplier of residential impact-resistant windows and doors and pioneered the U.S. impact-resistant window and door industry in the aftermath of Hurricane Andrew in 1992. Our impact-resistant products, which are marketed under the WinGuard brand name, combine heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris by maintaining their structural integrity and preventing penetration by impacting objects. Impact-resistant windows and doors satisfy increasingly stringent building codes in hurricane-prone coastal states and provide an attractive alternative to shutters and other “active” forms of hurricane protection that require installation and removal before and after each storm. Our current market share in Florida, which is the largest U.S. impact-resistant window and door market, is significantly greater than that of any of our competitors. In addition to our core WinGuard branded product line, we offer a complete range of premium, made-to-order and fully customizable aluminum and vinyl windows and doors primarily targeting the non-impact-resistant market. We manufacture these products in a wide variety of styles, including single hung, horizontal roller, casement, and sliding glass doors, and we also manufacture sliding panels used for enclosing screened-in porches. Our products are sold to both the residential new construction and repair and remodeling end markets.
Our future results of operations will be affected by the following factors, some of which are beyond our control.
Residential new construction
Our business is driven in part by residential new construction activity. According to the U.S. Census Bureau, U.S. housing starts were 1.96 million in 2004 and 2.07 million in 2005. According to The Freedonia Group and the Joint Center for Housing Studies of Harvard University, strong housing demand will continue to be supported over the next decade by new household formations, increasing homeownership rates, the size and age of the population, an aging housing stock (approximately 35% of existing homes were built before 1960), improved financing options for buyers and immigration trends. During the third quarter of 2006, we saw a significant slowdown in the Florida housing market to the extent that sales during the latter part of the quarter were below the prior year levels for the comparable period. This negative trend has continued in the early part of the fourth quarter, and we expect this slowdown to continue. Like many building material suppliers in the industry, we will be faced with a challenging operating environment over the next several quarters due to the quick decline in the housing market.

Specifically, new single family housing permits in Florida decreased by 44% in the third quarter of 2006 compared to the prior year. We still believe there are several meaningful trends such as rising immigration rates, growing prevalence of second homes, relatively low interest rates, creative new forms of mortgage financing, and the aging of the housing stock, that indicate housing demand will remain healthy in the long term. Based on these trends and certain other factors, we believe that the current pullback in the housing industry is likely to be temporary and that, as we have proved historically, we will be able to outperform the market during this cyclical downturn and grow our business over the long term.
Home repair and remodeling expenditures
Our business is also driven by the home repair and remodeling market. According to the U.S. Census Bureau, national home repair and remodeling expenditures have increased in 36 of the past 40 years. This growth is mainly the result of the aging U.S. housing stock, increasing homeownership rates and homeowners’ electing to upgrade their existing residences rather than move into a new home. The repair and remodeling component of window and door demand tends to be less cyclical than residential new construction and partially insulates overall window and door sales from the impact of residential new construction cycles.
Adoption and Enforcement of Building Codes
In addition to coastal states that already have adopted building codes requiring wind-borne debris protection, we expect additional states to adopt and enforce similar building codes, which will further expand the market opportunity for our WinGuard branded line of impact-resistant products. The speed with which new states adopt and enforce these building codes will impact our growth opportunities in new geographical markets.
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
Sale of NatureScape
On February 20, 2006, we sold our NatureScape product line, which constituted approximately $18.8 million of sales and $(0.1) million in operating losses in 2005.
Cost of materials
The prices of our primary raw materials, including aluminum, laminate and glass, are subject to volatility and affect our results of operations when prices rapidly rise or fall within a relatively short period of time. We use hedging instruments to manage the market risk of our aluminum costs. The last of the related hedging instruments that we had in place matured in October 2006. The Company is currently uncovered and purchasing our aluminum needs at market prices.
Selling, general and administrative expense
In June 2006, we completed the initial public offering (“IPO”) of our common stock. As a result of being a public company, we are incurring incremental expenses such as costs associated with periodic reporting requirements and implementation of our compliance program related to Section 404 of the Sarbanes-Oxley Act of 2002.
Critical Accounting Policies and Estimates
Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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
Allowance for doubtful accounts and related reserves
We extend credit to dealers and distributors, generally on a non-collateralized basis. Accounts receivable are recorded at their gross receivable amount, reduced by an allowance for doubtful accounts that results in the receivable being recorded at estimated net realizable value. The allowance for doubtful accounts is based on management’s assessment of the amount which may become uncollectible in the future and is determined based on our write-off history, aging of receivables, specific identification of uncollectible accounts, and consideration of prevailing economic and industry conditions. Uncollectible accounts are charged off after repeated attempts to collect from the customer have been unsuccessful. The difference between actual write-offs and estimated reserves has not been material.
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
Stock Compensation
We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), on January 1, 2006. This statement is a fair-value approach for measuring stock-based compensation and requires us to recognize the cost of employee services received in exchange for our company’s equity instruments. Under SFAS 123R, we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We have adopted SFAS 123R on a prospective basis; accordingly, our financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method.
Prior to January 1, 2006, our Company applied Accounting Principles Board Opinion 25, Accounting for Stock issued to Employees (“APB 25”), and therefore recorded the intrinsic value of stock-based compensation as expense. Pursuant to APB 25, compensation cost was recorded only to the extent that the exercise price was less than the fair value of our Company’s stock on the date of grant. No compensation expense was recognized in previous financial statements under APB 25. Additionally, our Company reported the pro forma impact of using a fair value based approach to valuing stock options under the Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”).
Stock options granted prior to our Company’s IPO were valued using the minimum value method in the pro-forma disclosures required by SFAS 123. The minimum value method excludes volatility in the calculation of fair value of stock based compensation. In accordance with SFAS No. 123R, options that were valued using the minimum value method, for purposes of pro forma disclosure under SFAS 123, must be transitioned to SFAS 123R using the prospective method. This means that these options will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards in the income statement, which for our Company was APB 25. Accordingly, the adoption of SFAS 123R did not result in any compensation cost being recognized for these options. Additionally, pro forma information previously required under SFAS 123 and SFAS 148 will no longer be presented for these options.
There were 25,713 restricted stock awards granted to non-employee directors and 172,138 shares of stock options granted under the 2006 Plan during the first nine months of 2006. There are 2,802,149 shares available for grant under the 2006 Plan at September 30, 2006. There were 36,413 shares of restricted stock granted under the 2004 Plan during the first nine months of 2006. There are 137,094 shares available under the 2004 Plan at September 30, 2006. The compensation cost that was charged against income for stock compensation plans was $0.3 million for the first nine months of 2006. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements was $0.1 million for the first nine months of 2006. As of September 30, 2006, there was $0.9 million and $0.8 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings straight line over a weighted-average period of 3 years.
The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the 2006 Plan in the first nine months of 2006: dividend yield of 0%, expected volatility of 34.5%, risk-free interest rate of 5.2%, and expected life of 7 years.

Recent Developments
Initial Public Offering
On June 27, 2006, the SEC declared our Company’s registration statement on Form S-1 effective, and our Company completed an initial public offering (“IPO”) of 8,823,529 shares of its common stock at a price of $14.00 per share. Our Company’s common stock began trading on The Nasdaq National Market under the symbol “PGTI” on June 28, 2006. After underwriting discounts of approximately $8.6 million and estimated transaction costs of approximately $2.5 million, net proceeds received by the Company on July 3, 2006, were $112.3 million. Our Company used net IPO proceeds, together with cash on hand, to repay $137.0 of borrowings under our senior secured credit facilities.
Our Company granted the underwriters an option to purchase up to an additional 1,323,529 shares of common stock at the IPO price, which the underwriters exercised in full on July 27, 2006. After underwriting discounts of approximately $1.3 million, aggregate net proceeds received by the Company on August 1, 2006 were $17.2 million of which $17.0 million were used to repay a portion of our outstanding debt.
Stock Split
On June 5, 2006, our board of directors and our stockholders approved a 662.07889-for-1 stock split of our common stock and approved increasing the number of shares of common stock that the Company is authorized to issue to 200.0 million.
After the stock split, effective June 6, 2006, each holder of record held 662.07889 shares of common stock for every 1 share held immediately prior to the effective date. As a result of the stock split, the board of directors also exercised its discretion under the anti-dilution provisions of the 2004 Plan to adjust the number of shares underlying stock options and the related exercise prices to reflect the change in the per share value and outstanding shares on the date of the stock split. The effect of fractional shares is not material.
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
Results of Operations
Third quarter ended September 30, 2006 compared with the third quarter ended October 1, 2005
Overview
Net sales increased 12.9% and gross margin percentage was 39.9% in the third quarter of 2006, compared to 37.2% in the same quarter of 2005 despite a significant slowdown in Florida new home construction. Our operating results were driven by growth in our WinGuard branded and Architectural Systems product lines, a price increase across most of our product lines enacted in the first quarter of 2006, and improved operating efficiencies. Selling, general and administrative expenses as a percentage of sales for the third quarter ended September 30, 2006, decreased by 160 basis points from the prior year quarter as we leveraged these costs against increasing sales. Selling, general and administrative expenses increased $1.2 million from the third quarter of 2005, mainly to support our increase in net sales, as well as targeted advertising and incremental costs associated with being a public company.

Net sales
Net sales for the third quarter ended September 30, 2006 were $98.3 million, a $11.2 million, or 12.9% increase over net sales of $87.1 million for the third quarter ended October 1, 2005. The following table shows net sales classified by major product category (in millions):

	Third Quarter Ended
	September 30, 2006		October 1, 2005
	Sales	% of Sales	Sales	% of Sales	% Growth
WinGuard Windows and Doors	$65.5	66.6%	$52.6	60.3%	24.6%
Other Window and Door Products	$32.8	33.4%	$34.5	39.7%	-5.2%

Total	$98.3	100.0%	$87.1	100.0%	12.9%

Net sales of WinGuard branded products were $65.5 million for the third quarter ended September 30, 2006, an increase of $12.9 million, or 24.6%, from $52.6 million in net sales for the third quarter ended October 1, 2005. This growth was due to increased sales volume of our WinGuard branded products and the effect of a 9% price increase implemented during the first quarter of 2006. Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts, including a television advertising campaign which began running in March of 2006. As a result of the great number of different products we make and the wide variety of custom features offered (approximately 2,700 different products offered), as well as the fact that price increases are introduced at different times for different customers based on their order patterns, we are unable to separately quantify the impact of price and volume increases on our increased net sales. We track our sales volume based on our customer orders, which typically comprise multiple openings (with each opening representing an opening in the wall of a home into which one or more of our windows or doors are installed). We are currently unable to convert sales on a per-opening basis into sales on a per-product basis; however, we are currently in the process of developing internal reporting procedures to enable us to track sales on a per-product basis.
Net sales of Other Window and Door Products were $32.8 million for the third quarter ended September 30, 2006, a decrease of $1.7 million, or 5.2%, from $34.5 million in net sales for the third quarter ended October 1, 2005. This decrease was primarily driven by a discontinuation of certain products, including NatureScape, resulting in a reduction of net sales of $4.9 million when compared to the third quarter ended October 1, 2005. We discontinued these products because they generated lower margins and had less attractive growth prospects as compared to our other product lines. In addition, discontinuation of these products allowed us to increase manufacturing capacity for our higher margin WinGuard branded products in our North Carolina facility. The effect of these product line discontinuations was offset in part by growth in our Architectural Systems products and the net impact of year-over-year price increases.
As of September 30, 2006 backlog was $19.6 million compared to $57.5 million and $53.5 million at December 31, 2005 and October 1, 2005, respectively. Our backlog consists of orders that we have received from customers that have not yet shipped, and we expect that substantially all of our current backlog will be recognized as sales during the next twelve months. The decrease in our backlog resulted from improvements in our manufacturing lead-times and a softening of the housing market, which has had a negative impact on order intake. We expect this trend will continue and have a negative effect on future period to period comparisons.
Gross margin
Gross margin was $39.2 million for the third quarter ended September 30, 2006, an increase of $6.8 million, or 20.9%, from $32.4 million for the third quarter ended October 1, 2005. This growth was largely due to higher sales volume of our WinGuard branded windows and doors, which increased as a percentage of our total net sales to 66.6%, compared to 60.3% in the third quarter of 2005, increased prices across most of our product lines and improved manufacturing efficiencies. The gross margin percentage was 39.9% for the third quarter ended September 30, 2006, an increase of 270 basis points from 37.2% for the third quarter ended October 1, 2005.

Selling, general, and administrative expenses
Selling, general, and administrative expenses were $22.7 million for the third quarter ended September 30, 2006, an increase of $1.2 million, from $21.5 million for the third quarter ended October 1, 2005. This increase was mainly due to an increase of $0.8 million invested in targeted advertising. In addition, administrative expenses increased $1.1 million for costs such as additional accounting, legal, insurance, compliance and other expenses to support our growth and the requirements of being a public company. The third quarter of 2006 also included $0.3 million of stock compensation expense related to our adoption of SFAS 123R. The third quarter of 2005 included $1.3 million of non-recurring charges related to management fees and refinancing costs associated with our September 2005 refinancing. As a percentage of sales, selling, general and administrative expenses decreased by 160 basis points during the third quarter of 2006 to 23.1% compared to 24.7% for the third quarter of 2005. This decrease was due to the fact that certain fixed expenses, such as support and administrative costs, grew at a slower rate relative to the increase in net sales.
Interest expense
Interest expense was $7.8 million for the third quarter ended September 30, 2006, an increase of $3.8 million from $4.0 million for the third quarter ended October 1, 2005. Interest expense includes non-recurring charges of $4.3 million and $0.5 million in 2006 and 2005, respectively, related to termination penalties and the write-off of unamortized debt issuance costs in connection with prepayments of debt in the respective periods. In addition, there was a higher average debt level of $242.5 million for the third quarter ended September 30, 2006 associated with our debt refinancing on February 14, 2006 as described under the Liquidity and Capital Resources section of this report, as compared to an average debt level of $177.7 million for the third quarter ended October 1, 2005, as well as higher LIBOR rates.
Income tax expense
Our effective combined federal and state tax rate was 39.0% for the third quarter ended September 30, 2006 and 33.2% for the third quarter ended October 1, 2005. The increase in the effective tax rate was due to a reduction in the amount of North Carolina tax credits expected to be earned in 2006 compared to 2005 and the impact of permanent differences arising from the exercise of stock options.
Nine months ended September 30, 2006 compared with the nine months ended October 1, 2005
Overview
In the nine months ended September 30, 2006, our operating results were primarily driven by strong sales growth largely resulting from increased demand for our WinGuard branded products, price increases across most of our product lines, and improved operating efficiencies. As a result, net sales increased 24.0% in the nine month period ended September 30, 2006, and gross margin percentage for the nine months ended September 30, 2006 was 40.2%, compared to 36.6% in the same period of 2005. Selling, general and administrative expenses for the nine months ended September 30, 2006, increased $8.8 million compared to the nine months ended October 1, 2005, mainly to support our increase in net sales, as well as increased targeted advertising and incremental costs associated with being a public company. As a percent of net sales, our selling, general and administrative expense improved to 22.5%, compared to 24.3% for the nine months ended October 1, 2005. Our operating results were negatively impacted by $26.9 million of stock compensation expense resulting from amounts paid to stock option holders in lieu of adjusting exercise prices in connection with the dividend paid to shareholders in February 2006.

Net sales
Net sales for the nine months ended September 30, 2006 were $303.4 million, a $58.7 million, or 24.0%, increase over net sales of $244.7 million for the nine months ended October 1, 2005. The following table shows net sales classified by major product category (in millions):

	Nine Months Ended
	September 30, 2006		October 1, 2005
	Sales	% of Sales	Sales	% of Sales	% Growth
WinGuard Windows and Doors	$197.3	65.0%	$132.3	54.1%	49.1%
Other Window and Door Products	$106.1	35.0%	$112.4	45.9%	-5.6%

Total	$303.4	100.0%	$244.7	100.0%	24.0%

Net sales of WinGuard branded products were $197.3 million for the nine months ended September 30, 2006, an increase of $65.0 million, or 49.1%, from $132.3 million in net sales for the nine months ended October 1, 2005. This growth was due to higher sales volume and the effect of a 9% price increase implemented during the first half of the year. Demand for WinGuard branded products is driven by increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts, including a television advertising campaign which began running in March of 2006.
Net sales of Other Window and Door Products were $106.1 million for the nine months ended September 30, 2006, a decrease of $6.3 million, or 5.6%, from $112.4 million in net sales for the nine months ended October 1, 2005. This decrease was primarily driven by a discontinuation of certain products, including NatureScape and other aluminum and vinyl products resulting in a reduction of net sales of $18.5 million when compared to the nine months ended October 1, 2005. We discontinued these products because they generated lower margins and had less attractive growth prospects as compared to our other product lines. In addition, discontinuation of these products allowed us to increase manufacturing capacity for our higher margin WinGuard branded products in our North Carolina facility. In addition, the reserve for credit memos increased by $1.5 million mainly due to an increase in volume. The decreases were offset in part by a 353% growth, or $14.0 million increase, in our Architectural Systems products and the net impact of year over year price increases.
Gross margin
Gross margin was $122.1 million for the nine months ended September 30, 2006, an increase of $32.5 million, or 36.3%, from $89.5 million for the nine months ended October 1, 2005. This growth was largely due to higher sales volume of our WinGuard branded products, which increased as a percentage of our total net sales to 65.0%, compared to 54.1% in the nine months of 2005, increased prices across most of our product lines and improved manufacturing efficiencies. The gross margin percentage was 40.2% for the nine months ended September 30, 2006, an increase of 360 basis points from 36.6% for the nine months ended October 1, 2005.
Selling, general, and administrative expenses
Selling, general, and administrative expenses were $68.4 million for the nine months ended September 30, 2006, an increase of $8.8 million, from $59.5 million for the nine months ended October 1, 2005. This increase was mainly due to additional sales, marketing and distribution expenses to support our volume growth in WinGuard branded and Architectural Systems product lines, including an increase of $2.7 million in selling, marketing and distribution costs and an increase of $1.2 million invested in targeted advertising. In addition, administrative expenses increased $4.7 million for costs such as additional accounting, legal, insurance, compliance and other expenses to support our growth and the requirements of being a public company. The first nine months of 2006 included $0.3 million of stock compensation expense related to our adoption of SFAS 123R and $1.4 million of non-recurring charges related to management fees. The first nine months of 2005 included $1.8 million of non-recurring charges related to management fees and refinancing costs associated with our September 2005 refinancing. As a percentage of sales, selling, general and administrative expenses decreased by 180 basis points during the nine months of 2006 to 22.5% compared to 24.3% for the nine months ended October 1, 2005. This decrease was due to the fact that certain fixed expenses, such as support and administrative costs, grew at a slower rate relative to the increase in net sales.

Stock compensation expense
Stock compensation expense of $26.9 million and $6.6 million was recorded for the nine months ended September 30, 2006 and October 1, 2005, respectively, relating to payments to option holders in lieu of adjusting exercise prices in connection with the payment of a dividend to shareholders in February 2006 and September 2005, respectively.
Interest expense
Interest expense was $25.4 million for the nine months ended September 30, 2006, an increase of $15.0 million from $10.4 million for the nine months ended October 1, 2005. Interest expense includes non-recurring charges of $8.9 million and $0.5 million in 2006 and 2005, respectively, related to termination penalties and the write-off of unamortized debt issuance costs in connection with prepayments of debt in the respective periods. In addition, there was an increase in our average debt levels to $247.1 million for the nine months ended September 30, 2006 associated with our debt financing on February 14, 2006 as described under the Liquidity and Capital Resources section of this report, as compared to $171.0 million for the nine months ended October 1, 2005, as well as higher LIBOR rates.
Income tax expense
Our effective combined federal and state tax rate was 40.2% for the nine months ended September 30, 2006 and 33.2% for the nine months ended October 1, 2005. The increase in the effective tax rate was due to a reduction in the amount of North Carolina tax credits expected to be earned in 2006 compared to 2005 and the impact of permanent differences arising from the exercise of stock options.
Liquidity and Capital Resources
Our principal source of liquidity is cash flow generated by operations, supplemented by borrowings under our credit facilities. This cash generating capability provides us with financial flexibility in meeting operating and investing needs. In addition, we completed our IPO in June 2006 and used the net proceeds, together with cash on hand, to repay a portion of our long term debt. Our primary capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on our credit facilities and fund capital expenditures. Our measure of cash flow is defined as net cash provided by operating activities plus one-time or unusual adjustments, reduced by expenditures for property and equipment.
Consolidated Cash Flows
Operating activities. Cash flows provided by operating activities were $19.2 million for the nine months ended September 30, 2006, compared to cash flows provided by operating activities of $12.4 million for the nine months ended October 1, 2005. This increase was mainly due to improved profitability and, to a lesser extent, lower working capital requirements in 2006. In addition, cash flows from operating activities includes cash compensatory payments of $26.9 million and $6.6 million in 2006 and 2005, respectively, made to option holders in lieu of adjusting exercise prices in connection with the payment of dividends to shareholders in the respective periods.
Days sales outstanding improved to 40 at the end of the third quarter of 2006 from 50 as of December 31, 2005 as our customers in Southeast Florida have recovered from the temporary disruptions caused by hurricanes in 2005.
Investing activities. Cash flows used in investing activities were $24.1 million for the nine months ended September 30, 2006, compared to $11.3 million for the nine months ended October 1, 2005. The increase in cash flows used in investing activities was mainly due to the purchase of a 393,000 square foot facility in Salisbury, North Carolina in February 2006 plus related building improvements. We have substantially moved our operations from Lexington, N.C. to our new facility in Salisbury, N.C. Once the move is complete, the Lexington facility will be held for sale.
Financing activities. Cash flows provided by financing activities were $19.2 million for the nine months ended September 30, 2006, compared to cash flows used in financing activities of $0.7 million for the nine months ended October 1, 2005. Significant financing transactions during 2005 and 2004 included the following:
•	In September 2005, we amended and restated our prior credit agreement with a bank. In connection with the amendment, our Company created a new tranche of term loans with an aggregate principal amount of $190.0 million. The proceeds were used to refinance the existing Tranche A and B debt, fund a $20.0 million dividend to our stockholders, make a cash payment of $6.6 million to stock option holders in lieu of adjusting exercise prices in connection with such dividend, and pay certain financing costs related to the amendment.

•	In February 2006, we entered into a second amended and restated senior secured credit facility and a second lien term loan, and received $320.0 million proceeds. The proceeds were used to refinance our Company’s existing debt facility, pay a cash dividend to stockholders of $83.5 million, make a cash payment of approximately $26.9 million (including applicable payroll taxes of $0.5 million) to stock option holders in lieu of adjusting exercise prices in connection with such dividend, and pay certain financing costs related to the amendment.

•	In June 2006, we completed our IPO, and received net proceeds of $129.6 million. We used the net proceeds from the IPO, including the underwriter allotment, together with cash generated from operations to repay $154.0 million of our long term debt, including full repayment of the second lien debt.
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
The first lien term loan bears interest, at our option, at a rate equal to an adjusted LIBOR rate plus 3.0% per annum or a base rate plus 2.0% per annum. The loans under the revolving credit facility bear interest initially, at our option (provided, that all swingline loans shall be base rate loans), at a rate equal to an adjusted LIBOR rate plus 2.75% per annum or a base rate plus 1.75% per annum, and the margins above LIBOR and base rate may decline to 2.00% for LIBOR loans and 1.00% for base rate loans if certain leverage ratios are met. A commitment fee equal to 0.50% per annum accrues on the average daily unused amount of the commitment of each lender under the revolving credit facility and such fee is payable quarterly in arrears. We are also required to pay certain other fees with respect to the senior secured credit facility including (i) letter of credit fees on the aggregate undrawn amount of outstanding letters of credit plus the aggregate principal amount of all letter of credit reimbursement obligations, (ii) a fronting fee to the letter of credit issuing bank and (iii) administrative fees.
The first lien term loan is secured by a perfected first priority pledge of all of the equity interests of our subsidiary and perfected first priority security interests in and mortgages on substantially all of our tangible and intangible assets and those of the guarantors, except, in the case of the stock of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences, and subject to such other exceptions as are agreed. The senior secured credit facility contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiaries to (i) dispose of assets; (ii) change our business; (iii) engage in mergers or consolidations; (iv) make certain acquisitions; (v) pay dividends or repurchase or redeem stock; (vi) incur indebtedness or guarantee obligations and issue preferred and other disqualified stock; (vii) make investments and loans; (viii) incur liens; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) issue stock or stock options of our subsidiary; (xii) amend or prepay subordinated indebtedness and loans under the second lien secured credit facility; (xiii) modify or waive material documents; or (xiv) change our fiscal year. In addition, under the first lien secured credit facility, we are required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and maximum capital expenditures.
Borrowings under the new senior secured credit facility and second lien secured credit facility on February 14, 2006, were used to refinance our Company’s existing debt facility, pay a cash dividend to stockholders of $83.5 million, and make a cash payment of approximately $26.9 million (including applicable payroll taxes of $0.5 million) to stock option holders in lieu of adjusting exercise prices in connection with such dividend. In connection with the refinancing, our Company incurred fees and expenses aggregating $4.5 million that will be included as a component of other assets, net and amortized over the terms of the new senior secured credit facilities. In the nine months of 2006, the total cash payment to option holders and unamortized deferred financing costs of $4.6 million related to the prior credit facility were expensed and recorded as stock compensation expense and a component of interest expense, respectively.
Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver under the senior secured credit facility, we believe we will have sufficient capital to meet our short-term and long-term needs, including our capital expenditures and our debt obligations in 2006.
Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the nine months ended September 30, 2006 and October 1, 2005, capital expenditures were $24.2 million and $11.3 million, respectively. We anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans. We anticipate our capital expenditures to be approximately $30.0 million in 2006, which includes expenditures of approximately $18.0 million in connection with our facility expansion in North Carolina.
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly excludes income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings. We believe that the adoption of FIN 48 will not have a material impact on our Company’s financial position or results of operations.
In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. The Company will initially apply the provisions of SAB 108 in connection with the preparation of its annual financial statements for the year ending December 30, 2006. The Company has considered the provisions of SAB 108 and does not expect the initial application of SAB 108 to affect its annual financial statements for the year ending December 30, 2006.
In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company has considered the provisions of SFAS 157 and does not expect the application of SFAS 157 to have a material effect on its financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at September 30, 2006, a 25 basis point increase in interest rates would result in approximately $0.4 million of additional interest costs annually.
We utilize derivative financial instruments to hedge price movements of our aluminum materials. As of September 30, 2006, we covered 70% of our anticipated needs for 2006. Short term changes in the cost of aluminum, which can be significant, are sometimes passed on to our customers through price increases, however there can be no guarantee that we will be able to continue to pass such price increases to our customers or that price increases will not negatively impact sales volume, thereby adversely impacting operating income.
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
During the quarter ended September 30, 2006, we issued an aggregate of 1,054,903 shares of our common stock to certain officers, employees and former employees upon the exercise of options associated with the Rollover Stock Option Agreement included as Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365. We received aggregate proceeds of $0.9 million as a result of the exercise of these options. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in reliance on, among other things, representations and warranties obtained from the holders of such options.
During the quarter ended September 30, 2006, we issued an aggregate of 35,044 shares of our common stock to certain employees and former employees upon the exercise of options awarded under our 2004 Stock Incentive Plan. We received aggregate proceeds of $0.3 million as a result of the exercise of these options. The Company relied on the exemption from the registration requirements of the Securities Act of 1933 in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.
All of the above option grants were made prior to our initial public offering. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
     None.

Item 6 — Exhibits
The following items are attached or incorporated herein by reference:

3.1	Form of Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

3.2	Form of Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2	Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

10.1	Second Amended and Restated Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.3	Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.5	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7	Form of PGT, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.9	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Rodney Hershberger (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10	Employment Agreement, dated November 1, 2005, between PGT Industries, Inc. and Herman Moore (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.11	Employment Agreement, dated November 28, 2005, between PGT Industries, Inc. and Jeffrey T. Jackson (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.12	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Deborah L. LaPinska (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement of the Company on Form S-1,

filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.13	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and B. Wayne Varnadore (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.14	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and David McCutcheon (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.15	Employment Agreement, dated July 8, 2004, between PGT Industries, Inc. and Ken Hilliard (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.16	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Linda Gavit (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.17	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.18	Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.19	Employment Agreement, dated April 10, 2006, between PGT Industries, Inc. and Mario Ferrucci III (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

10.20	Supply Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated January 1, 2006, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.20 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.21	Supplier Agreement between Indalex Aluminum Solutions and PGT Industries, Inc., dated January 1, 2005, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.21 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.22	Supplier Agreement between Keymark Corporation and PGT Industries, Inc., dated January 1, 2005, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.22 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.23	Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.24	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.25	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.26	Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.27	Employment Agreement, dated October 24, 2006, between PGT, Inc. and Mary J. Kotler (incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2006, Registration No. 000-52059)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: November 10, 2006	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: November 10, 2006	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Form of Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

3.2	Form of Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2	Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

10.1	Second Amended and Restated Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.3	Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.5	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7	Form of PGT, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.9	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Rodney Hershberger (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10	Employment Agreement, dated November 1, 2005, between PGT Industries, Inc. and Herman Moore (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.11	Employment Agreement, dated November 28, 2005, between PGT Industries, Inc. and Jeffrey T. Jackson (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.12	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Deborah L. LaPinska (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement of the Company on Form S-1,

filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.13	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and B. Wayne Varnadore (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.14	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and David McCutcheon (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.15	Employment Agreement, dated July 8, 2004, between PGT Industries, Inc. and Ken Hilliard (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.16	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Linda Gavit (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.17	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.18	Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.19	Employment Agreement, dated April 10, 2006, between PGT Industries, Inc. and Mario Ferrucci III (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

10.20	Supply Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated January 1, 2006, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.20 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.21	Supplier Agreement between Indalex Aluminum Solutions and PGT Industries, Inc., dated January 1, 2005, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.21 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.22	Supplier Agreement between Keymark Corporation and PGT Industries, Inc., dated January 1, 2005, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.22 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.23	Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.24	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.25	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.26	Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.27	Employment Agreement, dated October 24, 2006, between PGT, Inc. and Mary J. Kotler (incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2006, Registration No. 000-52059)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.