Form 10-K
period 2006-12-30
PGT, Inc.
filed 2007-03-21
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-52059

PGT, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0634715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1070 Technology Drive North Venice, Florida (Address of principal executive offices)	34275 (Zip Code)

Registrant’s telephone number, including area code:
(941) 480-1600

Former name, former address and former fiscal year, if changed since last report:
Not applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common stock, par value $0.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $140,730,663 based on the closing price per share on that date of $15.80 as reported on the NASDAQ Global Market.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 28, 2007 was 26,999,051.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PGT, INC.

PART I

Item 1.	BUSINESS

COMPANY OVERVIEW

We are the leading U.S. manufacturer and supplier of residential impact-resistant windows and doors and pioneered the U.S. impact-resistant window and door industry in the aftermath of Hurricane Andrew in 1992. Our impact-resistant products, which are marketed under the WinGuard® brand name, combine heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris by maintaining their structural integrity and preventing penetration by impacting objects. Impact-resistant windows and doors satisfy increasingly stringent building codes in hurricane-prone coastal states and provide an attractive alternative to shutters and other “active” forms of hurricane protection that require installation and removal before and after each storm. Our current market share in Florida, which is the largest U.S. impact-resistant window and door market, is significantly greater than that of any of our competitors. WinGuard sales have increased at a compound annual growth rate of 48% since 1999 and represented 65% of our 2006 net sales, as compared to 17% of our 1999 net sales. We expect WinGuard sales to continue to represent an increasingly greater percentage of our net sales. In addition to our core WinGuard branded product line, we offer a complete range of premium, made-to-order and fully customizable aluminum and vinyl windows and doors that represented 35% of our 2006 net sales. We manufacture these products in a wide variety of styles, including single hung, horizontal roller, casement, and sliding glass doors, and we also manufacture sliding panels used for enclosing porches. Our products are sold to both the residential new construction and home repair and remodeling end markets. For the year ended December 30, 2006, we generated net sales of $371.6 million, resulting in a compound annual growth rate of 21.9% since 1999.

The impact-resistant window and door market is growing faster than any major segment of the overall window and door industry. This growth has been driven primarily by increased adoption and more active enforcement of stringent building codes that mandate the use of impact-resistant products and increased penetration of impact-resistant windows and doors relative to active forms of hurricane protection. According to Ducker Research Company, an estimated 74% of the U.S. impact-resistant market uses active forms of hurricane protection. However, homeowners are increasingly choosing impact-resistant windows and doors due to ease of use, superior product performance, improved aesthetics, higher security features, and resulting lower insurance premiums for homeowners relative to standard windows. While offering all of these benefits, our WinGuard branded products are comparably priced to the combination of traditional windows and shutters. In addition, awareness of the benefits provided by impact-resistant windows and doors has increased dramatically due to media coverage of recent hurricanes and the experience of coastal homeowners and building contractors with these products. We have approximately two million installed WinGuard units and, following the devastating 2004 and 2005 hurricane seasons, there were no reported impact failures. The National Hurricane Center is predicting heightened hurricane activity over the next 10 to 20 years, which we expect to further drive awareness of impact-resistant windows and doors.

The geographic regions in which we currently operate include the Southeastern U.S., the Gulf Coast and the Caribbean. According to The Freedonia Group, the Southeastern U.S. and the Gulf Coast comprise 41% of the total U.S. window and door market and are benefiting from population growth rates above the national average and from growing second home ownership. Additionally, we expect increased demand along the Atlantic coast, from Georgia to New York, as recently adopted building codes are enforced and awareness of the PGT brand continues to grow. We distribute our products through multiple channels, including over 1,300 window distributors, building supply distributors, window replacement dealers and enclosure contractors. This broad distribution network provides us with the flexibility to meet demand as it shifts between the residential new construction and repair and remodeling end markets. We offer a compelling value proposition to our customers centered on our high quality and fully customizable products, industry-leading lead times with 99% on-time delivery, and superior after-sale support. We believe our reputation for outstanding service and quality, strong brand awareness, leading market position and building code expertise provide us with sustainable competitive advantages.

We operate strategically located manufacturing facilities in North Venice, Florida and Salisbury, North Carolina, both capable of producing fully-customizable windows and doors. Our facilities are vertically integrated with a glass tempering and laminating facility, which provides us with a consistent source of impact-resistant laminated glass, shorter lead times, and substantially lower costs relative to third-party sourcing. Our Salisbury, North Carolina plant will support the expansion of our geographic footprint as the impact-resistant market continues to grow.

Our Products

We manufacture complete lines of premium, fully customizable aluminum and vinyl windows and doors and porch enclosure products targeting both the residential new construction and repair and remodeling end markets. All of our products carry the PGT brand, and our consumer-oriented products carry an additional, trademarked product name, including WinGuard and Eze-Breeze.

Window and door products

WinGuard.  WinGuard is our impact-resistant product line and combines heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris. Over the past five years, WinGuard has been our fastest growing product line, with sales increasing at a compound annual growth rate of 48% since 1999, and represented 65% of our 2006 sales. WinGuard products satisfy increasingly stringent building codes and primarily target hurricane-prone coastal states in the U.S., as well as the Caribbean and Mexico. In addition to their impact-resistant characteristics, WinGuard products are fully customizable and offer excellent aesthetics, year-round security, enhanced energy efficiency, noise reduction, and protection from ultra-violet light.

Aluminum.  We offer a complete line of fully customizable, non-impact-resistant aluminum frame windows and doors. These products primarily target regions with warmer climates, where aluminum is often preferred due to its ability to withstand higher temperatures and humidity. We offer a comprehensive selection of options and upgrades to meet the evolving demands of homeowners. Our aluminum product lines include single hung, horizontal roller, casement, fixed lite, and architectural windows and sliding glass, French, corner meet, prime, and cabana doors. We are also developing new and innovative versions of these products.

Vinyl.  We offer a complete line of fully customizable, non-impact-resistant vinyl frame windows and doors primarily targeting regions with colder climates, where the energy-efficient characteristics of vinyl frames are critical. Our vinyl products include single hung, double hung, horizontal roller, casement, fixed lite, and architectural windows, swing doors and sliding glass doors.

Architectural Systems.  Leveraging our technical and manufacturing expertise gained in developing WinGuard products, we introduced our Multi-Story products in 2002, and in 2006 launched our Architectural Systems products to expand our product offering. Similar to WinGuard, Architectural Systems products are impact-resistant, offering protection from hurricane-force winds and wind-borne debris. However, this product line is installed in mid- and high-rise buildings rather than single family homes. Our Architectural Systems products include single hung, horizontal roller, and fixed lite windows and sliding glass doors.

Porch-enclosure products

Eze-Breeze.  Our Eze-Breeze sliding panels for porch enclosures are vinyl-glazed, aluminum-framed products used for enclosing screened-in porches. They are available in three styles: vertical four-track, side slider, and screened garage door. The most popular style, the vertical four-track, allows nearly 75% ventilation when fully opened. The cost-effective Eze-Breeze product is ideal for enclosing screen porches because it provides protection from inclement weather while still creating a screened-porch feel. The product is sold in Florida and throughout the eastern US, Canada and Australia.

Sales and Marketing

Our sales strategy primarily focuses on attracting and retaining distributors and dealers by consistently providing exceptional customer service, leading product quality, and competitive pricing. Our relationship with our customers is established and maintained through the coordinated efforts of our sales, customer service, field service, and transportation teams. Our customers also value our shorter lead times, knowledge of building code requirements, and technical expertise, which collectively generate significant customer loyalty. We have a dedicated sales force that operates regionally and is comprised of four teams: Florida, Mid-Atlantic, Eze-Breeze, and International. Dealers utilize our on-line order management system, Web Weaver, a complete quote and order management system to configure, price, create quotes, and place orders, which arrive on the manufacturing floor within minutes.

Our marketing strategy focuses on television and print advertising in coastal markets that reinforce the high quality of our products and educate consumers and homebuilders on the advantages of using impact-resistant products. Our slogan for the WinGuard brand, “Effortless Hurricane Protection,” summarizes our marketing message. We also set up product displays that showcase our products at various industry trade-shows and distributor showrooms. We primarily market our products based on quality, building code compliance, outstanding service, shorter lead times, and on-time delivery.

We operate a truck fleet of 79 tractors and 140 trailers. Our drivers usually cover dedicated routes, which accommodate our customers’ specific preferences in taking delivery of our products, and gather real-time customer feedback regarding our service quality.

Our Customers

We have a highly diversified customer base that is comprised of over 1,300 window distributors, building supply distributors, window replacement dealers and enclosure contractors. Our largest customer accounts for approximately 2.6% of sales, and our top ten customers account for approximately 17.2% of sales. Although we do not supply our products directly to homebuilders, we have strong relationships with a number of national homebuilders, which we believe helps drive demand for our products.

Our sales are balanced between the residential new construction and home repair and remodeling end markets, which represented approximately 59% and 41% of our sales, respectively, during 2006. Given our broad distribution network, we have the flexibility to effectively meet demand as it shifts between these end markets. In fiscal years 2006, 2005, and 2004, our net sales from customers in the United States were $354.9 million, $318.5 million, and $245.3 million, respectively, and our net sales from foreign countries, including the Caribbean, Mexico, South America and Australia, in those same periods were $16.7 million, $14.3 million, and $11.1 million, respectively.

Materials and Supplier Relationships

Our primary manufacturing materials include aluminum extrusion, glass, and polyvinyl butyral. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice, other than our polyvinyl butyral contract, which has a term that expires on December 31, 2008. Moreover, other than with our suppliers of polyvinyl butyral and aluminum, we do not have long-term contracts with the majority of suppliers of our raw materials. In addition, our previous forward contracts for aluminum have expired. All of our materials are readily available from other sources.

We leverage our scale to identify premier suppliers who can reliably deliver high quality materials at attractive prices and believe that our current base of suppliers will continue to provide us with a stable supply of materials as our business continues to grow. In order to lower our inventory levels and minimize lead times, we have implemented electronic pull systems with key suppliers to coordinate the flow of materials across our supply chain.

Aluminum extrusions accounted for approximately 42% of our material purchases during fiscal year 2006. While aluminum prices increased over the past three years, we were able to hedge our exposure to these rising costs through forward purchase commitments. However, we have no outstanding aluminum hedge contracts as of December 30, 2006.

Sheet glass, which is sourced from three major national suppliers, accounted for approximately 27% of our material purchases during fiscal year 2006. Sheet glass that we purchase comes in various sizes, tints, and thermal properties. We have vertically integrated glass tempering and laminating facilities that provide us with a consistent source of impact-resistant laminated glass, shorter lead times, and substantially lower costs relative to third-party sourcing. Our glass plants work in tandem with our window manufacturing facilities and provide just-in-time delivered and custom-sized material that matches the master manufacturing production sequence. We produce approximately 75% of our laminated glass needs in-house and purchase the remaining amounts from third-party suppliers. Our systems allow us to make the most economical make/buy decision on laminated glass so that we can plan our glass capacity to maximize plant throughput.

Polyvinyl butyral, which is used as the inner layer in laminated glass, accounted for approximately 10% of our material purchases during fiscal year 2006. We have negotiated an agreement with our polyvinyl butyral supplier that provides us with favorable pricing through the end of 2008. In return, we are required to purchase 100% of our requirements for polyvinyl butyral from this supplier.

Manufacturing

Our manufacturing facilities, located in Florida and North Carolina, are capable of producing fully-customizable products. The manufacturing process typically begins in one of our glass plants where we cut standard-sized sheet glass to meet specific requirements of our customers’ orders. We also temper and laminate glass for our impact-resistant products. Our in-house tempering and laminating capabilities allow us to deliver products to our customers in shorter lead times than our competitors who source laminated glass from third parties.

After the tempering and laminating process has been completed, glass is transported to our window and door assembly lines in a make-to-order sequence where it is combined with an aluminum or vinyl frame. These frames are also fabricated to order, as we start with a piece of extruded material that we cut and shape into a frame that fits our customers’ specifications. After an order has been completed, it is immediately staged for delivery on one of our trucks and shipped within an average of 48 hours of completion.

We utilize cross-functional manufacturing teams that can be repositioned during shifts to enhance efficiency, productivity, and customer responsiveness. We continually inspect our manufacturing lines and finished products to ensure the highest quality standards. Our manufacturing employees are trained in quality control and can take appropriate measures to react to quality control issues in real time.

Competition

The window and door industry is highly fragmented and is served predominantly by local and regional competitors with relatively limited product lines and overall market share. In general, we divide the competitive landscape of our industry based on geographic scope, with competitors falling within one of two categories: local and regional competitors, and national window and door manufacturers.

Local and Regional Window and Door Manufacturers:  This group of competitors consists of numerous local job shops and small manufacturing facilities that tend to focus on selling branded products to local or regional dealers and wholesalers and that typically lack the service levels and quality controls demanded by larger distributors. Further, the significant emphasis on stringent building codes requires windows and doors with increasing design, testing, and manufacturing complexity. As a result, these smaller local manufacturers would need to invest significant capital for their products to become or remain compliant with building codes. While a number of these firms are stand-alone entities, some are regional divisions of larger companies.

National Window and Door Manufacturers:  This group of competitors tends to focus on selling branded products nationally to dealers and wholesalers and has multiple locations.

The principal methods of competition in the window and door industry are the development of long-term relationships with window and door dealers and distributors and professional homebuilders and the retention of customers by delivering a full range of high-quality products on time while offering competitive pricing and flexibility in transaction processing. Although some of our competitors may have greater geographic scope and access to greater resources and economies of scale than do we, our leading position in the U.S. impact-resistant window and door market and the high quality of our products position us well to meet the needs of our customers and retain an advantage over our competitors.

Environmental Considerations

Although our business and facilities are subject to federal, state, and local environmental regulation, environmental regulation does not have a material impact on our operations. We believe that our facilities are in material compliance with such laws and regulations. As owners and lessees of real property, we can be held liable for the investigation or remediation of contamination on such properties, in some circumstances without regard to whether we knew of or were responsible for such contamination. Our current expenditures with respect to environmental investigation and remediation at our facilities are minimal, although no assurance can be provided that more significant remediation may not be required in the future as a result of spills or releases of petroleum products or hazardous substances or the discovery of unknown environmental conditions.

Employees

At December 30, 2006, we had approximately 2,400 employees, none of whom was represented by a union. We believe that we have good relations with our employees.

History

Our subsidiary, PGT Industries, Inc., was founded in 1980 as Vinyl Technology, Inc. by Paul Hostetler and our current President and Chief Executive Officer, Rodney Hershberger. The PGT brand was established in 1987, and we introduced our WinGuard branded product line in the aftermath of Hurricane Andrew in 1992.

PGT, Inc. is a Delaware corporation formed on December 16, 2003, as JLL Window Holdings, Inc. by an affiliate of JLL Partners, our largest stockholder, in connection with its acquisition of PGT Industries. For more information about such acquisition, see Note 4 to our audited consolidated financial statements included herein. On February 15, 2006, we changed our name to PGT, Inc., and on June 27, 2006 we became a publicly listed company on the NASDAQ National Market under the symbol “PGTI”.

Information Technology Systems

The key to our application software is our Expert Configuration Order Fulfillment System, which allows us to accurately enter, price, configure valid product in a made-to-order, demand-driven manufacturing environment. Expert Configuration assistance is critical, given that our products can be built in millions of combinations of options and sizes. This software enables us to synchronize the scheduling of the manufacturing process of multiple assembly operations to serve our make-to-order needs and ship in geography sequence. Our “exception” processing and reporting enables timely identification and the scheduling of on-time delivery.

Our “Web Weaver” web-based order entry system extends the Expert Configuration technology to the dealer, allowing dealers to configure, price and order our products 24 hours a day. Web Weaver is seamlessly integrated with our manufacturing system to allow orders to flow directly from dealers to our manufacturing plants. Dealers can pre-load preferences and generate templates for re-use and consistency when ordering repetitive “house packages” (common in new construction). The system helps dealers to comply with building codes, as well, since required wind performance information can be entered, and the system can then validate the performance of the configured order to the requirement. Our dealers currently enter 42% of our sales dollars directly into Web Weaver.

Trademarks and Patents

Among the trademarks owned and registered by us in the United States are the following: PGT, WinGuard, Effortless Hurricane Protection, Eze-Breeze, Progressive Glass Technology, PGT Industries, Visibly Better and Web Weaver. In addition, we own several patents and patent applications concerning various aspects of window assembly and related processes. We are not aware of any circumstances that would have a material adverse affect on our ability to use our trademarks and patents. As long as we continue to renew our trademarks when necessary, the trademark protection provided by them is perpetual. Our patents will expire at various times over the next 20 years.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and in accordance therewith, we file or furnish reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our Web site under the links to “SEC Filings” or in print by contacting our investor relations department. Our Internet address is www.pgtinc.com. We are not including this or any other information on our Web site as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings.

In addition to our Web site, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330 (if you are calling from within the United States), or +205-551-8090. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

Item 1A.	RISK FACTORS

CAUTIONARY STATEMENT

This report includes forward-looking statements regarding, among other things, our financial condition and business strategy. Forward-looking statements provide our current expectations and projections about future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions, and other statements that are not historical facts. As a result, all statements other than statements of historical facts included in this discussion and analysis and located elsewhere in this document regarding the prospects of our industry and our prospects, plans, financial position, and business strategy may constitute forward-looking statements within the meaning of Section 21E of the Exchange Act. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe,” or “continue,” or the negatives of these terms or variations of them or similar terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will occur as predicted. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report or to reflect the occurrence of unanticipated events except as may be required by applicable securities laws.

Risks associated with our business, an investment in our securities, and with achieving the forward-looking statements contained in this report or in our news releases, Web sites, public filings, investor and analyst conferences or elsewhere, include, but are not limited to, the risk factors described below. Any of the risk factors described below could cause our actual results to differ materially from expectations and could have a material adverse effect on our business, financial condition or results of operations. We may not succeed in addressing these challenges and risks.

Risks Relating to Our Business and Industry

Our operating results are substantially dependent on sales of our WinGuard branded line of products.

A majority of our net sales are, and are expected to continue to be, derived from the sales of our WinGuard branded line of products. Accordingly, our future operating results will depend on the demand for WinGuard products by current and future customers, including additions to this product line that are subsequently introduced. If our competitors release new products that are superior to WinGuard products in performance or price, or if we fail to update WinGuard products with any technological advances that are developed by us or our competitors or introduce new products in a timely manner, demand for our products may decline. A decline in demand for WinGuard products as a result of competition, technological change or other factors could have a material adverse effect on our ability to generate sales, which would negatively affect our financial condition, results of operation, and cash flow.

Changes in building codes could lower the demand for our impact-resistant windows and doors.

The market for our impact-resistant windows and doors depends in large part on our ability to satisfy state and local building codes that require protection from wind-borne debris. If the standards in such building codes are raised, we may not be able to meet their requirements, and demand for our products could decline. Conversely, if the standards in such building codes are lowered or are not enforced in certain areas, demand for our impact-resistant products may decrease. Further, if states and regions that are affected by hurricanes but do not currently have such building codes fail to adopt and enforce hurricane protection building codes, our ability to expand our business in such markets may be limited.

We may be unable to successfully implement our expansion plans included in our business strategy.

Our business strategy includes expansion into new geographic markets in additional coastal states as those states adopt or enforce building codes that require protection from wind-borne debris. Should these regions fail to adopt or enforce such building codes, our ability to expand geographically may be limited. In addition, if these regions do adopt or enforce building codes that require protection from wind-borne debris but our competitors enter those markets with products superior to ours in performance or price, demand for our products in such markets may not develop. Our business plan also provides for our introduction of new product lines, such as our new vinyl WinGuard products, and our new Architectural Systems product line. If our competitors release new products that are superior to ours in performance or price, or if we cannot develop products that meet customers’ demands or introduce our products in a timely manner, we may be unable to generate sales of such new products.

We have recently expanded our business by moving our operations in North Carolina to a larger facility, which we acquired in February 2006. This new facility significantly increases our manufacturing capacity. However, we may not be able to expand our operations in North Carolina in an efficient and cost-effective manner or without significant disruption to our existing operations, including the diversion of management’s attention and resources from existing operations. Our failure to successfully expand our North Carolina facility could prevent us from remaining competitive or adversely affect our ability to expand into new geographic markets.

Our strategy depends in part upon reducing and controlling operating expenses over time and upon working capital and operational improvements. We cannot assure you that our efforts will result in increased profitability, cost savings or other benefits that we expect.

Our industry is competitive, and competition may increase as our markets grow as more states adopt or enforce building codes that require impact-resistant products.

The window and door industry is highly competitive. We face significant competition from numerous small, regional producers, as well as a small number of national producers. Some of these competitors make products from alternative materials, including wood. Any of these competitors may (i) foresee the course of market development more accurately than do we, (ii) develop products that are superior to our products, (iii) have the ability to produce similar products at a lower cost, (iv) develop stronger relationships with window distributors, building supply distributors, and window replacement dealers, or (v) adapt more quickly to new technologies or evolving customer requirements than do we. As a result, we may not be able to compete successfully with them.

In addition, while we are skilled at creating finished impact-resistant and other window and door products, the materials we use can be purchased by any existing or potential competitor. New competitors can enter our industry, and existing competitors may increase their efforts in the impact-resistant market. Furthermore, if the market for impact-resistant windows and doors continues to expand, larger competitors could enter, or expand their presence in the market and may be able to compete more effectively. Finally, we may not be able to maintain our costs at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, demand for our products and our profitability may decline.

Our business is currently concentrated in one state.

Our business is concentrated geographically in Florida. In fiscal year 2006, approximately 92% of our sales were generated from sales in Florida. A decline in the economy of the state of Florida or of the coastal regions of Florida, a change in state and local building code requirements for hurricane protection, or any other adverse condition in the state could cause a decline in the demand for our products in Florida, which could decrease our sales and profitability.

Declines in the new construction or repair and remodeling markets could lower the demand for, and the pricing of, our products, which could adversely affect our results.

The window and door industry is subject to the cyclical market pressures of the larger new construction and repair and remodeling markets, which in turn may be significantly affected by adverse changes in economic conditions such as demographic trends, employment levels, and consumer confidence. Production of new homes and home repair and remodeling projects may also decline because of shortages of qualified tradesmen, and shortages of materials. During the second half of 2006, we saw a significant slowdown in the Florida housing market. This slowdown continued into the first quarter of 2007, and we expect this trend to continue. Like many building material suppliers in the industry, we will be faced with a challenging operating environment over the near term due to the quick decline in the housing market. Specifically, new single family housing permits in Florida decreased by 48% in the fourth quarter of 2006 compared to the prior year. In addition, the homebuilding industry and the home repair and remodeling sector are subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design and safety, construction, and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area. Increased regulatory restrictions could limit demand for new homes and home repair and remodeling products and could negatively affect our sales and earnings. Declines in our customers’ construction levels could decrease demand for our products, which would have a significant adverse impact on our sales and results of operations.

We depend on third-party suppliers, and the prices we pay for our raw materials are subject to rapid fluctuations

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate material supplies from manufacturers and other suppliers. Generally, our raw materials and supplies are obtainable from various sources and in sufficient quantities. However, it is possible that our competitors or other suppliers may create laminates or products based on new technologies that are not available to us or are more effective than our products at surviving hurricane-force winds and wind-borne debris or that they may have access to products of a similar quality at lower prices.

Our most significant raw materials include aluminum extrusion and glass, each of which is subject to periods of rapid and significant fluctuations in price. Our cost of aluminum extrusion and raw glass increased by 17% and 10%, respectively, over the last three years, and the total cost of our raw materials in 2006 constituted approximately 54% of our total cost of goods sold. We have been subject to fuel surcharges enacted by our raw material suppliers. In 2006, we paid on average approximately $1,100 per shipment in fuel surcharges to certain raw material suppliers. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Moreover, other than with our suppliers of polyvinyl butyral and aluminum, we do not have long-term contracts with the suppliers of our raw materials. In addition, all of our forward contracts for aluminum expired in October of 2006. In the event that severe shortages of such materials occur, or if we are unable to enter into a new hedge agreement on favorable terms for the purchase of aluminum, we may experience significant increases in the cost of, or delay in the shipment of, our products, which may result in lower margins on the sales of our products. While historically we have been able to substantially pass on significant cost increases through to our customers, our results between periods may be negatively impacted by a delay between the cost increases and price increases in our products. Failure by our suppliers to continue to supply us with materials on commercially reasonable terms, or in our ability to pass on any future price increases could result in significantly lower margins.

Price increases may not be sufficient to offset cost increases and maintain profitability.

We may be able to pass some or all raw material, energy and other input cost increases to customers by increasing the selling prices of our products; however, higher product prices may also result in a reduction in sales volume. If we are not able to increase our selling prices sufficiently to offset increased raw material, energy or other input costs, including packaging, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our results of operations and financial condition.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 30, 2006, our total indebtedness was $165.5 million, all of which was outstanding under the first lien term loan in our senior secured credit facility. All of our debt was at a variable interest rate. In the event that interest rates rise, our interest expense would increase; however, we utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balance. Based on debt outstanding at December 30, 2006, a 1.0% increase in interest rates would result in approximately $1.7 million of additional interest expense annually, without giving effect to our hedging arrangements.

Our debt could have important consequences for you, including:

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our credit facilities, will be at variable rates of interest;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

In addition, some of our debt instruments, including those governing our credit facilities, contain cross-default provisions that could result in multiple tranches of our debt being declared immediately due and payable. In such event, it is unlikely that we would be able to satisfy our obligations under all of such accelerated indebtedness simultaneously.

We may incur additional indebtedness.

We may incur additional indebtedness under our credit facilities, which provide for up to $30 million of revolving credit borrowings. In addition, we and our subsidiary may be able to incur substantial additional indebtedness in the future, including secured debt, subject to the restrictions contained in the agreements governing our credit facilities. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our debt instruments contain various covenants that limit our ability to operate our business.

Our credit facilities contain various provisions that limit our ability to, among other things:

•	transfer or sell assets, including the equity interests of our subsidiary, or use asset sale proceeds;

•	incur additional debt;

•	pay dividends or distributions on our capital stock or repurchase our capital stock;

•	make certain restricted payments or investments;

•	create liens to secure debt;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	engage in unrelated business activities.

In addition, our credit facilities require us to meet specified financial ratios. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of our credit facilities may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events beyond our control. The breach of any of these covenants, including those contained in our credit facilities, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. For example, our Expert Configuration Order Fulfillment System enables us to synchronize the scheduling of the manufacturing processes of multiple feeder and assembly operations to serve our make-to-order needs and ship in geographical sequence, and our “Web Weaver” web-based order entry system extends the Expert Configuration technology to the dealer, allowing configuration and price-quoting from the field. A substantial disruption in our information technology systems for any prolonged period could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships.

We may be adversely affected by any disruptions to our manufacturing facilities or disruptions to our customer, supplier, or employee base.

Any serious disruption to our facilities resulting from hurricanes and other weather-related events, fire, an act of terrorism, or any other cause could damage a significant portion of our inventory, affect our distribution of products, and materially impair our ability to distribute our products to customers. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, if there are disruptions to our customer and supplier base or to our employees caused by hurricanes, as we experienced during the 2004 hurricane season, our business could be temporarily adversely affected by higher costs for materials, increased shipping and storage costs, increased labor costs, increased absentee rates, and scheduling issues. Furthermore, some of our direct and indirect suppliers have unionized work forces, and strikes, work stoppages, or slowdowns experienced by these suppliers could result in slowdowns or closures of their facilities. Any interruption in the production or delivery of our supplies could reduce sales of our products and increase our costs.

The nature of our business exposes us to product liability and warranty claims.

We are involved in product liability and product warranty claims relating to the products we manufacture and distribute that, if adversely determined, could adversely affect our financial condition, results of operations, and cash flows. In addition, we may be exposed to potential claims arising from the conduct of homebuilders and home remodelers and their sub-contractors. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, we may not be able to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company.

We are subject to potential exposure to environmental liabilities and are subject to environmental regulation.

We are subject to various federal, state, and local environmental laws, ordinances, and regulations. Although we believe that our facilities are in material compliance with such laws, ordinances, and regulations, as owners and lessees of real property, we can be held liable for the investigation or remediation of contamination on such properties, in some circumstances, without regard to whether we knew of or were responsible for such contamination. Remediation may be required in the future as a result of spills or releases of petroleum products or hazardous substances, the discovery of unknown environmental conditions, or more stringent standards regarding existing residual contamination. More burdensome environmental regulatory requirements may increase our general and administrative costs and may increase the risk that we may incur fines or penalties or be held liable for violations of such regulatory requirements.

A range of factors may make our quarterly net sales and earnings variable.

We have historically experienced, and in the future will continue to experience, variability in net sales and earnings on a quarterly basis. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the homebuilding industry and the home repair and remodeling sector, (ii) general economic conditions in the various local markets in which we compete, (iii) the distribution schedules of our customers, (iv) the effects of the weather, and (v) the volatility of prices of aluminum, glass and vinyl. These factors, among others, make it difficult to project our operating results on a consistent basis.

We conduct all of our operations through our subsidiary, and rely on dividends and other payments from our subsidiary to meet all of our obligations.

We are a holding company and derive all of our operating income from our subsidiary, PGT Industries, Inc. All of our assets are held by our subsidiary, and we rely on the earnings and cash flows of our subsidiary, which are paid to us by our subsidiary in the form of dividends and other payments, to meet our debt service obligations. The ability of our subsidiary to pay dividends or make other payments to us will depend on its respective operating results and may be restricted by, among other things, the laws of its jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiary, including our credit facilities, and the covenants of any future outstanding indebtedness we or our subsidiary incur.

Investor confidence and the price of our common stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

As a public company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our annual report on Form 10-K our management’s report on, and assessment of, the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting and the effectiveness of such internal controls. These requirements will first apply to our annual report for the fiscal year ending December 29, 2007. If we fail to properly assess and/or achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Any failure in our development of internal controls could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our securities.

The controlling position of an affiliate of JLL Partners limits the ability of our minority stockholders to influence corporate matters.

An affiliate of JLL Partners owned 53.6% of our outstanding common stock as of December 30, 2006. Accordingly, such affiliate of JLL Partners has significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentration of ownership may have the effect of delaying or preventing a transaction such as a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a transaction or change of control would benefit minority stockholders. In addition, this concentrated control limits the ability of our minority stockholders to influence corporate matters, and such affiliate of JLL Partners, as a controlling stockholder, could approve certain actions, including a going-private transaction, without approval of minority stockholders, subject to obtaining any required approval of our board of directors for such transaction. As a result, the market price of our common stock could be adversely affected.

The controlling position of an affiliate of JLL Partners exempts us from certain Nasdaq corporate governance requirements.

Although we have satisfied all applicable Nasdaq corporate governance rules, for so long as an affiliate of JLL Partners continues to own more than 50% of our outstanding shares, we will continue to avail ourselves of the Nasdaq Rule 4350(c) “controlled company” exemption that applies to companies in which more than 50% of the stockholder voting power is held by an individual, a group, or another company. This rule grants us an exemption from the requirements that we have a majority of independent directors on our board of directors and that we have independent directors determine the compensation of executive officers and the selection of nominees to the board of directors. However, we intend to comply with such requirements in the event that such affiliate of JLL Partners’ ownership falls to or below 50%.

Our directors and officers who are affiliated with JLL Partners do not have any obligation to report corporate opportunities to us.

Because some individuals may serve as our directors or officers and as directors, officers, partners, members, managers, or employees of JLL Partners or its affiliates or investment funds and because such affiliates or investment funds may engage in similar lines of business to those in which we engage, our amended and restated certificate of incorporation allocates corporate opportunities between us and JLL Partners and its affiliates and investment funds. Specifically, for so long as JLL Partners and its affiliates and investment funds own at least 15% of our shares of common stock, none of JLL Partners, nor any of its affiliates or investment funds, or their respective directors, officers, partners, members, managers, or employees has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as do we. In addition, if any of them acquires knowledge of a potential transaction that may be a corporate opportunity for the Company and for JLL Partners or its affiliates or investment funds, subject to certain exceptions, we will not have any expectancy in such corporate opportunity, and they will not have any obligation to communicate such opportunity to us.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We own facilities in two strategic locations in Florida and North Carolina both of which are capable of producing our fully customizable product lines, described as follows:

•	In North Venice, Florida, we own a 363,000 square foot facility that contains our corporate headquarters and main manufacturing plant. We also own an adjacent 80,000 square foot facility used for glass tempering and laminating, a 42,000 square foot facility for producing Architectural System products and simulated wood-finished products, and a 3,590 square foot facility used for employee and customer training.

•	In Salisbury, North Carolina, we own a 393,000 square foot manufacturing facility including glass tempering and laminating capabilities. It provides easy distribution access to the Mid-Atlantic and the developing impact-resistant market along the Eastern seaboard and Gulf coasts. In addition, we own a 225,000 square foot facility in Lexington, North Carolina which is now vacant and currently being marketed for sale as a result of the completion of our move to the larger Salisbury facility.

We lease four properties in North Venice, Florida and one property in Lexington, North Carolina. The leases for the glass plant line maintenance building, fleet maintenance building, fleet parking lot, and facility maintenance/glass hub in North Venice, Florida expire in November 2008, September 2008, September 2013 and December 2010 , respectively. We plan to vacate the fleet maintenance building in Lexington, North Carolina by the time the lease expires in December 2007. Each of the leases provides for a fixed annual rent. The leases require us to pay taxes, insurance, and common area maintenance expenses associated with the properties.

Our principal manufacturing plants and distribution facilities are listed below.

Leased or
Facility Location	Address	General Character	Owned

North Venice, Florida	1070 Technology Drive	Manufacturing plant and distribution center	Own
North Venice, Florida	3419 Technology Drive	Manufacturing and finishing plant	Own
North Venice, Florida	3429 Technology Drive	Glass tempering and laminating plant	Own
North Venice, Florida	3439 Technology Drive Units 1 and 2	PGT-University training facility	Own
North Venice, Florida	3439 Technology Drive Units 10 and 11	Glass plant line maintenance	Lease
North Venice, Florida	3430 Technology Drive	Facility maintenance	Lease
North Venice, Florida	1044 Endeavor Court	Fleet maintenance bldg	Lease
North Venice, Florida	Precision Drive	Fleet parking lot	Lease
Salisbury, North Carolina	2121 Heilig Road	Manufacturing plant and distribution center	Own
Lexington, North Carolina	210 Walser Road	Manufacturing plant and distribution center	Own
Lexington, North Carolina	1607 Leonard Road	Fleet maintenance bldg	Lease

Item 3.	LEGAL PROCEEDINGS

We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our financial position, cash flows or operating results.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Rodney Hershberger	50	President, Chief Executive Officer, and Director
Jeffrey T. Jackson	40	Chief Financial Officer and Treasurer
Herman Moore	54	Executive Vice President
Mario Ferrucci III	43	Vice President — Corporate Counsel and Secretary
Deborah L. LaPinska	45	Vice President — Sales & Marketing
B. Wayne Varnadore	44	Vice President
David McCutcheon	41	Vice President — Engineering
Ken Hilliard	61	Vice President — Manufacturing
Linda Gavit	49	Vice President — Human Resources

Rodney Hershberger, President, Chief Executive Officer, and Director. Mr. Hershberger, a co-founder of PGT Industries, Inc., has served the Company for 25 years. Mr. Hershberger was named President and Director in 2004 and became our Chief Executive Officer in March 2005. Mr. Hershberger also became President of PGT Industries, Inc. in 2004 and was named Chief Executive Officer of PGT Industries, Inc. in 2005. In 2003 Mr. Hershberger became executive vice president and chief operating officer and oversaw the Company’s Florida and North Carolina operations, sales, marketing, and engineering groups. Previously, Mr. Hershberger led the manufacturing, transportation, and logistics operations in Florida and served as vice president of customer service.

Jeffrey T. Jackson, Chief Financial Officer and Treasurer. Mr. Jackson joined the Company as Chief Financial Officer and Treasurer in November 2005, and his current responsibilities include all aspects of financial reporting, accounting and general ledger, internal controls, cash management, information technology and the business planning process. Before joining the Company, Mr. Jackson spent two years as Vice President, Corporate Controller for The Hershey Company. From 1999 to 2004 Mr. Jackson was Senior Vice President, Chief Financial Officer for Mrs. Smith’s Bakeries, LLC, a division of Flowers Foods, Inc. Mr. Jackson has over sixteen years of increasing responsibility in various executive management roles with various companies, including Division Chief Financial Officer, Vice President Corporate Controller, and Senior Vice President of Operations. Mr. Jackson holds a B.B.A. from the University of West Georgia and is a Certified Public Accountant in the State of Georgia and the State of California.

Herman Moore, Executive Vice President.  Mr. Moore joined the Company in November 2005 as Executive Vice President. Mr. Moore is responsible for the Company’s operations, including manufacturing, business logistic processes, and engineering. From 1999 to 2005, Mr. Moore was vice president of operations at Ahlstrom Engine Filtration & Air Media, L.L.C. Previously, he worked for Reynolds Metals Company for 25 years and held management positions in several departments from financial planning, to materials management, to operations. Mr. Moore has over 30 years of management experience in various businesses, with responsibilities ranging from operations to financial and materials planning. Mr. Moore holds a B.S. in engineering from the University of Dayton and an M.B.A. from the University of Richmond and is a Registered Professional Engineer.

Mario Ferrucci III, Vice President — Corporate Counsel and Secretary. Mr. Ferrucci joined the Company in April 2006 as Vice President and Corporate Counsel. Mr. Ferrucci is responsible for the Company’s legal affairs. From 2001 to 2006, Mr. Ferrucci practiced law with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

Deborah L. LaPinska, Vice President — Sales & Marketing. Ms. LaPinska joined the Company in 1991. Ms. LaPinska has been responsible for customer service, sales, and marketing, as well as incorporating new tools and resources to improve order processing cycle times and sales forecasting. Before she was appointed Vice President in 2003, Ms. LaPinska held the position of Director, National and International Sales. Ms. LaPinska holds a B.A. in business management from Eckerd College.

B. Wayne Varnadore, Vice President. Mr. Varnadore joined the Company in 1993. Mr. Varnadore is responsible for customer service, quality, field service, information technology, materials management, transportation, and production scheduling. Mr. Varnadore holds a B.S. in finance from the University of Florida and an M.B.A. from the University of South Florida.

Ken Hilliard, Vice President — Manufacturing.  Mr. Hilliard joined the Company in 2001 as Plant Superintendent of the North Venice facility and is responsible for manufacturing at the North Venice, Florida facility. From 1996 to 2001, Mr. Hilliard was the manufacturing manager at Via Systems. Mr. Hilliard has over 36 years of experience in engineering and leadership positions in manufacturing operations. Mr. Hilliard holds a B.S. from North Carolina State University.

David McCutcheon, Vice President — Engineering.  Mr. McCutcheon joined the Company in 1997, and his current responsibilities include all aspects of code compliance, product development, manufacturing process and equipment development, and facilities planning and maintenance. Previously, Mr. McCutcheon worked for ten years for General Motors in management positions in manufacturing operations and manufacturing engineering. Mr. McCutcheon holds a B.S.E.E. from Purdue University and an M.B.A. from The Ohio State University.

Linda Gavit, Vice President — Human Resources.  Ms. Gavit joined the Company in 1999 and is heavily involved in the Company’s strategic initiatives directed toward employee development, compensation and benefits, communications, and safety. Ms. Gavit has over 16 years of management experience and 18 years of combined experience in human resources and employment law. Ms. Gavit holds a J.D. and an M.B.A. from the University of Denver.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the NASDAQ Global Market® under the symbol “PGTI” since June 28, 2006. On February 28, 2007, the closing price of our common stock as reported on the NASDAQ Global Market was $12.92. The approximate number of stockholders of record of our common stock on that date was 30, although we believe that the number of beneficial owners of our common stock is substantially greater.

The table below sets forth the price range of our common stock during the periods indicated.

	High	Low

2006
2nd Quarter	$16.42	$13.89
3rd Quarter	$18.84	$12.60
4th Quarter	$15.16	$10.60

Dividends

We have not paid regular dividends in the past. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. The terms of our senior secured credit facility and the indenture governing our notes currently restrict our ability to pay dividends.

Although we have not paid regular dividends in the past, we did pay a special cash dividend of $83.5 million, or $5.30 per share, to stockholders in connection with our February 2006 refinancing. We also paid a special cash dividend of $20.0 million, or $1.27 per share, to stockholders in September 2005.

Unregistered Sales of Equity Securities

During the quarter ended December 30, 2006, we issued an aggregate of 3,152 shares of our common stock to certain employees upon the exercise of options associated with the Rollover Stock Option Agreement included as Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365. We received aggregate proceeds of approximately $5,000 as a result of the exercise of these options. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in reliance on, among other things, representations and warranties obtained from the holders of such options.

During the quarter ended December 30, 2006, we issued an aggregate of 9,412 shares of our common stock to certain employees upon the exercise of options awarded under our 2004 Stock Incentive Plan. We received aggregate proceeds of $0.1 million as a result of the exercise of these options. The Company relied on the exemption from the registration requirements of the Securities Act of 1933 in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

All of the above option grants were made prior to our initial public offering. Proceeds from the foregoing transactions were used for general working capital purposes. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Performance Graph

The following graph compares the percentage change in PGT, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the Standard & Poor’s Building Products Index and the NASDAQ Composite Index over the period from June 27, 2006 (the date we became a public company) to December 31, 2005. We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 6 MONTH CUMULATIVE TOTAL RETURN*
AMONG PGT, INC., THE NASDAQ COMPOSITE INDEX,
AND THE S&P BUILDING PRODUCTS INDEX

	6/27/2006	6/06	7/06	8/06	9/06	10/06	11/06	12/06
PGT, Inc.	100.00	112.86	112.50	105.36	100.43	105.79	81.79	90.36
S&P Building Products	100.00	102.51	92.08	96.44	96.65	99.28	101.96	105.41
NASDAQ Composite	100.00	103.42	99.58	103.98	107.53	112.69	115.79	115.00

*	$100 invested on 6/27/06 in stock or in index-including reinvestment of dividends. Fiscal year ending December 30.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information and other data as of and for the periods indicated. The selected historical financial data as of December 30, 2006 and December 31, 2005, and for the years ended December 30, 2006, December 31, 2005, and the period January 30, 2004 to January 1, 2005, have been derived from our audited consolidated financial statements and related notes thereto included as Item 8 of this annual report on Form 10-K, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The selected historical financial data for the period December 28, 2003 to January 29, 2004 have been derived from PGT Holding Company’s audited consolidated financial statements and related notes thereto included as Item 8 of this annual report on Form 10-K, which have been audited by Ernst & Young LLP, independent registered public accounting firm. Throughout this report, we refer to PGT Holding Company as our Predecessor. The selected historical financial data as of January 1, 2005 have been derived from our audited consolidated financial statements and related notes thereto not included in this report. The selected historical financial data as of January 29, 2004,

December 27, 2003, and December 28, 2002, and for the years ended December 27, 2003 and December 28, 2002 have been derived from our Predecessor’s audited consolidated financial statements and related notes thereto not included in this report.

On January 29, 2004, we were acquired by an affiliate of JLL Partners in a purchase business combination. This acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The post-acquisition periods of our Company have been impacted by the application of purchase accounting resulting in incremental, non-cash depreciation expense and non-cash amortization of intangible assets. Accordingly, the results of operations for the periods of our Company are not comparable to the results of operations for the Predecessor periods.

All information included in the following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K and with the consolidated financial statements and related notes included as Item 8 of this annual report on Form 10-K.

		Company			Predecessor
	4-Year			January 30,	December 28,
	Compound	Year Ended	Year Ended	2004 to	2003 to	Year Ended	Year Ended
	Growth	December 30,	December 31,	January 1,	January 29,	December 27,	December 28,
Consolidated Selected Financial Data	Rate	2006	2005	2005	2004	2003	2002

Net sales	23.3%	$371,598	$332,813	$237,350	$19,044	$222,594	$160,627
Cost of sales	24.3%	229,867	209,475	152,316	13,997	135,285	96,327

Gross margin	21.8%	141,731	123,338	85,034	5,047	87,309	64,300
Selling, general and administrative expenses(1)	21.0%	87,370	83,634	63,494	6,024	55,655	40,761
Write off of trademark		—	7,200	—	—	—	—
Stock compensation expense(2)		26,898	7,146	—	—	—	—

Income (loss) from operations	3.9%	27,463	25,358	21,540	(977)	31,654	23,539
Other (income) expense, net(3)		(178)	(286)	124	—	—	—
Interest expense	39.0%	28,509	13,871	9,893	518	7,292	7,630

Income (loss) before income taxes		(868)	11,773	11,523	(1,495)	24,362	15,909
Income tax expense (benefit)		101	3,910	4,531	(912)	9,397	6,287

Net income (loss)		$(969)	$7,863	$6,992	$(583)	$14,965	$9,622

Net income (loss) per common share — basic(4)(6)		$(0.05)	$0.50	$0.44	N/A	N/A	N/A
Net income (loss) per common and common equivalent
share — diluted(4)(6)		$(0.05)	$0.45	$0.41	N/A	N/A	N/A
Weighted average shares outstanding — basic(5)(6)		21,204	15,723	15,720	N/A	N/A	N/A
Weighted average shares outstanding — diluted(5)(6)		21,204	17,299	17,221	N/A	N/A	N/A
Balance Sheet data (end of period):
Cash and cash equivalents		$36,981	$3,270	$2,525	$12,191	$8,536	$9,399
Total assets		443,994	425,553	409,936	157,084	154,505	138,658
Total debt, including current portion		165,488	183,525	168,375	61,683	61,641	66,803
Shareholders’ equity		205,206	156,571	166,107	68,187	68,731	52,169
Other financial data:
Depreciation		$9,871	$7,503	$5,221	$484	$5,075	$4,099
Amortization		5,742	8,020	9,289	44	458	458

(1)	Includes management fees paid to our majority stockholder. The management services agreement pursuant to which these fees were paid terminated upon consummation of the Initial Public Offering in June 2006.

(2)	Represents compensation expense paid to stock option holders (including applicable payroll taxes) in lieu of adjusting exercise prices in connection with the dividends paid to shareholders in September 2005 and February 2006 of $7.2 million and $26.9 million, respectively. These amounts include amounts paid to stock option holders whose other compensation is a component of cost of sales of $1.3 million and $5.1 million, respectively.

(3)	Includes the amortization of our interest rate cap.

(4)	Basic net income per share represents net income divided by weighted average common shares outstanding, and diluted net income per share represents net income divided by weighted average common and common equivalent shares outstanding. Due to the significant change in our capital structure on January 29, 2004, the Predecessor amount has not been presented because it is not considered comparable to our Company’s amount.

(5)	Weighted average shares outstanding — basic represents the weighted average number of shares of common stock outstanding and is determined by measuring (a) the shares outstanding during each portion of the respective reporting period that shares of common stock have been outstanding relative to (b) the total amount of time in such reporting period. Weighted average shares outstanding — diluted represents the basic weighted average shares outstanding, adjusted to include the number of additional shares of common stock that would have been outstanding if the dilutive shares of common stock issuable upon exercise of our stock options had been issued and the effect of restricted share grants.

(6)	Reflects the impact of the 662.07889-for-1 stock split as discussed in Note 15 to the consolidated financial statements included as Item 8 of this annual report.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Non-GAAP Financial Measures — Items Affecting Comparability

Below is a presentation of EBITDA, a non-GAAP measure, which we believe is useful information for investors (in thousands):

			January 30,
	Year Ended	Year Ended	2004 to
	December 30,	December 31,	January 1,
	2006	2005	2005

Net (loss) income	$(969)	$7,863	$6,992
Interest expense	28,509	13,871	9,893
Income tax (benefit) expense	101	3,910	4,531
Depreciation	9,871	7,503	5,221
Amortization	5,742	8,020	9,289

EBITDA(1)(2)	$43,254	$41,167	$35,926

(1) Includes the impact of the following items:
Management fees(a)	$1,434	$1,840	$1,362
Write-off of NatureScape trademark(b)	—	7,200	—
Stock compensation(c)	26,898	7,146	—
NatureScape exit costs(d)	—	629	—
Refinancing fees(e)	—	404	—
Impairment of property held for sale(f)	1,151	—	—

(a)	Represents management fees paid to our majority stockholder. The management services agreement pursuant to which these fees were paid terminated upon consumatoin of the Initial Public Offering in June 2006.

(b)	Represents a write-down of our NatureScape trademark in connection with the sale of our NatureScape business.

(c)	Represents compensation expense related to amounts paid to option holders in lieu of adjusting exercise prices in connection with the payment of dividends to shareholders in September 2005 and February 2006. Also includes stock issuance expense in 2005.

(d)	Represents exit costs related to the sale of our NatureScape business, such as the write-off of raw materials and equipment.

(e)	Represents legal fees related to refinancing our senior secured credit facility in September 2005.

(f)	Represents a write-down of the value of the Lexington, North Carolina property which has been classified as an asset held for sale due to the relocation of our plant to Salisbury, North Carolina and related exit costs. These expenses are included in selling, general and administrative expenses.

(2)	EBITDA is defined as net income plus interest expense (net of interest income), income taxes, depreciation, and amortization. EBITDA is a measure commonly used in the window and door industry, and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies. Further, we believe that EBITDA is a useful measure because it improves comparability of predecessor and successor results of operations, since purchase accounting renders depreciation and amortization non-comparable between predecessor and successor periods. While we believe EBITDA is a useful measure for investors, it is not a measurement presented in accordance with United States generally accepted accounting principles, or GAAP. You should not consider EBITDA in isolation or as a substitute for net income, cash flows from operations, or any other items calculated in accordance with GAAP. In addition, EBITDA has inherent material limitations as a performance measure. It does not include interest expense and, because we have borrowed money, interest expense is a necessary element of our costs. In addition, EBITDA does not include depreciation and amortization expense. Because we have capital and intangible assets, depreciation and amortization expense is a necessary element of our costs. Moreover, EBITDA does not include taxes, and payment of taxes is a necessary element of our operations. Accordingly, since EBITDA excludes these items, it has material limitations as a performance measure. To compensate for the limitations of EBITDA, the Company’s management separately monitors capital expenditures, which impact depreciation expense, as well as amortization expense, interest expense, and income tax expense. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to other similarly titled measures of other companies. We strongly urge you to review the reconciliation information contained in this prospectus and our financial statements.

Basis of Presentation

On January 29, 2004, our predecessor, PGT Holding Company, was acquired by an affiliate of JLL Partners. The consolidated results of operations for the the period from December 28, 2003 to January 29, 2004 represent periods of PGT Holding Company, referred to as our “Predecessor.” The consolidated results of operations for the period from January 30, 2004 to January 1, 2005, the year ended December 31, 2005, and the year ended December 30, 2006, as well as the consolidated balance sheets at the end of each period, represent periods of our company.

In accordance with GAAP, we have separated our historical financial results for the Predecessor and our company. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. There were no material changes to the operations or customer relationships of the business as a result of the acquisition of the Predecessor.

In evaluating our results of operations and financial performance, our management has compared our full year results for 2005 to our eleven-month period from January 30, 2004 to January 1, 2005. The one-month period of our Predecessor from December 28, 2003 to January 29, 2004 is not included in such comparisons because it does not reflect the purchase accounting that resulted from our acquisition by an affiliate of JLL

Partners on January 29, 2004, and accordingly is not comparable to our eleven-month period from January 30, 2004 to January 1, 2005.

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

Our future results of operations will be affected by the following factors, some of which are beyond our control:

•	Residential new construction. Our business is driven in part by residential new construction activity. According to the U.S. Census Bureau, U.S. housing starts were 1.96 million in 2004 and 2.07 million in 2005. According to The Freedonia Group and the Joint Center for Housing Studies of Harvard University, strong housing demand will continue to be supported over the next decade by new household formations, increasing homeownership rates, the size and age of the population, an aging housing stock (approximately 35% of existing homes were built before 1960), improved financing options for buyers and immigration trends. During the second half of 2006, we saw a significant slowdown in the Florida housing market. This slowdown continued in the first quarter of 2007, and we expect this trend to continue. Like many building material suppliers in the industry, we will be faced with a challenging operating environment over the near term due to the quick decline in the housing market. Specifically, new single family housing permits in Florida decreased by 48% in the fourth quarter of 2006 compared to the prior year. We still believe there are several meaningful trends such as rising immigration rates, growing prevalence of second homes, the aging demographics of the population, relatively low interest rates, creative new forms of mortgage financing, and the aging of the housing stock, that indicate housing demand will remain healthy in the long term. Based on these trends and certain other factors, we believe that the current pullback in the housing industry is likely to be temporary and that, as we have proven historically, we will be able to outperform the market during this cyclical downturn and grow our business over the long term.

•	Home repair and remodeling expenditures. Our business is also driven by the home repair and remodeling market. According to the U.S. Census Bureau, national home repair and remodeling expenditures have increased in 36 of the past 40 years. This growth is mainly the result of the aging U.S. housing stock, increasing home ownership rates and homeowners’ electing to upgrade their existing residences rather than move into a new home. The repair and remodeling component of window and door demand tends to be less cyclical than residential new construction and partially insulates overall window and door sales from the impact of residential new construction cycles.

•	Adoption and Enforcement of Building Codes. In addition to coastal states that already have adopted building codes requiring wind-borne debris protection, we expect additional states to adopt and enforce similar building codes, which will further expand the market opportunity for our WinGuard branded line of impact-resistant products. The speed with which new states adopt and enforce these building codes will impact our growth opportunities in new geographical markets.

•	Sale of NatureScape. On February 20, 2006, we sold our NatureScape product line, which constituted approximately $18.8 million of sales in 2005.

•	Cost of materials. The prices of our primary raw materials, including aluminum, laminate and glass, are subject to volatility and affect our results of operations when prices rapidly rise or fall within a relatively short period of time. From time to time, we use hedging instruments to manage the market risk of our aluminum costs. The last of the related hedging instruments that we had in place matured in October 2006. Our Company is purchasing aluminum at market prices. However, we constantly review the aluminum market in order to determine the right time to enter new hedges.

Current Operating Conditions and Outlook

Fiscal 2006 began with robust housing starts. Our infrastructure, capital-spend and staffing levels were geared to service this high level of housing activity. We achieved a record sales level in 2006. Following a strong first three quarters, we experienced a slow-down in sales in the last quarter of the year. Macroeconomic factors turned strongly against our industry during the second half of the year. By the fourth quarter 2006, housing starts for our markets decreased 48% compared to the fourth quarter 2005 while the repair and remodeling showed modest growth. In addition, market prices for aluminum in fiscal 2006 were on average 10% higher than 2005. In response to the deterioration in the housing market, we have taken a number of steps to maintain profitability and conserve capital. As a result, we adjusted our operating cost structure to more closely align with current demand. In addition, we have decreased our capital spending in 2007. However, we also view this market downturn as an opportunity to gain market share from our competitors. For instance, we have introduced new incentive programs offered to both our distributors and our end users. We have also increased marketing and sales efforts in areas outside of our dominant markets, including northern Florida, the Gulf Coast and the Carolinas. Finally, we accelerated new product introductions and product line expansions to broaden our product offering.

While the homebuilding industry is currently in a down cycle, we still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. At this point, it is unclear if housing activity has hit bottom. Despite the unfavorable operating conditions, we still believe we can continue to grow organically by gaining market share to outperform our underlying markets. However, we think difficult market conditions affecting our business will continue to have a negative effect on our operating results and year-over-year comparisons in the near term.

Other Developments

Initial Public Offering

On June 27, 2006, our Company completed an initial public offering (“IPO”) of 8,823,529 shares of our common stock at a price of $14.00 per share. Our Company’s common stock began trading on The Nasdaq Global Market under the symbol “PGTI” on June 28, 2006. After underwriting discounts of approximately $8.6 million and estimated transaction costs of approximately $2.5 million, net proceeds received by the Company on July 3, 2006, were $112.3 million. Our Company used net IPO proceeds, together with cash on hand, to repay $137.0 million of borrowings under our senior secured credit facilities.

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

After the stock split, effective June 6, 2006, each holder of record held 662.07889 shares of common stock for every 1 share held immediately prior to the effective date. As a result of the stock split, the board of directors also exercised its discretion under the anti-dilution provisions of our Company’s 2004 Stock Incentive Plan to adjust the number of shares underlying stock options and the related exercise prices to reflect the change in the per share value and outstanding shares on the date of the stock split. The effect of fractional shares is not material.

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

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

			January 30,	Percent Change
	Year Ended	Year Ended	2004 to	Increase / (Decrease)
	December 30,	December 31,	January 1,	2006-	2005-
	2006	2005	2005	2005	2004
	(In thousands, except per share data)

Net sales	$371,598	$332,813	$237,350	11.7%	40.2%
Cost of sales	229,867	209,475	152,316	9.7	37.5

Gross profit	141,731	123,338	85,034	14.9	45.0

Gross margin	38.1%	37.1%	35.8%
Stock compensation expense	26,898	7,146	—	276.4	N/A
Write-off of trademark	—	7,200	—	(100.0)	N/A
SG&A expense	87,370	83,634	63,494	4.5	31.7

SG&A expense as a percent of sales	23.5%	25.1%	26.8%
EBIT	27,463	25,358	21,540	8.3	17.7

EBIT margin	7.4%	7.6%	9.1%
Interest expense	28,509	13,871	9,893	105.5	40.2
Other (income) expense	(178)	(286)	124	(37.8)	(330.6)
Income tax expense	101	3,910	4,531	(97.4)	(13.7)

Effective tax rate	(11.6)%	33.2%	39.3%
Net (loss) income	$(969)	$7,863	$6,992	(112.3)	12.5

Net (loss) income per common and common equivalent share — diluted	$(0.05)	$0.45	$0.41	(111.1)	9.8

2006 Compared with 2005

Overview

Our 2006 operating results were primarily driven by strong sales growth largely resulting from increased demand for our WinGuard windows and doors and price increases across most of our product lines. Our operating results were negatively impacted by $26.9 million of stock compensation expense resulting from amounts payable to stock option holders in lieu of adjusting exercise prices in connection with the dividend paid to shareholders in February 2006.

Net sales

Net sales for 2006 were $371.6 million, a $38.8 million, or 11.7%, increase over sales of $332.8 million for the prior year.

The following table shows net sales classified by major product category (in millions):

	Year Ended
	December 30, 2006		December 29, 2005
	Sales	% of Sales	Sales	% of Sales	% Growth

WinGuard Windows and Doors	$241.1	64.9%	$186.2	55.9%	29.5%
Other Window and Door Products	130.5	35.1%	146.6	44.1%	(11.0)%

	$371.6	100.0%	$332.8	100.0%	11.7%

Net sales of WinGuard Windows and Doors were $241.1 million in 2006, an increase of $54.9 million, or 29.5%, from $186.2 million in net sales for the prior year. This growth was due to increased sales volume of our WinGuard branded products and the effect of a 9% price increase implemented during the first quarter of 2006. Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts, including a television advertising campaign which began running in March of 2006. As a result of the great number of different products we make and the wide variety of custom features offered (approximately 2,700 different products offered), as well as the fact that price increases are introduced at different times for different customers based on their order patterns, we are unable to separately quantify the impact of price and volume increases on our increased net sales. We track our sales volume based on our customer orders, which typically comprise multiple openings (with each opening representing an opening in the wall of a home into which one or more of our windows or doors are installed). We are currently unable to convert sales on a per-opening basis into sales on a per-product basis; however, we are currently in the process of developing internal reporting procedures to enable us to track sales on a per-product basis.

Net sales of Other Window and Door Products were $130.5 million in 2006, a decrease of $16.1 million, or 11.0%, from $146.6 million for the prior year. This decrease was primarily driven by a discontinuation of the NatureScape product line resulting in a reduction of net sales of $17.1 million when compared to the prior year. We discontinued these products because they generated lower margins and had less attractive growth prospects as compared to our other product lines. The effect of this product line discontinuation was offset in part by growth in our Architectural Systems products and the net impact of year-over-year price increases.

As of December 30, 2006 backlog was $18.4 million compared to $57.5 million at December 31, 2005. Our backlog consists of orders that we have received from customers that have not yet shipped, and we expect that substantially all of our current backlog will be recognized as sales during the next three months. The decrease in our backlog resulted from improvements in our manufacturing lead-times and a softening of the housing market, which has had a negative impact on order intake. We expect this trend will continue and have a negative effect on future period to period comparisons.

Gross margin

Gross margin was $141.7 million in 2006, an increase of $18.4 million, or 14.9%, from $123.3 million in the prior year. The gross margin percentage was 38.1% in 2006 compared to 37.1% in the prior year. This growth was largely due to higher sales volume of our WinGuard branded windows and doors, which increased as a percentage of our total net sales to 64.9%, compared to 55.9% in the prior year, increased prices across most of our product lines and improved manufacturing efficiencies.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $87.4 million, an increase of $3.7 million, or 4.5% from $83.6 million in the prior year. This increase was mainly due to an increase of $3.7 million in selling, marketing and distribution costs of which $1.4 million related to increased targeted advertising. Administrative expenses include an increase of $2.9 million for costs such as additional accounting, legal, insurance, compliance and other expenses to support our growth and the requirements of being a public company as well as a $1.2 million charge associated with the write-down of the value of the Lexington, North Carolina property which was classified as an asset held for sale. Administrative expenses in 2006 also included $0.5 million of stock compensation expense related to our adoption of SFAS 123R. These increases in administrative expenses were offset by lower bad debt expense as a result of the improved aging profile of our accounts receivable and lower amortization of intangibles. As a percentage of sales, selling, general and administrative expenses decreased to 23.5% in 2006 compared to 25.1% for the prior year. This decrease was due to the fact that certain fixed expenses, such as support and administrative costs, grew at a slower rate relative to the increase in net sales.

Stock compensation expense

Stock compensation expense of $26.9 million and $7.2 million was recorded in 2006 and 2005, respectively, relating to payments to option holders in lieu of adjusting exercise prices in connection with the payment of a dividend to shareholders in February 2006 and September 2005, respectively.

Write-off of trademark

In 2005, we wrote off our trademark in the amount of $7.2 million related to our NatureScape business that we sold on February 20, 2006. No such write-off occurred in 2006.

Interest expense

Interest expense was $28.5 million in 2006, an increase of $14.6 million from $13.9 million in the prior year. Interest expense includes non-recurring charges of $8.9 million and $0.5 million in 2006 and 2005, respectively, related to termination penalties and the write-off of unamortized debt issuance costs in connection with prepayments of debt in the respective periods. In addition, there was an increase in our average debt levels to $230.8 million for 2006 associated with our debt financing on February 14, 2006 as described under the Liquidity and Capital Resources section of this report, as compared to $173.5 million for the prior year, as well as higher LIBOR rates.

Income tax expense

Our effective combined federal and state tax rate was 11.6% and 33.2% for the years ended December 30, 2006 and December 31, 2005, respectively. The 11.6% effective tax rate resulted from a change in the recognition of state tax credits in North Carolina. These credits are now recognized in the year in which they are made available for deduction. Previously, we recognized these credits in the year in which they were generated. This change resulted in an unfavorable adjustment to our tax expense of $422,000. Without this adjustment our tax rate would have been a benefit of 37.1% for 2006.

2005 compared with 2004

Overview

Our 2005 operating results were primarily driven by strong sales growth largely resulting from increased demand for our WinGuard windows and doors and price increases across most of our product lines. Our operating results were negatively impacted by a $7.2 million write-off of our NatureScape trademark and a $7.1 million stock compensation expense resulting mainly from amounts payable to stock option holders in lieu of adjusting exercise prices in connection with the dividend paid to shareholders in September 2005.

Net sales

Net sales for 2005 were $332.8 million, a $95.4 million, or 40.2%, increase over sales of $237.4 million for the period January 30, 2004 to January 1, 2005. Net sales for the period January 30, 2004 to January 1, 2005 exclude net sales of $19.0 million for the one-month period of January 2004.

The following table shows net sales classified by major product category (in millions):

			January 30, 2004
	Year Ended 2005		to January 1, 2005
		% of		% of
	Net Sales	Net Sales	Net Sales	Net Sales	% Growth

WinGuard Windows and Doors	$186.2	55.9%	$101.5	42.8%	83.4%
Other Window and Door Products	$146.6	44.1%	$135.9	57.2%	7.9%

Total	$332.8	100.0%	$237.4	100.0%	40.2%

Net sales of WinGuard Windows and Doors were $186.2 million in 2005, an increase of $84.7 million, or 83.4%, from $101.5 million in net sales for the period January 30, 2004 to January 1, 2005. This growth was largely due to a volume increase resulting from increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts, including a television advertising campaign. A price increase on WinGuard Windows and Doors implemented in the first half of 2005 also had a favorable impact on WinGuard net sales. In addition, net sales of WinGuard for the period January 30, 2004 to January 1, 2005 exclude net sales of $7.6 million for the one-month period of January 2004.

Net sales of Other Window and Door Products were $146.6 million in 2005, an increase of $10.7 million, or 7.9%, from $135.9 million for the period January 30, 2004 to January 1, 2005. This increase was partly driven by a price increase implemented in the first half of 2005 and a favorable product mix shift to higher margin products. In addition, net sales of Other Window and Door Products for the period January 30, 2004 to January 1, 2005 exclude net sales of $11.4 million for the one-month period of January 2004. However, the increase in net sales was negatively impacted by the discontinuation of certain window and door products, resulting in net sales of $14.7 million. We discontinued these products because they generated lower margins and had less attractive growth prospects as compared to our other product lines. In addition, discontinuation of these products allowed us to increase manufacturing capacity for our WinGuard products.

Gross margin

Gross margin was $123.3 million in 2005, an increase of $38.3 million, or 45.0%, from $85.0 million in the period January 30, 2004 to January 1, 2005. The gross margin percentage was 37.1% in 2005 compared to 35.8% in the period January 30, 2004 to January 1, 2005. This growth was largely attributable to higher sales volume, increased price across most of our product lines, and a shift in product mix as WinGuard sales increased as a percentage of our total net sales. Although we had recovered from the hurricanes in 2004, our gross margin was partially offset by increased production costs such as labor and material costs due, in part, to costs involved in adapting our operations to meet increased demand for our WinGuard products. Our WinGuard products generate a higher gross margin than our other product lines. In addition, gross profit for the period January 30, 2004 to January 1, 2005 excludes gross profit of $5.0 million for the one-month period of January 2004.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $83.6 million in 2005, an increase of $20.1 million, or 31.7%, from $63.5 million in the period January 30, 2004 to January 1, 2005. This increase was mainly driven by a $5.1 million increase in salaries and benefits and a $5.4 million increase in bad debt and warranty expense due to higher sales volume. In addition, selling, general and administrative expenses for the period January 30, 2004 to January 1, 2005 exclude expenses of $6.0 million for the one-month period of January 2004. As a percentage of sales, selling, general and administrative expenses were 25.1% in 2005, a decrease of 1.7% from 26.8% for the period January 30, 2004 to January 1, 2005. This decrease was due to the fact that certain fixed expenses, such as support and administrative costs, grew at a slower rate relative to sales.

Stock compensation expense

In 2005, stock compensation expense amounted to $7.1 million due primarily to amounts payable to option holders in lieu of adjusting exercise prices in connection with the payment of a dividend to shareholders in September 2005. No such expense occurred in the period January 30, 2004 to January 1, 2005.

Write-off of trademark

In 2005, we wrote off our trademark in the amount of $7.2 million related to our NatureScape business that we sold on February 20, 2006. No such write-off occurred in the period January 30, 2004 to January 1, 2005.

Interest expense

Interest expense was $13.9 million in 2005, an increase of $4.0 million from $9.9 million in the period January 30, 2004 to January 1, 2005. This was due to the increase in LIBOR rates during 2005 as well as higher debt levels resulting from the debt refinancing that occurred in September 2005. In addition, the interest expense for the period January 30, 2004 to January 1, 2005 does not include interest expense of $0.5 million for the one-month period of January 2004.

Income tax expense

Our effective combined federal and state tax rate was 33.2% for the year ended 2005 and 39.3% for the period January 30, 2004 to January 1, 2005. The decrease in the effective tax rate was primarily due to increased state tax credits in North Carolina resulting from capital and labor investments at our North Carolina facility, as well as a manufacturing deduction under Internal Revenue Code Section 199. The North Carolina tax credits will continue in any year that expansion or other material investment is made in North Carolina, including 2006. The manufacturing deduction is limited to income generated by domestic production.

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

Consolidated Cash Flows

Operating activities.  Cash flows provided by operating activities were $30.2 million for 2006, compared to cash flows provided by operating activities of $21.7 million for the prior year. This increase was mainly due to improved operating profitability and, to a lesser extent, lower working capital requirements in 2006. Operating cash flows were impacted by cash compensatory payments of $26.9 million and $7.2 million in 2006 and 2005, respectively, made to option holders in lieu of adjusting exercise prices in connection with the payment of dividends to shareholders in the respective periods. Days sales outstanding was 46 at December 30, 2006 compared to 50 as of December 31, 2005.

Investing activities.  Cash flows used in investing activities were $26.6 million for 2006, compared to $15.6 million for the prior year. The increase in cash flows used in investing activities was mainly due to the purchase of a 393,000 square foot facility in Salisbury, North Carolina in February 2006 plus related building improvements. We have moved our operations from Lexington, N.C. to our new facility in Salisbury, N.C and have reclassified the Lexington property as an asset held for sale, which is included in other current assets in the accompanying consolidated balance sheet.

Financing activities.  Cash flows provided by financing activities were $30.2 million for 2006, compared to cash flows used in financing activities of $5.4 million for the prior year. Significant financing transactions during 2006 and 2005 included the following:

•	In September 2005, we amended and restated our prior credit agreement with a bank. In connection with the amendment, our Company created a new tranche of term loans with an aggregate principal amount of $190.0 million. The proceeds were used to refinance the existing Tranche A and B debt, fund a $20.0 million dividend to our stockholders, make a cash payment of $7.2 million to stock option holders in lieu of adjusting exercise prices in connection with such dividend, and pay certain financing costs related to the amendment.

•	In February 2006, we entered into a second amended and restated senior secured credit facility and a second lien term loan, and received $320.0 million proceeds. The proceeds were used to refinance our Company’s existing debt facility, pay a cash dividend to stockholders of $83.5 million, make a cash compensatory payment of approximately $26.9 million (including applicable payroll taxes of $0.5 million) to stock option holders in lieu of adjusting exercise prices in connection with such dividend, and pay certain financing costs related to the amendment.

•	In June 2006, we completed our IPO, and received net proceeds of $129.5 million. We used the net proceeds from the IPO, including the underwriter allotment, together with cash generated from operations to repay $154.0 million of our long term debt, including full repayment of the second lien debt.

Capital Resources.  On February 14, 2006, our Company entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan.

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

Borrowings under the new senior secured credit facility and second lien secured credit facility on February 14, 2006, were used to refinance our Company’s existing debt facility, pay a cash dividend to stockholders of $83.5 million, and make a cash compensatory payment of approximately $26.9 million (including applicable payroll taxes of $0.5 million) to stock option holders in lieu of adjusting exercise prices in connection with such dividend. In connection with the refinancing, our Company incurred fees and expenses aggregating $4.5 million that are included as a component of other assets, net and are being amortized over the terms of the new senior secured credit facilities. In the nine months of 2006, the total cash payment to option holders and unamortized deferred financing costs of $4.6 million related to the prior credit facility were expensed and recorded as stock compensation expense and a component of interest expense, respectively.

Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver under the senior secured credit facility, we believe we will have sufficient capital to meet our short-term and long-term needs, including our capital expenditures and our debt obligations in 2007.

Capital Expenditures.  Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the years ended December 30, 2006 and December 31, 2005, capital expenditures were $26.8 million and $15.9 million, respectively. We anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans.

On October 29, 2004, our Company entered into an interest rate swap agreement with a notional amount of $33.5 million that was designated as a cash flow hedge and effectively converted a portion of the floating rate debt to a fixed rate of 3.53%. Since all of the critical terms of the swap exactly matched those of the hedged debt, no ineffectiveness was identified in the hedging relationship. Consequently, all changes in fair value were recorded as a component of other comprehensive income. Also on October 29, 2004, our Company entered into an interest rate cap agreement with a notional amount of $33.5 million that protected an additional portion of the variable rate debt from an increase in the floating rate to greater than 4.5%. Our Company designated the cap as a cash flow hedge since changes in the intrinsic value of the cap were expected to be highly effective in offsetting the changes in cash flow attributable to fluctuations in interest rates. The time value of the cap was considered inherently ineffective and changes in its value were recorded in other (income) expense, net, as they occurred.

At December 30, 2006, the combined fair value of the above interest rate swap agreements was a receivable of $0.9 million.

On September 19, 2005, the hedging relationships involving the above interest rate swap and cap agreements were terminated as a result of changes made to the terms of the credit agreement. Accordingly, the changes in fair value of the swap and cap from that point are recorded in other (income) expense, net, and the accumulated balance for the interest rate swap agreement included in other comprehensive income at the time of ineffectiveness of $0.7 million is being amortized into earnings over the remaining life of the agreement.

On April 14, 2006, our Company entered into an interest rate swap agreement with a notional amount of $61.0 million that was designated as a cash flow hedge and effectively converted a portion of the floating rate debt to a fixed rate of 5.345% (plus a margin of 3.00%). Since all of the critical terms of the swap exactly matched those of the hedged debt, no ineffectiveness was identified in the hedging relationship. Consequently, all changes in fair value were recorded as a component of other comprehensive income. The fair value of this interest rate swap agreement was $0.1 million as of December 30, 2006.

The weighted-average interest rate at December 30, 2006 for the floating rate notes was 8.38%.

Long-term debt consisted of the following:

	December 30,	December 31,
	2006	2005
	(In thousands)

Tranche A1 term note payable to a bank in quarterly installments of $469,373 beginning January 29, 2008 through January 29, 2009. Quarterly installments increase to $45.3 million on April 29, 2009 and continue through January 29, 2010. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At December 31, 2005, the rate was 4.23% plus a margin of 3.00%	$—	$183,525
Tranche A2 term note payable to a bank in quarterly installments of $420,019 beginning November 14, 2007 through November 14, 2011. A lump sum payment of $158.4 million is due on February 14, 2012. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At December 30, 2006, the rate was 5.38% plus a margin of 3.00%	165,488	—

	$165,488	$183,525

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes the contractual obligations of the Company as of December 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Current	2-3 Years	4 Years	5 Years	After

Long-term debt	$165,488	$420	$3,360	$1,680	$1,680	$158,348
Operating leases	6,103	2,787	2,573	408	96	239

Total contractual cash obligations	$171,591	$3,207	$5,933	$2,088	$1,776	$158,587

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at December 30, 2006. Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET

Our Company is obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If these programs were cancelled by our Company, we would be required to pay $6.0 million for various materials.

At December 30, 2006, our Company had approximately $5.4 million in standby letters of credit related to its worker’s compensation insurance coverage and commitments to purchase equipment of approximately $3.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations. Management has discussed the development and disclosure of critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We have identified the following accounting policies that require us to make the most subjective or complex judgments in order to fairly present our consolidated financial position and results of operations.

Revenue recognition

We recognize sales when all of the following criteria have been met: a valid customer order with a fixed price has been received; the product has been delivered and accepted by the customer; and collectibility is reasonably assured. All sales recognized are net of allowances for discounts and estimated returns, which are estimated using historical experience.

Allowance for doubtful accounts and related reserves

We extend credit to dealers and distributors, generally on a non-collateralized basis. Accounts receivable are recorded at their gross receivable amount, reduced by an allowance for doubtful accounts that results in the receivables being recorded at estimated net realizable value. The allowance for doubtful accounts is based on management’s assessment of the amount which may become uncollectible in the future and is determined based on our write-off history, aging of receivables, specific identification of uncollectible accounts, and consideration of prevailing economic and industry conditions. Uncollectible accounts are charged off after repeated attempts to collect from the customer have been unsuccessful. The difference between actual write-offs and estimated reserves has not been material.

Over the three-year period ending December 30, 2006, we recorded an expense averaging $1.1 million per year for potential uncollectible accounts. During this period, allowance for doubtful accounts has ranged from $0.6 million to $2.5 million, and write-off of uncollectible accounts, net of recoveries, averaged approximately $0.9 million.

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

Goodwill

The impairment evaluation for goodwill is conducted at the end of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed using a two-step process. In the first step, which is used to screen for potential impairment, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is determined using the discounted future cash flows method, based on management estimates. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step, which determines the amount of the goodwill impairment to be recorded must be completed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. Estimation of fair value is dependent on a number of factors, including, but not limited to, interest rates, future growth assumptions, operations and capital expenditure requirements and other factors which are subject to change and could materially impact the results of the impairment tests. Unless our actual results differ significantly from those in our estimation of fair value, it would not result in an impairment of goodwill.

Other intangibles

The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows.

The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current Company operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.

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

Over the three-year period ending December 30, 2006, we recorded a warranty expense averaging $4.6 million per year for costs related to warranties on our products. During this period, the accrual for warranties as a percentage of net sales has ranged from 1.2% to 1.4%.

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

Stock Compensation

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), on January 1, 2006. This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee services received in exchange for our company’s equity instruments. Under SFAS 123R, we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We have adopted SFAS 123R on a prospective basis; accordingly, our financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method.

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

There were 42,623 restricted stock awards and 172,138 shares of stock options granted under the 2006 Plan during 2006. There are 2,785,239 shares available for grant under the 2006 Plan at December 30, 2006. There were 36,413 shares of restricted stock granted under the 2004 Plan during 2006. There are 137,094 shares available under the 2004 Plan at December 30, 2006. The compensation cost that was charged against income for stock compensation plans was $0.6 million for 2006. The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements was $0.2 million for 2006. As of December 30, 2006, there was $0.7 million and $0.9 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings straight line over a weighted-average period of 3 years from the date of grant.

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the 2006 Plan in 2006: dividend yield of 0%, expected volatility of 44.3%, risk-free interest rate of 5.2%, and expected life of 7 years.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective for our Company as of January 1, 2007. We believe that the adoption of FIN 48 will not have a material impact on our Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effect of the misstatements on each of a company’s financial statements and the related financial statement disclosures. We applied the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ended December 30, 2006. The application of SAB 108 did not have a material effect on our annual financial statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our Company’s 2008 fiscal year. We have considered the provisions of SFAS No. 157 and do not expect the application of SFAS No. 157 to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our Company beginning January 1, 2008. We have not yet determined the impact, if any, from the adoption of SFAS No. 159.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at December 30, 2006, a 25 basis point increase in interest rates would result in approximately $0.4 million of additional interest costs annually.

We utilize derivative financial instruments to hedge price movements of our aluminum materials. As of December 30, 2006, there were no hedging contracts in place. Short term changes in the cost of aluminum, which can be significant, are sometimes passed on to our customers through price increases, however there can be no guarantee that we will be able to continue to pass such price increases to our customers or that price increases will not negatively impact sales volume, thereby adversely impacting operating margins.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	37
Consolidated Statements of Operations for the years ended December 30, 2006, December 31, 2005, the period January 30, 2004 to January 1, 2005 and the period December 28, 2003 to January 29, 2004	38
Consolidated Balance Sheets at December 30, 2006 and December 31, 2005	39
Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005, the period January 30, 2004 to January 1, 2005 and the period December 28, 2003 to January 29, 2004	40
Consolidated Statements of Shareholders’ Equity for the years ended December 30, 2006 and December 31, 2005, and for the period January 30, 2004 to January 1, 2005	41
Consolidated Statement of Shareholders’ Equity for the period December 28, 2003 to January 29, 2004	42
Notes to Consolidated Financial Statements	43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
PGT, Inc.

We have audited the accompanying consolidated balance sheets of PGT, Inc. and Subsidiary (the Company) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 30, 2006 and December 31, 2005, for the period January 30, 2004 to January 1, 2005, and for the period December 28, 2003 to January 29, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PGT, Inc. and Subsidiary at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for the years ended December 30, 2006 and December 31, 2005, for the period January 30, 2004 to January 1, 2005, and for the period December 28, 2003 to January 29, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/  ERNST & YOUNG LLP

Tampa, Florida
March 16, 2007

PGT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Company			Predecessor
			January 30,	December 28,
	Year Ended	Year Ended	2004 to	2003 to
	December 30,	December 31,	January 1,	January 29,
	2006	2005	2005	2004
	(In thousands, except per share amounts)

Net sales	$371,598	$332,813	$237,350	$19,044
Cost of sales	229,867	209,475	152,316	13,997

Gross margin	141,731	123,338	85,034	5,047
Stock compensation expense related to dividends paid (includes expenses related to cost of sales and selling, general and administrative expense of $5,069, and $21,829, respectively in 2006, and $1,290 and $5,315, respectively in 2005)	26,898	7,146	—	—
Write-off of trademark	—	7,200	—	—
Selling, general and administrative expenses	87,370	83,634	63,494	6,024

Income (loss) from operations	27,463	25,358	21,540	(977)
Other (income) expense, net	(178)	(286)	124	—
Interest expense, net	28,509	13,871	9,893	518

(Loss) income before income taxes	(868)	11,773	11,523	(1,495)
Income tax expense (benefit)	101	3,910	4,531	(912)

Net (loss) income	$(969)	$7,863	$6,992	$(583)

Basic net (loss) income per common share	$(0.05)	$0.50	$0.44	N/A
Diluted net (loss) income per common and common equivalent share	$(0.05)	$0.45	$0.41	N/A
Weighted average common shares outstanding:
Basic	21,204	15,723	15,720	N/A
Diluted	21,204	17,299	17,221	N/A

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2006	2005
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$36,981	$3,270
Accounts receivable, net	25,244	45,193
Inventories, net	11,161	13,981
Deferred income taxes	5,231	3,133
Other current assets	13,041	11,360

Total current assets	91,658	76,937
Property, plant and equipment, net	78,802	65,508
Goodwill	169,648	169,648
Other intangible assets, net	101,918	107,760
Other assets, net	1,968	5,700

Total assets	$443,994	$425,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,123	$4,380
Current portion of long-term debt	420	—
Accrued liabilities	16,684	26,757

Total current liabilities	18,227	31,137
Long-term debt	165,068	183,525
Deferred income taxes	52,417	54,320
Other long-term liabilities	3,076	—

Total liabilities	238,788	268,982
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; zero shares issued and outstanding at December 30, 2006 and zero shares authorized, issued and outstanding at December 31, 2005	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 27,078,087 shares issued and 26,999,051 shares outstanding at December 30, 2006 and 15,749,483 shares issued and outstanding at December 31, 2005	270	157
Additional paid-in-capital	205,799	152,647
Accumulated deficit	(969)	—
Accumulated other comprehensive income	106	3,767

Total shareholders’ equity	205,206	156,571

Total liabilities and shareholders’ equity	$443,994	$425,553

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Company			Predecessor
			January 30,	December 28,
	Year Ended	Year Ended	2004 to	2003 to
	December 30,	December 31,	January 1,	January 29,
	2006	2005	2005	2004
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(969)	$7,863	$6,992	$(583)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	9,871	7,503	5,221	484
Amortization	5,742	8,020	9,289	44
Stock-based compensation	592	—	—	—
Impairment of Lexington facility	1,151	—	—	—
Excess tax benefits from stock-based compensation plans	(5,375)	—	—	—
Write-off of trademark	—	7,200	—	—
Amortization of deferred financing costs	7,205	1,285	876	45
Derivative financial instruments	(176)	(221)	1,079	97
Deferred income taxes	3,715	(4,978)	3,598	(525)
Expense related to stock issuance	—	334	—	—
Loss (gain) on disposal of assets	103	562	(11)	—
Change in operating assets and liabilities:
Accounts receivable	16,376	(18,197)	(6,285)	1,394
Inventories	2,820	(2,530)	(2,905)	151
Other current assets	(748)	893	(2,922)	(167)
Accounts payable and accrued liabilities	(10,128)	13,964	(776)	2,865

Net cash provided by operating activities	30,179	21,698	14,156	3,805
Cash flows from investing activities:
Purchases of property, plant and equipment	(26,753)	(15,864)	(12,635)	(150)
Proceeds from sales of equipment and intangibles	109	261	43	—
Acquisition of subsidiary, net of cash acquired	—	—	(286,589)	—

Net cash used in investing activities	(26,644)	(15,603)	(299,181)	(150)
Cash flows from financing activities:
Net change in revolving line of credit	—	(2,000)	2,000	—
Net proceeds from issuance of common stock	129,471	—	125,866	—
Exercise of stock options	1,311	—	—	—
Excess tax benefits from stock-based compensation plans	5,375	—	—	—
Proceeds from issuance of long-term debt	320,000	190,000	170,000	—
Payment of dividends	(83,484)	(20,000)	—	—
Payment of financing costs	(4,459)	(500)	(6,376)	—
Payment of long-term debt	(338,038)	(172,850)	(3,625)	—
Purchase of interest rate cap	—	—	(315)	—

Net cash provided by (used in) financing activities	30,176	(5,350)	287,550	—

Net increase in cash and cash equivalents	33,711	745	2,525	3,655
Cash and cash equivalents at beginning of period	3,270	2,525	—	8,536

Cash and cash equivalents at end of period	$36,981	$3,270	$2,525	$12,191

Supplemental cash flow information:
Interest paid	$22,827	$11,643	$6,979	$187
Income taxes paid	$1,242	$10,780	$3,324	$—

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income	Total
	(In thousands, except per share amounts)

Balance at January 30, 2004	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	14,563,995	146	125,720			125,866
Common stock issued to stockholders in acquired entity	1,156,356	11	9,982			9,993
Options granted to vested option holders in acquired entity			21,756			21,756
Comprehensive income:
Change in fair value of interest rate swaps, net of tax benefit of $24					(38)	(38)
Change in fair value of aluminum forward contracts, net of tax benefit of $983					1,538	1,538
Net income				6,992		6,992

Total comprehensive income						8,492

Balance at January 1, 2005	15,720,351	$157	$157,458	$6,992	$1,500	$166,107
Issuance of stock as compensation	29,132	—	334	—		334
Dividends paid			(5,145)	(14,855)		(20,000)
Comprehensive income:
Amortization of ineffective interest rate swap					(78)	(78)
Change in fair value of interest rate swaps, net of tax benefit of $248					465	465
Change in fair value of aluminum forward contracts, net of tax benefit of $1,202					1,880	1,880
Net income				7,863		7,863

Total comprehensive income						10,130

Balance at December 31, 2005	15,749,483	$157	$152,647	$—	$3,767	$156,571
Dividends paid			(83,484)			(83,484)
Initial public offering, net of offering costs	10,147,058	102	129,369			129,471
Stock-based compensation			592			592
Exercise of stock options, including tax benefit of $5,375 associated with the exercise of stock options	1,102,510	11	6,675			6,686
Comprehensive loss:
Amortization of ineffective interest rate swap, net of tax benefit of $122					(191)	(191)
Change in fair value of interest rate swap, net of tax benefit of $34					(53)	(53)
Change in fair value of aluminum forward contracts, net of tax benefit of $2,185					(3,417)	(3,417)
Net loss				(969)		(969)

Total comprehensive loss						(4,630)

Balance at December 30, 2006	26,999,051	$270	$205,799	$(969)	$106	$205,206

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC. AND SUBSIDIARY (PREDECESSOR)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
	(In thousands, except per share amounts)

Balance at December 27, 2003	33,481	$—	1,000	$—	$40,212	$29,491	$(972)	$68,731
Comprehensive loss:
Change in fair value of interest rate swaps, net of tax benefit of $38							(60)	(60)
Change in fair value of aluminum forward contracts, net of tax benefit of $63							99	99
Net loss						(583)		(583)

Total comprehensive loss								(544)

Balance at January 29, 2004	33,481	$—	1,000	$—	$40,212	$28,908	$(933)	$68,187

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

PGT, Inc. (“PGTI” or the “Company”) is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority of our Company’s sales are to customers in the state of Florida; however, our Company also sells its products in over 40 states and in South and Central America. Products are sold through an authorized dealer and distributor network, which our Company approves.

Our Company was incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc. On February 15, 2006, our Company was renamed PGT, Inc. On January 29, 2004, our Company acquired 100% of the outstanding stock of PGT Holding Company (sometimes referred to as the “Predecessor”), based in North Venice, Florida. Our Company has one manufacturing operation and one glass tempering and laminating plant in North Venice, Florida with a second manufacturing operation located in Salisbury, North Carolina.

The Predecessor Financial Statements for the period ended January 29, 2004 include the activities of PGT Holding Company, which was incorporated in the state of Delaware on December 12, 2000. PGT Holding Company acquired 100% of the outstanding stock of PGT Industries, Inc. and Triple Diamond Glass, Inc., both based in North Venice, Florida on January 29, 2001. Periods of our Predecessor reflect the historical basis of accounting of PGT Holding Company’s operations, and periods of our Company reflect the effects of purchase accounting for the PGT Holding Company acquisition. Accordingly, the results of operations for periods of the Predecessor are not comparable to the results of operations for periods of our Company.

All references to PGTI or our Company apply to the consolidated financial statements of both PGT, Inc. and PGT Holding Company, unless otherwise noted.

2.  Summary of Significant Accounting Policies

Fiscal period

Our Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The periods ended December 30, 2006 and December 31, 2005 each consisted of 52 weeks, the period January 30, 2004 to January 1, 2005 consisted of 49 weeks, and the period of PGT Holding Company from December 28, 2003 to January 29, 2004 consisted of 4 weeks.

Principles of consolidation

The consolidated financial statements present the results of the operations, financial position and cash flows of PGTI and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment information

Our Company operates in one operating segment, the manufacture and sale of windows and doors.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates involved in applying our Company’s accounting policies are those that require management to make assumptions about matters that are uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonably likely to change from period to period and would have a material impact on the presentation of PGTI’s financial condition, changes in financial condition or results of operations. Actual results could materially differ from those estimates.

Revenue recognition

PGTI recognizes revenue when all of the following criteria have been met:

•	a valid customer order with a fixed price has been received;

•	the product has been delivered and accepted by the customer; and

•	collectibility is reasonably assured.

Revenues are recognized net of allowances for discounts and estimated returns, which are estimated using historical experience.

Cost of sales

Cost of sales represents costs directly related to the production of our Company’s products. Primary costs include raw materials, direct labor, and manufacturing overhead. Manufacturing overhead and related expenses primarily include salaries, wages, employee benefits, utilities, maintenance, engineering and property taxes.

Shipping and handling costs

Handling costs incurred in the manufacturing process are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses and total $22.2 million, $19.5 million, $15.2 million, and $1.4 million for the years ended December 30, 2006 and December 31, 2005, the period from January 30, 2004 to January 1, 2005, and the period from December 28, 2003 to January 29, 2004, respectively.

Advertising

Our Company expenses advertising costs as incurred. Advertising expense included in selling, general and administrative expenses was $3.9 million, $2.5 million, $2.1 million, and $0.2 million for the years ended December 30, 2006 and December 31, 2005, the period from January 30, 2004 to January 1, 2005, and the period from December 28, 2003 to January 29, 2004, respectively.

Research and development costs

Our Company expenses research and development costs as incurred. Research and development costs included in selling, general and administrative expenses were $1.9 million, $2.2 million, $2.8 million, and $0.3 million for the years ended December 30, 2006 and December 31, 2005, the period from January 30, 2004 to January 1, 2005, and the period from December 28, 2003 to January 29, 2004, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and all highly liquid investments with an original maturity date of three months or less.

Accounts and notes receivable and allowance for doubtful accounts

Our Company extends credit to qualified dealers and distributors, generally on a non-collateralized basis. Accounts receivable are recorded at their gross receivable amount, reduced by an allowance for doubtful accounts that results in the receivable being recorded at its net realizable value. The allowance for doubtful

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts is based on management’s assessment of the amount which may become uncollectible in the future and is determined through consideration of Company write-off history, specific identification of uncollectible accounts, and consideration of prevailing economic and industry conditions. Uncollectible accounts are written off after repeated attempts to collect from the customer have been unsuccessful.

Accounts receivable consist of the following:

	December 30,	December 31,
	2006	2005
	(In thousands)

Trade receivables	$26,187	$47,643
Less allowance for Doubtful Accounts	(943)	(2,450)

	$25,244	$45,193

	Balance at			Balance at
	Beginning	Costs and		End of
Allowance for Doubtful Accounts	of Period	Expenses	Deductions(1)	Period
	(In thousands)

Predecessor:
Period from December 28, 2003 to January 29, 2004	$422	182	—	$604
Company:
Period from January 30, 2004 to January 1, 2005	$604	371	(416)	$559
Year ended December 31, 2005	$559	2,308	(417)	$2,450
Year ended December 30, 2006	$2,450	373	(1,880)	$943

(1)	Represents uncollectible accounts charged against the allowance for doubtful accounts.

As of December 30, 2006 there were $1.3 million of trade notes receivable for which there was an allowance of $0.4 million included in other current assets in the accompanying consolidated balance sheet.

Warranty expense

Our Company has warranty obligations with respect to most of our manufactured products. Warranty periods, which vary by product components, range from 1 to 10 years. However, the majority of the products sold have warranties on components which range from 1 to 3 years. The reserve for warranties is based on management’s assessment of the cost per service call and the number of service calls expected to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing company history and specific identification. In 2005, the accrual for warranty increased over prior years as a result of a change in sales mix toward products that carry a higher replacement cost of materials and additional labor cost to service the product in the field. The following provides information with respect to our Company’s warranty accrual.

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Accruals for
	Balance at	Warranties			Balance at
	Beginning	Issued	Adjustments	Settlements	End of
Allowance for Warranty	of Period	During Period	Made	Made	Period
	(In thousands)

Predecessor:
Period from December 28, 2003 to January 29, 2004	$2,894	190	144	(186)	$3,042
Company:
Period from January 30, 2004 to January 1, 2005	$3,042	2,374	(485)	(2,068)	$2,863
Year ended December 31, 2005	$2,863	5,658	223	(4,243)	$4,501
Year ended December 30, 2006	$4,501	5,581	111	(5,259)	$4,934

     Inventories

Inventories consist principally of raw materials purchased for the manufacture of our products. PGTI has limited finished goods inventory as all products are custom, made-to-order products. Finished goods inventory costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or market. The reserve for obsolescence is based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined through company history, specific identification and consideration of prevailing economic and industry conditions.

Inventories consist of the following:

	December 30,	December 31,
	2006	2005
	(In thousands)

Finished goods	$1,109	$1,867
Work in progress	880	467
Raw Materials	10,297	12,460
Less reserve for obsolescence	(1,125)	(813)

	$11,161	$13,981

	Balance at			Balance at
	Beginning	Costs and		End of
Reserve for Obsolescence	of Period	Expenses	Deductions(1)	Period
	(In thousands)

Predecessor:
Period from December 28, 2003 to January 29, 2004	$257	277	(77)	$457
Company:
Period from January 30, 2004 to January 1, 2005	$457	423	(749)	$131
Year ended December 31, 2005	$131	1,930	(1,248)	$813
Year ended December 30, 2006	$813	534	(222)	$1,125

(1)	Represents obsolete inventory charged against the reserve.

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Depreciable assets are assigned estimated lives as follows:

Building and improvements	5 to 40 years
Furniture and equipment	3 to 10 years
Vehicles	3 to 10 years
Computer Software	3 years

Maintenance and repair expenditures are charged to expense as incurred.

Long-lived assets

PGTI reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated, in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If such assets are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell, and depreciation is no longer recorded.

During 2006, we completed the relocation of our Lexington, North Carolina plant. We recorded an impairment charge of approximately $1.2 million to adjust the carrying value of the Lexington real estate to its estimated fair value, less reasonable direct selling costs, which was included in selling, general and administrative expenses. At December 30, 2006, we classified the carrying value of the real estate of $2.3 million as held for sale, and it is included as a component of other current assets in the accompanying consolidated balance sheet as it is expected to be sold within the next fiscal year.

Computer software

Our Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include:

(i) external direct costs of materials and services consumed in developing or obtaining computer software,

(ii) payroll and other related costs for employees who are directly associated with and who devote time to the software project, and

(iii) interest costs incurred, when material, while developing internal-use software.

Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

The unamortized amount of capitalized software as of December 30, 2006 and December 31, 2005 was $7.9 million and $7.5 million, respectively. Accumulated amortization of capitalized software was $6.9 million and $4.4 million as of December 30, 2006 and December 31, 2005, respectively.

Depreciation expense for capitalized software was $2.5 million, $2.4 million and $1.6 million for the years ended December 30, 2006 and December 31, 2005 and the period from January 30, 2004 to January 1, 2005, respectively.

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Company reviews the carrying value of software and development costs for impairment in accordance with its policy pertaining to the impairment of long-lived assets.

Goodwill and other intangible assets

Our Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Other intangible assets primarily consist of trademarks and customer-related intangible assets. The useful lives of trademarks were determined to be indefinite and, therefore, these assets are not being amortized. Customer-related intangible assets are being amortized over their estimated useful lives of ten years.

Goodwill

The impairment evaluation for goodwill is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed using a two-step process. In the first step, which is used to screen for potential impairment, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step, which determines the amount of the goodwill impairment to be recorded must be completed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. Our Company performs its impairment test as of the end of each fiscal year.

Other intangibles

The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows.

The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current PGTI operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.

Deferred financing costs

Deferred financing costs are amortized using the effective interest method over the life of the debt instrument to which they relate. Amortization of deferred financing costs is included in interest expense on our Company’s consolidated statements of operations. There was $7.2 million, $1.3 million, $0.9 million, and $45,017, of amortization for the years ended December 30, 2006 and December 31, 2005, the period from January 30, 2004 to January 1, 2005, and the period from December 28, 2003 to January 29, 2004, respectively. Included in this amortization expense for the year ended December 30, 2006 is $2.0 million of expenses related to the repayment of a portion of our long term debt in the third quarter of 2006 (Note 8). There was $9.4 million and $2.2 million in accumulated amortization related to these costs at December 30, 2006 and December 31, 2005, respectively.

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization on deferred financing costs is as follows for future fiscal years:

(In thousands)

2007	$390
2008	387
2009	391
2010	379
2011	375
2012	45

$1,968

Derivative financial instruments

Our Company utilizes certain derivative instruments, from time to time, including interest rate swaps and forward contracts to manage variability in cash flow associated with interest rates and commodity market price risk exposure in the aluminum market. While our Company does not enter into derivatives for speculative purposes, upon termination of the hedging relationship, our Company may continue to hold such derivatives and record them at their fair value, with changes recorded in the income statement.

PGTI accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 requires our Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship based on its effectiveness in hedging against the exposure and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, our Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge.

Our Company’s forward contracts are designated and accounted for as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk). SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The ineffective portion of the gain or loss on these derivative instruments, if any, is recognized in other income/expense in current earnings during the period of change.

For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other income/expense in current earnings during the period of change. When a cash flow hedge is terminated, if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in other comprehensive income remain in other comprehensive income and are recognized in earnings in the period in which the hedged transaction affects earnings.

For the interest rate cap, changes in fair value of the cap due to the passage of time reduce the asset established when the cap was purchased and appear as a component of other expense as they occur, since they are considered inherently ineffective. Changes in intrinsic value that result from changes in the interest yield curve to the extent effective are reported as a component of other comprehensive income. Effectiveness of the cap is periodically evaluated by determining that the critical terms continue to match those of the debt agreement, determining that the future interest payments are still probable of occurrence, and evaluating the likelihood of the counterparty’s compliance with the terms of the cap.

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information with regard to accounting policies associated with derivative instruments is contained in Note 10, Derivative Financial Instruments.

Financial instruments

Our Company’s financial instruments include cash, accounts receivable, and accounts payable, whose carrying amounts approximate their fair values due to their short-term nature. Additional financial instruments include the interest rate swaps, interest rate cap, and aluminum forward contracts, for which the carrying amount was determined using fair value estimates from third parties and long-term debt which approximates fair value due to its variable interest rate.

Concentrations of credit risk

Financial instruments, which potentially subject our Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. Accounts receivable are due primarily from companies in the construction industry located in Florida and the eastern half of the United States. Credit is extended based on an evaluation of the customer’s financial condition and credit history, and generally collateral is not required.

PGTI maintains its cash with financial institutions. The balances, at times, may exceed federally insured limits. At December 30, 2006 and December 31, 2005, our Company’s balances exceeded the insured limit by approximately $37.8 million and $7.6 million, respectively.

Comprehensive income (loss)

Comprehensive income (loss) is reported on the Consolidated Statements of Shareholders’ Equity and accumulated other comprehensive income (loss) is reported on the Consolidated Balance Sheets.

Gains and losses on cash flow hedging derivatives, to the extent effective, are included in other comprehensive income (loss). Reclassification adjustments reflecting such gains and losses are ratably recorded in income in the same period as the hedged items affect earnings. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 10, Derivative Financial Instruments.

Stock compensation

We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), on January 1, 2006. This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS No. 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We have adopted SFAS No. 123(R) on a prospective basis; accordingly, our financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method. As a result of our adoption of SFAS No. 123(R), we recorded compensation expense for stock based awards of approximately $0.6 million before tax, or $0.02 per diluted share after-tax in the fiscal year ended December 30, 2006.

Prior to January 1, 2006, our Company applied Accounting Principles Board Opinion 25, Accounting for Stock issued to Employees (APB 25), and therefore recorded the intrinsic value of stock-based compensation as expense. Under APB 25, compensation cost was recorded only to the extent that the exercise price was less than the fair value of our Company’s stock on the date of grant. No compensation expense was recognized in previous financial statements under APB 25. Additionally, our Company reported the pro forma impact of

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using a fair value based approach to valuing stock options under the Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123).

Stock options granted prior to our Company’s initial public offering (see Note 15) were valued using the minimum value method in the pro-forma disclosures required by SFAS No. 123. The minimum value method excludes volatility in the calculation of fair value of stock based compensation. In accordance with SFAS No. 123(R), options that were valued using the minimum value method, for purposes of pro forma disclosure under SFAS No. 123, must be transitioned to SFAS No. 123(R) using the prospective method. As a result, these options will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards in the income statement, which for our Company was APB No. 25. Accordingly, the adoption of SFAS No. 123(R)did not result in any compensation cost being recognized for these options. Additionally, pro forma information previously required under SFAS No. 123 and SFAS No. 148 will no longer be presented for these options.

Income taxes

Our Company accounts for income taxes utilizing the liability method described in SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109 deferred income taxes are recorded to reflect consequences on future years of differences between financial reporting and the tax basis of assets and liabilities measured using the enacted statutory tax rates and tax laws applicable to the periods in which differences are expected to affect taxable earnings.

Net income (loss) per common share

Net income (loss) per common share (“EPS”) is calculated in accordance with SFAS No. 128, “Earnings per Share,” which requires the presentation of basic and dilutive earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Our Company’s weighted average shares outstanding excludes underlying options of 1.8 million, 0.2 million and 1.5 million for the years ended December 30, 2006, December 31, 2005 and the period from January 30, 2004 to January 1, 2005, respectively, because their effects were anti-dilutive.

The Table below presents a reconciliation of weighted average common shares, in thousands, used in the calculation of basic and diluted EPS for our Company:

	Company
			January 30,
	Year Ended	Year Ended	2004 to
	December 30,	December 31,	January 1,
	2006	2005	2005

Weighted average common shares for basic EPS	21,204	15,723	15,720
Effect of dilutive stock options	—	1,576	1,501

Weighted average common and common equivalent shares for diluted EPS	21,204	17,299	17,221

3.	Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective for our Company as of January 1, 2007. We believe that the adoption of FIN 48 will not have a material impact on our Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effect of the misstatements on each of a company’s financial statements and the related financial statement disclosures. We applied the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ended December 30, 2006. The application of SAB 108 did not have a material effect on our annual financial statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our Company’s 2008 fiscal year. We have considered the provisions of SFAS No. 157 and do not expect the application of SFAS No. 157 to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our Company beginning January 1, 2008. We have not yet determined the impact, if any, from the adoption of SFAS No. 159.

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Acquisition

On January 29, 2004, PGTI acquired 100% of the outstanding stock of PGT Holding Company for approximately $318.4 million. The purchase price consisted of $286.6 million in cash, net of cash acquired, $10.0 million, representing the fair value of 1.2 million shares of our Company’s common stock issued, and $21.8 million, representing the fair value of 2.9 million shares of vested stock options which were rolled over from PGT Holding Company to PGTI. The fair value of the stock and rollover options was determined based on the price paid (net of debt) by PGTI in the acquisition. In connection with the acquisition, our Company recorded goodwill in the amount of $169.6 million. As a result of the transaction, PGT Holding Company became a wholly-owned subsidiary of PGTI.

Our Company recorded the acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”

Purchase price allocation (in thousands):

Assets:
Current assets	$33,940
Property, plant and equipment	50,589
Intangible assets	132,269
Goodwill	169,648

Total Assets	$386,446

Liabilities and Equity:
Current liabilities	$17,948
Net Deferred Tax Liability	50,160
Rollover Equity	31,749

Total Liabilities and Equity	99,857

Total cash paid	$286,589

5.	Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of:

	December 30,	December 31,
	2006	2005
	(In thousands)

Land	$3,604	$4,029
Buildings and improvements	44,136	33,485
Machinery and equipment	34,023	23,131
Vehicles	4,786	3,863
Software	7,942	7,453
Construction in progress	6,322	5,979

	100,813	77,940
Less accumulated depreciation	(22,011)	(12,432)

	$78,802	$65,508

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets are as follows as of:

	December 30,	December 31,	Useful Life
	2006	2005	in Years
	(In thousands)

Unamortized intangible assets:
Goodwill	$169,648	$169,648	indefinite

Trademarks	$62,500	$62,600	indefinite
Amortized intangible assets, gross
Customer relationships	55,700	55,700	10
Supplier agreements	2,300	2,300	1-2
Noncompete agreements	4,469	4,469	2

Total amortized intangible assets, gross	62,469	62,469
Accumulated Amortization:
Customer relationships	(16,282)	(10,712)
Supplier agreements	(2,300)	(2,300)
Noncompete agreements	(4,469)	(4,297)

Total Accumulated Amortization	(23,051)	(17,309)

Other intangible assets, net	$101,918	$107,760

The trademarks purchased by our Company during the PGT Holding Company acquisition included PGT/Visibly Better, WinGuard, Eze-Breeze and NatureScape. As a result of declining margins and a shift in our manufacturing focus, our Company made the decision to sell the NatureScape product line during the fourth quarter of 2005. The sale, which closed on February 20, 2006, included the sale of the trademark. Accordingly, the trademark, which was recorded at $7.3 million at January 1, 2005, was written down to its net realizable value of $100,000 at December 31, 2005.

There were no changes in the net carrying amount of goodwill for the years ended December 30, 2006 and December 31, 2005. The amount of goodwill deductible for tax purposes is $80.3 million.

Estimated amortization on intangible assets is as follows for future fiscal years:

(In thousands)

2007	$5,570
2008	5,570
2009	5,570
2010	5,570
2011	5,570
Thereafter	11,568

Total	$39,418

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 30,	December 31,
	2006	2005
	(In thousands)

Accrued warranty	$3,571	$4,501
Accrued interest	1,615	2,306
Accrued payroll and benefits	7,322	9,451
Accrued stock compensation	—	6,813
Accrued health claims insurance payable	1,669	1,832
Other	2,507	1,854

	$16,684	$26,757

8.	Long-Term Debt

Long-term debt consists of the following:

	December 30,	December 31,
	2006	2005
	(In thousands)

Tranche A1 term note payable to a bank in quarterly installments of $469,373 beginning January 29, 2008 through January 29, 2009. Quarterly installments increase to $45.3 million on April 29, 2009 and continue through January 29, 2010. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At December 31, 2005, the rate was 4.23% plus a margin of 3.00%	$—	$183,525
Tranche A2 term note payable to a bank in quarterly installments of $420,019 beginning November 14, 2007 through November 14, 2011. A lump sum payment of $158.3 million is due on February 14, 2012. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At December 30, 2006, the rate was 5.38% plus a margin of 3.00%	165,488	—

	165,488	183,525
Less current portion of long-term debt	420	—

	$165,068	$183,525

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

On February 14, 2006, our Company entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of December 30, 2006 there was $24.6 million available under the revolving credit facility.

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Borrowings under the new senior secured credit facility and second lien secured credit facility were used to refinance our Company’s existing debt facility, pay a cash dividend to stockholders of $83.5 million, and make a cash payment of approximately $26.9 million (including applicable payroll taxes of $0.5 million) to stock option holders in connection with such dividend. Approximately $5.1 million of the cash payment to stock option holders was paid to employees whose other compensation is a component of cost of sales. In connection with the refinancing, our Company incurred fees and expenses aggregating $4.5 million that are included as a component of other assets, net and amortized over the terms of the new senior secured credit facility. In the first quarter of 2006, the total cash payment to stock option holders and unamortized deferred financing costs of $4.6 million related to the prior credit facility were expensed and recorded as stock compensation expense and a component of interest expense, respectively.

Contractual future maturities of long-term debt outstanding as of December 30, 2006 are as follows (in thousands):

2007	$420
2008	1,680
2009	1,680
2010	1,680
2011	1,680
Thereafter	158,348

$165,488

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2006, we repaid $154.0 million of long term debt, including full repayment of the $115 million second lien term note, through the use of the proceeds generated from our IPO and cash on hand. In connection with this repayment, we incurred $2.3 million in prepayment penalties and expensed $2.0 million of unamortized deferred financing costs recorded in interest expense in the consolidated statement of operations. These prepayments had the effect of reducing our mandatory principal payments on our first lien term loan from $2.1 million to $0.4 million in 2007, from $2.1 million to $1.7 million in 2008 through 2011, and the final lump sum payment due in 2012 from $193.2 million to $158.3 million.

On an annual basis, our Company is required to compute excess cash flow, as defined in our credit and security agreement with the bank. In periods where there is excess cash flow, our Company is required to make prepayments in an aggregate principal amount determined through reference to a grid based on the leverage ratio. No such prepayments were required for the year ended December 30, 2006. The term note and line of credit require that our Company also maintain compliance with certain restrictive financial covenants, the most restrictive of which requires our Company to maintain a total leverage ratio, as defined in the debt agreement, of not greater than certain predetermined amounts. Our Company believes that we are in compliance with all restrictive financial covenants.

In February 2007, our Company voluntarily repaid an additional $20 million of our long term debt.

9.	Interest Expense

Interest expense, net consisted of the following (in thousands):

	Company			Predecessor
			January 30,	December 28,
	Year Ended	Year Ended	2004 to	2003 to
	December 30,	December 31,	January 1,	January 29,
	2006	2005	2005	2004

Long-term debt	$22,141	$12,495	$8,760	$463
Debt Fees	781	397	264	19
Amortization of Deferred Financing Costs	7,205	1,285	876	45
Short-term Debt	—	120	60	—
Interest Income	(1,054)	(122)	(67)	(9)

Interest expense, gross	29,073	14,175	9,893	518
Capitalized interest	(564)	(304)	—	—

Interest expense, net	$28,509	$13,871	$9,893	$518

10.	Derivative Financial Instruments

On October 29, 2004, our Company entered into a three year interest rate swap agreement with a notional amount of $33.5 million that was designated as a cash flow hedge and effectively converted a portion of the floating rate debt to a fixed rate of 3.53%. Since all of the critical terms of the swap exactly matched those of the hedged debt, no ineffectiveness was identified in the hedging relationship. Consequently, all changes in fair value were recorded as a component of other comprehensive income. Our Company periodically determined the effectiveness of the swap by determining that the critical terms still matched, determining that the future interest payments were still probable of occurrence, and evaluating the likelihood of the counterparty’s compliance with the terms of the swap. The fair value of the interest rate swap agreement was $0.6 million and $0.7 million as of December 30, 2006 and December 31, 2005, respectively, and is recorded in other assets on our Company’s Consolidated Balance Sheets.

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also on October 29, 2004, our Company entered into a three year interest rate cap agreement with a notional amount of $33.5 million that protected an additional portion of the variable rate debt from an increase in the floating rate to greater than 4.5%. Our Company designated the cap as a cash flow hedge since changes in the intrinsic value of the cap were expected to be highly effective in offsetting the changes in cash flow attributable to fluctuations in interest rates. The time value of the cap was considered inherently ineffective and changes in its value were recorded in other (income) expense, net, as they occurred. Changes in the intrinsic value of the cap were not significant in 2006 and 2005. The fair value of the interest rate cap agreement was $0.3 million and $0.2 million as of December 30, 2006 and December 31, 2005, respectively, and is recorded in other assets on our Company’s Consolidated Balance Sheets.

On September 19, 2005, the hedging relationships involving the interest rate swap and cap agreements were terminated as a result of changes made to the terms of the credit agreement. Accordingly, the changes in fair value of the swap and cap from that point are recorded in other (income) expense, net, and the accumulated balance for the interest rate swap agreement included in other comprehensive income at the time of ineffectiveness of $0.7 million is being amortized into earnings over the remaining life of the agreement. At December 30, 2006, there was $0.1 million remaining to be amortized, in accumulated other comprehensive income, which will amortized into earnings in 2007.

On April 14, 2006, our Company entered into a two year interest rate swap agreement with a notional amount of $61.0 million that was designated as a cash flow hedge and effectively converted a portion of the floating rate debt to a fixed rate of 5.345%. Since all of the critical terms of the swap exactly matched those of the hedged debt, no ineffectiveness was identified in the hedging relationship. Consequently, all changes in fair value are recorded as a component of other comprehensive income. Our Company periodically determines the effectiveness of the swap by determining that the critical terms still match, determining that the future interest payments are still probable of occurrence, and evaluating the likelihood of the counterparty’s compliance with the terms of the swap. The fair value of the interest rate swap agreement was $0.2 million as of December 30, 2006, and is recorded in accrued liabilities on our Company’s Consolidated Balance Sheets.

Our Company enters into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion it uses in production. Our Company had no outstanding forward contracts at December 30, 2006. Our Company had eleven outstanding forward contracts at December 31, 2005, with an average notional amount of 2,190,000 pounds and maturity dates varying in length from one to ten months. These contracts, which all expired by December 30, 2006, were designated as cash flow hedges since they were highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum. Our Company’s aluminum hedges had a fair value of approximately $5.6 million at December 31, 2005, and qualified as highly effective for reporting purposes. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. During the years ended December 30, 2006 and December 31, 2005 the ineffective portion of the hedging instruments was not significant. The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive income, net of tax, is approximately $0 and $3.4 million as of December 30, 2006 and December 31, 2005, respectively.

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary difference between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our Company’s net deferred tax liability are as follows as of:

	December 30,	December 31,
	2006	2005

Deferred tax assets:
Warranty Reserve	$1,924	$1,755
Deferred financing costs	—	635
Accounts receivable	1,089	1,328
State tax credits	175	591
Other accruals	1,536	1,483
Inventories	834	752
Net operating loss carryforward — state	449	—
Compensation expense	231	—

Total deferred tax assets	6,238	6,544
Deferred tax liabilities:
Intangible assets	(45,813)	(46,000)
Property, plant, and equipment	(7,314)	(9,162)
Derivative financial instruments	(297)	(2,569)

Total deferred tax liabilities	(53,424)	(57,731)

Net deferred tax liability	$(47,186)	$(51,187)

The components of income tax expense (benefit) are as follows:

	Company			Predecessor
			January 30,	December 28,
	Year Ended	Year Ended	2004 to	2003 to
	December 30,	December 31,	January 1,	January 29,
	2006	2005	2005	2004

Current:
Federal	$(3,604)	$7,497	$795	$(266)
State	(10)	1,391	138	(121)

	(3,614)	8,888	933	(387)
Deferred:
Federal	3,157	(3,817)	3,030	(321)
State	558	(1,161)	568	(204)

	3,715	(4,978)	3,598	(525)

Income tax expense (benefit)	$101	$3,910	$4,531	$(912)

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal income tax rate to our Company’s and the Predecessor’s effective rate is provided below:

	Company			Predecessor
			January 30,	December 28,
	Year Ended	Year Ended	2004 to	2003 to
	December 30,	December 31,	January 1,	January 29,
	2006	2005	2005	2004

Statutory federal income tax rate	(35.0)%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(4.0)%	4.0%	4.0%	4.0%
State tax credits	48.7%	(4.8)%	—	9.6%
Manufacturing deduction	—	(2.2)%	—	—
Other	1.9%	1.2%	0.3%	12.4%

	11.6%	33.2%	39.3%	61.0%

Our effective combined federal and state tax rate was 11.6% and 33.2% for the years ended December 30, 2006 and December 31, 2005, respectively. The 11.6% effective tax rate resulted from a change in the recognition of state tax credits in North Carolina. These credits are now recognized in the year in which they are made available for deduction. Previously, we recognized these credits in the year in which they were generated. This change resulted in an unfavorable adjustment to our tax expense of $422,000. Without this adjustment our tax rate would have been a benefit of 37.1% for 2006.

Our Company has $11.3 million of state operating loss carryforwards expiring at various dates through 2026.

In assessing the realizability of deferred tax assets, our Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all the evidence, both positive and negative, our Company has determined that a valuation allowance is not necessary.

12.	Commitments and Contingencies

Our Company leases production equipment, vehicles, computer equipment, storage units and various office equipment under operating leases expiring at various times through 2014. Lease expense was $3.0 million, $2.3 million, $1.7 million and $0.2 million for the years ended December 30, 2006 and December 31, 2005, the period from January 30, 2004 to January 1, 2005, and the period from December 28, 2003 to January 29, 2004, respectively. Future minimum lease commitments for non-cancelable operating leases are as follows at December 30, 2006 (in thousands):

2007	$2,787
2008	1,793
2009	780
2010	408
2011	96
Thereafter	239

$6,103

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Company, through the terms of certain of its leases, has the option to purchase the leased equipment for cash in an amount equal to its then fair market value plus all applicable taxes.

Our Company is obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If these programs were cancelled by our Company, we would be required to pay $6.0 million for various materials.

At December 30, 2006, our Company had approximately $5.4 million in standby letters of credit related to its worker’s compensation insurance coverage and commitments to purchase equipment of approximately $3.0 million.

Our Company is a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of those proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the operations, financial position or cash flows of our Company.

13.	Employee Benefit Plan

Our Company has a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. Our Company has agreed to make matching contributions of 100% of the employee’s contribution up to 3% of the employee’s salary. Company contributions and earnings thereon vest at the rate of 20% per year of service with our Company when at least 1,000 hours are worked within the Plan year. Our Company recognized expense of $1.9 million, $1.7 million, $1.4 million, and $0.1 million in the years ended December 30, 2006 and December 31, 2005, the period from January 30, 2004 to January 1, 2005, and the period from December 28, 2003 to January 29, 2004, respectively.

14.	Related Parties

Prior to our Initial Public Offering, the Company paid a management fee to JLL Partners, Inc., which is related to our Company’s majority shareholder, JLL Partners Fund IV L.P., of approximately $1.4 million, $1.8 million and $1.4 million for the years ended December 30, 2006, December 31, 2005 and the period from January 30, 2004 to January 1, 2005, respectively. These amounts are recorded in selling, general, and administrative expenses in our consolidated statements of operations.

In the ordinary course of business, we sell windows to Builders FirstSource, Inc., a company controlled by affiliates of JLL Partners, Inc. One of our directors, Floyd F. Sherman, is the president, chief executive officer, and a director of Builders FirstSource, Inc. In addition, Ramsey A. Frank, Brett N. Milgrim, and Paul S. Levy are directors of Builders FirstSource, Inc. Total net sales to Builders FirstSource, Inc. were $4.7 million, $2.6 million, $2.4 million, and $0.2 million in the years ended December 30, 2006, December 31, 2005, the period from January 30, 2004 to January 1, 2005, and the period from December 28, 2003 to January 29, 2004, respectively.

15.	Shareholders’ Equity

Initial Public Offering

On June 27, 2006, the SEC declared our Company’s registration statement on Form S-1 effective, and our Company completed an initial public offering (“IPO”) of 8,823,529 shares of its common stock at a price of $14.00 per share. Our Company’s common stock began trading on The Nasdaq National Market under the symbol “PGTI” on June 28, 2006. After underwriting discounts of approximately $8.6 million and estimated transaction costs of approximately $2.5 million, net proceeds received by the Company on July 3, 2006, were

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$112.3 million. Our Company used net IPO proceeds, together with cash on hand, to repay $137.0 million of borrowings under our senior secured credit facilities.

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

In conjunction with the IPO, our Company’s stockholders approved an amendment and restatement of the Company’s certificate of incorporation which increased the number of authorized shares of preferred stock, par value $0.01 per share, from zero to 10.0 million and maintained the number of authorized shares of common stock, par value $0.01 per share, of 200.0 million.

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

Special Cash Dividends

In February 2006, our Company paid a special cash dividend to our stockholders of $83.5 million, or $5.30 per share. In connection with the payment of this dividend, our Company also made a compensatory cash payment of $26.9 million to stock option holders (including applicable payroll taxes of $0.5 million) in-lieu of adjusting exercise prices, that was recorded as stock compensation expense in the accompanying consolidated statement of operations for the year ended December 30, 2006.

In September 2005, our Company paid a special cash dividend to our stockholders of $20.0 million, or $1.27 per share. In connection with the payment of this dividend, our Company also made a compensatory cash payment of $6.6 million to stock option holders (including applicable payroll taxes of $0.2 million) in-lieu of adjusting exercise prices, that was recorded as stock compensation expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

16.	Employee Stock Based Compensation

On January 29, 2004, our Company adopted the JLL Window Holdings, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), whereby stock-based awards may be granted by the Board of Directors (the Board) to officers, key employees, consultants and advisers of our Company.

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with the acquisition of PGT Holding Company, our Company rolled over 2.9 million option shares belonging to option holders of the acquired entity. These options have a ten year term and are fully vested. Of these options, 1.1 million have an exercise price of $0.38 per share, and 1.8 million have an exercise price of $1.51 per share.

Also in conjunction with the acquisition, our Company granted 1.6 million option shares to key employees. These options have a ten-year life, fully vest after five years and have an accelerated vesting based on achievement of certain financial targets over three years, with an exercise price of $8.64 per share. On July 5, 2005, and November 30, 2005, our Company granted to key employees 0.5 million and 0.2 million option shares, respectively. These options have a ten-year life, fully vest after five years, and have accelerated vesting based on certain financial targets over three years, with an exercise price of $8.64 and $12.84 per share, respectively. There were 36,413 shares of restricted stock granted under the 2004 Plan during 2006. There are 159,604 shares available for grant under the 2004 Plan at December 30, 2006.

On June 5, 2006, our Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) whereby equity-based awards may be granted by the Board to eligible non-employee directors, selected officers and other employees, advisors and consultants of our Company. There were 172,138 options and 42,623 shares of restricted stock granted under the 2006 Plan during 2006. There are 2,785,239 shares available for grant under the 2006 Plan at December 30, 2006.

The compensation cost that was charged against income for stock compensation plans was approximately $0.6 million for 2006 and is included in selling, general and administrative expenses. The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements was approximately $0.2 million for 2006. We currently expect to satisfy share-based awards with registered shares available to be issued.

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the 2006 Plan in 2006: dividend yield of 0%, expected volatility of 44.3%, risk-free interest rate of 5.2%, and expected life of 7 years. The expected term of options granted represents the period of time that options granted are expected to be outstanding and was determined by calculating the midpoint between the date of full vesting and the contractual life. Volatility is based on the average historical volatility of a peer group of nine public companies over the past seven years, which were selected on the basis of operational and economic similarity with the principal business operations of our Company. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve with a maturity equal to the life of the option in effect at the time of grant.

Stock Options

A summary of the status of our Company’s stock options as of December 30, 2006, and the change during 2006 is presented below:

	Number of
	Shares	Weighted
	Underlying	Average
	Options	Exercise Price
	(In thousands)

Outstanding at December 31, 2005	4,982	$4.43
Granted	172	$14.00
Exercised	(1,103)	$1.19
Cancelled	(67)	$8.64

Outstanding at December 30, 2006	3,984	$5.67

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about employee stock options outstanding at December 30, 2006 (options are in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
	Outstanding at		Remaining	Exercisable at		Remaining
	December 30,	Exercise	Contractual	December 30,	Exercise	Contractual
Exercise Prices	2006	Price	Life	2006	Price	Life

$ 0.38	530	$0.38	7.1 yrs	530	$0.38	7.1 yrs
$ 1.51	1,284	1.51	7.1 yrs	1,284	1.51	7.1 yrs
$ 8.64	1,814	8.64	7.4 yrs	626	8.64	7.3 yrs
$12.84	184	12.84	8.9 yrs	36	12.84	8.9 yrs
$14.00	172	14.00	9.5 yrs	—	—	— yrs

	3,984	$5.67	7.4 yrs	2,476	$3.24	7.2 yrs

The weighted-average fair value of options granted during the fiscal years ended December 30, 2006 and December 31, 2005 and for the period January 30, 2004 to January 1, 2005 was $6.61, $1.12 and $0.59 respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of December 30, 2006 was $27.8 million and $23.3 million, respectively. The total fair value of options vested during the fiscal years ended December 30, 2006 and December 31, 2005 was $0.3 million and $0.2 million, respectively. No options vested during the period January 30, 2004 to January 1, 2005.

For the fiscal year ended December 30, 2006, we received $1.3 million in proceeds from the exercise of 1,102,510 stock options for which the tax benefit realized was $5.4 million. The aggregate intrinsic value of stock options exercised during the fiscal years ended December 30, 2006 was $12.6 million. There were no options exercised during the fiscal year ended December 31, 2005 or for the period January 30, 2004 to January 1, 2005.

As of December 30, 2006, there was $0.7 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our Company’s 2006 Plan. That cost is expected to be recognized in earnings straight-line over a weighted-average period of 3 years from the date of grant.

Non-Vested Restricted Share Awards

On June 27, 2006, our Company granted non-vested restricted stock to three employees and three directors. The directors’ awards vest in equal annual installments over three years and the employees’ awards fully vest in three years, each assuming continued service to the Company. The fair market value of the award at the time of the grant is amortized as expense over the period of vesting. Recipients of restricted shares possess all incidents of ownership of such restricted shares, including the right to receive dividends with respect to such shares and the right to vote such shares. The fair value of restricted share awards is determined based on the market value of our Company’s shares on the grant date. During the year ended December 30, 2006, our Company granted 79,036 share awards (of which 33,623 shares were granted to non-employee directors) at a weighted average fair value of $14.01 on the grant date.

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our Company’s restricted shares as of December 30, 2006 and changes during the year then ended are presented below:

		Weighted Average
		Grant-Date
Nonvested Restricted Share Awards	Shares	Fair Value
	(In thousands)

Nonvested at December 31, 2005	—	$—
Granted	79	14.01
Vested	—	—
Forfeited	—	—

Nonvested at December 30, 2006	79	$14.01

As of December 30, 2006, there was $0.9 million of total unrecognized compensation cost related to non-vested restricted share awards. That cost is expected to be recognized in earnings straight-line over a weighted average period of 3 years from the date of grant.

17.	Sales by Product Group

Sales by product group is as follows (in thousands):

			January 30,	December 28,
	Year Ended	Year Ended	2004 to	2003 to
	December 30,	December 31,	January 1,	January 29,
	2006	2005	2005	2004

WinGuard Windows and Doors	$241,092	$186,184	$101,497	$7,606
Other Window and Door Products	130,506	146,629	135,853	11,438

	$371,598	$332,813	$237,350	$19,044

PGT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2006 and 2005 (in thousands, except per share amounts):

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$96,355	$108,689	$98,324	$68,230
Gross margin	35,721	47,110	39,235	19,665
Net (loss) income	(14,076)	10,024	5,074	(1,991)
Basic net (loss) income per share	(0.89)	0.62	0.20	(0.07)
Diluted net (loss) income per share	$(0.89)	$0.55	$0.18	$(0.07)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$79,364	$78,217	$87,089	$88,143
Gross margin	29,728	27,417	32,398	33,795
Net (loss) income	4,792	3,724	209	(861)
Basic net (loss) income per share	0.30	0.24	0.01	(0.05)
Diluted net (loss) income per share	$0.28	$0.22	$0.01	$(0.05)

In accordance with SFAS 128, earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share. Each of our Company’s fiscal quarters above consist of 13 weeks.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

A control system, however, no matter how well conceived and operated, can at best provide reasonable, not absolute, assurance that the objectives of the control system are met. Additionally, a control system reflects the fact that there are resource constraints, and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected, and due to these inherent limitations, misstatements due to error or fraud may occur and not be detected.

Our chief executive officer and chief financial officer, with the assistance of management, evaluated the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective for the purposes of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2007 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and its Committees,” “Corporate Governance — Director Nomination Process,” “Corporate Governance — Code of Business Conduct and Ethics,” Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

Code of Business Conduct and Ethics

PGT, Inc. and its subsidiary endeavor to do business according to the highest ethical and legal standards, complying with both the letter and spirit of the law. Our board of directors has approved a Code of Business Conduct and Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees. Our Code of Business Conduct and Ethics is administered by a Compliance Committee made up of representatives from our legal, human resources and internal audit departments.

Our employees are encouraged to report any suspected violations of laws, regulations and the Code of Business Conduct and Ethics, and all unethical business practices. We provide continuously monitored hotlines for anonymous reporting by employees.

Our board of directors has also approved a Supplemental Code of Ethics for the chief executive officer, president, and senior financial officers of PGT, Inc., which is administered by our general counsel.

Both of these policies are attached as exhibits to this annual report on Form 10-K and can be found on the governance section of our corporate website at: http://pgtinc.com.

Stockholders may request a free copy of these policies by contacting the Corporate Secretary, PGT, Inc., 1070 Technology Drive, North Venice, Florida, 34275, United States of America.

In addition, within five business days of:

•	Any amendment to a provision of our Code of Business Conduct and Ethics or our Supplemental Code of Ethics that applies to our chief executive officer, our chief financial Officer; or

•	The grant of any waiver, including an implicit waiver, from a provision of one of these policies to one of these officers that relates to one or more of the items set forth in Item 406(b) of Regulation S-K we will provide information regarding any such amendment or waiver (including the nature of any waiver, the name of the person to whom the waiver was granted and the date of the waiver) on our Web site at the Internet address above, and such information will be available on our Web site for at least a 12-month period. In addition, we will disclose any amendments and waivers to our Code of Business Conduct and Ethics or our Supplemental Code of Ethics as required by the listing standards of the NASDAQ Global Market.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2007 under the captions “Executive Compensation,” “Retirement Plans,” “Employment Agreements and Change in Control Agreements,” “Information Regarding the Board and its Committees — Information on the Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 22, 2007 under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2007 under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2007 under the caption “Proposal 2 — Ratification of Selection of Auditors — Fees Paid to Ernst & Young LLP,” which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) See the index to consolidated financial statements and schedule provided in Item 8 for a list of the financial statements filed as part of this report.

(2) Financial statement schedules are omitted because they are either not applicable or not material.

(3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit
Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
3.2	Form of Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)
4.2	Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)
10.1	Second Amended and Restated Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.3	Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.5	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.6	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.7	Form of PGT, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
10.8	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

Exhibit
Number		Description

10.9		Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Rodney Hershberger (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
10.10		Employment Agreement, dated November 1, 2005, between PGT Industries, Inc. and Herman Moore (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.11		Employment Agreement, dated November 28, 2005, between PGT Industries, Inc. and Jeffrey T. Jackson (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.12		Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Deborah L. LaPinska (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.13		Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and B. Wayne Varnadore (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.14		Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and David McCutcheon (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.15		Employment Agreement, dated July 8, 2004, between PGT Industries, Inc. and Ken Hilliard (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.16		Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Linda Gavit (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.17		Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
10.18		Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.19		Employment Agreement, dated April 10, 2006, between PGT Industries, Inc. and Mario Ferrucci III (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)
10.20		Supply Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated January 1, 2006, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.20 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)
10	.21*	Supplier Agreement between Indalex, Inc. and PGT Industries, Inc., dated February 1, 2007
10.23		Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

Exhibit
Number		Description

10.24		Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
10.25		Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
10.26		Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
10.27		Employment Agreement, dated October 24, 2006, between PGT, Inc. and Mary J. Kotler (incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2006, Registration No. 000-52059)
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.

(Registrant)

/s/ RODNEY HERSHBERGER
Rodney Hershberger
President and Chief Executive Officer

Date: March 16, 2007

/s/  JEFFREY T. JACKSON
Jeffrey T. Jackson
Chief Financial Officer and Treasurer

Date: March 16, 2007

The undersigned hereby constitute and appoint Mario Ferrucci, III and his substitutes our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorney-in-fact or his substitutes shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY HERSHBERGER Rodney Hershberger	President and Chief Executive Officer (Principal Executive Officer and Director)	March 16, 2007

/s/ JEFFREY T. JACKSON Jeffrey T. Jackson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ PAUL S. LEVY Paul S. Levy	Chairman and Director	March 16, 2007

/s/ ALEXANDER R. CASTALDI Alexander R. Castaldi	Director	March 16, 2007

/s/ RICHARD D. FEINTUCH Richard D. Feintuch	Director	March 16, 2007

/s/ RAMSEY A. FRANK Ramsey A. Frank	Director	March 16, 2007

Signature	Title	Date

/s/ M. JOSEPH MCHUGH M. Joseph McHugh	Director	March 16, 2007

/s/ FLOYD F. SHERMAN Floyd F. Sherman	Director	March 16, 2007

/s/ RANDY L. WHITE Randy L. White	Director	March 16, 2007

/s/ BRETT N. MILGRIM Brett N. Milgrim	Director	March 16, 2007

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
3.2	Form of Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)
4.2	Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)
10.1	Second Amended and Restated Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.3	Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.5	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.6	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.7	Form of PGT, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
10.8	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
10.9	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Rodney Hershberger (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
10.10	Employment Agreement, dated November 1, 2005, between PGT Industries, Inc. and Herman Moore (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

Exhibit
Number		Description

10.11		Employment Agreement, dated November 28, 2005, between PGT Industries, Inc. and Jeffrey T. Jackson (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.12		Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Deborah L. LaPinska (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.13		Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and B. Wayne Varnadore (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.14		Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and David McCutcheon (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.15		Employment Agreement, dated July 8, 2004, between PGT Industries, Inc. and Ken Hilliard (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.16		Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Linda Gavit (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.17		Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
10.18		Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)
10.19		Employment Agreement, dated April 10, 2006, between PGT Industries, Inc. and Mario Ferrucci III (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)
10.20		Supply Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated January 1, 2006, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.20 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)
10	.21*	Supplier Agreement between Indalex, Inc. and PGT Industries, Inc., dated February 1, 2007
10.23		Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
10.24		Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
10.25		Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

Exhibit
Number		Description

10.26		Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
10.27		Employment Agreement, dated October 24, 2006, between PGT, Inc. and Mary J. Kotler (incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2006, Registration No. 000-52059)
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.