Form 10-Q
period 2007-03-31
PGT, Inc.
filed 2007-05-14
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Common Stock, $0.01 par value – 27,065,678 shares, as of May 14, 2007.

PGT, INC.
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(unaudited)
Net sales	$72,675	$96,355
Cost of sales	47,903	60,634

Gross margin	24,772	35,721
Stock compensation expense related to dividends paid (includes expenses related to cost of sales and selling, general and administrative expense of $5,069, and $21,829, respectively in 2006)	—	26,898
Selling, general and administrative expenses	20,245	21,868

Income (loss) from operations	4,527	(13,045)
Other expense (income), net	133	(409)
Interest expense, net	3,124	10,359

Income (loss) before income taxes	1,270	(22,995)
Income tax expense (benefit)	469	(8,919)

Net income (loss)	$801	$(14,076)

Basic net income (loss) per common share	$0.03	$(0.89)
Diluted net income (loss) per common and common equivalent share	$0.03	$(0.89)
Weighted average common shares outstanding:
Basic	26,999	15,749
Diluted	28,366	15,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,573	$36,981
Accounts receivable, net	28,230	25,244
Inventories, net	11,840	11,161
Deferred income taxes	5,271	5,231
Other current assets	13,290	13,041

Total current assets	76,204	91,658

Property, plant and equipment, net	78,465	78,802
Goodwill	169,648	169,648
Other intangible assets, net	100,526	101,918
Other assets, net	1,645	1,968

Total assets	$426,488	$443,994

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,755	$1,123
Current portion of long-term debt	—	420
Accrued liabilities	15,203	16,684

Total current liabilities	18,958	18,227
Long-term debt	145,488	165,068
Deferred income taxes	52,417	52,417
Other long-term liabilities	3,247	3,076

Total liabilities	220,110	238,788

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 27,115,432 shares issued and 27,003,686 shares outstanding at March 31, 2007; 27,078,087 shares issued and 26,999,051 shares outstanding at December 30, 2006	270	270
Additional paid-in-capital	206,221	205,799
Accumulated deficit	(168)	(969)
Accumulated other comprehensive income	55	106

Total shareholders’ equity	206,378	205,206

Total liabilities and shareholders’ equity	$426,488	$443,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$801	$(14,076)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,552	2,255
Amortization	1,393	1,564
Stock-based compensation	375	—
Excess tax benefits from stock-based compensation plans	(7)	—
Amortization of deferred financing costs	323	4,809
Derivative financial instruments	133	(408)
Deferred income taxes	—	(8,919)
Loss on disposal of assets	2	—

Change in operating assets and liabilities:
Accounts receivable	(2,929)	(836)
Inventories	(679)	557
Other assets	(517)	(2,600)
Accounts payable and accrued liabilities	1,315	(3,070)

Net cash provided by (used in) operating activities	2,762	(20,724)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,248)	(10,736)
Proceeds from sales of equipment and intangibles	31	300

Net cash used in investing activities	(2,217)	(10,436)

Cash flows from financing activities:
Exercise of stock options	40	—
Excess tax benefits from stock-based compensation plans	7	—
Proceeds from issuance of long-term debt	—	320,000
Payment of dividends	—	(83,484)
Payment of financing costs	—	(4,459)
Payment of long-term debt	(20,000)	(183,525)

Net cash (used in) provided by financing activities	(19,953)	48,532

Net (decrease) increase in cash and cash equivalents	(19,408)	17,372
Cash and cash equivalents at beginning of period	36,981	3,270

Cash and cash equivalents at end of period	$17,573	$20,642

Supplemental cash flow information:
Interest paid	$3,309	$4,318
Income taxes paid	$2	$780
The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands except share amounts)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance at December 30, 2006	26,999,052	$270	$205,799	$(969)	$106	$205,206
Stock-based compensation			375			375
Exercise of stock options, including tax benefit of $7 associated with the exercise of stock options	4,634	—	47			47
Comprehensive income:
Amortization of ineffective interest rate swap, net of tax benefit of $30					(49)	(49)
Change in fair value of interest rate swap, net of tax benefit of $1					(2)	(2)
Net income				801		801

Total comprehensive income						750

Balance at March 31, 2007	27,003,686	$270	$206,221	$(168)	$55	$206,378

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
The condensed consolidated balance sheet as of December 30, 2006 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 30, 2006 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 30, 2006 included in the Company’s most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Period
Each of our Company’s fiscal quarters ended March 31, 2007 and April 1, 2006 consist of 13 weeks.
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
Warranty Expense
Our Company has warranty obligations with respect to most of our manufactured products. Warranty periods, which vary by product component, range from 1 to 10 years. However, the majority of the products sold have warranties on components which range from 1 to 3 years. The reserve for warranties is based on management’s assessment of the cost per service call and the number of service calls expected to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing our Company’s warranty history and estimating our future warranty obligations. The following provides information with respect to our Company’s warranty accrual:

		Accruals for
	Balance at	Warranties			Balance at
	Beginning	Issued	Adjustments	Settlements	End of
Allowance for Warranty	of Period	During Period	Made	Made	Period
	(In thousands)
Three months ended March 31, 2007	$4,934	1,453	171	(1,371)	$5,187
Three months ended April 1, 2006	$4,501	1,445	(139)	(1,224)	$4,583
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

Inventories consist of the following:

	March 31,	December 30,
	2007	2006
	(In thousands)
Finished goods	$1,985	$1,109
Work in progress	1,037	880
Raw Materials	9,708	10,297
Less reserve for obsolescence	(890)	(1,125)

	$11,840	$11,161

Stock compensation
We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), on January 1, 2006. This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS No. 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We adopted SFAS No. 123(R) on a prospective basis; accordingly, our financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method. We recorded compensation expense for stock based awards of approximately $0.4 million and $0 during the first quarters of 2007 and 2006, respectively. As of March 31, 2007, there was $1.3 million and $1.2 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings straight line over a weighted-average period of 2.9 years from the date of grant.
Stock options granted prior to our Company’s initial public offering were valued using the minimum value method in the pro-forma disclosures required by SFAS No. 123. The minimum value method excludes volatility in the calculation of fair value of stock based compensation. In accordance with SFAS No. 123(R), options that were valued using the minimum value method were transitioned to SFAS No. 123(R) using the prospective method. As a result, these options will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards in the income statement, which for our Company was APB No. 25. Accordingly, the adoption of SFAS No. 123(R) does not result in any compensation cost being recognized for these options.
3. Shareholders’ Equity
Initial Public Offering
On June 27, 2006, the SEC declared our Company’s registration statement on Form S-1 effective, and our Company completed an initial public offering (“IPO”) of 8,823,529 shares of its common stock at a price of $14.00 per share. Our Company’s common stock began trading on The Nasdaq National Market under the symbol “PGTI” on June 28, 2006. After underwriting discounts of approximately $8.6 million and transaction costs of approximately $2.5 million, net proceeds received by the Company on July 3, 2006, were $112.3 million. Our Company used net IPO proceeds, together with cash on hand, to repay $137.0 million of borrowings under our senior secured credit facilities.
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

Special Cash Dividends
In February 2006, our Company paid a special cash dividend to our stockholders of $83.5 million. In connection with the payment of this dividend, our Company also made a compensatory cash payment of $26.9 million to stock option holders (including applicable payroll taxes of $0.5 million) in-lieu of adjusting exercise prices, that was recorded as stock compensation expense in the accompanying condensed consolidated statement of operations for the three months ended April 1, 2006.
4. NET INCOME (LOSS) PER COMMON SHARE
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
The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	For the Three
	Months Ended
	March 31,	April 1,
	2007	2006
Weighted average common shares for basic EPS	26,999,258	15,749,483
Effect of dilutive stock options	1,366,479	—

Weighted average common and common equivalent shares for diluted EPS	28,365,737	15,749,483

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are as follows:

	March 31,	December 30,	Useful Life
	2007	2006	in Years
	(In thousands)
Unamortized intangible assets:
Goodwill	$169,648	$169,648	indefinite

Trademarks	$62,500	$62,500	indefinite
Amortized intangible assets, gross
Customer relationships	55,700	55,700	10
Supplier agreements	2,300	2,300	1-2
Noncompete agreements	4,469	4,469	2

Total amortized intangible assets, gross	62,469	62,469
Accumulated Amortization:
Customer relationships	(17,674)	(16,282)
Supplier agreements	(2,300)	(2,300)
Noncompete agreements	(4,469)	(4,469)

Total Accumulated Amortization	(24,443)	(23,051)

Other intangible assets, net	$100,526	$101,918

6. LONG-TERM DEBT
On February 14, 2006, our Company entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of March 31, 2007 there was $24.2 million available under the revolving credit facility.
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
Borrowings under the new senior secured credit facility and second lien secured credit facility were used to refinance our Company’s existing debt facility, pay a cash dividend to stockholders of $83.5 million, and make a cash compensatory payment of approximately $26.9 million (including applicable payroll taxes of $0.5 million) to stock option holders in connection with such dividend. Approximately $5.1 million of the cash payment to stock option holders was paid to employees whose other compensation is a component of cost of sales. In connection with the refinancing, our Company incurred fees and expenses aggregating $4.5 million that are included as a component of other assets, net and amortized over the terms of the new senior secured credit facility. In the first quarter of 2006, the total cash payment to stock option holders and unamortized deferred financing costs of $4.6 million related to the prior credit facility were expensed and recorded as stock compensation expense and as a component of interest expense, respectively.
Contractual future maturities of long-term debt outstanding as of March 31, 2007 are as follows (in thousands):

2007	$—
2008	1,108
2009	1,477
2010	1,477
2011	1,477
Thereafter	139,949

$145,488

During the first quarter of 2007, we repaid $20.0 million of long term debt with cash on hand. In connection with this repayment, we expensed $0.2 million of unamortized deferred financing costs recorded in interest expense in the consolidated statement of operations. This optional prepayment had the effect of reducing our mandatory principal payments on our first lien term loan from $0.4 million to zero in 2007, from $1.7 million to $1.1 million in 2008, from $1.7 million to $1.5 million in 2009 through 2011, and the final lump sum payment due in 2012 from $158.3 million to $140.0 million.
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
7. COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	March 31, 2007	April 1, 2006
Net income (loss)	$801	$(14,076)
Other comprehensive income (loss), net of taxes:
Amortization of ineffective interest rate swap, net of tax benefit of $30 and $0 for the quarters ended March 31, 2007 and April 1, 2006, respectively	(49)	(78)
Change in fair value of interest rate swap, net of tax benefit of $1for the quarter ended March 31, 2007	(2)	—
Change in fair value of aluminum forward contracts, net of tax expense of $6 for the quarter ended April 1, 2006	—	10

Total other comprehensive loss	(51)	(68)

Comprehensive income (loss)	$750	$(14,144)

8. COMMITMENTS AND CONTINGENCIES
Our Company is a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of those proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or in the aggregate, will not have a materially adverse effect on our operations, financial position or cash flows.
9. INCOME TAX EXPENSE
The Company or its subsidiary files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003 and state and local income tax examinations by tax authorities for years before 2003 in states that have a material tax liability.
The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” on January 1, 2007. In connection with our FIN 48 implementation, we determined that we have no material unrecognized tax benefits and accordingly, no liability was recorded. However, as we accrue for such liabilities when they arise, we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

Our effective combined federal and state tax rate was 36.9% for the quarter ended March 31, 2007 and 38.8% for the quarter ended April 1, 2006. The decrease in our effective tax rate was due to an increase in the amount of manufacturing deductions expected to be taken in 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 30, 2006 included in our most recent annual report on Form 10-K.
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
Our future results of operations will be affected by the following factors, some of which are beyond our control:
•	Residential new construction. Our business is driven in part by residential new construction activity. According to the U.S. Census Bureau, U.S. housing starts were 1.8 million in 2006 and 2.1 million in 2005. According to The Freedonia Group and the Joint Center for Housing Studies of Harvard University, strong housing demand will continue to be supported over the next decade by new household formations, increasing homeownership rates, the size and age of the population, an aging housing stock (approximately 35% of existing homes were built before 1960), improved financing options for buyers and immigration trends. During the second half of 2006, we saw a significant slowdown in the Florida housing market. At this point, it is unclear if housing activity has hit bottom. Like many building material suppliers in the industry, we will be faced with a challenging operating environment over the near term due to the decline in the housing market. Specifically, housing permits in Florida decreased by approximately 52% in the first quarter of 2007 compared to the first quarter of 2006. We still believe there are several meaningful trends such as rising immigration rates, growing prevalence of second homes, the aging demographics of the population, relatively low interest rates, creative new forms of mortgage financing, and the aging of the housing stock, that indicate housing demand will remain healthy in the long term. Based on these trends and certain other factors, we believe that the current pullback in the housing industry is likely to be temporary and that, as we have proven historically, we will be able to outperform the market during this cyclical downturn and grow our business over the long term.

•	Home repair and remodeling expenditures. Our business is also driven by the home repair and remodeling market. According to the U.S. Census Bureau, national home repair and remodeling expenditures have increased in 36 of the past 40 years. This growth is mainly the result of the aging U.S. housing stock, increasing home ownership rates and homeowners’ electing to upgrade their existing residences rather than move into a new home. The repair and remodeling component of window and door demand tends to be less cyclical than residential new construction and partially insulates overall window and door sales from the impact of residential new construction cycles.

•	Adoption and Enforcement of Building Codes. In addition to coastal states that already have adopted building codes requiring wind-borne debris protection, we expect additional states to adopt and enforce similar building codes, which will further expand the market opportunity for our WinGuard branded line of impact-resistant products. The speed with which new states adopt and enforce these building codes will impact our growth opportunities in new geographical markets.

•	Sale of NatureScape. On February 20, 2006, we sold our NatureScape product line, which constituted approximately $18.8 million of sales in 2005 and $1.6 million in the first quarter of 2006.

•	Cost of materials. The prices of our primary raw materials, including aluminum, laminate and glass, are subject to volatility and affect our results of operations when prices rapidly rise or fall within a relatively short period of time. From time to time, we use hedging instruments to manage the market risk of our aluminum costs. The last of the related hedging instruments that we had in place matured in October 2006. Our Company is purchasing aluminum at market prices. However, we frequently review the aluminum market in order to determine whether to enter into new hedges at that time.
Current Operating Conditions and Outlook
In the first quarter of 2007, housing permits in Florida decreased approximately 52% compared to the first quarter 2006. In response to the deterioration in the housing market, we have taken a number of steps to maintain profitability and conserve capital. As a result, we adjusted our operating cost structure to more closely align with current demand. In addition, we have decreased our capital spending in 2007. However, we also view this market downturn as an opportunity to gain market share from our competitors. For instance, we have introduced new incentive programs offered to both our distributors and our end users. We have also increased marketing and sales efforts in areas outside of our dominant markets, including northern Florida, the Gulf Coast and the Carolinas. Finally, we accelerated new product introductions and product line expansions to broaden our product offering. As a result of these actions, we continue to outperform the underlying market, and gross margins have improved to 34.1% in the first quarter of 2007 from 28.8% in the fourth quarter of 2006.
While the homebuilding industry is currently in a down turn, we still believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics. At this point, it is unclear if housing activity has hit bottom. Despite the unfavorable operating conditions, we still believe we can continue to grow organically by gaining market share and outperform our underlying markets. However, we think difficult market conditions affecting our business will continue to have a negative effect on our operating results and year-over-year comparisons in the near term.
Critical Accounting Policies and Estimates
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
Goodwill
The impairment evaluation for goodwill is conducted at the end of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed using a two-step process. In the first step, which is used to screen for potential impairment, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is determined using the discounted future cash flows method, based on management estimates. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step, which determines the amount of the goodwill impairment to be recorded, must be completed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. Estimation of fair value is dependent on a number of factors, including, but not limited to, interest rates, future growth assumptions, operations and capital expenditure requirements and other factors which are subject to change and could materially impact the results of the impairment tests. Unless our actual results differ significantly from those in our estimation of fair value, it would not result in an impairment of goodwill.

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
Stock compensation
We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)). This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS No. 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We have adopted SFAS No. 123(R) on a prospective basis; accordingly, our financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method. We recorded compensation expense for stock based awards of approximately $0.4 million and $0 during the first quarter of 2007 and 2006, respectively. As of March 31, 2007, there was $1.3 million and $1.2 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings straight line over a weighted-average period of 2.9 years from the date of grant.
Stock options granted prior to our Company’s initial public offering were valued using the minimum value method in the pro-forma disclosures required by SFAS No. 123. The minimum value method excludes volatility in the calculation of fair value of stock based compensation. In accordance with SFAS No. 123(R), options that were valued using the minimum value method, for purposes of pro forma disclosure under SFAS No. 123, were transitioned to SFAS No. 123(R) using the prospective method. As a result, these options will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards in the income statement, which for our Company was APB No. 25. Accordingly, the adoption of SFAS No. 123(R) does not result in any compensation cost being recognized for these options. Additionally, pro forma information previously required under SFAS No. 123 and SFAS No. 148 will no longer be presented for these options.
Income Taxes
The Company or its subsidiary files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003 and state and local income tax examinations by tax authorities for years before 2003 in states that have a material tax liability.
The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” on January 1, 2007. We did not recognize any material liability for unrecognized tax benefits in conjunction with our FIN 48 implementation. However, as we accrue for such liabilities when they arise, we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.
Other Developments
Initial Public Offering
On June 27, 2006, the SEC declared our Company’s registration statement on Form S-1 effective, and our Company completed an initial public offering (“IPO”) of 8,823,529 shares of its common stock at a price of $14.00 per share. Our Company’s common stock began trading on The Nasdaq National Market under the symbol “PGTI” on June 28, 2006. After underwriting discounts of approximately $8.6 million and transaction costs of approximately $2.5 million, net proceeds received by the Company on July 3, 2006, were $112.3 million. Our Company used net IPO proceeds, together with cash on hand, to repay $137.0 of borrowings under our senior secured credit facilities.
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

Results of Operations
Quarter ended March 31, 2007 compared with the quarter ended April 1, 2006
Overview
During the first quarter of 2007, we continued to execute on our strategy of gaining market share and controlling costs during the current housing downturn. The industry experienced a decline in housing permits in Florida of approximately 52% in the first quarter of 2007 while our revenues declined 24.6%, each as compared to the first quarter of 2006. In addition, gross margin percentage was 34.1% in the first quarter of 2007, compared to 37.1% in the same quarter of 2006. The decline was primarily as a result of the significant slowdown in Florida new home construction and rising costs of aluminum. Selling, general and administrative expenses decreased by $1.6 million from the prior year quarter primarily driven by lower distribution costs.
Net sales
Net sales for the quarter ended March 31, 2007 were $72.7 million, a $23.7 million, or 24.6% decrease compared with net sales of $96.4 million for the quarter ended April 1, 2006. The following table shows net sales classified by major product category (in millions):

	First Quarter Ended
	March 31, 2007		April 1, 2006
	Sales	% of Sales	Sales	% of Sales	% Growth
WinGuard Windows and Doors	$48.1	66.2%	$60.0	62.3%	-19.8%
Other Window and Door Products	24.6	33.8%	36.4	37.7%	-32.3%

Total	$72.7	100.0%	$96.4	100.0%	-24.6%

Net sales of WinGuard branded products were $48.1 million for the quarter ended March 31, 2007, a decrease of $11.9 million, or 19.8%, from $60.0 million in net sales for the quarter ended April 1, 2006. The decrease was mainly due to the decline in new housing. Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts.
Net sales of Other Window and Door Products were $24.6 million for the quarter ended March 31, 2007, a decrease of $11.8 million, or 32.3%, from $36.4 million in net sales for the quarter ended April 1, 2006. The decrease was mainly due to the decline in new housing. New housing demand has traditionally impacted sales of our Other Window and Door Products more than our WinGuard Windows and Door Products.
Gross margin
Gross margin was $24.8 million for the quarter ended March 31, 2007, a decrease of $10.9 million, or 30.5%, from $35.7 million for the quarter ended April 1, 2006. The decrease is mainly due to margin loss associated with lower sales volumes and the impact of higher costs of aluminum offset in part by a higher mix of our WinGuard branded products which carry a higher margin than our Other Window and Door Products. Our WinGuard branded products increased as a percentage of our total net sales to 66.2%, compared to 62.3% in the first quarter of 2006. The gross margin percentage was 34.1% for the quarter ended March 31, 2007 compared to 37.1% for the quarter ended April 1, 2006.
Selling, general, and administrative expenses
Selling, general, and administrative expenses were $20.2 million for the quarter ended March 31, 2007, a decrease of $1.6 million, from $21.9 million for the quarter ended April 1, 2006. This decrease was mainly due to a decrease in distribution costs of $1.5 million as a result of lower volumes. Selling and marketing costs increased by $0.4 million, while administrative costs decreased by $0.6 million. Selling and marketing costs increased mainly due to promotional expenses associated with new incentive programs.

Administrative expenses decreased mainly due to the discontinuance of management fees paid to our majority shareholder upon completion of our IPO. The first quarter of 2007 also included $0.4 million of stock compensation expense related to our adoption of SFAS 123R. As a percentage of sales, selling, general and administrative expenses increased during the first quarter of 2007 to 27.9% compared to 22.7% for the first quarter of 2006 mainly due to the decrease in volume.
Stock compensation expense
Stock compensation expense of $26.9 million was recorded in the quarter ended April 1, 2006, relating to payments to option holders in lieu of adjusting exercise prices in connection with the payment of a dividend to shareholders in February 2006.
Interest expense
Interest expense was $3.1 million for the quarter ended March 31, 2007, a decrease of $7.3 million from $10.4 million for the quarter ended April 1, 2006. Interest expense includes non-recurring charges of $4.6 million in the first quarter of 2006 related to the write-off of unamortized debt issuance costs in connection with our debt refinancing on February 14, 2006, as described under the Liquidity and Capital Resources section of this report. In addition, there was a lower average debt level for the quarter ended March 31, 2007 as compared to the quarter ended April 1, 2006.
Income tax expense
Our effective combined federal and state tax rate was 36.9% for the quarter ended March 31, 2007 and 38.8% for the quarter ended April 1, 2006. The decrease in our effective tax rate was due to an increase in the amount of manufacturing deductions expected to be taken in 2007.
Liquidity and Capital Resources
Our principal source of liquidity is cash flow generated by operations, supplemented by borrowings under our credit facilities. This cash generating capability provides us with financial flexibility in meeting operating and investing needs. In addition, we completed our IPO in June 2006 and used the net proceeds, together with cash on hand, to repay a portion of our long term debt. Our primary capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on our credit facilities, and fund capital expenditures.
Consolidated Cash Flows
Operating activities. Cash flows provided by operating activities were $2.8 million for the quarter ended March 31, 2007, compared to cash flows used in operating activities of $20.7 million for the quarter ended April 1, 2006. This increase was mainly due to cash compensatory payments of $26.9 million made to option holders in lieu of adjusting exercise prices in connection with the payment of dividends to shareholders and recorded as stock compensation expense in the first quarter of 2006. Days sales outstanding improved to 41 at the end of the first quarter of 2006 from 46 as of December 30, 2006.
Investing activities. Cash flows used in investing activities were $2.2 million for the quarter ended March 31, 2007, compared to $10.4 million for the quarter ended April 1, 2006. The decrease in cash flows used in investing activities was mainly due to the completion of our manufacturing facility in Salisbury, North Carolina in 2006.
Financing activities. Cash flows used in financing activities were $20.0 million for the quarter ended March 31, 2007, compared to cash flows provided by financing activities of $48.5 million for the quarter ended April 1, 2006. Significant financing transactions during 2007 and 2006 included the following:
•	In February 2006, we entered into a second amended and restated senior secured credit facility and a second lien term loan, and received $320.0 million proceeds. The proceeds were used to refinance our Company’s existing debt facility, pay a cash dividend to stockholders of $83.5 million, make a cash compensatory payment of approximately $26.9 million (including applicable payroll taxes of $0.5 million) to stock option holders in lieu of adjusting exercise prices in connection with such dividend, and pay certain financing costs related to the amendment.

•	In February 2007, we prepaid $20.0 million of our long term debt with cash generated from operations.

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
Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the quarter ended March 31, 2007 and April 1, 2006, capital expenditures were $2.2 million and $10.7 million, respectively. We anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans.
New Accounting Pronouncements
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at March 31, 2007, a 25 basis point increase in interest rates would result in approximately $0.4 million of additional interest costs annually.
Historically, we have utilized derivative financial instruments to hedge price movements of our aluminum materials. As of March 31, 2007, there were no hedging contracts in place. Short term changes in the cost of aluminum, which can be significant, are sometimes passed on to our customers through price increases, however there can be no guarantee that we will be able to continue to pass such price increases to our customers or that price increases will not negatively impact sales volume, thereby adversely impacting operating margins.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

Although our business and facilities are subject to federal, state and local environmental regulation, environmental regulation does not have a material impact on our operations. We believe that our facilities are in material compliance with such laws and regulations. As owners and lessees of real property, we can be held liable for the investigation or remediation of contamination on such properties, in some circumstances without regard to whether we knew of or were responsible for such contamination. Our current expenditures with respect to environmental investigation and remediation at our facilities are minimal, although no assurance can be provided that more significant remediation may not be required in the future as a result of spills or releases of petroleum products or hazardous substances or the discovery of previously unknown environmental conditions.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the quarter ended March 31, 2007, we issued an aggregate of 4,634 shares of our common stock to an employee upon the exercise of options awarded under our 2004 Stock Incentive Plan. We received aggregate proceeds of approximately $40 thousand as a result of the exercise of these options. The Company relied on the exemption from the registration requirements of the Securities Act of 1933 in reliance on Rule 701 there under for transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.
The above option grant was made prior to our initial public offering. Proceeds from the foregoing transactions were used for general working capital purposes. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.
Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6 — Exhibits
The following items are attached or incorporated herein by reference:

3.1	Form of Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

3.2	Form of Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2	Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

10.1	Second Amended and Restated Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.3	Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.5	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7	Form of PGT, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.9	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Rodney Hershberger (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10	Employment Agreement, dated November 1, 2005, between PGT Industries, Inc. and Herman Moore (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.11	Employment Agreement, dated November 28, 2005, between PGT Industries, Inc. and Jeffrey T. Jackson (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.12	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Deborah L. LaPinska (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.13	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and B. Wayne Varnadore (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.14	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and David McCutcheon (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.15	Employment Agreement, dated July 8, 2004, between PGT Industries, Inc. and Ken Hilliard (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.16	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Linda Gavit (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.17	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.18	Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.19	Employment Agreement, dated April 10, 2006, between PGT Industries, Inc. and Mario Ferrucci III (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

10.20	Supply Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated January 1, 2006, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.20 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.21	Supplier Agreement between Indalex, Inc. and PGT Industries, Inc., dated February 1, 2007 (incorporated herein by reference to Exhibit 10.21 to the Annual Report of the Company on Form 10-K, filed with the Securities and Exchange Commission on March 21, 2007, File No. 000-52059)

10.22	Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.23	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.24	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.25	Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.26	Employment Agreement, dated October 24, 2006, between PGT, Inc. and Mary J. Kotler (incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2006, Registration No. 000-52059)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC. (Registrant)

Date: May 14, 2007	/s/ Rodney Hershberger Rodney Hershberger
President and Chief Executive Officer

Date: May 14, 2007	/s/ Jeffrey T. Jackson Jeffrey T. Jackson
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Form of Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

3.2	Form of Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2	Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

10.1	Second Amended and Restated Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.3	Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.5	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7	Form of PGT, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.9	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Rodney Hershberger (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10	Employment Agreement, dated November 1, 2005, between PGT Industries, Inc. and Herman Moore (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.11	Employment Agreement, dated November 28, 2005, between PGT Industries, Inc. and Jeffrey T. Jackson (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.12	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Deborah L. LaPinska (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.13	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and B. Wayne Varnadore (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.14	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and David McCutcheon (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.15	Employment Agreement, dated July 8, 2004, between PGT Industries, Inc. and Ken Hilliard (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.16	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Linda Gavit (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.17	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.18	Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.19	Employment Agreement, dated April 10, 2006, between PGT Industries, Inc. and Mario Ferrucci III (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

10.20	Supply Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated January 1, 2006, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.20 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.21	Supplier Agreement between Indalex, Inc. and PGT Industries, Inc., dated February 1, 2007 (incorporated herein by reference to Exhibit 10.21 to the Annual Report of the Company on Form 10-K, filed with the Securities and Exchange Commission on March 21, 2007, File No. 000-52059)

10.22	Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.23	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.24	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.25	Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.26	Employment Agreement, dated October 24, 2006, between PGT, Inc. and Mary J. Kotler (incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2006, Registration No. 000-52059)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.