Form 10-Q
period 2007-06-30
PGT, Inc.
filed 2007-08-07
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $0.01 par value — 27,437,813 shares, as of July 31, 2007.

PGT, INC.
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	3 Months Ended		6 Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(unaudited)

Net sales	$79,707	$108,689	$152,382	$205,044
Cost of sales	50,685	61,579	98,588	122,213

Gross margin	29,022	47,110	53,794	82,831

Stock compensation expense related to dividends paid (includes expenses related to cost of sales and selling, general and administrative expense of $5,069 and $21,829, respectively in 2006)	—	—	—	26,898
Selling, general and administrative	21,718	23,796	41,964	45,664

Income from operations:	7,304	23,314	11,830	10,269
Interest expense, net	2,801	7,282	5,925	17,641
Other expense (income), net	98	(357)	230	(766)

Income (loss) before income taxes:	4,405	16,389	5,675	(6,606)
Income tax expense (benefit)	1,620	6,365	2,090	(2,554)

Net income (loss):	$2,785	$10,024	$3,585	$(4,052)

Net income (loss) per share:
Basic	$0.10	$0.62	$0.13	$(0.25)

Diluted	$0.10	$0.55	$0.13	$(0.25)

Shares used in calculation of net income per share:
Basic	27,123	16,151	27,061	15,950

Diluted	28,321	18,173	28,344	15,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,875	$36,981
Accounts receivable, net	29,905	25,244
Inventories, net	12,065	11,161
Deferred income taxes, net	6,693	5,231
Other current assets	11,374	13,041

Total current assets	78,912	91,658

Property, plant and equipment, net	79,987	78,802
Other intangible assets, net of amortization	99,133	101,918
Goodwill	169,648	169,648
Other assets, net	1,507	1,968

Total assets	$429,187	$443,994

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,415	$1,123
Accrued liabilities	17,230	16,684
Current portion of long-term debt	—	420

Total current liabilities	20,645	18,227

Long-term debt	140,488	165,068
Deferred income taxes	52,417	52,417
Other long-term liabilities	3,444	3,076

Total liabilities	216,994	238,788

Commitments and Contingencies (Note 8)

Shareholders’ equity:
Preferred stock, par value $0.01 per share: Authorized shares — 10,000; No shares issued or outstanding	—	—
Common stock, par value $0.01 per share: Authorized shares — 200,000; Issued and outstanding shares — 27,541 and 27,438 at June 30, 2007 and 27,078 and 26,999 at December 30, 2006	274	270
Additional paid-in capital	209,218	205,799
Accumulated other comprehensive income	85	106
Retained earnings (accumulated deficit)	2,616	(969)

Total shareholders’ equity	212,193	205,206

Total liabilities and shareholders’ equity	$429,187	$443,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	6 Months Ended
	June 30,	July 1,
	2007	2006
	(unaudited)
Operating activities:
Net income (loss)	$3,585	$(4,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities

Depreciation	5,016	4,634
Amortization	2,785	2,957
Share-based compensation	845	12
Excess tax benefits from stock-based compensation plans	(1,451)	—
Amortization of deferred financing costs	460	4,993
Derivative financial instruments	230	(764)
Impairment of Lexington Facility	826	—
Loss on disposal of assets	2	9
Changes in operating assets and liabilities:
Accounts receivable, net	(4,604)	1,620
Inventories	(904)	(241)
Prepaid expenses and other assets	442	(1,495)
Accounts payable and accrued liabilities	3,285	(731)

Net cash provided by operating activities	10,517	6,942

Investing activities:
Purchases of property, plant, and equipment	(6,233)	(18,639)
Proceeds from sales of equipment	32	100

Net cash used in investing activities	(6,201)	(18,539)

Financing activities:
Proceeds from exercise of stock options	1,127	—
Excess tax benefits from stock-based compensation plans	1,451	—
Proceeds from long-term debt	—	320,000
Payments of dividends	—	(83,484)
Payments of financing costs	—	(4,459)
Payments of long-term debt	(25,000)	(184,038)

Net cash (used in) provided by financing activities	(22,422)	48,019

Net increase (decrease) in cash and cash equivalents	(18,106)	36,422
Cash and cash equivalents at beginning of period	36,981	3,270

Cash and cash equivalents at end of period	$18,875	$39,692

Supplemental disclosure of cash flow information:
Interest paid	$7,128	$11,423
Taxes paid	$9	$893
The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods.
The condensed consolidated balance sheet as of December 30, 2006 is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. This condensed consolidated balance sheet as of December 30, 2006 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 30, 2006 included in the Company’s most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Fiscal Period
Each of our Company’s fiscal quarters ended June 30, 2007 and July 1, 2006 consist of 13 weeks.
Segment Information
Our Company operates in one operating segment: manufacture and supply windows and doors.
Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates involved in applying our Company’s accounting policies are those that require management to make assumptions about matters that are uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, and could have a material impact on the presentation of our Company’s financial condition, changes in financial condition or results of operations. Actual results could materially differ from those estimates.
Summary of Significant Accounting Policies
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
The following table provides information with respect to our Company’s warranty accrual:

		Accruals for			Balance at
Allowance for Warranty	Balance at Beginning	Warranties	Adjustments	Settlements	End of
(dollars in thousands)	of Period	Issued During Period	Made	Made	Period
Three months ended June 30, 2007	$5,187	1,594	58	(1,284)	$5,555
Three months ended July 1, 2006	$4,583	1,630	(98)	(1,383)	$4,732
Six months ended June 30, 2007	$4,934	3,047	229	(2,655)	$5,555
Six months ended July 1, 2006	$4,501	3,075	(237)	(2,607)	$4,732
Inventories
Inventories consist principally of raw materials purchased for the manufacture of our products. Our Company has limited finished goods inventory since all products are custom, made-to-order products. Finished goods inventory costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or market value. The reserve for obsolescence is based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined based on historical usage of the inventory, forecasted usage, specific identification method, and consideration of prevailing economic and industry conditions.
Inventories consisted of the following:

	June 30,	December 30,
(dollars in thousands)	2007	2006
Finished goods	$2,508	$1,109
Work in process	724	880
Raw materials	9,678	10,297

	June 30,	December 30,
(dollars in thousands)	2007	2006
Less: Reserve for obsolescence	(845)	(1,125)

Total	$12,065	$11,161

Stock compensation
We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)). This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS No. 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We have adopted SFAS No. 123(R) on a prospective basis; accordingly, our financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method. We recorded compensation expense for stock based awards of approximately $0.5 million and $0 during the second quarters of 2007 and 2006, respectively. For the six months ended June 30, 2007, we recorded expense for stock based awards of approximately $0.8 million and $0. As of June 30, 2007, there was $1.0 million and $1.0 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings on a straight line basis over the weighted average remaining vesting period of 2.8 years.
Stock options granted prior to our Company’s initial public offering were valued using the minimum value method in the pro forma disclosures required by SFAS No. 123, Accounting for Stock Based Compensation. The minimum value method excludes volatility in the calculation of fair value of stock based compensation. In accordance with SFAS No. 123(R), options that were valued using the minimum value method were transitioned to SFAS No. 123(R) using the prospective method. As a result, these options will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards in the income statement, which for our Company was APB No. 25. Accordingly, the adoption of SFAS No. 123(R) does not result in any compensation cost being recognized for these options.
Goodwill and Other Intangibles
We test goodwill for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill not be amortized, but instead be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events as defined by SFAS No. 142. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss.
We also evaluate intangible assets with indefinite lives for impairment annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows. The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current Company operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.
Recently Adopted Accounting Pronouncements
     Accounting for Uncertainty in Income Taxes
The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosures, and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 did not result in any material impact on our results of operations and financial condition.
Recently Issued Accounting Pronouncements
     Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our Company’s 2008 fiscal year. We are considering the provisions of SFAS No. 157 and have not determined the impact, the application of SFAS No. 157 will have on our financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our Company beginning in fiscal year 2008. We have not yet determined the impact, if any, from the adoption of SFAS No. 159.
NOTE 3. SHAREHOLDER’S EQUITY
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
Our Company granted the underwriters an option to purchase up to an additional 1,323,529 shares of common stock at the IPO price, which the underwriters exercised in full on July 27, 2006. After underwriting discounts of approximately $1.3 million, aggregate net proceeds received by the Company on August 1, 2006 were $17.2 million, of which $17.0 million was used to repay a portion of our outstanding debt.
In conjunction with the IPO, our Company’s stockholders approved an amendment and restatement of the Company’s certificate of incorporation. The amended and restated certificate of incorporation provides that the Company is authorized to issue 200.0 million shares of common stock, par value $0.01 per share, and 10.0 million shares of preferred stock, par value $0.01 per share.
Special Cash Dividends
In February 2006, our Company paid a special cash dividend to our stockholders of $83.5 million. In connection with the payment of this dividend, our Company also made a compensatory cash payment of $26.9 million to stock option holders (including applicable payroll taxes of $0.5 million) in-lieu of adjusting exercise prices, that was recorded as stock compensation expense in the accompanying condensed consolidated statement of operations for the six months ended July 1, 2006.
NOTE 4. NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per common share (“EPS”) is calculated in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents.
The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	3 Months Ended		6 Months Ended
	June 30,	July 1,	June 30,	July 1,
(in thousands, except per share data)	2007	2006	2007	2006
Net income (loss)	$2,785	$10,024	$3,585	$(4,052)
Weighted-average shares of common stock outstanding	27,123	16,151	27,061	15,950
Add: Dilutive effect of stock-based compensation plans	1,198	2,022	1,283	—

Dilutive weighted-average shares of common stock outstanding	28,321	18,173	28,344	15,950

Net income (loss) per share:
Basic	$0.10	$0.62	$0.13	$(0.25)
Diluted	$0.10	$0.55	$0.13	$(0.25)
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are as follows (in thousands):

	June 30,	December 30,	Useful life
	2007	2006	(in years)

Unamortized Intangible assets:
Goodwill	$169,648	$169,648	indefinite

Trademarks	62,500	62,500	indefinite

Amortized intangible assets, gross:
Customer relationships	55,700	55,700	10
Supplier agreements	2,300	2,300	1-2
Non compete agreements	4,469	4,469	2

Total amortized intangible assets, gross	62,469	62,469

Accumulated amortization:
Customer relationships	(19,067)	(16,282)
Supplier agreements	(2,300)	(2,300)
Non compete agreements	(4,469)	(4,469)

Total accumulated amortization:	(25,836)	(23,051)

Other intangible assets, net:	$99,133	$101,918

NOTE 6. LONG-TERM DEBT
On February 14, 2006, our Company entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of June 30, 2007 there was $24.2 million available under the revolving credit facility.
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
Borrowings under the new senior secured credit facility and second lien secured credit facility were used to refinance our Company’s existing debt facility, pay a cash dividend to stockholders of $83.5 million, and make a cash compensatory payment of approximately $26.9 million (including applicable payroll taxes of $0.5 million) to stock option holders in connection with such dividend. Approximately $5.1 million of the cash payment to stock option holders was paid to employees whose other compensation is a component of cost of sales. In connection with the refinancing, our Company incurred fees and expenses aggregating $4.5 million that are included as a component of other assets, net and amortized using the effective interest method over the terms of the new senior secured credit facility. In the first quarter of 2006, the total cash payment to stock option holders and unamortized deferred financing costs of $4.6 million related to the prior credit facility were expensed and recorded as stock compensation expense and as a component of interest expense, respectively.
Contractual future maturities of long-term debt outstanding as of June 30, 2007 are as follows (in thousands):

Remainder of 2007	$—
2008	715
2009	1,430
2010	1,430
2011	1,430
Thereafter	135,483

Total	$140,488

During the first half of 2007, we repaid $25.0 million of long term debt with cash on hand. In connection with these repayments, we expensed $0.3 million of unamortized deferred financing costs recorded in interest expense in the consolidated statement of operations. These optional prepayments had the effect of reducing our mandatory principal payments on our first lien term loan from $0.4 million to zero in 2007, from $1.7 million to $0.7 million in 2008, from $1.7 million to $1.4 million in 2009 through 2011, and the final lump sum payment due in 2012 from $158.3 million to $135.5 million.
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
NOTE 7. COMPREHENSIVE INCOME (LOSS)

	3 Months Ended		6 Months Ended
	June 30,	July 1,	June 30,	July 1,
(in thousands)	2007	2006	2007	2006
Net income (loss)	$2,785	$10,024	$3,585	$(4,052)
Other comprehensive income (loss), net of taxes:
Amortization of ineffective interest rate swap, net of tax benefit of $30 and $50 for the three months ended June 30, 2007 and July 1, 2006, and $61 and $100 for the six months ended June 30, 2007 and July 1, 2006, respectively	(48)	(78)	(96)	(156)
Change in fair value of interest rate swap, net of tax expense of $34 and $54 for the three months ended June 30, 2007 and July 1, 2006, and $35 and $54 for the six months ended June 30, 2007 and July 1, 2006, respectively	53	84	50	84
Change in fair value of aluminium forward contracts, net of tax expense / (benefit) of $16 and ($752) for the three months ended June 30, 2007 and July 1, 2006, and $16 and ($746) for the six months ended June 30, 2007 and July 1, 2006, respectively	25	(1,177)	25	(1,168)

Total comprehensive income (loss)	$2,815	$8,853	$3,564	$(5,292)

NOTE 8. COMMITMENTS AND CONTINGENCIES
Litigation
Our Company is a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of those proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or in the aggregate, will not have a materially adverse effect on our operations, financial position or cash flows.
NOTE 9. INCOME TAX EXPENSE
The Company or its subsidiary files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003 and state and local income tax examinations by tax authorities for years before 2003 in states where the company or a subsidiary has a material tax presence.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, on January 1, 2007. In connection with our FIN 48 implementation, we determined that we have no material unrecognized tax benefits and accordingly, no liability was recorded. However, should we accrue for such liabilities when and if they arise in the future, we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.
Our effective tax rate was 36.8% as of June 30, 2007 and 38.7% as of July 1, 2006. The decrease in our effective tax rate was due to an increase in the amount of manufacturing deductions related to the American Jobs Creation Act of 2004 expected to be taken in 2007.
NOTE 10. IMPAIRMENT OF ASSET HELD FOR SALE
In 2006, the Company relocated its vinyl window and door facility from Lexington, NC to Salisbury, NC. As a result of the relocation, we placed our Lexington, NC facility for sale in November 2006. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company is required to carry the facility at fair value less costs to sell. As a result of a further decline in the market value of the facility, the Company recorded a non-cash impairment charge in the quarter ended June 30, 2007 of approximately $0.8 million.
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
Special Note Regarding Forward-Looking Statements
This document includes forward-looking statements regarding, among other things, our financial condition and business strategy. Forward-looking statements provide our current expectations and projections about future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions, and other statements that are not historical facts. As a result, all statements other than statements of historical facts included in this discussion and analysis and located elsewhere in this document regarding the prospects of our industry and our prospects, plans, financial position, and business strategy may constitute forward-looking statements within the meaning of Section 21E of the Exchange Act. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe,” or “continue,” or the negatives of these terms or variations of them or similar terminology, but the absence of these words does not necessarily mean that a statement is not forward-looking.
Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will occur as predicted. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws.
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
Our future results of operations will be affected by the following factors, some of which are beyond our control:
•	Residential new construction. Our business is driven in part by residential new construction activity. According to the U.S. Census Bureau, U.S. housing starts were 1.8 million in 2006 and 2.1 million in 2005. During the second half of 2006, we saw a significant slowdown in the Florida housing market. At this point, it is unclear if housing activity has hit bottom. Like many building material suppliers in the industry, we will be faced with a challenging operating environment over the near term due to the decline in the housing market. Specifically, housing permits in Florida decreased by approximately 49% in the first six months of 2007 compared to the first six months of 2006. According to The Freedonia Group and the Joint Center for Housing Studies of Harvard University, housing demand will continue to be supported over the next decade by new household formations, increasing homeownership rates, the size and age of the population, an aging housing stock (approximately 35% of existing homes were built before 1960), improved financing options for buyers and immigration trends. We still believe there are several meaningful trends such as rising immigration rates, growing prevalence of second homes, the aging demographics of the population, relatively low interest rates, and the aging of the housing stock, that indicate housing demand will remain healthy in the long term. Based on these trends and certain other factors, we believe that the current pullback in the housing industry is likely to be temporary and that, as we have proven historically, we will be able to outperform the market during this cyclical downturn and grow our business over the long term.

•	Home repair and remodeling expenditures. Our business is also driven by the home repair and remodeling market. According to the U.S. Census Bureau, national home repair and remodeling expenditures have increased in 36 of the past 40 years. This growth is mainly the result of the aging U.S. housing stock, increasing home ownership rates and homeowners’ electing to upgrade their existing residences rather than move into a new home. The repair and remodeling component of window and door demand tends to be less cyclical than residential new construction and partially insulates overall window and door sales from the impact of residential new construction cycles.

•	Adoption and Enforcement of Building Codes. In addition to coastal states that already have adopted building codes requiring wind-borne debris protection, we expect additional states to adopt and enforce similar building codes, which will further expand the market opportunity for our WinGuard branded line of impact-resistant products. The speed with which new states adopt and enforce these building codes will impact our growth opportunities in new geographical markets.

•	Cost of materials. The prices of our primary raw materials, including aluminum, laminate and glass, are subject to volatility and affect our results of operations when prices rapidly rise or fall within a relatively short period of time. From time to time, we use hedging instruments to manage the market risk of our aluminum costs. From January 1, 2007 to June 7, 2007, we had no outstanding hedges. On June 8, 2007, we entered into aluminum hedges to cover approximately 10% of our forecasted needs over the next twelve months at an average price of $2,695 per metric ton.
Current Operating Conditions and Outlook
In the first six months of 2007, housing permits in Florida decreased 49% compared to the first half of 2006. In response to the deterioration in the housing market, we have taken a number of steps to maintain profitability and conserve capital. As a result, we adjusted our operating cost structure to more closely align with current demand. In addition, we have decreased our capital spending in 2007. However, we also view this market downturn as an opportunity to gain market share from our competitors. For instance, we have introduced new incentive programs offered to both our distributors and end users. We have also increased marketing and sales efforts in areas outside of our dominant markets, including northern Florida, the Gulf Coast and the Carolinas. Finally, we have introduced new products and expanded product lines to broaden our product offering. As a result of these actions, we continue to outperform the underlying market, however gross margins have declined to 36.4% and 35.3% for the three and six months ended June 30, 2007 from 43.3% and 40.4% for the three and six months ended July 1, 2006.

Though the homebuilding industry is currently in a down turn, we believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics. At this point, it is unclear if housing activity has hit bottom. Despite the unfavorable operating conditions, we believe we can continue to grow organically by gaining market share and outperforming our underlying markets. However, we think difficult market conditions affecting our business will continue to have a negative effect on our operating results and year-over-year comparisons in the near term.
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
Following the effective date of the stock split, the par value of the common stock remained at $0.01 per share. As a result, we increased the common stock in our consolidated balance sheets and statements of shareholders’ equity included herein on a retroactive basis for all of our Company’s periods presented, with a corresponding decrease to additional paid-in capital. All share and per share amounts and related disclosures have also been retroactively adjusted for all of our Company’s periods presented to reflect the 662.07889-for-1 stock split.
Selected Financial Data
In the following table, we show financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	3 Months Ended		6 Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.6	56.7	64.7	59.6

Gross margin	36.4	43.3	35.3	40.4

Expenses:

	3 Months Ended		6 Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Stock compensation related to dividends paid (includes expenses related to cost of sales and selling, general, and administrative expense)	—	—	—	13.1
Selling, general and administrative	27.2	21.8	27.5	22.3

Income from operations	9.2%	21.5%	7.8%	5.0%
Interest expense, net	3.6	6.7	3.9	8.6
Other expense (income), net	0.1	(0.3)	0.2	(0.4)

Income (loss) before income tax	5.5%	15.1%	3.7%	(3.2%)
Income tax expense (benefit)	2.0	5.9	1.3	(1.2)

Net income (loss)	3.5%	9.2%	2.4%	(2.0%)

Overview
During the first half of 2007, we continued to execute on our strategy of gaining market share and controlling costs during the current housing downturn. The industry experienced a decline in housing permits in Florida of approximately 49% in the first half of 2007 while our revenues declined 25.7%, as compared to the first half of 2006. In addition, gross margin percentage was 35.3% in the first half of 2007, compared to 40.4% in the first half of 2006. The decline was primarily as a result of the significant slowdown in Florida new home construction and rising costs of aluminum. Selling, general and administrative expenses for the first half of 2007 decreased by $3.7 million, or 8.1% from the first half of 2006, primarily driven by lower distribution costs.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006
Net sales
Net sales decreased for the three months ended June 30, 2007, compared to the same period in 2006. Net sales for the three months ended June 30, 2007 were $79.7 million, compared with net sales of $108.7 million for the three months ended July 1, 2006, representing a decrease of 26.7%. The following table shows net sales classified by major product category (in millions):

	3 Months Ended
	June 30,		July 1,
(dollars in millions)	2007	%	2006	%
Product category:
WinGuard Windows and Doors	$54.9	68.9%	$71.6	65.9%
Other Window and Door Products	24.8	31.1	37.1	34.1

Total revenues	$79.7	100.0%	$108.7	100.0%

Net sales of WinGuard branded products was $54.9 million for the three months ended June 30, 2007, a decrease of $16.7 million, or 23.3%, from $71.6 million in net sales for the three months ended July 1, 2006. The decrease was mainly due to the decline in new housing. Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts.

Net sales of Other Window and Door Products was $24.8 million for the three months ended June 30, 2007, a decrease of $12.3 million, or 33.2%, from $37.1 million in net sales for the three months ended July 1, 2006. The decrease was mainly due to the decline in new housing. New housing demand has traditionally impacted sales of our Other Window and Door Products more than our WinGuard Window and Door Products.
Gross margin
Gross margin was $29.0 million for the three months ended June 30, 2007, a decrease of $18.1 million, or 38.4%, from $47.1 million for the three months ended July 1, 2006. The decrease is mainly due to margin loss associated with lower sales volumes and the impact of higher costs of aluminum offset in part by a higher mix of our WinGuard branded products, which carry a higher margin than our Other Window and Door Products. Our WinGuard branded products increased as a percentage of our total net sales to 68.9%, compared to 65.9% in the three months ended July 1, 2006. The gross margin percentage was 36.4% for the three months ended June 30, 2007 compared to 43.3% for the three months ended July 1, 2006.
Selling, general, and administrative expenses
Selling, general, and administrative expenses were $21.7 million for the three months ended June 30, 2007, a decrease of $2.1 million, from $23.8 million for the three months ended July 1, 2006. This decrease was mainly due to a decrease in distribution costs of $1.4 million as a result of lower volumes, $1.0 million related to the discontinuance of management fees paid to our majority shareholder upon completion of our IPO, and lower bad debt expense of $0.5 million as a result of the improved aging profile of our accounts receivable. This was partially offset by the $0.8 million impairment charge related to the sale of our Lexington facility. The second quarter of 2007 also included $0.5 million of stock compensation expense related to our adoption of SFAS No. 123R. As a percentage of sales, selling, general and administrative expenses increased during the three months ended June 30, 2007 to 27.2% compared to 21.8% for the three months ended July 1, 2006, mainly due to the decrease in volume.
Interest expense, net
Interest expense, net was $2.8 million in the three months ended June 30, 2007, a decrease of $4.5 million from $7.3 million for the three months ended July 1, 2006. The decrease was due to a lower average debt level for the three months ended June 30, 2007 as compared to the three months ended July 1, 2006.
Income tax expense
Our effective tax rate was 36.8% as of June 30, 2007 compared to 38.7% as of July 1, 2006. The decrease in our effective tax rate was due to an increase in the amount of manufacturing deductions related to the American Jobs Creation Act of 2004 expected to be taken in 2007.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006
Net sales
Net sales decreased for the six months ended June 30, 2007, compared to the same period in 2006. Net sales for the six months ended June 30, 2007 were $152.4 million, compared with net sales of $205.0 million for the six months ended July 1, 2006, representing a decrease of 25.7%. The following table shows net sales classified by major product category (in millions):

	6 Months Ended
	June 30,		July 1,
(dollars in millions)	2007	%	2006	%
Product category:
WinGuard Windows and Doors	$103.0	67.6%	$131.8	64.3%
Other Window and Door Products	49.4	32.4	73.2	35.7

Total revenues	$152.4	100.0%	$205.0	100.0%

Net sales of WinGuard branded products was $103.0 million for the six months ended June 30, 2007, a decrease of $28.8 million, or 21.9%, from $131.8 million in net sales for the six months ended July 1, 2006. The decrease was mainly due to the decline in new housing. Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts.
Net sales of Other Window and Door Products were $49.4 million for the six months ended June 30, 2007, a decrease of $23.8 million, or 32.5%, from $73.2 million in net sales for the six months ended July 1, 2006. The decrease was mainly due to the decline in new housing. New housing demand has traditionally impacted sales of our Other Window and Door Products more than our WinGuard Window and Door Products.
Gross margin
Gross margin was $53.8 million for the six months ended June 30, 2007, a decrease of $29.0 million, or 35.0%, from $82.8 million for the six months ended July 1, 2006. The decrease is mainly due to margin loss associated with lower sales volumes and the impact of higher costs of aluminum offset in part by a higher mix of our WinGuard branded products, which carry a higher margin than our Other Window and Door Products. Our WinGuard branded products increased as a percentage of our total net sales to 67.6% in the six months ended June 30, 2007, compared to 64.3% in the six months ended July 1, 2006. The gross margin percentage was 35.3% for the six months ended June 30, 2007 compared to 40.4% for the six months ended July 1, 2006.
Selling, general, and administrative expenses
Selling, general, and administrative expenses were $42.0 million for the six months ended June 30, 2007, a decrease of $3.7 million, from $45.7 million for the six months ended July 1, 2006. This decrease was mainly due to a decrease in distribution costs of $3.0 million as a result of lower volumes, $1.4 million related to the discontinuance of management fees paid to our majority shareholder upon completion of our IPO, and lower advertising expense of $0.7 million. This was partially offset by a $0.8 million impairment charge related to the sale of our Lexington facility. The first six months of 2007 also included $0.8 million of stock compensation expense related to our adoption of SFAS No. 123R. As a percentage of sales, selling, general and administrative expenses increased during the first six months ended June 30, 2007 to 27.5% compared to 22.3% for the six months ended July 1, 2006 mainly due to the decrease in volume.
Stock compensation expense
Stock compensation expense of $26.9 million was recorded in the six months ended July 1, 2006, relating to payments to option holders in lieu of adjusting exercise prices in connection with the payment of a dividend to shareholders in February 2006.
Interest expense, net
Interest expense, net was $5.9 million for the six months ended June 30, 2007, a decrease of $11.7 million from $17.6 million for the six months ended July 1, 2006. Interest expense includes non-recurring charges of $4.6 million in the first quarter of 2006 related to the write-off of unamortized debt issuance costs in connection with our debt refinancing on February 14, 2006, as described under the Liquidity and Capital Resources section of this report. In addition, there was a lower average debt level for the six months ended June 30, 2007 as compared to the six months ended July 1, 2006.
Income tax expense
Our effective tax rate was 36.8% as of June 30, 2007 compared to 38.7% as of July 1, 2006. The decrease in our effective tax rate was due to an increase in the amount of manufacturing deductions related to the American Jobs Creation Act of 2004 expected to be taken in 2007.
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
Consolidated Cash Flows
Operating activities. Cash flows provided by operating activities was $10.5 million for the six months ended June 30, 2007, compared to cash flows provided by operating activities of $6.9 million for the six months ended July 1, 2006. The improvement in cash provided from operating activities for the six months ended June 30, 2007 is the result of the absence of non-recurring charges from 2006, an increase in profitability, and a change in operating assets and liabilities. Days sales outstanding improved to 35 at the end of the second quarter of 2007 from 46 as of December 30, 2006.
Investing activities. Cash flows used in investing activities was $6.2 million for the six months ended June 30, 2007, compared to $18.5 million for the six months ended July 1, 2006. The decrease in cash flows used in investing activities was mainly due to the completion of our manufacturing facility in Salisbury, North Carolina in 2006.
Financing activities. Cash flows used in financing activities was $22.4 million for the six months ended June 30, 2007, compared to cash flows provided by financing activities of $48.0 million for the six months ended July 1, 2006. Significant financing transactions during 2007 and 2006 included the following:
•	In February 2006, we entered into a second amended and restated senior secured credit facility and a second lien term loan, and received $320.0 million proceeds. The proceeds were used to refinance our Company’s existing debt facility, pay a cash dividend to stockholders of $83.5 million, make a cash compensatory payment of approximately $26.9 million (including applicable payroll taxes of $0.5 million) to stock option holders in lieu of adjusting exercise prices in connection with such dividend, and pay certain financing costs related to the amendment.

•	In February 2007, we prepaid $20.0 million of our long-term debt with cash generated from operations.

•	In June 2007, we prepaid an additional $5.0 million of our long-term debt with cash generated from operations.
Subsequent to the end of the quarter, we prepaid an additional $4.5 million of our long-term debt with cash generated from operations.
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
Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the six months ended June 30, 2007, capital expenditures were $6.2 million, compared to $18.6 million for the six months ended July 1, 2006. We anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans.
Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements.
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
Goodwill and Other Intangibles
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
The impairment evaluation of the carrying amount of intangible assets with indefinite lives is also conducted annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows. The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current Company operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.
Warranties
We have warranty obligations with respect to most of our manufactured products. Obligations vary by product components. The reserve for warranties is based on our assessment of the costs that will have to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing our warranty history and estimating our future warranty obligations.
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
Stock compensation
We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)). This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS No. 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We have adopted SFAS No. 123(R) on a prospective basis; accordingly, our financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method. We recorded compensation expense for stock based awards of approximately $0.5 million and $0 during the second quarters of 2007 and 2006, respectively. For the six months ended June 30, 2007, we recorded expense for stock based awards of approximately $0.8 million and $0. As of June 30, 2007, there was $1.0 million and $1.0 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings on a straight line basis over the weighted average remaining vesting period of 2.8 years.
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
Income Taxes
The Company or its subsidiary files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003 and state and local income tax examinations by tax authorities for years before 2003 in states where the company or a subsidiary has a material tax presence.
The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, on January 1, 2007. We did not recognize any material liability for unrecognized tax benefits in conjunction with our FIN 48 implementation. However, should we accrue for such liabilities when and if they arise in the future, we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at June 30, 2007, a 25 basis point increase in interest rates would result in approximately $0.4 million of additional interest costs annually.
We utilize derivative financial instruments to hedge price movements in our aluminum materials. As of June 30, 2007, we covered approximately 10% of our anticipated needs for the next twelve months. Short-term changes in the cost of aluminum, which can be significant, are sometimes passed on to our customers through price increases, however, there can be no guarantee that we will be able to continue to pass on such price increases to our customers or that price increases will not negatively impact sales volume, thereby adversely impacting operating margins. For the six months ended June 30, 2007, a 10% increase in the cost of aluminum would increase cost of sales by $1.2 million, net of the change in the fair value of aluminum hedges.
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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
During the six months ended June 30, 2007, we issued an aggregate of 66,999 shares of our common stock to certain officers, employees and former employees upon the exercise of options associated with the Rollover Stock Option Agreement included as Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365. We received aggregate proceeds of $0.5 million as a result of the exercise of these options. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in reliance on, among other things, representations and warranties obtained from the holders of such options.
During the six months ended June 30, 2007, we issued an aggregate of 363,191 shares of our common stock to certain employees and former employees upon the exercise of options awarded under our 2004 Stock Incentive Plan. We received aggregate proceeds of $0.6 million as a result of the exercise of these options. The Company relied on the exemption from the registration requirements of the Securities Act of 1933 in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

All of the above option grants were made prior to our initial public offering. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.
Use of Proceeds
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of PGT, Inc. shareholders held on May 22, 2007, the shareholders elected the directors nominated in the PGT, Inc. Proxy Statement, dated April 20, 2007, with the following affirmative votes and votes withheld:

Director	Affirmative Votes	Votes Withheld
Alexander R. Castaldi	20,011,764	3,869,811
M. Joseph McHugh	23,823,095	58,480
Randy L. White	20,421,321	3,460,254
The shareholders also approved the following proposal:

Proposal	Affirmative Votes	Votes Against	Abstentions
To ratify the appointment of Ernst & Young, LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year	23,811,324	32,866	37,385
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

PGT, INC. (Registrant)
Date: August 7, 2007	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: August 7, 2007	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.