Form 10-Q
period 2007-09-29
PGT, Inc.
filed 2007-11-08
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Common Stock, $0.01 par value – 27,681,812 shares, as of October 31, 2007.

PGT, INC.
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	3 Months Ended		9 Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net sales	$72,229	$98,324	$224,611	$303,369
Cost of sales	49,177	59,089	147,765	181,301

Gross margin	23,052	39,235	76,846	122,068

Stock compensation expense related to dividends paid (includes expenses related to cost of sales and selling, general and administrative expenses of $5,069 and $21,829, respectively, during 2006)	—	—	—	26,898
Selling, general and administrative expenses	18,447	22,691	60,411	68,355

Income from operations	4,605	16,544	16,435	26,815

Interest expense, net	2,772	7,791	8,697	25,432
Other expenses (income), net	198	439	428	(325)

Income before income taxes	1,635	8,314	7,310	1,708

Income tax expense	566	3,240	2,656	686

Net income	$1,069	$5,074	$4,654	$1,022

Net income per common share:
Basic	$0.04	$0.20	$0.17	$0.05

Diluted	$0.04	$0.18	$0.16	$0.05

Shares used in calculation of net income per share:
Basic	27,484	25,920	27,202	19,273

Diluted	28,425	27,748	28,370	21,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	September 29,	December 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,654	$36,981
Accounts receivable, net	24,863	25,244
Inventories, net	9,951	11,161
Deferred income taxes, net	7,087	5,231
Other current assets	7,925	13,041

Total current assets	69,480	91,658

Property, plant and equipment, net	78,954	78,802
Other intangible assets, net	97,741	101,918
Goodwill	169,648	169,648
Other assets, net	1,320	1,968

Total assets	$417,143	$443,994

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,295	$1,123
Accrued liabilities	15,122	16,684
Current portion of long-term debt	—	420

Total current liabilities	17,417	18,227

Long-term debt	130,000	165,068
Deferred income taxes	52,417	52,417
Other liabilities	3,192	3,076

Total liabilities	203,026	238,788

Commitments and contingencies (note 8)	—	—

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 27,659 and 27,078 shares issued and 27,545 and 26,999 shares outstanding at September 29, 2007 and December 31, 2006, respectively	275	270
Additional paid-in-capital	210,425	205,799
Accumulated other comprehensive (loss) income	(268)	106
Retained earnings (accumulated deficit)	3,685	(969)

Total shareholders’ equity	214,117	205,206

Total liabilities and shareholders’ equity	$417,143	$443,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	9 Months Ended
	September 29,	September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$4,654	$1,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,656	7,131
Amortization	4,177	4,349
Share based compensation	1,195	269
Excess tax benefits from stock-based compensation plans	(1,620)	(5,341)
Amortization of deferred financing costs	648	7,107
Unrealized loss (gain) on derivative financial instruments	429	(325)
Deferred income taxes	—	5,911
Impairment of Lexington facility	826	—
Loss on disposal of assets	14	55
Change in operating assets and liabilities:
Accounts receivable	439	5,061
Inventories	1,210	332
Prepaid expenses and other current assets	3,610	(3,524)
Accounts payable and accrued liabilities	(691)	(2,860)

Net cash provided by operating activities	22,547	19,187

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,864)	(24,234)
Proceeds from sales of equipment and intangibles	42	105

Net cash used in investing activities	(7,822)	(24,129)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,816	1,226
Excess tax benefits from stock-based compensation plans	1,620	5,341
Proceeds from initial public offering	—	129,574
Proceeds from issuance of long-term debt	—	320,000
Payments of dividends	—	(83,484)
Payments of financing costs	—	(4,459)
Payments of long-term debt	(35,488)	(338,038)

Net cash (used in) provided by financing activities	(32,052)	30,160

Net (decrease) increase in cash and cash equivalents	(17,327)	25,218
Cash and cash equivalents at beginning of period	36,981	3,270

Cash and cash equivalents at end of period	$19,654	$28,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods.
The condensed consolidated balance sheet as of December 30, 2006 is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. This condensed consolidated balance sheet as of December 30, 2006 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 30, 2006 included in the Company’s most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s most recently filed Form 10-K.
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
Following the effective date of the stock split, the par value of the common stock remained at $0.01 per share. As a result, we have increased the common stock in our consolidated balance sheets included herein on a retroactive basis for all periods presented, with a corresponding decrease to additional paid-in capital. All share and per share amounts and related disclosures have also been retroactively adjusted for all periods presented to reflect the 662.07889-for-1 stock split.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Fiscal Period
Each of our fiscal quarters ended September 29, 2007 and September 30, 2006 consist of 13 weeks.
Segment Information
Our Company has one operating segment: manufacture and supply of windows and doors.
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
Warranty Expense
Our Company has warranty obligations with respect to most of our manufactured products. Warranty periods vary by product component. However, the majority of the products sold have warranties on components which range from 1 to 3 years. The reserve for warranties is based on management’s assessment of the cost per service call and the number of service calls expected to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing our Company’s warranty history and estimating our future warranty obligations. The following table provides information with respect to our Company’s warranty accrual:

	Beginning	Charged to			End of
Accrued Warranty	of Period	Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended September 29, 2007	$5,555	$1,445	$(302)	$(1,200)	$5,498

Three months ended September 30, 2006	$4,732	$1,477	$(223)	$(1,255)	$4,731

Nine months ended September 29, 2007	$4,934	$4,492	$(73)	$(3,855)	$5,498

Nine months ended September 30, 2006	$4,501	$4,552	$(460)	$(3,862)	$4,731
Inventories
Inventories consist principally of raw materials purchased for the manufacture of our products. Our Company has limited finished goods inventory since all products are custom, made-to-order products. Finished goods inventory costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or market value. The reserve for obsolescence is based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined based on historical usage of the inventory, forecasted usage, specific identification method, and consideration of prevailing economic and industry conditions. Inventories consisted of the following (in thousands):

	September 29,	December 30,
	2007	2006
Finished goods	$1,244	$1,109
Work in progress	613	880
Raw materials	8,881	10,297
Less: Reserve for obsolescence	(787)	(1,125)

Total	$9,951	$11,161

Stock compensation
We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS No. 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We have adopted SFAS No. 123(R) on a prospective basis; accordingly, our financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method. We recorded compensation expense for stock based awards of $0.4 million and $0.3 million during the third quarters of 2007 and 2006, respectively. For the nine months ended September 29, 2007 and September 30, 2006, we recorded expense for stock based awards of $1.2 million and $0.3 million, respectively. As of September 29, 2007, there was $0.8 million and $1.0 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings on a straight line basis over the weighted average remaining vesting period of 2.4 years.
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
Goodwill and Other Intangibles
We test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill not be amortized, but instead be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events as defined by SFAS No. 142. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. Second, if we determine that goodwill may be impaired, we compare the implied fair value of the goodwill determined by allocating our reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) to its carrying amount to determine if there is an impairment loss.
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
Recently Adopted Accounting Pronouncements
          Accounting for Uncertainty in Income Taxes
The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 did not result in any material impact on our results of operations and financial condition.
Recently Issued Accounting Pronouncements
          Fair Value Measurements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our Company’s 2008 fiscal year. We are considering the provisions of SFAS No. 157 and have not determined the impact the application of SFAS No. 157 will have on our financial statements.
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
NOTE 4. NET INCOME PER COMMON SHARE
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
The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	3 Months Ended		9 Months Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net income	$1,069	$5,074	$4,654	$1,022

Denominator:
Weighted-average common shares — Basic	27,484	25,920	27,202	19,273
Add: Dilutive effect of stock compensation plans	941	1,828	1,168	1,934

Weighted-average common shares — Diluted	28,425	27,748	28,370	21,207

Net income per common share:
Basic	$0.04	$0.20	$0.17	$0.05

Diluted	$0.04	$0.18	$0.16	$0.05

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are as follows (in thousands):

	September 29,	December 30,	Useful Life
	2007	2006	(in years)

Goodwill	$169,648	$169,648	indefinite

Other intangible assets:
Trademarks	$62,500	$62,500	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(20,459)	(16,282)

Subtotal	35,241	39,418

Other intangible assets, net	$97,741	$101,918

NOTE 6. LONG-TERM DEBT
On February 14, 2006, our Company entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of September 29, 2007 there was $25.3 million available under the revolving credit facility.
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
Contractual future maturities of long-term debt outstanding as of September 29, 2007 are as follows (in thousands):

Remainder of 2007	$—
2008	332
2009	1,327
2010	1,327
2011	1,327
Thereafter	125,687

Total	$130,000

During the first nine months of 2007, we repaid $35.5 million of long term debt with cash on hand. In connection with these repayments, we expensed $0.4 million of unamortized deferred financing costs recorded in interest expense in the consolidated statement of operations. These optional prepayments had the effect of reducing our mandatory principal payments on our first lien term loan from $0.4 million to zero in 2007, from $1.7 million to $0.3 million in 2008, from $1.7 million to $1.3 million in 2009 through 2011, and the final lump sum payment due in 2012 from $158.3 million to $125.7 million.
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

NOTE 7. COMPREHENSIVE INCOME (LOSS)

	3 Months Ended		9 Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
(in thousands)
Net income	$1,069	$5,074	$4,654	$1,022

Other comprehensive income (loss), net of taxes:
Amortization of ineffective interest rate swap, net of tax benefit of $30 and $50 for the three months ended and $91 and $150 for the nine months ended September 29, 2007 and September 30, 2006, respectively	(47)	(78)	(143)	(235)
Change in the fair value of interest rate swap, net of tax benefit of $5 and $124 for the three months ended and tax expense of $30 and tax benefit of $70 for the nine months ended September 29, 2007 and September 30, 2006, respectively	(8)	(194)	42	(110)
Change in the fair value of forward contracts, net of tax benefit of $190 and $1,118 for the three months ended and $174 and $1,864 for the nine months ended September 29, 2007 and September 30, 2006, respectively	(298)	(1,748)	(273)	(2,916)

Total comprehensive income (loss)	$716	$3,054	$4,280	$(2,239)

NOTE 8. COMMITMENTS AND CONTINGENCIES
Litigation
Our Company is a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of those proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or in the aggregate, will not have a material adverse effect on our results of operations, financial position or cash flows.
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
Our effective tax rate was 36.3% for the nine months ended September 29, 2007 and 40.2% for the nine months ended September 30, 2006. The decrease in our effective tax rate was due to an increase in the amount of manufacturing deductions related to the American Jobs Creation Act of 2004 expected to be taken in 2007.
NOTE 10. IMPAIRMENT OF ASSET HELD FOR SALE
In 2006, the Company relocated its vinyl window and door facility from Lexington, NC to Salisbury, NC. As a result of the relocation, we placed our Lexington, NC facility for sale in November 2006. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company is required to carry the facility at fair value less costs to sell. As a result of a further decline in the market value of the facility, the Company recorded a non-cash impairment charge in the second quarter ended June 30, 2007 of approximately $0.8 million. The carrying value of the facility of $1.5 million at September 29, 2007 is included in other current assets in the accompanying condensed consolidated balance sheet.
NOTE 11. RECENT DEVELOPMENT
On October 25, 2007, we announced a restructuring of the Company as a result of an in-depth analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in indirect workforce (overhead) of approximately 17%, which equates to approximately 8% of the Company’s overall employee population, and included employees at both its Venice, Florida and Salisbury, North Carolina locations. The Company believes this restructuring is essential to streamline operations as well as improve processes to drive new product development and sales. As a result of the restructuring, the Company expects to record an estimated restructuring charge between $2.0 million and $2.5 million in the fourth quarter of 2007. No amounts related to this restructuring have been accrued in the accompanying condensed consolidated financial statements.
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
Risks associated with our business, an investment in our securities, and with achieving the forward-looking statements contained in this report or in our news releases, Web sites, public filings, investor and analyst conferences or elsewhere, include, but are not limited to, the risk factors described below. Any of the risk factors described below or contained in this report or in our news releases, Web sites, public filings, investor and analyst conferences or elsewhere could cause our actual results to differ materially from expectations and could have a material adverse effect on our business, financial condition or results of operations. We may not succeed in addressing these challenges and risks.
Overview
We are the leading U.S. manufacturer and supplier of residential impact-resistant windows and doors and pioneered the U.S. impact-resistant window and door industry in the aftermath of Hurricane Andrew in 1992. Our impact-resistant products, some of which are marketed under the WinGuard brand name, combine heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris by maintaining their structural integrity and preventing penetration by impacting objects. Impact-resistant windows and doors satisfy increasingly stringent building codes in hurricane-prone coastal states and provide an attractive alternative to shutters and other “active” forms of hurricane protection that require installation and removal before and after each storm. Our current market share in Florida, which is the largest U.S. impact-resistant window and door market, is significantly greater than that of any of our competitors. In addition to our core WinGuard branded product line, we offer a complete range of premium, made-to-order and fully customizable aluminum and vinyl windows and doors primarily targeting the non-impact-resistant market. We manufacture these products in a wide variety of styles, including single hung, horizontal roller, casement, and sliding glass doors, and we also manufacture sliding panels used for enclosing screened-in porches. Our products are sold to both the residential new construction and repair and remodeling end markets.
Our future results of operations will be affected by the following factors, some of which are beyond our control:
•	Residential new construction. Our business is driven in part by residential new construction activity. According to the U.S. Census Bureau, U.S. housing starts were 1.8 million in 2006 and 2.1 million in 2005. During the second half of 2006, we saw a significant slowdown in the Florida housing market. At this point, it is unclear if housing activity has hit bottom. Like many building material suppliers in the industry, we will be faced with a challenging operating environment over the near term due to the decline in the housing market. Specifically, housing permits in Florida decreased by approximately 49% in the first nine months of 2007 compared to the first nine months of 2006 and decreased 29% from the second quarter to the third quarter of 2007. According to The Freedonia Group and the Joint Center for Housing Studies of Harvard University, housing demand will continue to be supported over the next decade by new household formations, increasing homeownership rates, the size and age of the population, an aging housing stock (approximately 35% of existing homes were built before 1960) and immigration trends. We still believe there are several meaningful trends such as rising immigration rates, growing prevalence of second homes, the aging demographics of the population, relatively low interest rates, and the aging of the housing stock, that indicate housing demand will remain healthy in the long term. Based on these trends and certain other factors, we believe that the current pullback in the housing industry is likely to be temporary and that, as we have proven historically, we will be able to outperform the market during this cyclical downturn and grow our business over the long term.

•	Home repair and remodeling expenditures. Our business is also driven by the home repair and remodeling market. According to the U.S. Census Bureau, national home repair and remodeling expenditures have increased in 36 of the past 40 years. This growth is mainly the result of the aging U.S. housing stock, increasing home ownership rates and homeowners’ electing to upgrade their existing residences rather than move into a new home. The repair and remodeling component of window and door demand tends to be less cyclical than residential new construction and partially insulates overall window and door sales from the impact of residential new construction cycles.

•	Adoption and Enforcement of Building Codes. In addition to coastal states that already have adopted building codes requiring wind-borne debris protection, we expect additional states to adopt and enforce similar building codes, which will further expand the market opportunity for our WinGuard branded line of impact-resistant products. The speed with which new states adopt and enforce these building codes will impact our growth opportunities in new geographical markets.

•	Cost of materials. The prices of our primary raw materials, including aluminum, laminate and glass, are subject to volatility and affect our results of operations when prices rapidly rise or fall within a relatively short period of time. From time to time, we use hedging instruments to manage the market risk of our aluminum costs. From January 1, 2007 to June 7, 2007, we had no outstanding hedges. On June 8, 2007, we entered into aluminum hedges to cover approximately 13% of our forecasted needs through June 2008 at an average price of $2,695 per metric ton. On August 9, 2007, we entered into additional aluminum hedges to cover another approximately 28% of our forecasted needs through August 2008 at an average price of $2,689 per metric ton.
Current Operating Conditions and Outlook
In the first nine months of 2007, housing permits in Florida decreased 49% compared to the first nine months of 2006 and decreased 29% from the second quarter to the third quarter of 2007. In response to the deterioration in the housing market, we have taken a number of steps to maintain profitability and conserve capital. As a result, we adjusted our operating cost structure to more closely align with current demand. In addition, we have decreased our capital spending in 2007. However, we also view this market downturn as an opportunity to gain market share from our competitors. For instance, we have introduced new incentive programs offered to both our distributors and end users. We have also increased marketing and sales efforts in areas outside of our dominant markets, including northern Florida, the Gulf Coast and the Carolinas. Finally, we have introduced new products and expanded product lines to broaden our product offering. As a result of these actions, we continue to outperform the underlying market, however gross margins have declined to 31.9% and 34.2% for the three and nine months ended September 29, 2007 from 39.9% and 40.2% for the three and nine months ended September 30, 2006.
Though the homebuilding industry is currently in a downturn, we believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics. At this point, it is unclear if housing activity has hit bottom. Despite the unfavorable operating conditions, we believe we can continue to grow organically by gaining market share and outperforming our underlying markets. However, we think difficult market conditions affecting our business will continue to have a negative effect on our operating results and year-over-year comparisons in the near term.
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
Following the effective date of the stock split, the par value of the common stock remained at $0.01 per share. As a result, we increased the common stock in our consolidated balance sheets and statements of shareholders’ equity included herein on a retroactive basis for all periods presented, with a corresponding decrease to additional paid-in capital. All share and per share amounts and related disclosures have also been retroactively adjusted for all periods presented to reflect the 662.07889-for-1 stock split.
Restructuring
On October 25, 2007, we announced a restructuring of the Company as a result of in-depth analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in indirect workforce (overhead) of approximately 17%, which equates to approximately 8% of the Company’s overall employee population, and included employees at both its Venice, Florida and Salisbury, North Carolina locations. The Company believes this restructuring is essential to streamline operations as well as improve processes to drive new product development and sales. As a result of the restructuring, the Company expects to record an estimated restructuring charge between $2.0 million and $2.5 million in the fourth quarter of 2007. No amounts related to this restructuring have been accrued in the accompanying condensed consolidated financial statements.
Selected Financial Data
In the following table, we show financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	3 Months Ended		9 Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.1%	60.1%	65.8%	59.8%

Gross margin	31.9%	39.9%	34.2%	40.2%
Stock compensation expense	—	—	—	8.9%
Selling, general and administrative expenses	25.5%	23.1%	26.9%	22.5%

Income from operations	6.4%	16.8%	7.3%	8.8%
Interest expense, net	3.8%	7.9%	3.9%	8.4%
Other expenses (income), net	0.3%	0.4%	0.2%	-0.1%

Income before income taxes	2.3%	8.5%	3.2%	0.5%
Income tax expense	0.8%	3.3%	1.2%	0.2%

Net income	1.5%	5.2%	2.0%	0.3%

During the first nine months of 2007, we continued to execute on our strategy of gaining market share and controlling costs during the current housing downturn. The industry experienced a decline in housing permits in Florida of approximately 49% in the first nine months of 2007 while our revenues declined 26.0%, each as compared to the first nine months of 2006. In addition, gross margin percentage was 34.2% in the first nine months of 2007, compared to 40.2% in the first nine months of 2006. The decline was primarily a result of the significant slowdown in Florida new home construction and rising costs of aluminum. Selling, general and administrative expenses for the first nine months of 2007 decreased by $8.0 million, or 11.6% from the first nine months of 2006, primarily driven by lower distribution costs.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006
Net sales
Net sales decreased for the three months ended September 29, 2007, compared to the same period in 2006. Net sales for the three months ended September 29, 2007 were $72.2 million, compared with net sales of $98.3 million for the three months ended September 30, 2006, representing a decrease of 26.5%. The following table shows net sales classified by major product category:

	3 Months Ended
	September 29,		September 30,
(dollars in millions)	2007	%	2006	%
Product category:
WinGuard Windows and Doors	$50.1	69.4%	$65.5	66.6%
Other Window and Door Products	22.1	30.6%	32.8	33.4%

Total net sales	$72.2	100.0%	$98.3	100.0%

Net sales of WinGuard branded products were $50.1 million for the three months ended September 29, 2007, a decrease of $15.4 million, or 23.5%, from $65.5 million in net sales for the three months ended September 30, 2006. The decrease was mainly due to the decline in new housing. Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts.
Net sales of Other Window and Door Products were $22.1 million for the three months ended September 29, 2007, a decrease of $10.7 million, or 32.6%, from $32.8 million in net sales for the three months ended September 30, 2006. The decrease was mainly due to the decline in new home construction. New housing demand has traditionally impacted sales of our Other Window and Door Products more than our WinGuard Window and Door Products.

Gross margin
Gross margin was $23.1 million for the three months ended September 29, 2007, a decrease of $16.1 million, or 41.2%, from $39.2 million for the three months ended September 30, 2006. The decrease is mainly due to margin loss associated with lower sales volumes and the impact of higher costs of aluminum offset in part by a higher mix of our WinGuard branded products, which carry a higher margin than our Other Window and Door Products. Our WinGuard branded products increased as a percentage of our total net sales to 69.4%, compared to 66.6% in the three months ended September 30, 2006. The gross margin percentage was 31.9% for the three months ended September 29, 2007 compared to 39.9% for the three months ended September 30, 2006.
Selling, general and administrative expenses
Selling, general and administrative expenses were $18.4 million for the three months ended September 29, 2007, a decrease of $4.2 million, from $22.7 million for the three months ended September 30, 2006. This decrease was mainly due to a $2.0 million decrease in commissions, incentive compensation and other personnel related costs and a $1.3 million decrease in distribution costs both as a result of lower volumes, a $0.6 million decrease in marketing costs primarily due to a lower level of advertising, a $0.4 million decrease in other general and administrative costs due to cost saving measures taken in the third quarter of 2007 and a $0.3 million decrease in bad debt expenses as a result of an improved aging profile on accounts receivable. These decreases were partially offset by a $0.4 million increase in public-company costs, primarily due to the costs incurred to attain compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). As a percentage of sales, selling, general and administrative expenses increased during the three months ended September 29, 2007 to 25.5% compared to 23.1% for the three months ended September 30, 2006, mainly due to the decrease in volume.
Interest expense, net
Interest expense, net, was $2.8 million in the three months ended September 29, 2007, a decrease of $5.0 million from $7.8 million for the three months ended September 30, 2006. Interest expense, net includes non-recurring charges totaling $4.3 million in the three months ended September 30, 2006 related to the write-off of unamortized debt issuance costs as a result of debt pre-payments and in connection with our debt refinancing on February 14, 2006, as described under the Liquidity and Capital Resources section of this report. The decrease was also due to a lower average debt level for the three months ended September 29, 2007 as compared to the three months ended September 30, 2006.
Other expenses (income), net
There were other expenses of $0.2 million for the three months ended September 29, 2007 compared to other expenses of $0.4 million for the three months ended September 30, 2006. The amounts in both periods relate to the effect of ineffective interest and aluminum hedges.
Income tax expense
Our effective tax rate was 34.6% for the three months ended September 29, 2007 compared to 39.0% for the three months ended September 30, 2006. The decrease in our effective tax rate was due to an increase in the amount of manufacturing deductions related to the American Jobs Creation Act of 2004 expected to be taken in 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006
Net sales
Net sales decreased for the nine months ended September 29, 2007, compared to the same period in 2006. Net sales for the nine months ended September 29, 2007 were $224.6 million, compared with net sales of $303.4 million for the nine months ended September 30, 2006, representing a decrease of 26.0%. The following table shows net sales classified by major product category:

	9 Months Ended
	September 29,		September 30,
(dollars in millions)	2007	%	2006	%
Product category:
WinGuard Windows and Doors	$153.1	68.2%	$197.3	65.0%
Other Window and Door Products	71.5	31.8%	106.1	35.0%

Total net sales	$224.6	100.0%	$303.4	100.0%

Net sales of WinGuard branded products was $153.1 million for the nine months ended September 29, 2007, a decrease of $44.2 million, or 22.4%, from $197.3 million in net sales for the nine months ended September 30, 2006. The decrease was mainly due to the decline in new housing. Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts.
Net sales of Other Window and Door Products were $71.5 million for the nine months ended September 29, 2007, a decrease of $34.6 million, or 32.6%, from $106.1 million in net sales for the nine months ended September 30, 2006. The decrease was mainly due to the decline in new housing. New housing demand has traditionally impacted sales of our Other Window and Door Products more than our WinGuard Window and Door Products.
Gross margin
Gross margin was $76.8 million for the nine months ended September 29, 2007, a decrease of $45.3 million, or 37.0%, from $122.1 million for the nine months ended September 30, 2006. The decrease is mainly due to margin loss associated with lower sales volumes and the impact of higher costs of aluminum offset in part by a higher mix of our WinGuard branded products, which carry a higher margin than our Other Window and Door Products. Our WinGuard branded products increased as a percentage of our total net sales to 68.2% in the nine months ended September 29, 2007, compared to 65.0% in the nine months ended September 30, 2006. The gross margin percentage was 34.2% for the nine months ended September 29, 2007 compared to 40.2% for the nine months ended September 30, 2006.
Selling, general and administrative expenses
Selling, general and administrative expenses were $60.4 million for the nine months ended September 29, 2007, a decrease of $8.0 million, from $68.4 million for the nine months ended September 30, 2006. This decrease was mainly due to a $4.2 million decrease in commissions, incentive compensation and other personnel related costs and a $4.3 million decrease in distribution costs both as a result of lower volumes, a $1.5 million decrease in bad debt expense as the result of an improved aging profile of our accounts receivable, a $1.4 million decrease in the management fees paid to our majority shareholder upon completion of our IPO and a $0.5 million decrease in marketing costs primarily due to a lower level of advertising. These decreases were partially offset by a $0.9 million increase in stock compensation expense and a $0.8 million increase in public-company costs, primarily due to the costs incurred to attain compliance with SOX. The first nine months of 2007 also includes a $0.8 million impairment charge related to our Lexington, North Carolina facility. As a percentage of sales, selling, general and administrative expenses increased during the first nine months ended September 29, 2007 to 26.9% compared to 22.5% for the nine months ended September 30, 2006 mainly due to the decrease in volume.

Stock compensation expense
Stock compensation expense of $26.9 million was recorded in the nine months ended September 29, 2006, relating to payments to option holders in lieu of adjusting exercise prices in connection with the payment of a dividend to shareholders in February 2006.
Interest expense, net
Interest expense, net, was $8.7 million for the nine months ended September 29, 2007, a decrease of $16.7 million from $25.4 million for the nine months ended September 30, 2006. Interest expense includes non-recurring charges of $8.9 million in the first nine months of 2006 related to the write-off of unamortized debt issuance costs as a result of debt pre-payments in connection with our debt refinancing on February 14, 2006, as described under the Liquidity and Capital Resources section of this report. In addition, there was a lower average debt level for the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006.
Other expenses (income), net
There were other expenses of $0.4 million for the nine months ended September 29, 2007 compared to other income of $0.3 million for the nine months ended September 30, 2006. The amounts in both periods relate to the effect of ineffective interest and aluminum hedges.
Income tax expense
Our effective tax rate was 36.3% for the nine months ended September 29, 2007 compared to 40.2% for the nine months ended September 30, 2006. The decrease in our effective tax rate was due to an increase in the amount of manufacturing deductions related to the American Jobs Creation Act of 2004 expected to be taken in 2007.
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
Consolidated Cash Flows
Operating activities. Cash flows provided by operating activities was $22.5 million for the nine months ended September 29, 2007, compared to cash flows provided by operating activities of $19.2 million for the nine months ended September 30, 2006. The improvement in cash provided from operating activities for the nine months ended September 29, 2007 is the result of the non-recurring charge of $26.9 million related to dividends paid in 2006 and a change in operating assets and liabilities. Days sales outstanding improved to 37 at the end of the third quarter of 2007 from 46 as of December 30, 2006.
Investing activities. Cash flows used in investing activities was $7.8 million for the nine months ended September 29, 2007, compared to $24.1 million for the nine months ended September 30, 2006. The decrease in cash flows used in investing activities was mainly due to the completion of our manufacturing facility in Salisbury, North Carolina in 2006.
Financing activities. Cash flows used in financing activities was $32.1 million for the nine months ended September 29, 2007, compared to cash flows provided by financing activities of $30.2 million for the nine months ended September 30, 2006. Significant financing transactions during 2007 and 2006 included the following:
•	In February 2006, we entered into a second amended and restated senior secured credit facility and a second lien term loan, and received $320.0 million proceeds. The proceeds were used to refinance our Company’s existing debt facility, pay a cash dividend to stockholders of $83.5 million, make a cash compensatory payment of approximately $26.9 million (including applicable payroll taxes of $0.5 million) to stock option holders in lieu of adjusting exercise prices in connection with such dividend, and pay certain financing costs related to the amendment.

•	In February 2007, we prepaid $20.0 million of our long-term debt with cash generated from operations.

•	In June 2007, we prepaid an additional $5.0 million of our long-term debt with cash generated from operations.

•	In July 2007, we prepaid an additional $4.5 million of our long-term debt with cash generated from operations.

•	In September 2007, we prepaid an additional $6.0 million of our long-term debt with cash generated from operations.
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
Borrowings under the new senior secured credit facility and second lien secured credit facility on February 14, 2006, were used to refinance our Company’s existing debt facility, pay a cash dividend to stockholders of $83.5 million, and make a cash compensatory payment of approximately $26.9 million (including applicable payroll taxes of $0.5 million) to stock option holders in lieu of adjusting exercise prices in connection with such dividend. In connection with the refinancing, our Company incurred fees and expenses aggregating $4.5 million that are included as a component of other assets, net and are being amortized over the terms of the new senior secured credit facilities. In 2006, the total cash payment to option holders and unamortized deferred financing costs of $4.6 million related to the prior credit facility were expensed and recorded as stock compensation expense and a component of interest expense, respectively.
Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver under the senior secured credit facility, we believe we will have sufficient capital to meet our short-term and long-term needs, including our capital expenditures and our debt obligations in 2007.
Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the nine months ended September 29, 2007, capital expenditures were $7.9 million, compared to $24.2 million for the nine months ended September 30, 2006. We anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans.
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
Long-lived assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated, based on management estimates, in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimates made by management are subject to change and include such things as future growth assumptions, operating and capital expenditure requirements, asset useful lives and other factors, changes in which could materially impact the results of the impairment test. If such assets are considered impaired, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets disposed of are reported at the lower of the carrying amount or fair value less cost to sell, and depreciation is no longer recorded.
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
Stock compensation
We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)). This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS No. 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We have adopted SFAS No. 123(R) on a prospective basis; accordingly, our financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method. We recorded compensation expense for stock based awards of $0.4 million and $0.3 million during the third quarters of 2007 and 2006, respectively. For the nine months ended September 29, 2007 and September 30, 2006, we recorded expense for stock based awards of $1.2 million and $0.3 million, respectively. As of September 29, 2007, there was $0.8 million and $1.0 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings on a straight line basis over the weighted average remaining vesting period of 2.4 years.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at September 29, 2007, a 25 basis point increase in interest rates would result in approximately $0.3 million of additional interest costs annually, net of the impact of interest rate hedges.
We utilize derivative financial instruments to hedge price movements in our aluminum materials. As of September 29, 2007, we covered approximately 41% of our anticipated needs through August 2008. Short-term changes in the cost of aluminum, which can be significant, are sometimes passed on to our customers through price increases, however, there can be no guarantee that we will be able to continue to pass on such price increases to our customers or that price increases will not negatively impact sales volume, thereby adversely impacting operating margins. For the nine months ended September 29, 2007, a 10% increase in the cost of aluminum would increase cost of sales by $2.0 million, net of the change in the fair value of aluminum hedges.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect to claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our results of operations, financial position or cash flows.
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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
During the nine months ended September 29, 2007, we issued an aggregate of 393,191 shares of our common stock to certain officers, employees and former employees upon the exercise of options associated with the Rollover Stock Option Agreement included as Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365. We received aggregate proceeds of $0.6 million as a result of the exercise of these options. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in reliance on, among other things, representations and warranties obtained from the holders of such options.
During the nine months ended September 29, 2007, we issued an aggregate of 141,415 shares of our common stock to certain employees and former employees upon the exercise of options awarded under our 2004 Stock Incentive Plan. We received aggregate proceeds of $1.2 million as a result of the exercise of these options. The Company relied on the exemption from the registration requirements of the Securities Act of 1933 in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.
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

PGT, INC. (Registrant)
Date: November 8, 2007	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: November 8, 2007	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.