Form 10-K
period 2007-12-29
PGT, Inc.
filed 2008-03-10
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-52059

PGT, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0634715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1070 Technology Drive North Venice, Florida	34275
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(941) 480-1600

Former name, former address and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common stock, par value $0.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $115,739,814 based on the closing price per share on that date of $10.93 as reported on the NASDAQ Global Market.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 29, 2008 was 27,645,096.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PGT, INC.

PART I

Item 1.	BUSINESS

COMPANY OVERVIEW

We are the leading U.S. manufacturer and supplier of residential impact-resistant windows and doors and pioneered the U.S. impact-resistant window and door industry in the aftermath of Hurricane Andrew in 1992. Our impact-resistant products, most of which are marketed under the WinGuard ® brand name, combine heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris by maintaining their structural integrity and preventing penetration by impacting objects. Impact-resistant windows and doors satisfy increasingly stringent building codes in hurricane-prone coastal states and provide an attractive alternative to shutters and other “active” forms of hurricane protection that require installation and removal before and after each storm. Our current market share in Florida, which is the largest U.S. impact-resistant window and door market, is significantly greater than that of any of our competitors. WinGuard sales have increased to represent 68% of our net sales in 2007, compared to 17% in 1999. In addition to our core WinGuard branded product line, we offer a complete range of premium, made-to-order and fully customizable aluminum and vinyl windows and doors that represented 32% of our 2007 net sales. We manufacture these products in a wide variety of styles and sell to both the residential new construction, and home repair and remodeling end markets including multi-story buildings with our Architectural Systems line of products. For the year ended December 29, 2007, we generated net sales of $278.4 million.

The impact-resistant window and door market has been growing faster than any major segment of the overall window and door industry. This growth has been driven primarily by increased adoption and more active enforcement of stringent building codes that mandate the use of impact-resistant products and increased penetration of impact-resistant windows and doors relative to active forms of hurricane protection.

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

We operate strategically located manufacturing facilities in North Venice, Florida and Salisbury, North Carolina, both capable of producing fully-customizable windows and doors. Our facilities are vertically integrated with a glass tempering and laminating facility, which provides us with a consistent source of impact-resistant laminated glass, shorter lead times, and substantially lower costs relative to third-party sourcing. Our Salisbury, North Carolina plant supports the expansion of our geographic footprint as the impact-resistant market continues to grow.

History

Our subsidiary, PGT Industries, Inc., was founded in 1980 as Vinyl Technology, Inc. by Paul Hostetler and our current President and Chief Executive Officer, Rodney Hershberger. The PGT brand was established in 1987, and we introduced our WinGuard branded product line in the aftermath of Hurricane Andrew in 1992.

PGT, Inc. is a Delaware corporation formed on December 16, 2003, as JLL Window Holdings, Inc. by an affiliate of JLL Partners, our largest stockholder, in connection with its acquisition of PGT Industries, Inc. On February 15, 2006, we changed our name to PGT, Inc., and on June 27, 2006 we became a publicly listed company on the NASDAQ National Market under the symbol “PGTI”.

Our Products

We manufacture complete lines of premium, fully customizable aluminum and vinyl windows and doors and porch enclosure products targeting both the residential new construction and repair and remodeling end markets. All of our products carry the PGT brand, and our consumer-oriented products carry an additional, trademarked product name, including WinGuard and Eze-Breeze. We operate in one segment, the manufacture and sale of windows and doors.

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

Architectural Systems. Similar to WinGuard, Architectural Systems products are impact-resistant, offering protection from hurricane-force winds and wind-borne debris. However, this product line is installed in mid- and high-rise buildings rather than single family homes.

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

Our marketing strategy focuses on television and print advertising in coastal markets that reinforce the high quality of our products and educate consumers and homebuilders on the advantages of using impact-resistant products. Our slogan for the WinGuard brand, “Effortless Hurricane Protection,” summarizes our marketing message. We primarily market our products based on quality, building code compliance, outstanding service, shorter lead times, and on-time delivery, and we operate a truck fleet of 67 tractors and 147 trailers.

Our Customers

We have a highly diversified customer base that is comprised of over 1,300 window distributors, building supply distributors, window replacement dealers and enclosure contractors. Our largest customer accounts for approximately 2.2% of net sales and our top ten customers account for approximately 14.6% of net sales.

Although we do not supply our products directly to homebuilders, demand for our products is also a function of our relationships with a number of national homebuilders, which we believe are strong.

Our sales are balanced between the residential new construction and home repair and remodeling end markets, which represented approximately 46% and 54% of our sales, respectively, during 2007. Given our broad distribution network, we have the flexibility to effectively meet demand as it shifts between these end markets. In fiscal years 2007, 2006 and 2005, our net sales from customers in the United States were $263.2 million, $354.9 million and $318.5 million, respectively, and our net sales from foreign countries, including the Caribbean, Mexico, South America and Australia, in those same periods were $15.2 million, $16.7 million and $14.3 million, respectively.

Materials and Supplier Relationships

Our primary manufacturing materials include aluminum extrusion, glass, and polyvinyl butyral. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. At December 29, 2007, we had 22 outstanding forward contracts for the purchase of 5.4 million pounds of aluminum at an average price of $1.22 per pound with maturity dates of between one month and eight months through August 2008. All of our materials are typically readily available from other sources.

Aluminum extrusions accounted for approximately 44% of our material purchases during fiscal year 2007. While aluminum prices increased over the past three years, we were able to hedge a portion of our exposure to these rising costs through forward purchase commitments.

Sheet glass, which is sourced from four major national suppliers, accounted for approximately 18% of our material purchases during fiscal year 2007. Sheet glass that we purchase comes in various sizes, tints, and thermal properties. We have vertically integrated glass tempering and laminating facilities that provide us with a consistent source of impact-resistant laminated glass, shorter lead times, and substantially lower costs relative to third-party sourcing.

Polyvinyl butyral, which is used as the inner layer in laminated glass, accounted for approximately 15% of our material purchases during fiscal year 2007. We have negotiated an agreement with our polyvinyl butyral supplier that provides us with favorable pricing through the end of 2008. In return, we are required to purchase 100% of our requirements for polyvinyl butyral from this supplier.

Manufacturing

Our manufacturing facilities, located in Florida and North Carolina, are capable of producing fully-customizable products. The manufacturing process typically begins in one of our glass plants where we cut, temper and laminate sheet glass to meet specific requirements of our customers’ orders.

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

Environmental Considerations

Although our business and facilities are subject to federal, state, and local environmental regulation, environmental regulation does not have a material impact on our operations, and we believe that our facilities are in material compliance with such laws and regulations.

Employees

At December 29, 2007, we had approximately 1,900 employees, none of whom was represented by a union. We believe that we have good relations with our employees.

Information Technology Systems

The key to our application software is our Expert Configuration Order Fulfillment System, which allows us to accurately enter, price, and configure valid product in a made-to-order, demand-driven manufacturing environment. Expert Configuration assistance is critical, given that our products can be built in millions of combinations of options and sizes. This software enables us to synchronize the scheduling of the manufacturing process of multiple assembly operations to serve our make-to-order needs and ship in geography sequence.

Our “Web Weaver” web-based order entry system extends the Expert Configuration technology to the dealer, allowing dealers to configure, price and order our products 24 hours a day. Web Weaver is seamlessly integrated with our manufacturing system to allow orders to flow directly from dealers to our manufacturing plants. Our dealers currently enter 50% of our sales dollars directly into Web Weaver.

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

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and in accordance therewith, we file or furnish reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC through the investor relations section of our Web site under the links to “SEC Filings” or in print by contacting our investor relations department. Our Internet address is www.pgtinc.com. We are not including this or any other information on our Web site as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings.

In addition to our Web site, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330 (if you are calling from within the United States), or +205-551-8090. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

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

Risks Relating to Our Business and Industry

The new home construction and repair and remodeling markets have been declining.

The window and door industry is subject to the cyclical market pressures of the larger new construction and repair and remodeling markets, which in turn may be significantly affected by adverse changes in economic conditions such as demographic trends, employment levels, and consumer confidence. Beginning in the second half of 2006, we saw a significant slowdown in the Florida housing market. This slowdown continued during 2007, and we expect this trend to continue. Like many building material suppliers in the industry, we have been and will continue to be faced with a challenging operating environment due to this decline in the housing market. Specifically, new single family housing permits in Florida decreased by 49% in 2007 compared to the prior year. The resulting decline in our customers’ construction levels has decreased demand for our products which has had, and which we expect will continue to have, an adverse impact on our sales and results of operations.

The home building industry and the home repair and remodeling sector are regulated.

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

Our business strategy includes expansion into new geographic markets in additional coastal states as those states adopt or enforce building codes that require protection from wind-borne debris. Should these regions fail to adopt or enforce such building codes, our ability to expand geographically may be limited. In addition, if these regions do adopt or enforce building codes that require protection from wind-borne debris but our competitors enter those markets with products superior to ours in performance or price, demand for our products in such markets may not develop. Our business plan also provides for our introduction of new product lines, such as our new vinyl WinGuard products, and the expansion of our Architectural Systems product line. If our competitors release new products that are superior to ours in performance or price, or if we cannot develop products that meet customers’ demands or introduce our products in a timely manner, we may be unable to generate sales of such new products.

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

Our business is concentrated geographically in Florida. In fiscal year 2007, approximately 91% of our sales were generated in Florida and new single family housing permits in Florida decreased by 49% in 2007 compared to the prior year. A decline in the economy of the state of Florida or of the coastal regions of Florida, a change in state and local building code requirements for hurricane protection, or any other adverse condition in the state could cause a decline in the demand for our products in Florida, which could decrease our sales and profitability.

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

Our primary manufacturing materials include aluminum extrusion, glass, and polyvinyl butyral each of which is subject to periods of rapid and significant fluctuations in price. Our cost of aluminum extrusion increased by 27% over the last three years and the total cost of our raw materials in 2007 constituted approximately 52% of our total cost of goods sold. We have been subject to fuel surcharges enacted by our raw material suppliers. In 2007, we paid on average approximately $1,000 per shipment in fuel surcharges to certain raw material suppliers. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Moreover, other than with our suppliers of polyvinyl butyral and aluminum, we do not have long-term contracts with the suppliers of our raw materials. At December 29, 2007, we had 22 outstanding forward contracts for the purchase of 5.4 million pounds of aluminum at an average price of $1.22 per pound which covers approximately 45% of our anticipated needs through August 2008. However, in the event that severe shortages of such materials occur, we may experience significant increases in the cost of, or delay in the shipment of, such materials, which may result in lower margins on the sales of our products. While historically we have been able to substantially pass on significant cost increases through to our customers, our results between periods may be negatively impacted by a delay between the cost increases and price increases in our products. Failure by our suppliers to continue to supply us with materials on commercially reasonable terms or in our ability to pass on any future price increases could result in significantly lower margins.

Price increases may not be sufficient to offset cost increases and maintain profitability.

We may be able to pass some or all raw material, energy and other input cost increases to customers by increasing the selling prices of our products; however, higher product prices may also result in a reduction in sales volume. If we are not able to increase our selling prices sufficiently to offset increased raw material, energy or other input costs, including packaging, direct labor, overhead and employee benefits, or if our sales volume decreases significantly due to such price increase, there could be a negative impact on our results of operations and financial condition.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 29, 2007, our total indebtedness was $130.0 million, all of which was outstanding under the first lien term loan in our senior secured credit facility. All of our debt was at a variable interest rate. In the event that interest rates rise, our interest expense would increase. Although we utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balance, all such agreements expired by February 2008. Based on debt outstanding at December 29, 2007, a 1.0% increase in interest rates would result in approximately $1.3 million of additional interest expense annually, without giving effect to our hedging arrangements.

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

We conduct all of our operations through our subsidiary, and rely on payments from our subsidiary to meet all of our obligations.

We are a holding company and derive all of our operating income from our subsidiary, PGT Industries, Inc. All of our assets are held by our subsidiary, and we rely on the earnings and cash flows of our subsidiary to meet our debt service obligations. The ability of our subsidiary to make payments to us will depend on its respective operating results and may be restricted by, among other things, the laws of its jurisdiction of organization (which may limit the amount of funds available for distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiary, including our credit facilities, and the covenants of any future outstanding indebtedness we or our subsidiary incur.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 29, 2007 we have no material weaknesses in our internal controls over financial reporting, we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the NASDAQ Stock Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

The controlling position of an affiliate of JLL Partners limits the ability of our minority stockholders to influence corporate matters.

An affiliate of JLL Partners owned 52.4% of our outstanding common stock as of December 29, 2007. Accordingly, such affiliate of JLL Partners has significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a transaction such as a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a transaction or change of control would benefit minority stockholders. In addition, this concentrated control limits the ability of our minority stockholders to influence corporate matters, and such affiliate of JLL Partners, as a controlling stockholder, could approve certain actions, including a going-private transaction, without approval of minority stockholders, subject to obtaining any required approval of our board of directors for such transaction. As a result, the market price of our common stock could be adversely affected.

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

We own facilities in two strategic locations in Florida and North Carolina both of which are capable of producing our fully customizable product lines:

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

•

In Salisbury, North Carolina, we own a 393,000 square foot manufacturing facility including glass tempering and laminating capabilities. It provides easy distribution access to the Mid-Atlantic and the developing impact-resistant market along the Eastern seaboard and Gulf coasts. In addition, we own a 225,000 square foot facility in Lexington, North Carolina which was vacant and being marketed for sale as a result of the completion of our move to the larger Salisbury facility. However, in December 2007 we reclassified the real estate as held and used when we made the decision to utilize the facility in order to produce a special-order product to be used in large-scale commercial projects and began depreciating the assets that comprise the Lexington real estate as appropriate.

We lease four properties in North Venice, Florida. The leases for the fleet maintenance building, glass plant line maintenance building, fleet parking lot, and facility maintenance/glass hub in North Venice, Florida expire in September 2008, November 2008, September 2013 and December 2010, respectively. Each of the leases provides for a fixed annual rent. The leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

Our principal manufacturing plants and distribution facilities are listed below.

Facility Location	Address	General Character	Leased or Owned
North Venice, Florida	1070 Technology Drive	Manufacturing plant and distribution center	Own
North Venice, Florida	3419 Technology Drive	Manufacturing and finishing plant	Own
North Venice, Florida	3429 Technology Drive	Glass tempering and laminating plant	Own
North Venice, Florida	3439 Technology Drive Units 1 and 2	PGT-University training facility	Own
North Venice, Florida	3439 Technology Drive Units 1 and 2	Glass plant line	Lease
	Units 10 and 11	maintenance
North Venice, Florida	3430 Technology Drive	Facility maintenance	Lease
North Venice, Florida	1044 Endeavor Court	Fleet maintenance bldg	Lease
North Venice, Florida	Precision Drive	Fleet parking lot	Lease
Salisbury, North Carolina	2121 Heilig Road	Manufacturing plant and distribution center	Own
Lexington, North Carolina	210 Walser Road	Manufacturing plant and distribution center	Own

Item 3.	LEGAL PROCEEDINGS

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

Name	Age	Position
Rodney Hershberger	51	President, Chief Executive Officer, and Director
Jeffrey T. Jackson	42	Chief Financial Officer and Treasurer
Mario Ferrucci III	44	Vice President – Corporate Counsel and Secretary
Deborah L. Lapinska	46	Vice President – WinGuard Product Stream
B. Wayne Varnadore	43	Vice President – Architectural Sytems Product Stream
C. Douglas Cross	52	Vice President – Vinyl Product Stream

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

Jeffrey T. Jackson, Chief Financial Officer and Treasurer. Mr. Jackson joined the Company as Chief Financial Officer and Treasurer in November 2005, and his current responsibilities include all aspects of financial reporting and accounting, internal controls, cash management, supply chain, information technology and the business planning process. Before joining the Company, Mr. Jackson spent two years as Vice President, Corporate Controller for The Hershey Company. From 1999 to 2004 Mr. Jackson was Senior Vice President, Chief Financial Officer for Mrs. Smith’s Bakeries, LLC, a division of Flowers Foods, Inc. Mr. Jackson has over sixteen years of increasing responsibility in various executive management roles with various companies, including Division Chief Financial Officer, Vice President Corporate Controller, and Senior Vice President of Operations. Mr. Jackson holds a B.B.A. from the University of West Georgia and is a Certified Public Accountant in the State of Georgia and the State of California.

Mario Ferrucci III, Vice President — Corporate Counsel and Secretary. Mr. Ferrucci joined the Company in April 2006 as Vice President and Corporate Counsel. Mr. Ferrucci is responsible for the Company’s legal affairs and field service. From 2001 to 2006, Mr. Ferrucci practiced law with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

Deborah L. LaPinska, Vice President — WinGuard Product Stream. Ms. LaPinska joined the Company in 1991. Ms. LaPinska is responsible for customer service, sales, and marketing, as well as incorporating new tools and resources to improve order processing cycle times and sales forecasting. Before she was appointed Vice President in 2003, Ms. LaPinska held the position of Director, National and International Sales. Ms. LaPinska holds a B.A. in business management from Eckerd College.

B. Wayne Varnadore, Vice President – Architectural Systems Product Stream. Mr. Varnadore joined the Company in 1993 as a Vice President. Mr. Varnadore is responsible for the Architectural Systems line of products. Mr. Varnadore holds a B.S. in finance from the University of Florida and an M.B.A. from the University of South Florida.

C. Douglas Cross, Vice President – Vinyl Product Stream. Mr. Cross joined PGT in March 2007 as a Vice President. He oversees PGT’s vinyl product line. Located in the N.C. facility, he has over 25 years of manufacturing and leadership experience. Mr. Cross earned a B.S. in Commerce, from the University of Virginia and attended the Young Executives Institute, University of North Carolina at Chapel Hill.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been traded on the NASDAQ Global Market ® under the symbol “PGTI” since June 28, 2006. On February 29, 2008, the closing price of our Common Stock as reported on the NASDAQ Global Market was $3.40. The approximate number of stockholders of record of our Common Stock on that date was 100, although we believe that the number of beneficial owners of our Common Stock is substantially greater.

The table below sets forth the price range of our Common Stock during the periods indicated.

	High	Low
2007
1st Quarter	$13.42	$11.00
2nd Quarter	$13.01	$10.20
3rd Quarter	$12.41	$7.86
4th Quarter	$8.71	$4.69
2006
2nd Quarter	$16.42	$13.89
3rd Quarter	$18.84	$12.60
4th Quarter	$15.16	$10.60

Dividends

We have not paid regular dividends in the past. Any future determination relating to dividend policy will be made at the discretion of our board of directors. The terms of our senior secured credit facility governing our notes currently restrict our ability to pay dividends.

Although we have not paid regular dividends in the past, we did pay a special cash dividend of $83.5 million, or $5.30 per share, to stockholders in connection with our February 2006 refinancing. We also paid a special cash dividend of $20.0 million, or $1.27 per share, to stockholders in September 2005.

Unregistered Sales of Equity Securities

During the year ended December 29, 2007, we issued an aggregate of 468,422 shares of our common stock to certain employees upon the exercise of options associated with the Rollover Stock Option Agreement included as Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365. We received aggregate proceeds of approximately $0.7 million as a result of the exercise of these options. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in reliance on, among other things, representations and warranties obtained from the holders of such options.

During the year ended December 29, 2007, we issued an aggregate of 141,415 shares of our common stock to certain employees upon the exercise of options awarded under our 2004 Stock Incentive Plan. We received aggregate proceeds of $1.2 million as a result of the exercise of these options. The Company relied on the exemption from the registration requirements of the Securities Act of 1933 in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

All of the above option grants were made prior to our initial public offering. Proceeds from the foregoing transactions were used for general working capital purposes. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Performance Graph

The following graphs compare the percentage change in PGT, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the Standard & Poor’s Building Products Index and the NASDAQ Composite Index over the period from June 27, 2006 (the date we became a public company) to December 29, 2007.

COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN*

AMONG PGT, INC., THE NASDAQ COMPOSITE INDEX,

AND THE S&P BUILDING PRODUCTS INDEX

	6/27/2006	6/06	7/06	8/06	9/06	10/06	11/06	12/06
PGT, Inc.	100.00	112.86	112.50	105.36	100.43	105.79	81.79	90.36
S&P Building Products	100.00	102.51	92.08	96.44	96.65	99.28	101.96	105.41
NASDAQ Composite	100.00	103.42	99.58	103.98	107.53	112.69	115.79	115.00

			1/07	2/07	3/07	4/07	5/07	6/07
PGT, Inc.			89.07	92.29	85.71	73.57	83.36	78.07
S&P Building Products			113.15	111.98	106.85	108.36	119.04	114.67
NASDAQ Composite			117.32	115.04	115.30	120.23	124.01	123.95

			7/07	8/07	9/07	10/07	11/07	12/07
PGT, Inc.			73.50	74.43	56.64	57.07	39.43	34.50
S&P Building Products			107.38	103.18	95.04	99.07	94.51	103.78
NASDAQ Composite			121.24	123.62	128.63	136.13	126.70	126.28

*	$100 invested on 06/27/2006 in stock or in index-including reinvestment of dividends for 18 months ending December 29, 2007.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information and other data as of and for the periods indicated. The selected historical financial data as of December 29, 2007 and December 30, 2006, and for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 have been derived from our audited consolidated financial statements and related notes thereto included as Item 8 of this annual report on Form 10-K, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The selected historical financial data as of December 31, 2005 and for the period January 30, 2004 to January 1, 2005 has been derived from our audited consolidated financial statements and related notes thereto included as Item 8 of our annual report on Form 10-K for the year ended December 30, 2006, not included herein, which was audited by Ernst & Young LLP, independent registered public accounting firm. The selected historical financial data for the period December 28, 2003 to January 29, 2004 has been derived from PGT Holding Company’s audited consolidated financial statements and related notes thereto included as Item 8 of our annual report on Form 10-K for the year ended December 30, 2006, not included herein, which was audited by Ernst & Young LLP, independent registered public accounting firm. Throughout this report, we refer to PGT Holding Company as our Predecessor. The selected historical financial data as of January 1, 2005 have been derived from our audited consolidated financial statements and related notes thereto not included in this report. The selected historical financial data as of January 29, 2004 and December 27, 2003 and for the year ended December 27, 2003 has been derived from our Predecessor’s audited consolidated financial statements and related notes thereto not included in this report.

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

	Company				Predecessor
Consolidated Selected Financial Data (in thousands except per share data)	Year Ended December 29, 2007	Year Ended December 30, 2006	Year Ended December 31, 2005	January 30, 2004 to January 1, 2005	December 28, 2003 to January 29, 2004	Year Ended December 27, 2003
Net sales	$278,394	$371,598	$332,813	$237,350	$19,044	$222,594
Cost of sales	187,389	229,867	209,475	152,316	13,997	135,285

Gross margin	91,005	141,731	123,338	85,034	5,047	87,309
Restructuring charge	1,696	—	—	—	—	—
Impairment charges	826	1,151	—	—	—	—
Stock compensation expense (1)	—	26,898	7,146	—	—	—
Write-off of trademark	—	—	7,200	—	—	—
Selling, general and administrative expenses (2)	75,308	86,219	83,634	63,494	6,024	55,655

Income (loss) from operations	13,175	27,463	25,358	21,540	(977)	31,654
Interest expense	11,404	28,509	13,871	9,893	518	7,292
Other (income) expense, net (3)	692	(178)	(286)	124	—	—

Income (loss) before income taxes	1,079	(868)	11,773	11,523	(1,495)	24,362
Income tax expense (benefit)	456	101	3,910	4,531	(912)	9,397

Net income (loss)	$623	$(969)	$7,863	$6,992	$(583)	$14,965

Net income (loss) per common share:
Basic (4)(6)	$0.02	$(0.05)	$0.50	$0.44	N/A	N/A
Diluted (4)(6)	$0.02	$(0.05)	$0.45	$0.41	N/A	N/A
Weighted average shares outstanding:
Basic (5)(6)	27,294	21,204	15,723	15,720	N/A	N/A
Diluted (5)(6)	28,338	21,204	17,299	17,221	N/A	N/A
Other financial data:
Depreciation	$10,418	$9,871	$7,503	$5,221	$484	$5,075
Amortization	5,570	5,742	8,020	9,289	44	458

	As Of December 29, 2007	As Of December 30, 2006	As Of December 31, 2005	As Of January 1, 2005	As Of January 29, 2004	As Of December 27, 2003
Balance Sheet data:
Cash and cash equivalents	$19,479	$36,981	$3,270	$2,525	$12,191	$8,536
Total assets	407,865	442,794	425,553	409,936	157,084	154,505
Total debt, including current portion	130,000	165,488	183,525	168,375	61,683	61,641
Shareholders’ equity	210,472	205,206	156,571	166,107	68,187	68,731

(1)	Represents compensation expense paid to stock option holders (including applicable payroll taxes) in lieu of adjusting exercise prices in connection with the dividends paid to shareholders in September 2005 and February 2006 of $7.1 million, including expenses, and $26.9 million, respectively. These amounts include amounts paid to stock option holders whose other compensation is a component of cost of sales of $1.3 million and $5.1 million, respectively.
(2)	Prior to 2007, includes management fees paid to our majority stockholder. The management services agreement pursuant to which these fees were paid terminated upon consummation of the Initial Public Offering in June 2006.
(3)	Represents ineffective portion of derivative financial instruments.
(4)	Basic net income per share represents net income divided by weighted average common shares outstanding, and diluted net income per share represents net income divided by weighted average common and common equivalent shares outstanding. Due to the significant change in our capital structure on January 29, 2004, the Predecessor amount has not been presented because it is not considered comparable to our Company’s amount.

(5)	Weighted average shares outstanding — basic represents the weighted average number of shares of common stock outstanding and is determined by measuring (a) the shares outstanding during each portion of the respective reporting period that shares of common stock have been outstanding relative to (b) the total amount of time in such reporting period. Weighted average shares outstanding — diluted represents the basic weighted average shares outstanding, adjusted to include the number of additional shares of common stock that would have been outstanding if the dilutive shares of common stock issuable upon exercise of our stock options had been issued and the effect of restricted share grants.
(6)	Reflects the impact of the 662.07889-for-1 stock split as discussed in Note 15 to the consolidated financial statements included as Item 8 of this annual report.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures – Items Affecting Comparability

Below is a presentation of EBITDA, a non-GAAP measure, which we believe is useful information for investors (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net income (loss)	$623	$(969)	$7,863
Interest expense	11,404	28,509	13,871
Income tax expense	456	101	3,910
Depreciation	10,418	9,871	7,503
Amortization	5,570	5,742	8,020

EBITDA (1)(2)	$28,471	$43,254	$41,167

(1) Includes the impact of the following expenses:

Restructuring charge (a)	$2,375	$—	$—
Impairment of property held for sale (b)	826	1,151	—
Management fees (c)	—	1,434	1,840
Write-off of NatureScape trademark (d)	—	—	7,200
Stock compensation (e)	—	26,898	7,146
NatureScape exit costs (f)	—	—	629
Refinancing fees (g)	—	—	404

(a)	Represents charge related to restructuring actions taken in the fourth quarter of 2007 as announced on October 25, 2007 of which $0.7 million is classified within cost of goods sold. This charge related primarily to employee separation costs.
(b)	Represents a write-down of the value of the Lexington, North Carolina property which had been classified as an asset held for sale due to the relocation of our plant to Salisbury, North Carolina and related exit costs. These expenses are included in selling, general and administrative expenses. In December 2007, we reclassified the real estate as held and used when we made the decision to utilize the facility in order to produce a special-order product to be used in large-scale commercial projects in this facility and began depreciating the assets that comprise the Lexington real estate, the effect of which was not significant to results of operations in 2007.
(c)	Represents management fees paid to our majority stockholder. The management services agreement pursuant to which these fees were paid was terminated upon consummation of the Initial Public Offering in June 2006.
(d)	Represents a write-down of our NatureScape trademark in connection with the sale of our NatureScape business.
(e)	Represents compensation expense related to amounts paid to option holders in lieu of adjusting exercise prices in connection with the payment of dividends to shareholders in September 2005 and February 2006.

(f)	Represents exit costs related to the sale of our NatureScape business, such as the write-off of raw materials and equipment.
(g)	Represents legal fees related to refinancing our senior secured credit facility in September 2005.

(2)	EBITDA is defined as net income plus interest expense (net of interest income), income taxes, depreciation, and amortization. EBITDA is a measure commonly used in the window and door industry, and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies. Further, we believe that EBITDA is a useful measure because it improves comparability of predecessor and successor results of operations, since purchase accounting renders depreciation and amortization non-comparable between predecessor and successor periods. While we believe EBITDA is a useful measure for investors, it is not a measurement presented in accordance with United States generally accepted accounting principles, or GAAP. You should not consider EBITDA in isolation or as a substitute for net income, cash flows from operations, or any other items calculated in accordance with GAAP. In addition, EBITDA has inherent material limitations as a performance measure. It does not include interest expense and, because we have borrowed money, interest expense is a necessary element of our costs. In addition, EBITDA does not include depreciation and amortization expense. Because we have capital and intangible assets, depreciation and amortization expense is a necessary element of our costs. Moreover, EBITDA does not include taxes, and payment of taxes is a necessary element of our operations. Accordingly, since EBITDA excludes these items, it has material limitations as a performance measure. To compensate for the limitations of EBITDA, the Company’s management separately monitors capital expenditures, which impact depreciation expense, as well as amortization expense, interest expense, and income tax expense. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

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

Our future results of operations will be affected by the following factors, some of which are beyond our control:

•

Residential new construction. Our business is driven in part by residential new construction activity. Beginning in the second half of 2006 we saw a significant slowdown in the Florida housing market. This slowdown continued during 2007. Like many building material suppliers in the industry, we have been and will continue to be faced with a challenging operating environment due to this decline in the housing market. Specifically, new single family housing permits in Florida decreased by 49% in 2007 compared to the prior year. We still believe there are several meaningful trends such as rising immigration rates, growing prevalence of second homes, the aging demographics of the population, relatively low interest rates and the aging of the housing stock, that indicate housing demand will stabilize. Based on these trends and certain other factors, and although the pullback in the housing industry is longer-term than we had expected, we believe that the housing industry will eventually rebound.

•

Home repair and remodeling expenditures. The repair and remodeling component of window and door demand tends to be less cyclical than residential new construction and partially insulates overall window and door sales from the impact of residential new construction cycles. However, recent declines in homeowner equity due to the downturn in real estate and the tightening of credit availability could negatively impact the home repair and remodeling market.

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

•

Cost of materials. The prices of our primary raw materials, including aluminum, laminate and glass, are subject to volatility and affect our results of operations when prices rapidly rise or fall within a relatively short period of time. From time to time, we use hedging instruments to manage the market risk of our aluminum costs. We currently have forward contracts for the purchase of aluminum at an average price of $1.22 per pound that cover approximately 40% to 45% of our anticipated needs through August 2008. The aluminum hedges had a fair value of $0.7 million at December 29, 2007, classified within accrued liabilities in the accompanying consolidated balance sheet.

Current Operating Conditions and Outlook

Fiscal 2006 began with robust housing starts. Our infrastructure, capital-spend and staffing levels were geared to service this high level of housing activity. We achieved a record sales level in 2006 following a strong first three quarters. However, we experienced a slow-down in sales in the last quarter of 2006 as macroeconomic factors turned strongly against our industry during the second half of the year. By the fourth quarter 2006, housing starts for our markets decreased 48% compared to the prior year fourth quarter. This slowdown continued during 2007 as new single family housing permits in Florida decreased by 49% compared to the prior year. In addition, fuel costs continued to increase during 2007 and market prices for aluminum increased on average 10% in 2006. In response to the deterioration in the housing market and increasing costs, we took actions to conserve capital and adjust our operating cost structure to more closely align with current demand. In October 2007, we executed a restructuring plan as a result of an in-depth analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in indirect workforce (overhead) of approximately 17%, which equates to approximately 8% of the Company’s then overall employee population. In addition, we decreased our capital spending in 2007. On March 4, 2008, we announced a further restructuring of the Company as a result of continued analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in the Company’s workforce of approximately 17%. However, we also view this market downturn as an opportunity to gain market share from our competitors. For instance, we have introduced new incentive programs offered to both our distributors and our end users. We also accelerated certain new product introductions and product line expansions to broaden our product offering.

While the homebuilding industry is currently in a down cycle, we still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. At this point, it is unclear if housing activity has hit bottom. Despite the unfavorable operating conditions, we still believe that, in the long-term, we can grow organically by gaining market share to outperform our underlying markets. However, we think difficult market conditions affecting our business will continue to have a significant negative effect on our operating results and year-over-year comparisons.

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

Restructurings

On October 25, 2007, we announced a restructuring of the Company as a result of an in-depth analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in indirect workforce (overhead) of approximately 17%, which equated to approximately 8% of the Company’s then overall employee population, and included employees at both its Venice, Florida and Salisbury, North Carolina locations. The Company believes this restructuring is essential to streamline operations as well as improve processes to drive new product development and sales. As a result of the restructuring, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of 2007 of which $0.7 million is classified within cost of goods sold in the accompanying statement of operations for the year ended December 29, 2007. The charge related primarily to employee separation costs. Of the $2.4 million charge, $1.5 million of cash had been disbursed as of December 29, 2007. The remaining $0.9 million is classified within accrued liabilities in the accompanying consolidated balance sheet as of December 29, 2007 and is expected to be disbursed in 2008.

On March 4, 2008, we announced a further restructuring of the Company as a result of continued analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in the Company’s workforce of approximately 17% and included employees at both its Venice, Florida and Salisbury, North Carolina locations. As a result of the restructuring, the Company expects to record an estimated restructuring charge of approximately $1.9 million in the first quarter of 2008. No amounts related to this restructuring have been accrued in the accompanying consolidated financial statements as of and for the year ended December 29, 2007.

Repricing

On March 6, 2008, the board of directors of the Company approved, subject to the approval of the Company’s stockholders, the cancellation and termination of the option agreements (collectively, the “Current Option Agreements”) of certain employees of the Company, including Jeffrey T. Jackson, Chief Financial Officer and Treasurer of the Company, and Mario Ferrucci III, Vice President, Corporate Counsel, and Secretary of the Company (collectively, the “Designated Employees”), and the grant of replacement options under the Company’s 2006 Equity Incentive Plan, in each case to be entered into by the Company and each such Designated Employee pursuant to a PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (the “Replacement Option Agreement”).

The board of directors of the Company determined that, as a result of economic conditions that have adversely affected the Company and the industry in which the Company competes, the options held by the Designated Employees had exercise prices that were significantly above the current market price of the Company’s common stock and that the grants of replacement options would help the Company to retain and provide additional incentive to such Designated Employees and align their interests with those of the Company’s stockholders.

Pursuant to the terms of the Replacement Option Agreement executed on March 6, 2008, by each of the Designated Employees, the grant of replacement options is conditioned upon the approval of the Company’s stockholders at a duly called annual or special meeting. If the grant of replacement options and the cancellation and termination of the Current Option Agreements fail to be approved by the Company’s stockholders on or prior to September 30, 2008, the Replacement Option Agreements will automatically expire without further action of the parties and become null and void, and the Current Option Agreements will be reinstated and continue in full force and effect.

The replacement options have an exercise price of $3.09 per share, which is the closing price on the NASDAQ Global Market of the Company’s common stock on March 5, 2008, the day before the date on which the board of directors of the Company granted the replacement options and the Designated Employees executed the Replacement Option Agreements. The replacement options are exercisable with respect to one third of the shares (rounded to the nearest whole share) on each of the first, second, and third anniversaries of March 6, 2008. The replacement options expire on March 6, 2015.

Mr. Jackson was granted an option to purchase an aggregate of 152,675 shares of the Company’s common stock at an exercise price of $3.09 per share. In connection therewith, Mr. Jackson’s option to purchase 115,863 shares of the Company’s common stock at an exercise price of $12.84 per share and his option to purchase 36,812 shares of the Company’s common stock at an exercise price of $12.77 per share were cancelled and terminated, subject to approval of the Company’s stockholders.

Mr. Ferrucci was granted an option to purchase an aggregate of 53,984 shares of the Company’s common stock at an exercise price of $3.09 per share. In connection therewith, Mr. Ferrucci’s option to purchase 36,414 shares of the Company’s common stock at an exercise price of $14.00 per share and his option to purchase 17,570 shares of the Company’s common stock at an exercise price of $12.77 per share were cancelled and terminated, subject to approval of the Company’s stockholders.

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

	Year Ended			Percent Change
	December 29, 2007	December 30, 2006	December 31, 2005	Increase / (Decrease)
				2007-2006	2006-2005
Net sales	$278,394	$371,598	$332,813	(25.1)%	11.7%
Cost of sales	187,389	229,867	209,475	(18.5)%	9.7%

Gross margin	91,005	141,731	123,338	(35.8)%	14.9%
Gross margin as a percentage of sales	32.7%	38.1%	37.1%

Restructuring charge	1,696	—	—
Impairment charges	826	1,151	—
Stock compensation expense	—	26,898	7,146
Write-off of trademark	—	—	7,200
SG&A expenses	75,308	86,219	83,634	(12.7)%	3.1%

SG&A expenses as a percentage of sales	27.1%	23.2%	25.1%

Income from operations	13,175	27,463	25,358	(52.0)%	8.3%
Income from operations as a percentage of sales	4.7%	7.4%	7.6%

Interest expense, net	11,404	28,509	13,871
Other expenses (income), net	692	(178)	(286)
Income tax expense	456	101	3,910

Net income (loss)	$623	$(969)	$7,863

Net income (loss) per common share:
Diluted	$0.02	$(0.05)	$0.45

2007 Compared with 2006

Overview

Our 2007 operating results were negatively affected by the continuation of the downturn in the housing industry in Florida. This decline began in the second half of 2006 and continued and intensified throughout all of 2007. Our 2006 operating results were negatively impacted by $26.9 million of stock compensation expense resulting from amounts payable to stock option holders in lieu of adjusting exercise prices in connection with the dividend paid to shareholders in February 2006.

Net sales

Net sales for 2007 were $278.4 million, a $93.2 million, or 25.1%, decrease in sales from $371.6 million in the prior year.

The following table shows net sales classified by major product category (in millions):

	Year Ended				% change
	December 29, 2007		December 30, 2006
	Sales	% of sales	Sales	% of sales
Product category:
WinGuard Windows and Doors	$189.7	68.1%	$241.1	64.9%	(21.3)%
Other Window and Door Products	88.7	31.9%	130.5	35.1%	(32.0)%

Total net sales	$278.4	100.0%	$371.6	100.0%	(25.1)%

Net sales of WinGuard Windows and Doors were $189.7 million in 2007, a decrease of $51.4 million, or 21.3%, from $241.1 million in net sales for the prior year. The decrease was mainly due to the decline in new home construction. Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts.

Net sales of Other Window and Door Products were $88.7 million in 2007, a decrease of $41.8 million, or 32.0%, from $130.5 million for the prior year. The decrease was mainly due to the decline in new home construction. New housing demand has historically impacted sales of our Other Window and Door Products more than our WinGuard Window and Door Products.

As of December 29, 2007 backlog was $13.1 million compared to $18.4 million at December 30, 2006. Our backlog consists of orders that we have received from customers that have not yet shipped, and we expect that substantially all of our current backlog will be recognized as sales during the next three months. The decrease in our backlog resulted from improvements in our manufacturing lead-times and a softening of the housing market, which has had a negative impact on order intake. We expect this trend will continue and have a negative effect on future period to period comparisons.

Gross margin

Gross margin was $91.0 million in 2007, a decrease of $50.7 million, or 35.8%, from $141.7 million in the prior year. The gross margin percentage was 32.7% in 2007 compared to 38.1% in the prior year. This decrease was largely due to lower sales volumes of all of our products, but most significantly of our WinGuard branded windows and doors, sales of which decreased 21.3% compared to the prior year. Cost of goods sold in 2007 also includes a $0.7 million charge related to the restructuring actions taken in the fourth quarter.

Restructuring Charge

On October 25, 2007, we announced a restructuring of the Company as a result of an in-depth analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. As a result of the restructuring, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of 2007 of which $0.7 million is classified within cost of goods sold. The charge related primarily to employee separation costs.

Impairment Charges

We own a 225,000 square foot facility in Lexington, North Carolina which was vacant and being marketed for sale as a result of the completion of our move to the larger Salisbury facility. In 2007 and 2006, we recorded impairment charges of $0.8 million and $1.2 million, respectively, to reduce the carrying value of the assets comprising the Lexington facility to its then estimated fair market value. In December 2007, we reclassified the real estate as held and used when we made the decision to utilize the facility to produce a special-order product to be used in large-scale commercial projects and resumed depreciation of the assets that comprise the Lexington real estate.

Selling, general and administrative expenses

Selling, general and administrative expenses were $75.3 million, a decrease of $10.9 million, or 12.7% from $86.2 million in the prior year. This decrease was mainly due to decreases of $4.3 million in commissions, bonuses and other personnel related costs, $3.7 million in distribution costs as the result of the lower volume, $1.6 million in depreciation as assets from the 2004 acquisition become fully depreciated, $1.4 million in management fees as those fees were eliminated with the 2006 IPO and a $0.5 million warranty accrual adjustment related to a refinement of our warranty calculation to better reflect the decline in sales volumes. These decreases were partially offset by a $1.4 million increase in public company costs, including our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and a $1.2 million increase in stock-based compensation expense. The remaining overall decrease in selling, general and administrative expenses is volume related as the general level of selling, general and administrative expenses have declined with sales. As a percentage of sales, selling, general and administrative expenses increased to 27.1% in 2007 compared to 23.2% for the prior year. This increase was due to the fact that certain fixed expenses, such as support and administrative costs, did not decrease at a rate relative to the decrease in net sales.

Stock compensation expense

Stock compensation expense of $26.9 million was recorded in 2006 relating to payments to option holders in lieu of adjusting exercise prices in connection with the payment of a dividend to shareholders in February 2006 and September 2005, respectively.

Interest expense

Interest expense was $11.4 million in 2007, a decrease of $17.1 million from $28.5 million in the prior year. In 2006, interest expense includes non-recurring charges of $8.9 million and $0.5 million related to termination penalties and the write-off of unamortized debt issuance costs, respectively, in connection with prepayments of debt in the respective periods. In addition, there was an increase in our average debt levels to $230.8 million for 2006 associated with our debt financing on February 14, 2006 as described under the Liquidity and Capital Resources section of this report. During 2007, we prepaid $35.5 million of debt resulting in a lower average level of debt when compared to 2006 but which also resulted in the write-off of $0.4 million of unamortized debt issuance costs.

Other expenses (income), net

There were other expenses of $0.7 million in 2007 compared to other income of $0.2 million in 2006. The amounts in both periods relate to the ineffective portions of interest and aluminum hedges.

Income tax expense

Our effective combined federal and state tax rate was 42.3% and 11.6% for the years ended December 29, 2007 and December 30, 2006, respectively. The 11.6% effective tax rate resulted from a change in the recognition of state tax credits in North Carolina. These credits are now recognized in the year in which they are made available for deduction. Previously, we recognized these credits in the year in which they were generated. This change resulted in an unfavorable adjustment to our tax expense of $422,000. Without this adjustment our tax rate would have been a benefit of 37.0% for 2006.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, on January 1, 2007. We did not recognize any material liability for unrecognized tax benefits in conjunction with our FIN 48 implementation and there were no changes to our unrecognized tax benefits during the current year. However, should we accrue for such liabilities when and if they arise in the future we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

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

Net sales

Net sales for 2006 were $371.6 million, a $38.8 million, or 11.7%, increase over sales of $332.8 million for the prior year.

The following table shows net sales classified by major product category (in millions):

	Year Ended				% change
	December 30, 2006		December 31, 2005
	Sales	% of sales	Sales	% of sales
Product category:
WinGuard Windows and Doors	$241.1	64.9%	$186.2	55.9%	29.5%
Other Window and Door Products	130.5	35.1%	146.6	44.1%	(11.0)%

Total net sales	$371.6	100.0%	$332.8	100.0%	11.7%

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

As of December 30, 2006 backlog was $18.4 million compared to $57.5 million at December 31, 2005. Our backlog consists of orders that we have received from customers that have not yet shipped. The decrease in our backlog resulted from improvements in our manufacturing lead-times and a softening of the housing market, which has had a negative impact on order intake.

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

Impairment Charges

We own a 225,000 square foot facility in Lexington, North Carolina which was classified as held for sale in 2006. In 2006, we recorded impairment charges of $1.2 million to reduce the carrying value of the assets comprising the Lexington facility to its estimated fair market value.

Selling, general and administrative expenses

Selling, general and administrative expenses were $86.2 million, an increase of $2.6 million, or 3.1% from $83.6 million in the prior year. This increase was mainly due to an increase of $3.7 million in selling, marketing and distribution costs of which $1.4 million related to increased targeted advertising. Administrative expenses include an increase of $2.9 million for costs such as additional accounting, legal, insurance, compliance and other expenses to support our growth and the requirements of being a public company. Administrative expenses in

2006 also included $0.5 million of stock compensation expense related to our adoption of SFAS 123R. These increases in administrative expenses were offset by lower bad debt expense as a result of the improved aging profile of our accounts receivable and lower amortization of intangibles. As a percentage of sales, selling, general and administrative expenses decreased to 23.2% in 2006 compared to 25.1% for the prior year. This decrease was due to the fact that certain fixed expenses, such as support and administrative costs, grew at a slower rate relative to the increase in net sales.

Stock compensation expense

Stock compensation expense of $26.9 million and $7.1 million was recorded in 2006 and 2005, respectively, relating to payments to option holders in lieu of adjusting exercise prices in connection with the payment of a dividend to shareholders in February 2006 and September 2005, respectively.

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

Other expenses (income), net

There was other income of $0.2 million in 2006 compared to other income of $0.3 million in 2005. The amounts in both periods relate to the ineffective portions interest and aluminum hedges.

Income tax expense

Our effective combined federal and state tax rate was 11.6% and 33.2% for the years ended December 30, 2006 and December 31, 2005, respectively. The 11.6% effective tax rate resulted from a change in the recognition of state tax credits in North Carolina. These credits are now recognized in the year in which they are made available for deduction. Previously, we recognized these credits in the year in which they were generated. This change resulted in an unfavorable adjustment to our tax expense of $422,000 in 2006. Without this adjustment in 2006 and had we not recognized any benefit from state tax credits in 2005, our tax rates would have been a benefit of 37.0% for 2006 and an expense of 38.1% in 2005.

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

Consolidated Cash Flows

Operating activities. Cash flows provided by operating activities were $24.8 million for 2007, compared to cash flows provided by operating activities of $30.2 million for the prior year. This decrease was mainly due to lower operating profitability in 2007 than in 2006 after adjusting for the effect on 2006 by cash compensatory payments of $26.9 million made to option holders in lieu of adjusting exercise prices in connection with the payment of dividends to shareholders. Days sales outstanding (DSO), which we calculate as accounts receivable divided by recent average daily sales, was 37 days at December 29, 2007 compared to 46 days at December 30, 2006. However, this improvement in DSO was offset by the lower level of operating profitability in 2007. Cash flows provided by operating activities were $30.2 million for 2006, compared to cash flows provided by operating activities of $21.7 million for 2005. This increase was mainly due to improved operating profitability and to a lesser extent, lower working capital requirements in 2006. Operating cash flows were impacted by cash compensatory payments of $26.9 million and $7.1 million in 2006 and 2005, respectively, made to option holders in lieu of adjusting exercise prices in connection with the payment of dividends to shareholders in the respective periods. DSO was 46 days at December 30, 2006 compared to 50 days at December 31, 2005.

Investing activities. Cash flows used in investing activities were $10.5 million for 2007, compared to $26.6 million for the prior year. The decrease in cash flows used in investing activities was mainly due to the 2006 purchase of our 393,000 square foot facility in Salisbury, North Carolina plus related building improvements. We moved our main operations from Lexington, N.C. to our new facility in Salisbury, N.C. in 2006. Cash flows used in investing activities were $26.6 million for 2006, compared to $15.6 million for 2005. The increase in cash flows used in investing activities was mainly due to the 2006 purchase of the Salisbury, North Carolina facility described above.

Financing activities. Cash flows used in financing activities were $31.8 million for 2007, compared to cash flows provided in financing activities of $30.2 million for the prior year. In 2007, we made a total of $35.5 million of debt payments including prepayments of $20.0 million in February 2007, $5.0 million in June 2007, $4.5 million in July 2007 and $6.0 million in September 2007. These financing cash uses were partially offset by proceeds from option exercises of $1.9 million and the classification of $1.8 million of related excess tax benefits within financing activities. In February 2006, we entered into a second amended and restated senior secured credit facility and a second lien term loan, and received $320.0 million proceeds. The proceeds were used to refinance our Company’s existing debt facility, pay a cash dividend to stockholders of $83.5 million, make a cash compensatory payment of approximately $26.9 million (including applicable payroll taxes of $0.5 million) to stock option holders in lieu of adjusting exercise prices in connection with such dividend, and pay certain financing costs related to the amendment. In June 2006, we completed our IPO, and received net proceeds of $129.5 million. We used the net proceeds from the IPO, including the underwriter overallotment, together with cash generated from operations to repay $154.0 million of our long term debt, including full repayment of the second lien debt. In September 2005, we amended and restated our prior credit agreement with a bank. In connection with the amendment, our Company created a new tranche of term loans with an aggregate principal amount of $190.0 million. The proceeds were used to refinance the existing Tranche A and B debt, fund a $20.0 million dividend to our stockholders, make a cash payment of $7.1 million to stock option holders in lieu of adjusting exercise prices in connection with such dividend, and pay certain financing costs related to the amendment.

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

Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver under the senior secured credit facility, we believe we will have sufficient capital to meet our short-term and long-term needs, including our capital expenditures and our debt obligations in 2008.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the years ended December 29, 2007 and December 30, 2006, capital expenditures were $10.6 million and $26.8 million, respectively. We anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans.

On April 14, 2006, our Company entered into an interest rate swap agreement with a notional amount of $61.0 million that was designated as a cash flow hedge and effectively converted a portion of the floating rate debt to a fixed rate of 5.345% (plus a margin of 3.00%). Since all of the critical terms of the swap exactly matched those of the hedged debt, no ineffectiveness was identified in the hedging relationship. Consequently, all changes in fair value were recorded as a component of other comprehensive income. The fair value of the interest rate swap agreement was $0.1 million as of December 29, 2007 and is recorded in accrued liabilities in the accompanying consolidated balance sheet. This swap expired in February 2008.

The fair value of this interest rate swap agreement was $0.1 million as of December 30, 2006.

The weighted-average interest rate at December 29, 2007 for the floating rate notes was 8.38%.

Long-term debt consisted of the following:

	December 29, 2007	December 30, 2006
	(in thousands)
Tranche A2 term note payable to a bank in quarterly installments of $420,019 beginning November 14, 2007 through November 14, 2011. A lump sum payment of $158.4 million is due on February 14, 2012. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At December 30, 2006, the rate was 5.38% plus a margin of 3.00%	$—	$165,488
Tranche A2 term note payable to a bank in quarterly installments of $331,632 beginning November 14, 2008 through November 14, 2011. A lump sum payment of $125.7 million is due on February 14, 2012. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At December 29, 2007, the rate was 5.38% plus a margin of 3.00%	130,000	—

	$130,000	$165,488

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes the contractual obligations of the Company as of December 29, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Current	2-3 Years	4 Years	5 Years	Thereafter
Long-term debt (1)	$174,992	$11,555	$24,400	$12,032	$127,005	$—
Operating leases	4,781	2,212	1,902	349	126	192
Supply agreements	2,501	2,501	—	—	—	—
Equipment purchase commitments	508	508	—	—	—	—

Total contractual cash obligations	$182,782	$16,776	$26,302	$12,381	$127,131	$192

(1)	Includes estimated future interest expense assuming the weighted average interest rate of 8.38% on our long-term debt as of December 29, 2007 does not change.

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at December 29, 2007. Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

Our Company is obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If these programs were cancelled by our Company, we would be required to pay $2.5 million for various materials.

At December 29, 2007, our Company had $4.7 million in standby letters of credit related to its worker’s compensation insurance coverage and commitments to purchase equipment of $0.5 million.

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

Over the three-year period ending December 29, 2007, we recorded an expense averaging $0.8 million per year for potential uncollectible accounts. During this period, allowance for doubtful accounts has ranged from $0.4 million to $2.8 million, and write-off of uncollectible accounts, net of recoveries, averaged approximately $0.9 million.

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

We performed our annual assessment of goodwill impairment as of December 29, 2007, which indicated that no impairment was present. The determination of fair value used in that assessment is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the Company. Estimated cash flows are sensitive to, among other things, changes in the housing market and the economy. Goodwill was $169.6 million as of December 29, 2007.

Other intangibles

The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted projected cost savings attributable to ownership of the intangible assets with indefinite lives which, for the Company, are our trademarks.

The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current Company operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. We performed our annual assessment of our trademarks, which are our only intangible assets not subject to amortization, as of December 29, 2007, which indicated that no impairment was present. The determination of fair value used in that assessment is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the Company. Estimated cash flows are sensitive to, among other things, changes in the housing market and the economy. Intangible assets not subject to amortization totaled $62.5 million as of December 29, 2007.

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

Over the three-year period ending December 29, 2007, we recorded a warranty expense averaging $5.6 million per year for costs related to warranties on our products. During this period, the accrual for warranties as a percentage of net sales has ranged from 1.3% to 1.8%.

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

Stock Compensation

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), on January 1, 2006. This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee services received in exchange for our company’s equity instruments. Under SFAS 123R, we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We have adopted SFAS 123R on a prospective basis; accordingly, our financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method. Our awards vest based only on service conditions and compensation expense is recognized on a straight-line basis for each separately vesting portion of an award.

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

The compensation cost that was charged against income for stock compensation plans was $1.5 million in 2007 and $0.6 million for 2006 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The total income tax benefit recognized for share-based compensation arrangements was $0.6 million in 2007 and $0.2 million in 2006. We currently expect to satisfy share-based awards with registered shares available to be issued. As of December 29, 2007, there was $0.5 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted which is expected to be recognized in earnings straight-line over a weighted-average period of 1.7 years. As of December 29, 2007, there was $0.8 million of total unrecognized compensation cost related to non-vested restricted share awards. That cost is expected to be recognized in earnings straight-line over a weighted average period of 1.9 years.

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the 2006 Plan in 2006: dividend yield of 0%, expected volatility of 44.3%, risk-free interest rate of 5.2%, and expected life of 7 years.

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the 2006 Plan in 2007: dividend yield of 0%, expected volatility of 36.0%, risk-free interest rate of 4.7%, and expected life of 5 years.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) was issued in December 2007. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company in its fiscal year beginning January 1, 2009. The Company will apply the provisions of SFAS No. 141R to future acquisitions, if any.

Statement of Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”) was issued in December 31, 2007. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company in fiscal years beginning January 1, 2009. The adoption of SFAS No. 160 is not currently expected to have a material impact on the Company’s consolidated financial statements.

Emerging Issues Task Force issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award, (“Issue 06-11”) was issued in June 2007. Issue 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under Statement of Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”) and result in an income tax deduction for the employer. The Task Force reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards (as described in Statement 123(R)). The consensus in Issue 06-11 is effective for the Company for income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning January 1, 2008. The Company will apply the provisions of Issue 06-11 to future share-based payment awards, if any, should they contain dividend protection features.

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”) was issued in February 2007 and will become effective for the Company on January 1, 2008. SFAS No. 159 permits entities the option to measure many financial instruments and certain other items at fair value. Unrealized gains and losses in respect of assets and liabilities for which the fair value option has been elected will be reported in earnings. Selection of the fair value option is irrevocable and can be applied on a partial basis, i.e., to some but not all similar financial assets or liabilities. The Company is still evaluating its election options under SFAS No. 159 for any of its financial assets and liabilities for which SFAS No. 159 allows such an election to be made.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) was issued in September 2006 to increase consistency and comparability in fair value measurements and to expand their disclosures. The new standard includes a definition of fair value as well as a framework for measuring fair value. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective with fiscal years beginning after November 15, 2007 and should be applied prospectively, except for certain financial instruments where it must be applied retrospectively as a cumulative-effect adjustment to the balance of opening retained earnings in the year of adoption. In November 2007, the FASB agreed to a one-year deferral of SFAS No. 157’s fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The FASB also intends to clarify disclosure requirements about the fair-value measurements of pension plan assets by plan sponsors and will develop additional guidance on how SFAS No. 157 applies to measurements of liabilities. The Company is currently evaluating if the adoption of SFAS No. 157 will have a material impact on its financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Although we utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balance, all such agreements expire by February 2008. Based on debt outstanding at December 29, 2007, a 1% increase in interest rates would result in approximately $1.3 million of additional interest costs annually.

From time to time, we utilize derivative financial instruments to hedge price movements in our aluminum materials. As of December 29, 2007, we covered approximately 45% of our anticipated needs through August 2008. Short-term changes in the cost of aluminum, which can be significant, are sometimes passed on to our customers through price increases, however, there can be no guarantee that we will be able to continue to pass on such price increases to our customers or that price increases will not negatively impact sales volume, thereby adversely impacting operating margins. Based on 2007 purchases of aluminum, a 10% increase in the cost of aluminum would increase cost of sales by $2.6 million, net of the change in the fair value of aluminum hedges.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

PGT, Inc.

We have audited the accompanying consolidated balance sheets of PGT, Inc. and Subsidiary (the Company) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PGT, Inc. and Subsidiary at December 29, 2007 and December 30, 2006, and the consolidated results of their operations and their cash flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PGT, Inc.'s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Tampa, Florida

March 7, 2008

PGT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	$278,394	$371,598	$332,813
Cost of sales	187,389	229,867	209,475

Gross margin	91,005	141,731	123,338

Restructuring charge	1,696	—	—
Impairment charges	826	1,151	—
Stock compensation expense (includes expenses related to cost of sales and selling, general and administrative expenses of $5,069 and $21,829, respectively, during 2006 and $1,292 and $5,854, respectively, during 2005)	—	26,898	7,146
Write-off of trademark	—	—	7,200
Selling, general and administrative expenses	75,308	86,219	83,634

Income from operations	13,175	27,463	25,358

Interest expense, net	11,404	28,509	13,871
Other expenses (income), net	692	(178)	(286)

Income (loss) before income taxes	1,079	(868)	11,773

Income tax expense	456	101	3,910

Net income (loss)	$623	$(969)	$7,863

Net income (loss) per common share:
Basic	$0.02	$(0.05)	$0.50

Diluted	$0.02	$(0.05)	$0.45

Weighted average shares outstanding:
Basic	27,294	21,204	15,723

Diluted	28,338	21,204	17,299

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,479	$36,981
Accounts receivable, net	20,956	25,244
Inventories, net	9,223	11,161
Deferred income taxes, net	3,683	4,031
Other current assets	7,080	13,041

Total current assets	60,421	90,458

Property, plant and equipment, net	80,184	78,802
Other intangible assets, net	96,348	101,918
Goodwill	169,648	169,648
Other assets, net	1,264	1,968

Total assets	$407,865	$442,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,730	$2,776
Accrued liabilities	11,505	15,031
Current portion of long-term debt	332	420

Total current liabilities	15,567	18,227

Long-term debt	129,668	165,068
Deferred income taxes	48,927	51,217
Other liabilities	3,231	3,076

Total liabilities	197,393	237,588

Commitments and contingencies (Note 12)	—	—

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 27,732 and 27,078 shares issued and 27,620 and 26,999 shares outstanding at December 29, 2007 and December 31, 2006, respectively	276	270
Additional paid-in-capital	210,964	205,799
Accumulated other comprehensive (loss) income	(422)	106
Accumulated deficit	(346)	(969)

Total shareholders’ equity	210,472	205,206

Total liabilities and shareholders’ equity	$407,865	$442,794

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Cash flows from operating activities:
Net income (loss)	$623	$(969)	$7,863
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,418	9,871	7,503
Amortization	5,570	5,742	8,020
Stock-based compensation	1,479	592	—
Excess tax benefits from stock-based compensation plans	(1,762)	(5,375)	—
Amortization of deferred financing costs	724	7,205	1,285
Unrealized loss (gain) on derivative financial instruments	692	(176)	(221)
Deferred income taxes	(1,423)	3,715	(4,978)
Expense related to stock issuance	—	—	334
Impairment of Lexington facility	826	1,151	—
Write-off of trademark	—	—	7,200
Loss on disposal of assets	226	103	562
Change in operating assets and liabilities:			—
Accounts receivable	4,393	16,376	(18,197)
Inventories	1,874	2,820	(2,530)
Prepaid expenses and other current assets	4,243	(748)	893
Accounts payable and accrued liabilities	(3,063)	(10,128)	13,964

Net cash provided by operating activities	24,820	30,179	21,698

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,569)	(26,753)	(15,864)
Proceeds from sales of equipment and intangibles	43	109	261

Net cash used in investing activities	(10,526)	(26,644)	(15,603)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,930	1,311	—
Excess tax benefits from stock-based compensation plans	1,762	5,375	—
Proceeds from initial public offering	—	129,471	—
Proceeds from issuance of long-term debt	—	320,000	190,000
Net change in revolving line of credit	—	—	(2,000)
Payments of dividends	—	(83,484)	(20,000)
Payments of financing costs	—	(4,459)	(500)
Payments of long-term debt	(35,488)	(338,038)	(172,850)

Net cash (used in) provided by financing activities	(31,796)	30,176	(5,350)

Net (decrease) increase in cash and cash equivalents	(17,502)	33,711	745
Cash and cash equivalents at beginning of period	36,981	3,270	2,525

Cash and cash equivalents at end of period	$19,479	$36,981	$3,270

Supplemental cash flow information:
Interest paid	$12,034	$22,827	$11,643

Income taxes paid	$2,798	$1,242	$10,780

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

	Common stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2005	15,720,351	$157	$157,458	$6,992	$1,500	$166,107
Issuance of stock as compensation	29,132		334			334
Dividends paid			(5,145)	(14,855)		(20,000)
Comprehensive income:
Amortization of ineffective interest rate swap					(78)	(78)
Change in fair value of interest rate swaps, net of tax benefit of $248					465	465
Change in fair value of aluminum forward contracts, net of tax benefit of $1,202					1,880	1,880
Net income				7,863		7,863

Total comprehensive income						10,130

Balance at December 31, 2005	15,749,483	$157	$152,647	$—	$3,767	$156,571
Dividends paid			(83,484)			(83,484)
Initial public offering, net of offering costs	10,147,058	102	129,369			129,471
Stock-based compensation			592			592
Exercise of stock options, including tax benefit of $5,375 from the exercise of stock options	1,102,510	11	6,675			6,686
Comprehensive income:
Amortization of ineffective interest rate swap, net of tax benefit of $122					(191)	(191)
Change in fair value of interest rate swap, net of tax benefit of $34					(53)	(53)
Change in fair value of aluminum forward contracts, net of tax benefit of $2,185					(3,417)	(3,417)
Net loss				(969)		(969)

Total comprehensive loss						(4,630)

Balance at December 30, 2006	26,999,051	$270	$205,799	$(969)	$106	$205,206
Exercise of stock options, including tax benefit of $1,762 from the exercise of stock options	609,837	6	3,686			3,692
Vesting of restricted stock	11,208
Stock-based compensation			1,479			1,479
Comprehensive income:
Amortization of ineffective interest rate swap, net of tax benefit of $102					(159)	(159)
Change in fair value of interest rate swap, net of tax expense of $5					8	8
Change in fair value of aluminum forward contracts, net of tax benefit of $241					(377)	(377)
Net income				623		623

Total comprehensive income						95

Balance at December 29, 2007	27,620,096	$276	$210,964	$(346)	$(422)	$210,472

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

PGT, Inc. (“PGTI” or the “Company”) is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority of our Company’s sales are to customers in the state of Florida; however, our Company also sells its products in over 40 states, the Caribbean and in South and Central America. Products are sold through an authorized dealer and distributor network, which our Company approves.

Our Company was incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc. On February 15, 2006, our Company was renamed PGT, Inc. On January 29, 2004, our Company acquired 100% of the outstanding stock of PGT Holding Company, based in North Venice, Florida. Our Company has one manufacturing operation and one glass tempering and laminating plant in North Venice, Florida with additional manufacturing operations located in Salisbury, North Carolina and Lexington, North Carolina.

All references to PGTI or our Company apply to the consolidated financial statements of both PGT, Inc. and PGT Holding Company, unless otherwise noted.

2. Summary of Significant Accounting Policies

Fiscal period

Our Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The periods ended December 29, 2007, December 30, 2006 and December 31, 2005 each consisted of 52 weeks.

Principles of consolidation

The consolidated financial statements present the results of the operations, financial position and cash flows of PGTI and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment information

Our Company operates in one operating segment, the manufacture and sale of windows and doors.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates involved in applying our Company’s accounting policies are those that require management to make assumptions about matters that are uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period and would have a material impact on the presentation of PGTI’s financial condition, changes in financial condition or results of operations. Actual results could materially differ from those estimates.

Revenue recognition

PGTI recognizes revenue when we have a valid customer order with a fixed price has been received, the product has been delivered and accepted by the customer and collectibility is reasonably assured. Revenues are recognized net of allowances for discounts and estimated returns, which are estimated using historical experience.

Cost of sales

Cost of sales represents costs directly related to the production of our Company’s products. Primary costs include raw materials, direct labor, and manufacturing overhead. Manufacturing overhead and related expenses primarily include salaries, wages, employee benefits, utilities, maintenance, engineering and property taxes.

Shipping and handling costs

Handling costs incurred in the manufacturing process are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses and total $17.3 million, $22.2 million and $19.5 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Advertising

Our Company expenses advertising costs as incurred. Advertising expense included in selling, general and administrative expenses was $1.8 million, $3.9 million and $2.5 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Research and development costs

Our Company expenses research and development costs as incurred. Research and development costs included in selling, general and administrative expenses were $2.2 million, $1.9 million and $2.2 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

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

Accounts receivable consist of the following:

			December 29, 2007	December 30, 2006
			(In thousands)
Accounts receivable			$21,372	$26,187
Less: Allowance for doubtful accounts			(416)	(943)

			$20,956	$25,244

Allowance for Doubtful Accounts	Balance at Beginning of Period	Costs and expenses	Deductions(1)	Balance at End of Period
	(In thousands)
Year ended December 29, 2007	$943	$(160)	$(367)	$416
Year ended December 30, 2006	$2,450	$373	$(1,880)	$943
Year ended December 31, 2005	$559	$2,308	$(417)	$2,450

(1)	Represents uncollectible accounts charged against the allowance for doubtful accounts.

As of December 29, 2007 there was $0.3 million and as of December 30, 2006 there were $1.3 million of trade notes receivable for which there was an allowance of $0.2 million and $0.4 million, respectively, included in other current assets in the accompanying consolidated balance sheet.

Warranty expense

Our Company has warranty obligations with respect to most of our manufactured products. Warranty periods, which vary by product components, range from 1 to 10 years. However, the majority of the products sold have warranties on components which range from 1 to 3 years. The reserve for warranties is based on management’s assessment of the cost per service call and the number of service calls expected to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing company history and specific identification. In 2007, we refined our warranty calculation by adding certain data inputs to better reflect the decrease in sales. This change resulted in a decrease in our estimated warranty obligations as of December 29, 2007 of $0.5 million which had an approximate $0.3 million effect on net income, or $0.01 per diluted share. In 2005, the accrual for warranty increased over prior years as a result of a change in sales mix toward products that carry a higher replacement cost of materials and additional labor cost to service the product in the field. The following provides information with respect to our Company’s warranty accrual.

Accrued Warranty	Beginning of Period	Charged to Expense	Adjustments	Settlements	End of Period
(in thousands)
Year ended December 29, 2007	$4,934	$5,568	$(409)	$(5,107)	$4,986

Year ended December 30, 2006	$4,501	$5,581	$111	$(5,259)	$4,934

Year ended December 31, 2005	$2,863	$5,658	$223	$(4,243)	$4,501

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

Inventories consist of the following:

				December 29, 2007	December 30, 2006
				(In thousands)
Finished goods				$717	$1,109
Work in progress				654	880
Raw materials				8,595	10,297
Less: Reserve for obsolescence				(743)	(1,125)

				$9,223	$11,161

Reserve for Obsolescence		Balance at Beginning of Period	Costs and expenses	Deductions(1)	Balance at End of Period
	(In thousands)
Year ended December 29, 2007		$1,125	$361	$(743)	$743

Year ended December 30, 2006		$813	$534	$(222)	$1,125

Year ended December 31, 2005		$131	$1,930	$(1,248)	$813

(1)	Represents obsolete inventory charged against the reserve.

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

During 2006, we completed the relocation of our Lexington, North Carolina plant. We recorded impairment charges of $1.2 million in 2006 to adjust the carrying value of the Lexington real estate to its estimated fair value, less reasonable direct selling costs, which was included in selling, general and administrative expenses. At December 30, 2006, we classified the then carrying value of the real estate of $2.3 million at December 30, 2006 as held for sale, included within other current assets in the accompanying consolidated balance sheet as it was expected to be sold within the next fiscal year. In 2007, we recorded an additional impairment charge of $0.8 million to reflect a further decline in the market value. In December 2007, we reclassified the real estate as held and used when we made the decision to utilize the facility in order to produce a special-order product to be used in large-scale commercial projects in this facility and began depreciating the assets that comprise the Lexington real estate, the effect of which was not significant to results of operations in 2007. Their cost basis for depreciation purposes is the current carrying value of the Lexington real estate of $1.5 million, its fair value when reclassified which was lower than the initial carrying value less depreciation had it always been classified as held and used, and is classified within property, plant and equipment in the accompanying consolidated balance sheet as of December 29, 2007.

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

Capitalized software as of December 29, 2007 and December 30, 2006 was $10.2 million and $7.9 million, respectively. Accumulated amortization of capitalized software was $7.9 million and $6.9 million as of December 29, 2007 and December 30, 2006, respectively.

Depreciation expense for capitalized software was $1.0 million, $2.5 million and $2.4 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

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

Goodwill

The impairment evaluation for goodwill is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value determined using a discounted cash flow model, which would indicate that goodwill may be impaired. Second, if we determine that goodwill may be impaired, we compare the implied fair value of the goodwill determined by allocating our reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) to its carrying amount to determine if there is an impairment loss. We have one reporting unit. Our Company performs its impairment test as of the end of each fiscal year.

We performed our annual assessment of goodwill impairment as of December 29, 2007, which indicated that no impairment was present. The determination of fair value used in that assessment is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the Company. Estimated cash flows are sensitive to changes in the Florida housing market and changes in the economy among other things. Goodwill was $169.6 million as of December 29, 2007.

Other intangibles

The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future projected cost savings attributable to ownership of the intangible assets with indefinite lives which, for the Company, are our trademarks.

The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current PGTI operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. We performed our annual assessment of our trademarks, which are our only intangible assets not subject to amortization, as of December 29, 2007, which indicated that no impairment was present. The determination of fair value used in that assessment is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the Company. Estimated cash flows are sensitive to changes in the Florida housing market and changes in the economy among other things. Intangible assets not subject to amortization totaled $62.5 million as of December 29, 2007.

Deferred financing costs

Deferred financing costs are amortized using the effective interest method over the life of the debt instrument to which they relate. Unamortized deferred financing costs, included in other assets on the accompanying consolidated balance sheets, totaled $1.2 million and $2.0 million at December 29, 2007 and December 30, 2006, respectively. Amortization of deferred financing costs is included in interest expense in the accompanying consolidated statements of operations. There was $0.7 million, $7.2 million and $1.3 million of amortization for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. Included in amortization expense for the year ended December 29, 2007 is $0.4 million related to the prepayments of portions of our long-term debt during 2007 (Note 8). Included in amortization expense for the year ended December 30, 2006 is $4.6 million related to our February 2006 refinancing and $2.0 million related to the repayment of a portion of our long term debt in the third quarter of 2006 (Note 8). There was $10.1 million and $9.4 million in accumulated amortization related to these costs at December 29, 2007 and December 30, 2006, respectively.

Estimated amortization on deferred financing costs is as follows for future fiscal years:

(In thousands)
2008	$311
2009	303
2010	299
2011	296
2012	35

Total	$1,244

Derivative financial instruments

Our Company utilizes certain derivative instruments, from time to time, including interest rate swaps and forward contracts to manage variability in cash flow associated with interest rates and commodity market price risk exposure in the aluminum market. While our Company does not enter into derivatives for speculative purposes, upon termination of the hedging relationship, our Company may continue to hold such derivatives and record them at their fair value, with changes recorded in other expenses (income), net, in the accompanying consolidated statements of operations.

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

PGTI maintains its cash with financial institutions. The balances, at times, may exceed federally insured limits. At December 29, 2007 and December 30, 2006, our Company’s balances exceeded the insured limit by approximately $20.0 million and $37.8 million, respectively.

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

Stock compensation

We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), on January 1, 2006. This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS No. 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We have adopted SFAS No. 123(R) on a prospective basis; accordingly, our financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method. Our awards vest based only on service conditions and compensation expense is recognized on a straight-line basis for each separately vesting portion of an award. We recorded compensation expense for stock based awards of $1.5 million before income tax, or $0.03 per diluted share after tax effect, in the year ended December 29, 2007 and $0.6 million before tax, or $0.02 per diluted share after-tax effect, in the year ended December 30, 2006.

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

Stock options granted prior to our Company’s initial public offering (see Note 15) were valued using the minimum value method in the pro-forma disclosures required by SFAS No. 123. The minimum value method excludes volatility in the calculation of fair value of stock based compensation. In accordance with SFAS No. 123(R), options that were valued using the minimum value method, for purposes of pro forma disclosure under SFAS No. 123, must be transitioned to SFAS No. 123(R) using the prospective method. As a result, these options will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards in the income statement, which for our Company was APB No. 25. Accordingly, the adoption of SFAS No. 123(R) did not result in any compensation cost being recognized for these options. Additionally, pro forma information previously required under SFAS No. 123 and SFAS No. 148 will no longer be presented for these options.

Income and other taxes

Our Company accounts for income taxes utilizing the liability method described in SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109 deferred income taxes are recorded to reflect consequences on future years of differences between financial reporting and the tax basis of assets and liabilities measured using the enacted statutory tax rates and tax laws applicable to the periods in which differences are expected to affect taxable earnings. The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, on January 1, 2007. We did not recognize any material liability for unrecognized tax benefits in conjunction with our FIN 48 implementation. However, should we accrue for such liabilities when and if they arise in the future we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

Sales taxes collected from customers have been recorded on a net basis.

Net income (loss) per common share

Net income (loss) per common share (“EPS”) is calculated in accordance with SFAS No. 128, “Earnings per Share,” which requires the presentation of basic and dilutive earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Our Company’s weighted average shares outstanding excludes underlying options of 2.0 million, 1.8 million and 0.2 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively, because their effects were anti-dilutive.

The Table below presents a reconciliation of weighted average common shares, in thousands, used in the calculation of basic and diluted EPS for our Company:

	Year Ended
(in thousands, except per share amounts)	December 29, 2007	December 30, 2006	December 31, 2005
Numerator:
Net income (loss)	$623	$(969)	$7,863

Denominator:
Weighted-average common shares—Basic	27,294	21,204	15,723
Add: Dilutive effect of stock compensation plans	1,044	—	1,576

Weighted-average common shares—Diluted	28,338	21,204	17,299

Net income (loss) per common share:
Basic	$0.02	$(0.05)	$0.50

Diluted	$0.02	$(0.05)	$0.45

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Recently Issued Accounting Pronouncements

Statement of Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) was issued in December 2007. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company in its fiscal year beginning January 1, 2009. The Company will apply the provisions of SFAS No. 141R to future acquisitions, if any.

Statement of Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”) was issued in December 31, 2007. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company in fiscal years beginning January 1, 2009. The adoption of SFAS No. 160 is not currently expected to have a material impact on the Company’s consolidated financial statements.

Emerging Issues Task Force issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award, (“Issue 06-11”) was issued in June 2007. Issue 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under Statement of Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”) and result in an income tax deduction for the employer. The Task Force reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards (as described in Statement 123(R)). The consensus in Issue 06-11 is effective for the Company for income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning January 1, 2008. The Company will apply the provisions of Issue 06-11 to future share-based payment awards, if any, should they contain dividend protection features.

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”) was issued in February 2007 and will become effective for the Company on January 1, 2008. SFAS No. 159 permits entities the option to measure many financial instruments and certain other items at fair value. Unrealized gains and losses in respect of assets and liabilities for which the fair value option has been elected will be reported in earnings. Selection of the fair value option is irrevocable and can be applied on a partial basis, i.e., to some but not all similar financial assets or liabilities. The Company is still evaluating its election options under SFAS No. 159 for any of its financial assets and liabilities for which SFAS No. 159 allows such an election to be made.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) was issued in September 2006 to increase consistency and comparability in fair value measurements and to expand their disclosures. The new standard includes a definition of fair value as well as a framework for measuring fair value. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective with fiscal years beginning after November 15, 2007 and should be applied prospectively, except for certain financial instruments where it must be applied retrospectively as a cumulative-effect adjustment to the balance of opening retained earnings in the year of adoption. In November 2007, the FASB agreed to a one-year deferral of SFAS No. 157’s fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The FASB also intends to clarify disclosure requirements about the fair-value measurements of pension plan assets by plan sponsors and will develop additional guidance on how SFAS No. 157 applies to measurements of liabilities. The Company is currently evaluating if the adoption of SFAS No. 157 will have a material impact on its financial statements.

4. Restructuring

On October 25, 2007, we announced a restructuring of the Company as a result of an in-depth analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in indirect workforce (overhead) of approximately 17%, which equated to approximately 8% of the Company’s then overall employee population, and included employees at both its Venice, Florida and Salisbury, North Carolina locations. The Company believes this restructuring is essential to streamline operations, as well as improve processes to drive new product development and sales. As a result of the restructuring, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of 2007 of which $0.7 million is classified within cost of goods sold in the accompanying statement of operations for the year ended December 29, 2007. The charge related primarily to employee separation costs. Of the $2.4 million charge, $1.5 million of cash had been disbursed as of December 29, 2007. The remaining $0.9 million is classified within accrued liabilities in the accompanying consolidated balance sheet as of December 29, 2007 (Note 7) and is expected to be disbursed in 2008.

5. Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of:

	December 29, 2007	December 30, 2006
	(In thousands)
Land	$4,029	$3,604
Buildings and improvements	48,132	44,136
Machinery and equipment	41,275	34,023
Vehicles	5,334	4,786
Software	10,205	7,942
Construction in progress	3,122	6,322

	112,097	100,813
Less accumulated depreciation	(31,913)	(22,011)

	$80,184	$78,802

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets are as follows as of:

	December 29, 2007	December 30, 2006	Useful Life (in years)
	(in thousands)
Goodwill	$169,648	$169,648	indefinite

Other intangible assets:
Trademarks	$62,500	$62,500	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(21,852)	(16,282)

Subtotal	33,848	39,418

Other intangible assets, net	$96,348	$101,918

The trademarks purchased by our Company during the PGT Holding Company acquisition included PGT/Visibly Better, WinGuard, Eze-Breeze and NatureScape . As a result of declining margins and a shift in our manufacturing focus, our Company made the decision to sell the NatureScape product line during the fourth quarter of 2005. The sale, which closed on February 20, 2006, included the sale of the trademark. Accordingly, the trademark, which was recorded at $7.3 million at January 1, 2005, was written down to its net realizable value of $100,000 at December 31, 2005.

There were no changes in the net carrying amount of goodwill for the years ended December 29, 2007, December 30, 2006 and December 31, 2005. The amount of goodwill deductible for tax purposes is $80.3 million.

Estimated amortization on intangible assets is as follows for future fiscal years:

(In thousands)
2008	$5,570
2009	5,570
2010	5,570
2011	5,570
2012	5,570
Thereafter	5,998

Total	$33,848

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 29, 2007	December 30, 2006
	(In thousands)
Accrued warranty	$3,376	$3,571
Accrued interest	490	1,615
Accrued payroll and benefits	3,686	5,653
Accrued restructuring costs	850	—
Fair value of derivative financial instruments	730	87
Accrued health claims insurance payable	995	1,669
Other	1,378	2,436

	$11,505	$15,031

Other accrued liabilities are comprised primarily of unearned revenue related to customer deposits and non-income tax accruals, primarily payroll and state sales tax.

8. Long-Term Debt

Long-term debt consists of the following:

	December 29, 2007	December 30, 2006
	(In thousands)
Tranche A2 term note payable to a bank in quarterly installments of $420,019 beginning November 14, 2007 through November 14, 2011. A lump sum payment of $158.3 million is due on February 14, 2012. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At December 30, 2006, the rate was 5.38% plus a margin of 3.00%.	$—	$165,488
Tranche A2 term note payable to a bank in quarterly installments of $331,633 beginning November 14, 2008 through November 14, 2011. A lump sum payment of $125.7 million is due on February 14, 2012. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At December 29, 2007, the average rate was 5.38% plus a margin of 3.00%.	130,000	—

	130,000	165,488
Less current portion of long-term debt	(332)	(420)

	$129,668	$165,068

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

On February 14, 2006, our Company entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of December 29, 2007 there was $25.3 million available under the revolving credit facility.

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

Contractual future maturities of long-term debt outstanding as of December 29, 2007 are as follows (in thousands):

2008	$332
2009	1,327
2010	1,327
2011	1,327
2012	125,687

Total	$130,000

During the third quarter of 2006, we repaid $154.0 million of long term debt, including full repayment of the $115 million second lien term note, through the use of the proceeds generated from our IPO and cash on hand. In connection with this repayment, we incurred $2.3 million in prepayment penalties and expensed $2.0 million of unamortized deferred financing costs recorded in interest expense in the consolidated statement of operations for the year ended December 30, 2006. The Company made additional prepayments during 2007 totaling $35.5 million, including $20.0 million in February 2007, $5.0 million in June 2007, $4.5 million in July 2007 and $6.0 million in September 2007. In connection with these prepayments, we expensed a total of $0.4 million of unamortized deferred financing costs recorded in interest expense in the consolidated statement of operations for the year ended December 29, 2007. These prepayments had the effect of reducing our mandatory principal payments on our first lien term loan from $1.7 million to $0.3 million in 2008, from $1.7 million to $1.3 million in 2009 through 2011, and the final lump sum payment due in 2012 from $158.3 million to $125.7 million.

On an annual basis, our Company is required to compute excess cash flow, as defined in our credit and security agreement with the bank. In periods where there is excess cash flow, our Company is required to make prepayments in an aggregate principal amount determined through reference to a grid based on the leverage ratio. No such prepayments were required for the year ended December 29, 2007. The term note and line of credit require that our Company also maintain compliance with certain restrictive financial covenants, the most restrictive of which requires our Company to maintain a total leverage ratio, as defined in the debt agreement, of not greater than certain predetermined amounts. Failure of our Company to comply with any restrictive covenant gives the bank the right to accelerate the repayment of the term note and line of credit. Our Company believes that we are in compliance with all restrictive financial covenants.

9. Interest Expense

Interest expense, net consisted of the following (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Long-term debt	$11,291	$22,141	$12,495
Debt fees	425	781	397
Amortization of deferred financing costs	724	7,205	1,285
Short-term debt	—	—	120
Interest income	(807)	(1,054)	(122)

Interest expense	11,633	29,073	14,175
Capitalized interest	(229)	(564)	(304)

Interest expense, net	$11,404	$28,509	$13,871

10. Derivative Financial Instruments

On October 29, 2004, our Company entered into a three-year interest rate swap agreement with a notional amount of $33.5 million that was designated as a cash flow hedge and effectively converted a portion of the floating rate debt to a fixed rate of 3.53%. Since all of the critical terms of the swap exactly matched those of the hedged debt, no ineffectiveness was identified in the hedging relationship. Consequently, all changes in fair value were recorded as a component of other comprehensive income. Our Company periodically determined the effectiveness of the swap by determining that the critical terms still matched, determining that the future interest payments were still probable of occurrence, and evaluating the likelihood of the counterparty’s compliance with the terms of the swap. The fair value of the interest rate swap agreement of $0.6 million as of December 30, 2006, recorded in other assets in the accompanying consolidated balance sheet as of December 30, 2006, was recognized as other expense in the accompanying consolidated statement of operations in 2007.

Also on October 29, 2004, our Company entered into a three-year interest rate cap agreement with a notional amount of $33.5 million that protected an additional portion of the variable rate debt from an increase in the floating rate to greater than 4.5%. Our Company designated the cap as a cash flow hedge since changes in the intrinsic value of the cap were expected to be highly effective in offsetting the changes in cash flow attributable to fluctuations in interest rates. The time value of the cap was considered inherently ineffective and changes in its value were recorded in other (income) expense, net, as they occurred. Changes in the intrinsic value of the cap were not significant in 2006 and 2005. The fair value of the interest rate cap agreement of $0.3 million as of December 30, 2006, recorded in other assets in the accompanying consolidated balance sheet as of December 30, 2006, was recognized as other expense in the accompanying consolidated statement of operations in 2007.

On September 19, 2005, the hedging relationships involving the interest rate swap and cap agreements were terminated as a result of changes made to the terms of the credit agreement. Accordingly, the changes in fair value of the swap and cap from that point are recorded in other (income) expense, net, and the accumulated balance for the interest rate swap agreement included in other comprehensive income at the time of ineffectiveness of $0.7 million was being amortized into earnings over the remaining life of the agreement. At December 30, 2006, there was $0.2 million remaining to be amortized, in accumulated other comprehensive income, which was recognized as other income in the accompanying consolidated statement of operations in 2007. The interest rate swap and cap agreements expired in October 2007.

On April 14, 2006, our Company entered into a two-year interest rate swap agreement with a notional amount of $61.0 million that was designated as a cash flow hedge and effectively converted a portion of the floating rate debt to a fixed rate of 5.345%. Since all of the critical terms of the swap exactly matched those of the hedged debt, no ineffectiveness was identified in the hedging relationship. Consequently, all changes in fair value are recorded as a component of other comprehensive income. Our Company periodically determines the effectiveness of the swap by determining that the critical terms still match, determining that the future interest payments are still probable of occurrence, and evaluating the likelihood of the counterparty’s compliance with the terms of the swap. The fair value of the interest rate swap agreement was $0.1 million as of December 29, 2007 and December 30, 2006, and is recorded in accrued liabilities in the accompanying consolidated balance sheets as of those dates.

Our Company enters into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion it uses in production. At December 29, 2007, we had 22 outstanding forward contracts for the purchase of 5.4 million pounds of aluminum at an average price of $1.22 per pound with maturity dates of between one month and eight months through August 2008. These contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum. These aluminum hedges had a fair value of $0.7 million at December 29, 2007, classified within accrued liabilities in the accompanying consolidated balance sheet. Our overall aluminum hedge program qualifies as highly effective for reporting purposes. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. During the years ended December 29, 2007, December 30, 2006 and December 31, 2005 the ineffective portion of the hedging instruments was not significant. The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive income, net of tax, is $0.4 million as of December 29, 2007, all of which is expected to be reclassified to earnings in 2008.

11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary difference between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our Company’s net deferred tax liability are as follows as of:

	December 29, 2007	December 30, 2006
	(In thousands)
Deferred tax assets:
Accrued warranty	$1,944	$1,924
Allowance for doubtful accounts	579	1,089
State tax credits	232	175
Other accruals	1,396	1,536
Reserve for obsolescence	829	834
State net operating loss carryforwards	423	449
Derivative financial instruments	285	—
Compensation expense	745	231

Total deferred tax assets	6,433	6,238

Deferred tax liabilities:
Intangible assets	(45,731)	(45,813)
Property, plant and equipment	(5,946)	(7,314)
Derivative financial instruments	—	(297)

Total deferred tax liabilities	(51,677)	(53,424)

Net deferred tax liability	$(45,244)	$(47,186)

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Current:
Federal	$1,729	$(3,604)	$7,497
State	150	(10)	1,391

	1,879	(3,614)	8,888

Deferred:
Federal	(1,337)	3,157	(3,817)
State	(86)	558	(1,161)

	(1,423)	3,715	(4,978)

Income tax expense	$456	$101	$3,910

A reconciliation of the statutory federal income tax rate to our Company’s effective rate is provided below:

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Statutory federal income tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal income tax benefit	4.0	(4.0)	4.0
Non-deductible expenses	7.1	7.6	0.4
State tax credits	(4.9)	48.7	(4.8)
Manufacturing deduction	(1.5)	—	(2.2)
Other	2.6	(5.7)	0.8

	42.3%	11.6%	33.2%

Our effective combined federal and state tax rate was 42.3%, 11.6% and 33.2% for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. The 11.6% effective tax rate on a loss of $0.9 million in the year ended December 30, 2006 resulted from a change in the recognition of state tax credits in North Carolina. These credits are now recognized in the year in which they are made available for deduction. Previously, we recognized these credits in the year in which they were generated. This change resulted in an unfavorable adjustment to our tax expense of $0.4 million. Without this adjustment our tax rate would have been a benefit of 37.0% for 2006.

Our Company has $10.5 million of state operating loss carryforwards expiring at various dates through 2026.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. We did not recognize any material liability for unrecognized tax benefits in conjunction with our FIN 48 implementation and there were no changes to our unrecognized tax benefits during the current year. However, should we accrue for such liabilities when and if they arise in the future we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

12. Commitments and Contingencies

Our Company leases production equipment, vehicles, computer equipment, storage units and office equipment under operating leases expiring at various times through 2014. Lease expense was $3.3 million, $3.0 million and $2.3 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. Future minimum lease commitments for non-cancelable operating leases are as follows at December 29, 2007 (in thousands):

2008	$2,212
2009	1,152
2010	750
2011	349
Thereafter	318

Total	$4,781

Our Company, through the terms of certain of its leases, has the option to purchase the leased equipment for cash in an amount equal to its then fair market value plus all applicable taxes.

Our Company is obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If these programs were cancelled by our Company, we would be required to pay $2.5 million for various materials. During the years ended December 29, 2007, December 30, 2006 and December 31, 2005, we made purchases under these programs totaling $92.1 million, $127.7 million and $120.3 million, respectively.

At December 29, 2007, our Company had $4.7 million in standby letters of credit related to its worker’s compensation insurance coverage and commitments to purchase equipment of $0.5 million.

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

13. Employee Benefit Plan

Our Company has a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. Through the end of 2007, our Company agreed to make matching contributions of 100% of the employee’s contribution up to 3% of the employee’s salary. Effective the first day of the Company’s 2008 fiscal year, the Company suspended the matching contributions portion of the 401(k) plan. Company contributions and earnings thereon vest at the rate of 20% per year of service with our Company when at least 1,000 hours are worked within the Plan year. Our Company recognized expense of $1.9 million, $1.9 million and $1.7 million in the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

14. Related Parties

Prior to our Initial Public Offering, the Company paid a management fee to JLL Partners, Inc., which is related to our Company’s majority shareholder, JLL Partners Fund IV L.P., of approximately $1.4 million and $1.8 million for the years ended December 30, 2006 and December 31, 2005, respectively. These amounts are recorded in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Effective on the date of the Initial Public Offering, the management fee was terminated.

In the ordinary course of business, we sell windows to Builders FirstSource, Inc., a company controlled by affiliates of JLL Partners, Inc. One of our directors, Floyd F. Sherman, is the president, chief executive officer, and a director of Builders FirstSource, Inc. In addition, Ramsey A. Frank, Brett N. Milgrim, and Paul S. Levy are directors of Builders FirstSource, Inc. Total net sales to Builders FirstSource, Inc. were $2.7 million, $4.7 million and $2.6 million in the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. As of December 29, 2007 and December 30, 2006 there was $0.3 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

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

Special Cash Dividends

In February 2006, our Company paid a special cash dividend to our stockholders of $83.5 million, or $5.30 per share. In connection with the payment of this dividend, our Company also made a compensatory cash payment of $26.9 million to stock option holders (including applicable payroll taxes of $0.5 million) in-lieu of adjusting exercise prices that was recorded as stock compensation expense in the accompanying consolidated statement of operations for the year ended December 30, 2006.

In September 2005, our Company paid a special cash dividend to our stockholders of $20.0 million, or $1.27 per share. In connection with the payment of this dividend, our Company also made a compensatory cash payment of $6.6 million to stock option holders (including applicable payroll taxes of $0.2 million) in-lieu of adjusting exercise prices that was recorded as stock compensation expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

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

Also in conjunction with the acquisition, our Company granted 1.6 million option shares to key employees. These options have a ten-year life, fully vest after five years and have an accelerated vesting based on achievement of certain financial targets over three years, with an exercise price of $8.64 per share. On July 5, 2005, and November 30, 2005, our Company granted to key employees 0.5 million and 0.2 million option shares, respectively. These options have a ten-year life, fully vest after five years, and have accelerated vesting based on certain financial targets over three years, with an exercise price of $8.64 and $12.84 per share, respectively. There were 36,413 shares of restricted stock granted under the 2004 Plan during 2006. There were 137,095 shares available for grant under the 2004 Plan at December 30, 2006. No options or restricted share awards were granted under the 2004 Plan during 2007. There were 332,275 shares available for grant under the 2004 Plan at December 29, 2007.

On June 5, 2006, our Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) whereby equity-based awards may be granted by the Board to eligible non-employee directors, selected officers and other employees, advisors and consultants of our Company. There were 172,138 options and 42,623 shares of restricted stock granted under the 2006 Plan during 2006. There were 2,785,239 shares available for grant under the 2006 Plan at December 30, 2006. There were 161,071 options and 46,503 restricted shares granted under the 2006 Plan during 2007. There were 2,622,125 shares available for grant under the 2006 Plan at December 29, 2007.

The compensation cost that was charged against income for stock compensation plans was $1.5 million in 2007 and $0.6 million for 2006 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The total income tax benefit recognized for share-based compensation arrangements was $0.6 million in 2007 and $0.2 million in 2006. We currently expect to satisfy share-based awards with registered shares available to be issued.

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the 2006 Plan in the following years:

2007: dividend yield of 0%, expected volatility of 36.0%, risk-free interest rate of 4.7%, and expected life of 5 years.

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

Stock Options

A summary of the status of our Company’s stock options as of December 29, 2007, and the changes during 2007 and 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	4,982,283	$4.43
Granted	172,138	$14.00
Exercised	(1,102,511)	$1.19
Forfeited/Expired	(43,746)	$8.64

Outstanding at December 30, 2006	4,008,164	$5.69
Granted	161,071	$12.65
Exercised	(609,837)	$3.16
Forfeited/Expired	(237,257)	$9.53

Outstanding at December 29, 2007	3,322,141	$6.21

Exercisable at December 29, 2007	2,319,449	$4.51

Exercisable at December 30, 2006	2,481,947	$3.25

The following table summarizes information about employee stock options outstanding at December 29, 2007 (dollars in thousands, except per share amounts):

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value
$ 0.38	6.1 Years	530,013	$2,359	530,013	$2,359
$ 1.51	6.1 Years	815,742	2,708	815,742	2,708
$ 8.64	6.4 Years	1,501,198	—	842,691	—
$12.84	7.9 Years	184,057	—	73,622	—
$14.00	8.5 Years	141,242	—	57,381	—
$12.77	9.2 Years	132,748	—	—	—
$12.80	9.2 Years	9,423	—	—	—
$10.15	9.6 Years	7,718	—	—	—

		3,322,141	$5,067	2,319,449	$5,067

The weighted-average fair value of options granted during the fiscal years ended December 29, 2007 and December 30, 2006 was $5.00 and $6.61, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of December 29, 2007 was $5.1 million and $5.1 million, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of December 30, 2006 was $27.8 million and $23.3 million, respectively. The total fair value of options vested during the fiscal years ended December 29, 2007 and December 30, 2006 was $0.4 million and $0.3 million, respectively.

For the fiscal year ended December 29, 2007, we received $1.9 million in proceeds from the exercise of 609,837 stock options for which the tax benefit realized was $1.8 million. The aggregate intrinsic value of stock options exercised during the fiscal years ended December 29, 2007 was $4.5 million. For the fiscal year ended December 30, 2006, we received $1.3 million in proceeds from the exercise of 1,102,510 stock options for which the tax benefit realized was $5.4 million. The aggregate intrinsic value of stock options exercised during the fiscal years ended December 30, 2006 was $12.6 million. There were no options exercised during the fiscal year ended December 31, 2005.

As of December 29, 2007, there was $0.5 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted which is expected to be recognized in earnings straight-line over a weighted-average period of 1.7 years.

The Repricing

On March 6, 2008, the board of directors of the Company approved, subject to the approval of the Company’s stockholders, the cancellation and termination of the option agreements (collectively, the “Current Option Agreements”) of certain employees of the Company, including Jeffrey T. Jackson, Chief Financial Officer and Treasurer of the Company, and Mario Ferrucci III, Vice President, Corporate Counsel, and Secretary of the Company (collectively, the “Designated Employees”), and the grant of replacement options under the Company’s 2006 Equity Incentive Plan, in each case to be entered into by the Company and each such Designated Employee pursuant to a PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (the “Replacement Option Agreement”).

The board of directors of the Company determined that, as a result of economic conditions that have adversely affected the Company and the industry in which the Company competes, the options held by the Designated Employees had exercise prices that were significantly above the current market price of the Company’s common stock and that the grants of replacement options would help the Company to retain and provide additional incentive to such Designated Employees and align their interests with those of the Company’s stockholders.

Pursuant to the terms of the Replacement Option Agreement executed on March 6, 2008, by each of the Designated Employees, the grant of replacement options is conditioned upon the approval of the Company’s stockholders at a duly called annual or special meeting. If the grant of replacement options and the cancellation and termination of the Current Option Agreements fail to be approved by the Company’s stockholders on or prior to September 30, 2008, the Replacement Option Agreements will automatically expire without further action of the parties and become null and void, and the Current Option Agreements will be reinstated and continue in full force and effect.

The replacement options have an exercise price of $3.09 per share, which is the closing price on the NASDAQ Global Market of the Company’s common stock on March 5, 2008, the day before the date on which the board of directors of the Company granted the replacement options and the Designated Employees executed the Replacement Option Agreements. The replacement options are exercisable with respect to one third of the shares (rounded to the nearest whole share) on each of the first, second, and third anniversaries of March 6, 2008. The replacement options expire on March 6, 2015.

Mr. Jackson was granted an option to purchase an aggregate of 152,675 shares of the Company’s common stock at an exercise price of $3.09 per share. In connection therewith, Mr. Jackson’s option to purchase 115,863 shares of the Company’s common stock at an exercise price of $12.84 per share and his option to purchase 36,812 shares of the Company’s common stock at an exercise price of $12.77 per share were cancelled and terminated, subject to approval of the Company’s stockholders.

Mr. Ferrucci was granted an option to purchase an aggregate of 53,984 shares of the Company’s common stock at an exercise price of $3.09 per share. In connection therewith, Mr. Ferrucci’s option to purchase 36,414 shares of the Company’s common stock at an exercise price of $14.00 per share and his option to purchase 17,570 shares of the Company’s common stock at an exercise price of $12.77 per share were cancelled and terminated, subject to approval of the Company’s stockholders.

Non-Vested Restricted Share Awards

On June 27, 2006, our Company granted non-vested restricted stock to three employees and three directors. The directors’ awards vest in equal annual installments over three years and the employees’ awards fully vest in three years, each assuming continued service to the Company. The fair market value of the award at the time of the grant is amortized as expense over the period of vesting. Recipients of restricted shares possess all incidents of ownership of such restricted shares, including the right to receive dividends with respect to such shares and the right to vote such shares. The fair value of restricted share awards is determined based on the market value of our Company’s shares on the grant date. During the year ended December 30, 2006, we granted 79,036 share awards (of which 33,623 shares were granted to non-employee directors) at a weighted average fair value of $14.01 per share. During the year ended December 29, 2007, we granted 46,503 restricted share awards (of which 11,823 shares were granted to a non-employee director) at a weighted average fair value of $11.99 per share.

A summary of the status of non-vested restricted share awards as of December 29, 2007 and changes during the year then ended are presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 30, 2006	79,036	$14.01
Granted	46,503	$11.99
Vested	(11,208)	$14.34
Forfeited/Expired	(2,382)	$12.77

Outstanding at December 29, 2007	111,949	$13.16

As of December 29, 2007, there was $0.8 million of total unrecognized compensation cost related to non-vested restricted share awards. That cost is expected to be recognized in earnings straight-line over a weighted average period of 1.9 years.

17. Sales by Product Group

Sales by product group are as follows:

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
(dollars in millions)
Product category:
WinGuard Windows and Doors	$189.7	$241.1	$186.2
Other Window and Door Products	88.7	130.5	146.6

Total net sales	$278.4	$371.6	$332.8

18.	Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2007 and 2006 (in thousands, except per share amounts):

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales (as adjusted)	$72,602	$79,403	$72,054	$54,335
Net sales (previously reported)	72,675	79,707	72,229	N/A
Gross profit	24,699	28,719	22,877	14,710
Net income (loss)	801	2,785	1,069	(4,032)
Net income (loss) per share – basic	$0.03	$0.10	$0.04	$(0.15)
Net income (loss) per share – diluted	$0.03	$0.10	$0.04	$(0.15)
Items included in the determination of net income (loss) that may affect comparability, before tax effect:
Impairment charge	$—	$(826)	$—	$—
Restructuring charge	—	—	—	(2,375)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$96,355	$108,689	$98,324	$68,230
Gross profit	35,721	47,110	39,235	19,665
Net income (loss)	(14,076)	10,024	5,074	(1,991)
Net income (loss) per share – basic	$(0.89)	$0.62	$0.20	$(0.07)
Net income (loss) per share – diluted	$(0.89)	$0.55	$0.18	$(0.07)
Items included in the determination of net income (loss) that may affect comparability, before tax effect:
Stock compensation expense related to dividends paid	$(26,898)	$—	$—	$—
Write-off of unamortized debt issuance costs	(4,617)	—	(2,009)	—
Management fee	(461)	(973)	—	—
Debt prepayment penalty	—	—	(2,300)	—
Impairment charge	—	—	—	(1,151)

Net sales for the first, second and third quarters of 2007, as adjusted, differ from previously reported amounts in the Company’s Quarterly Reports in Form 10-Q due to the reclassification in the fourth quarter of 2007 of customer promotions to be a reduction of gross sales. Such amounts had been classified as a component of selling, general and administrative expenses. Customer promotions in 2006 were insignificant. In accordance with SFAS 128 earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share. Each of our Company’s fiscal quarters above consists of 13 weeks and ended on the last Saturday of the 13 week period.

19. Recent Development (Unaudited)

On March 4, 2008, we announced a restructuring of the Company as a result of continued analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in the Company’s workforce of approximately 17% and included employees at both its Venice, Florida and Salisbury, North Carolina locations. As a result of the restructuring, the Company expects to record an estimated restructuring charge of approximately $1.9 million in the first quarter of 2008. No amounts related to this restructuring have been accrued in the accompanying consolidated financial statements as of and for the year ended December 29, 2007.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective and designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Although the management of our Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

The management of PGT, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of

December 29, 2007. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 29, 2007.

During the three months ended December 29, 2007, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report, which follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

PGT, Inc.

We have audited PGT, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PGT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PGT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 of PGT, Inc. and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Tampa, Florida

March 7, 2008

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders under the captions “Proposal 1 — Election of Directors,” “Information Regarding the Board and its Committees,” “Corporate Governance —Director Nomination Process,” “Corporate Governance —Code of Business Conduct and Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference to Item 4 of this Annual Report on Form 10-K.

Code of Business Conduct and Ethics

PGT, Inc. and its subsidiary endeavor to do business according to the highest ethical and legal standards, complying with both the letter and spirit of the law. Our board of directors has approved a Code of Business Conduct and Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees. Our Code of Business Conduct and Ethics is administered by a Compliance Committee made up of representatives from our legal, human resources and accounting departments.

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

Both of these policies can be found on the governance section of our corporate website at: http://pgtinc.com.

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

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders under the captions “Executive Compensation,” “Retirement Plans,” “Employment Agreements and Change in Control Agreements,” “Information Regarding the Board and its Committees —Information on the Compensation of Directors,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders under the caption “Proposal 2 — Ratification of Selection of Auditors — Fees Paid to Ernst & Young LLP,” which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) See the index to consolidated financial statements and schedule provided in Item 8 for a list of the financial statements filed as part of this report.

(2) Financial statement schedules are omitted because they are either not applicable or not material.

(3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

3.2	Form of Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K of the Company, filed with the Securities and Exchange Commission on December 6, 2007, File No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2	Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

4.3	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1	Second Amended and Restated Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.3	Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.5	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

Exhibit Number	Description

10.7	Form of PGT, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)
10.9	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Rodney Hershberger (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10	Employment Agreement, dated November 1, 2005, between PGT Industries, Inc. and Herman Moore (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.11	Employment Agreement, dated November 28, 2005, between PGT Industries, Inc. and Jeffrey T. Jackson (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.12	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Deborah L. LaPinska (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.13	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and B. Wayne Varnadore (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.14	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and David McCutcheon (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.15	Employment Agreement, dated July 8, 2004, between PGT Industries, Inc. and Ken Hilliard (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.16	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Linda Gavit (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.17	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.18	Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

Exhibit Number	Description

10.19	Employment Agreement, dated April 10, 2006, between PGT Industries, Inc. and Mario Ferrucci III (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

10.20	Supply Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated January 1, 2006, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.20 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.21	Supplier Agreement between Indalex, Inc. and PGT Industries, Inc., dated February 1, 2007 (incorporated herein by reference to exhibit 10.21 to the Annual Report on Form 10-K of the Company as filed with the Securities and Exchange Commission on March 21, 2007, File No. 000-52059)

10.23	Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.24	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.25	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.26

Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement o

f the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.27	Employment Agreement, dated October 24, 2006, between PGT, Inc. and Mary J. Kotler (incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2006, Registration No. 000-52059)

10.28*	Employment Separation, General Release of Legal Rights and Consulting Agreement, dated December 31, 2007, between PGT, Inc. and Herman W. Moore III

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: March 7, 2008	/s/ RODNEY HERSHBERGER
Rodney Hershberger
President and Chief Executive Officer

Date: March 7, 2008	/s/ JEFFREY T. JACKSON
Jeffrey T. Jackson
Chief Financial Officer and Treasurer

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

Signature	Title	Date

/S/ RODNEY HERSHBERGER Rodney Hershberger	President and Chief Executive Officer (Principal Executive Officer and Director)	March 7, 2008

/S/ JEFFREY T. JACKSON Jeffrey T. Jackson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2008

/S/ PAUL S. LEVY Paul S. Levy	Chairman and Director	March 7, 2008

/S/ ALEXANDER R. CASTALDI Alexander R. Castaldi	Director	March 7, 2008

/S/ RICHARD D. FEINTUCH Richard D. Feintuch	Director	March 7, 2008

/S/ M. JOSEPH MCHUGH M. Joseph McHugh	Director	March 7, 2008

/S/ FLOYD F. SHERMAN Floyd F. Sherman	Director	March 7, 2008

/S/ RANDY L. WHITE Randy L. White	Director	March 7, 2008

/S/ BRETT N. MILGRIM Brett N. Milgrim	Director	March 7, 2008

/S/ WILLIAM J. MORGAN William J. Morgan	Director	March 7, 2008

/S/ DANIEL AGROSKIN Daniel Agroskin	Director	March 7, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

3.2	Form of Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K of the Company, filed with the Securities and Exchange Commission on December 6, 2007, File No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2	Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

4.3	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1	Second Amended and Restated Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.3	Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.5	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7	Form of PGT, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

Exhibit Number	Description

10.9	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Rodney Hershberger (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10	Employment Agreement, dated November 1, 2005, between PGT Industries, Inc. and Herman Moore (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.11	Employment Agreement, dated November 28, 2005, between PGT Industries, Inc. and Jeffrey T. Jackson (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.12	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Deborah L. LaPinska (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.13	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and B. Wayne Varnadore (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.14	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and David McCutcheon (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.15	Employment Agreement, dated July 8, 2004, between PGT Industries, Inc. and Ken Hilliard (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.16	Employment Agreement, dated January 29, 2001, between PGT Industries, Inc. and Linda Gavit (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.17	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.18	Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.19	Employment Agreement, dated April 10, 2006, between PGT Industries, Inc. and Mario Ferrucci III (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

Exhibit Number	Description

10.20	Supply Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated January 1, 2006, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.20 to Amendment No. 5 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 27, 2006, Registration No. 333-132365)

10.21	Supplier Agreement between Indalex, Inc. and PGT Industries, Inc., dated February 1, 2007 (incorporated herein by reference to Exhibit 21 to the Annual Report on Form 10-K of the Company as filed with the Securities and Exchange Commission on March 21, 2007, File No. 000-52059)

10.23	Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.24	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.25	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.26	Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.27	Employment Agreement, dated October 24, 2006, between PGT, Inc. and Mary J. Kotler (incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2006, Registration No. 000-52059)

10.28*	Employment Separation, General Release of Legal Rights and Consulting Agreement, dated December 31, 2007, between PGT, Inc. and Herman W. Moore III

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.