Form 10-K/A
period 2007-12-29
PGT, Inc.
filed 2008-04-25
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of April 23, 2008 was 27,777,512.

PGT, INC.

PGT, Inc. (the “Company”) hereby amends Part III, Items 10 through 14 of its Annual Report on Form 10-K for the fiscal year ended December 29, 2007 as set forth in the pages attached hereto to provide the information required by such items that were previously omitted, as they were intended to be incorporated by reference to the Company’s definitive proxy statement for its 2008 annual meeting of shareholders:

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

This Form 10-K/A (Amendment No. 1) does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. With this Form 10-K/A (Amendment No. 1), the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included in Part IV, Item 15. Exhibits, Financial Statement Schedules, furnished herewith.

Table of Contents to Form 10-K/A (Amendment No. 1)

PART III

		Page
Item 10.	Directors, Executive Officers and Corporate Governance	2

Item 11.	Executive Compensation	5

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18

Item 13.	Certain Relationships and Related Transactions, and Director Independence	20

Item 14.	Principal Accounting Fees and Services	20

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	23

	Written Statement Pursuant to Section 302

	Written Statement Pursuant to Section 302

	Written Statement Pursuant to Section 906

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding the identification of the Company’s directors is presented below. The information required by this item regarding the identification of the Company’s executive officers and certain significant employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007 included in Part I, Item 4 under the caption “Executive Officers and Significant Employees of the Registrant”, except that the title for Deborah L. Lapinska is hereby changed to “Vice President – Aluminum Product Stream, Sales and Marketing,” Rodney Hershberger’s years of service are changed to “27 years” and the information for Herman W. Moore III, former Executive Vice President of the Company, is presented below. The information required by this item regarding the Company’s Code of Ethics is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007 included in Part III, Item 10 under the caption “Code of Business Conduct and Ethics.”

Herman W. Moore III was Executive Vice President of the Company until his employment with the Company terminated on December 31, 2007. He was 55 years old as of that date. Mr. Moore joined the Company in November 2005 as Executive Vice President. Mr. Moore was responsible for the Company’s operations, including manufacturing, business logistic processes, and engineering. From 1999 to 2005, Mr. Moore was vice president of operations at Ahlstrom Engine Filtration & Air Media, L.L.C. Previously, he worked for Reynolds Metals Company for 25 years and held management positions in several departments from financial planning, to materials management, to operations. Mr. Moore has over 30 years of management experience in various businesses, with responsibilities ranging from operations to financial and materials planning. Mr. Moore holds a B.S. in engineering from the University of Dayton and an M.B.A. from the University of Richmond and is a Registered Professional Engineer.

THE BOARD OF DIRECTORS

The following table sets forth the names, ages, positions held and business experience of the Company’s directors as of April 25, 2008. There are currently eleven members of our Board of Directors. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, the Board is “classified,” which means it is divided into three classes of directors based on the expiration of their terms. Under the classified board arrangement, directors are elected to terms that expire on the annual meeting date three years following the annual meeting at which they were elected, and the terms are “staggered” so that the terms of approximately one-third of the directors expire each year. Messrs. Agroskin, Feintuch, Frank, and Milgrim, whose terms expire in 2008, have been nominated by the Board of Directors to serve again as Class II directors until the 2011 annual meeting of stockholders and until their respective successors have been duly elected and qualified.

Name	Age	Class and Position	Date Elected or Appointed Director
Paul S. Levy	60	Class III Director	2004
Floyd F. Sherman*	68	Class III Director	2005
Rodney Hershberger	51	Class III Director	2004
Brett N. Milgrim	39	Class II Director	2003
Ramsey A. Frank	47	Class II Director	2003
Richard D. Feintuch*	55	Class II Director	2006
Daniel Agroskin	31	Class II Director	2007
Alexander R. Castaldi	58	Class I Director	2004
Joseph McHugh*	70	Class I Director	2006
William J. Morgan*	61	Class I Director	2007
Randy L. White	62	Class I Director	2004

*	Denotes director about whom the Board of Directors has made an affirmative determination regarding independence.

Paul S. Levy, Director. Mr. Levy became a director in 2004. Mr. Levy is a Senior Managing Director of JLL Partners, Inc., which he founded in 1988. Mr. Levy serves as a director of several companies, including Iasis Healthcare, LLC, J. G. Wentworth, LLC, Motor Coach Industries International, Inc., Education Affiliates, Inc., ACE Cash Express, Inc., C.H.I. Overhead Doors, Inc., McKechnie Holdings, LLC., MCS Holdings, Inc., Skylight Holdings-I, LLC, and Builders FirstSource, Inc.

Floyd F. Sherman, Director. Mr. Sherman became a director in 2005. Mr. Sherman is President, Chief Executive Officer, and a director of Builders FirstSource, Inc., a leading supplier and manufacturer of structural and related building products for residential new construction. Before joining Builders FirstSource, Mr. Sherman spent 28 years at Triangle Pacific/ Armstrong Flooring, the last nine of which he served as Chairman and Chief Executive Officer. Mr. Sherman has over 40 years of experience in the building products industry. A native of Kerhonkson, New York and a veteran of the U.S. Army, Mr. Sherman is a graduate of the New York State College of Forestry at Syracuse University. He also holds an M.B.A. degree from Georgia State University.

Rodney Hershberger, President, Chief Executive Officer, and Director. Mr. Hershberger, a co-founder of PGT Industries, Inc., has served the Company for 27 years. Mr. Hershberger was named President and Director in 2004 and became our Chief Executive Officer in March 2005. Mr. Hershberger also became President of PGT Industries, Inc. in 2004 and was named Chief Executive Officer of PGT Industries, Inc. in 2005. In 2003 Mr. Hershberger became executive vice president and chief operating officer and oversaw the Company’s Florida and North Carolina operations, sales, marketing, and engineering groups. Previously, Mr. Hershberger led the manufacturing, transportation, and logistics operations in Florida and served as vice president of customer service.

Brett N. Milgrim, Director. Mr. Milgrim became a director in 2003. Mr. Milgrim is a director of both Builders FirstSource, Inc., McKechnie Aerospace DE, Inc., FC-Holdings, Inc. and C.H.I. Overhead Doors, Inc. and is a Managing Director of JLL Partners, Inc., which he joined in 1997.

Ramsey A. Frank, Director. Mr. Frank became a director in 2003. Mr. Frank is a Senior Managing Director of JLL Partners, Inc., which he joined in 1999. From January 1993 to July 1999, Mr. Frank was a Managing Director at Donaldson, Lufkin & Jenrette, Inc., where he headed the restructuring group and was a senior member of the leveraged finance group. Mr. Frank serves as a director of several companies, including Motor Coach Industries International, Inc., Education Affiliates, Inc., C.H.I. Overhead Doors, Inc., Builders FirstSource, Inc., Patheon, Inc., FC-Holdings, Inc., and Medical Card System, Inc.

Richard D. Feintuch, Director. Mr. Feintuch became a director in 2006. Mr. Feintuch was a partner of the law firm Wachtell, Lipton, Rosen & Katz from 1984 until his retirement in 2004, specializing in mergers and acquisitions, corporate finance, and the representation of creditors and debtors in large restructurings. Mr. Feintuch earned a B.S. in Economics from the Wharton School of the University of Pennsylvania and a J.D. from New York University School of Law.

Daniel Agroskin, Director. Mr. Agroskin became a director in 2007. Mr. Agroskin is a Vice President at JLL Partners, the Company’s majority stockholder, which he joined in 2005. Prior to joining JLL, he worked at JP Morgan Partners and in Merrill Lynch’s Mergers and Acquisitions Group. Mr. Agroskin is a graduate of Stanford University and Wharton School of the University of Pennsylvania.

Alexander R. Castaldi, Director. Mr. Castaldi became a director in 2004. Mr. Castaldi, a C.P.A., is a Senior Managing Director of JLL Partners, Inc., which he joined in 2003, and was previously a chief financial officer of three very successful management buyouts. He was most recently Executive Vice President, Chief Financial Officer and Administration Officer of Remington Products Company. Previously, Mr. Castaldi was Vice President and Chief Financial Officer at Uniroyal Chemical Company. From 1990 until 1995, he was Senior Vice President and Chief Financial Officer at Kendall International, Inc. During the 1980s, Mr. Castaldi was also Vice President, Controller of Duracell, Inc. and Uniroyal, Inc. Mr. Castaldi serves as a director of several companies, including Medical Card System, Inc., J. G. Wentworth, LLC, Motor Coach Industries International, Inc., Education Affiliates, Inc., McKechnie Aerospace DE, Inc., FC-Holdings, Inc., and C.H.I. Overhead Doors, Inc.

Joseph M. McHugh, Director. Mr. McHugh became a director in 2006. Mr. McHugh served as President and Chief Operating Officer of Triangle Pacific Corp., a leading manufacturer of hardwood flooring and kitchen cabinets, until his retirement in 1998. Previously, Mr. McHugh held a variety of positions at Triangle Pacific in operations and finance, including Vice President — Finance and Treasurer, Executive Vice President — Finance and Administration, and Senior Executive Vice President. Prior to joining Triangle Pacific, Mr. McHugh served as Vice President — Corporate Finance at Eppler, Guerin & Turner, Inc., a large, regional investment banking and brokerage firm based in Dallas, TX, where he advised on initial public offerings, mergers and acquisitions, private placements and venture capital investments. Mr. McHugh currently serves on the Boards of Directors of Lone Star Technologies, Inc. and Union Drilling, Inc.

William J. Morgan, Director. Mr. Morgan became a director in 2007. Mr. Morgan is a retired partner of the accounting firm KPMG LLP (“KPMG”) where he served clients in the industrial and consumer market practices. From 2004 until 2006, he was the Chairman of KPMG’s Audit Quality Council and, from 2002 until 2006, he was a member of its Independence Disciplinary Committee. Mr. Morgan was the Lead Partner for the Chairman’s 25 Partner Leadership Development Program. He previously served as the Managing Partner of the Stamford Connecticut office and as a member of the board of directors for KMPG LLP and KMPG Americas. Mr. Morgan is a member of the board of directors of Barnes Group, Inc. and is also a member of its audit and finance committees.

Randy L. White, Director and Former Chief Executive Officer. Mr. White became a director in 2004. Mr. White has served on the Board of Directors of our subsidiary since 1996 and became president in 1997. Mr. White resigned as president in 2005. Before joining the Company, Mr. White spent almost 30 years with Reynolds Metals Company in a variety of manufacturing positions, including director of manufacturing for the aluminum can division. Mr. White earned an M.S. in business from the University of Richmond.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) reports of ownership and changes in ownership of the Company’s equity securities. Executive officers, directors, and beneficial owners of greater than 10% of our outstanding securities are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us and written representations from our executive officers and directors that no other reports were required, we believe that through December 29, 2007, all of our executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that one share purchase transaction by Mr. McHugh was not reported on a timely filed Form 4, but such transaction was subsequently reported on a Form 4, and all such transactions are reflected herein.

No Change in Director Nomination Process

As of the date of this Form 10-K/A (Amendment No. 1), there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since previously providing the disclosures required by Item 407(c)(2)(iv) or 407(c)(3) of Regulation S-K.

Audit Committee

The Audit Committee’s purpose is to assist the Board of Directors in fulfilling its responsibilities with respect to the oversight of the accounting and financial reporting practices of PGT, including oversight of the integrity of our financial statements and compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm, and the performance of our internal audit function and our independent registered public accounting firm. The Audit Committee also is charged with preparation of an audit committee report, retention and termination of our independent registered public accounting firm, annual review of the report of our independent registered public accounting firm, and discussion with our independent registered public accounting firm of the audited and quarterly financial statements of PGT and any audit problems or difficulties and management’s response thereto. The Audit Committee charter can be obtained without charge on the Investor Relations section of our Company website at www.pgtinc.com under the heading “Corporate Governance.”

The Audit Committee is comprised of three independent directors (as that term is defined by the NASDAQ listing standards and SEC regulations), Messrs. Feintuch, McHugh and Morgan. Mr. McHugh serves as the Chairman of the Audit Committee. The Audit Committee met seven times during 2007. During each meeting the Audit Committee met privately with the Company’s independent registered public accounting firm. The Board of Directors has: (i) affirmatively determined that all Audit Committee members are financially literate and possess “financial sophistication” as defined by the NASDAQ listing standards; (ii) has designated Messrs. McHugh and Morgan, as audit committee “financial experts” under SEC guidelines; and (iii) determined that Messrs. Feintuch, McHugh and Morgan meet the independence standards of both the SEC rules and the NASDAQ Rules for Audit Committee members.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

PGT believes that the quality, skills and dedication of its named executive officers whose compensation is individually reported in this proxy statement are critical factors affecting the long-term stockholder value of PGT. We believe also that successful compensation programs for executive officers and other key employees, including the named executive officers, must further three primary objectives:

•	ensuring that compensation is aligned with the enhancement of stockholder value;

•	attracting and retaining quality personnel by providing rewards, including competitive salaries and benefits, for exemplary company and individual performance; and

•	providing incentives for future performance.

All compensation policies and decisions are designed to reward employees, including the named executive officers, who demonstrate the capacity to make a significant contribution to our financial and competitive performance, thereby furthering the first primary objective referred to above. Key factors to increase or decrease compensation include:

•	the nature, scope and level of the individual’s responsibilities;

•

PGT’s overall performance and profitability, which we primarily measure by net sales, EBITDA, earnings per share and return on operating investment and over the long-term through stock price increases and total return to stockholders; and

•

the employee’s performance compared to the goals and objectives (which, in the case of the named executive officers, primarily relate to their effectiveness in leading our initiatives to increase sales, productivity, cash flow, income and revenue growth and the value we provide to our stockholders, customers, employees and suppliers).

Compensation to our named executive officers is intended to be competitive with that of similar companies with comparable sales. As part of our assessment, PGT, like other companies, looks to the compensation paid to individuals with similar responsibilities at peer companies. Because peer selection is somewhat difficult due to the lack of publicly-traded companies with which we compete and the lack of available data for privately-held competitors, we focus primarily on compensation levels within our relevant labor market to ensure that PGT’s compensation arrangements are in line with companies of its size, attract and retain executive talent and align each executive’s interests with those of the stockholders.

Based on our assessment of, among other things, general industry survey data of companies of similar size, we believe our total direct annual compensation to senior management (including our named executive officers), including total cash compensation and the annualized expected value of long-term incentive awards is generally at or below the level of total direct compensation for our peer group.

Roles and Responsibilities

The Compensation Committee of the Board of Directors and management (based on information including, but not limited to, research and certain other information provided by an independent compensation consultant retained by the Company in 2006), collaborate in the development, evaluation, and approval of our executive compensation programs. In general, the roles are discussed below; additional details regarding the roles of each are discussed throughout this Compensation Discussion and Analysis section.

•

Compensation Committee. The Compensation Committee was newly formed in 2007. As such, until the Compensation Committee was formed, the Board maintained direct authority and responsibility for the review, evaluation and approval of the compensation structure and level for all of our executive officers. The Board, based on a recommendation of the Compensation Committee, conducts an annual review and approval of the Chief Executive Officer's annual compensation, including an evaluation of his performance, corporate goals and objectives relevant to his compensation based on, among other things, contractual obligations, the Company’s performance, the value of similar awards to chief executive officers of comparable companies, and the awards given to the Chief Executive Officer in past years.

•

Management. Our senior leadership team (which includes representation from each of the Company’s major functional areas) sets our strategic business and operational objectives and strives to design and develop compensation programs that motivate executives’ behaviors consistent with such objectives. In collaboration with the Compensation Committee of the Board of Directors and considering information provided by the compensation consultant, our Chief Executive Officer, Chief Financial Officer and Vice President - Human Resources coordinate the annual review of the compensation programs for the executive officers. Such review includes an evaluation of individual and company performance, competitive practices and trends, and various compensation issues. Based on the outcomes of this review, management makes recommendations to the Compensation Committee of the Board of Directors regarding the compensation of each of the executive officers, other than the Chief Executive Officer.

•

Compensation Consultant. In 2006, the Company retained the services of Towers Perrin, a compensation consultant, to assist with compensation matters. The role of the consultant was to advise management and the Board of Directors in the executive compensation design process, provide independent compensation data and analysis to facilitate the annual review of the programs, and advise the Board of Directors in their oversight role. The compensation consultant attended meetings with our Board of Directors and management as needed. Specifically, Towers Perrin analyzed PGT’s then-current incentive compensation arrangements for PGT’s management team, including each of the named executive officers; and utilized an appropriate group of peer companies to use in recommending an appropriate structure for incentive compensation, including a long-term incentive plan through which the interests of management are directly aligned with those of our stockholders and consistent with PGT’s status as a publicly-traded company.

Elements of Executive Compensation in 2007

We believe executive compensation should include the following four components:

•

Annual Base Salary. Our objectives are to target annual base salary at the median level and to make it competitive, when taken in conjunction with the other compensatory elements, to attract and retain executives.

•

Annual Cash Incentive Opportunity. PGT uses annual cash bonuses to reward certain employees, including each of the named executive officers, for the achievement of annual company and individual performance objectives.

•

Long-Term Equity-Based Incentives. PGT utilizes long term equity-based incentives, principally grants of restricted stock and stock options, to foster a focus on the long-term best interests of PGT and its stockholders, thereby aligning the interests of the executives with those of the stockholders.

•

Executive Benefit and Perquisites. The Company provides modest benefits and perquisites to executive officers. As the Company seeks to maintain an egalitarian culture in its facilities and operations our executive compensation program remains relatively free of executive benefits and perquisites. Such benefits and perquisites which do exist, however, are described below.

Annual Base Salary

Our Board of Directors separately considers the salary and bonus of the chief executive officer. In determining his annual compensation, our Board of Directors considers the highly competitive industry in which we operate and the unique experience he brings to the position as well as his contributions to our long-term performance.

For our other named executive officers, our chief executive officer provides our Board of Directors with recommendations regarding compensation. Our Board of Directors reviews such recommendations and approves annual compensation for named executive officers, consisting of base salary and target bonus (discussed below), on an annual basis. Our Board of Directors may request additional information and analysis and ultimately determines in its discretion, based on its own analysis and judgment and the recommendations of the chief executive officer, whether to approve any recommended changes in compensation.

Our goal is to pay each named executive officer a base salary sufficient to remain competitive in the market. Our base salaries are less performance based than our annual cash bonuses and long term equity-based incentives. See the “Summary Compensation Table for Fiscal Years 2006 and 2007” for a listing of our named executive officers. Mr. Hershberger’s base salary was $325,000 per year; which was not increased from the prior year. Mr. Jackson’s base salary was increased by $13,000 effective on April 1, 2007 to $273,000 per year. Mr. Ferrucci’s base salary was increased $10,000 effective on April 16, 2007 to $205,000 per year. Mr. Moore’s base salary was increased $11,000 effective on April 1, 2007 to $286,000 per year. Mr. Moore’s employment with the Company terminated on December 31, 2007. Ms. Kotler’s base salary was $185,000 per year, which was not increased from the prior year. These salary increases were largely reflective of the Board of Directors’ perception of individual performance, competitiveness of salary in the marketplace and inflation adjustments. Base salary paid to the named executive officers in 2007 constituted approximately the following percentages of their total compensation as set forth in the Summary Compensation Table: Mr. Hershberger: 98.2%; Mr. Jackson: 54.9%; Mr. Ferrucci: 43.7%; Mr. Moore: 24.7% and Ms. Kotler: 53.8%.

Annual Cash Incentive Opportunity

In order to provide incentives for future annual performance, we believe that a substantial portion of each named executive officer’s compensation should be in the form of a bonus, the amount of which is based upon both individual and company performance. Accordingly, our policy is to allocate an amount equal to a target range of 30% to 50% of a named executive officer’s annual base salary to performance based cash bonus awards. There were no payments of cash bonuses to participants in the 2007 Annual Incentive Plan, or 2007 AIP, including each of the named executive officers.

Our Board of Directors established annual cash bonus targets as a percentage of salary under the 2007 AIP for each named executive officer. As a percentage of base salary, these targets were 50% for Mr. Hershberger, 45% for Messrs. Jackson and Moore, 30% for Mr. Ferrucci and 30% for Ms. Kotler, respectively. The 2007 AIP was based on an opportunity of which:

•	40% was based on net sales,

•	40% was based on earnings per share, and

•	20% was based on return on operating investment.

If PGT achieves less than 100% of its target for net sales, earnings per share, or return on operating investment, the corresponding percentage of the opportunity based on such respective measurement will be reduced accordingly. Conversely, if PGT achieves greater than 100% of its target for net sales, earnings per share, or return on operating investment, the corresponding percentage of the opportunity based on such respective measurement will be increased, to a maximum of 200%. Specific targets, for each of the above, are set so they can only be achieved through performance that exceeds that which is generally expected in the current economic and industrial environment. As such, company-wide performance at these targeted levels, which is required for an executive officer to obtain his/her target annual cash bonus, is challenging.

Our Board of Directors, in its sole discretion, administered the 2007 AIP and had the right to modify the awards and the terms of such plan, and, based on achievement of individual objectives or performance, among other things, determines final awards. No payments of cash bonuses to participants in the 2007 AIP have been or will be made, including to the named executive officers.

Long-Term Equity-Based Incentives

We believe the best way to align the interests of the named executive officers and our stockholders are for such officers to own a meaningful amount of our common stock. In order to reach this objective and to retain our executives, we grant equity-based awards to named executive officers under the long term incentive portion of our 2006 Equity Incentive Plan.

Long-term incentive compensation, rather than reflecting a single year’s results, is intended to reward performance over the long term. Our practice is to structure this long-term incentive compensation in the form of options and restricted stock granted under the Company’s Long-Term Incentive Plan, or LTIP. All outstanding options have an exercise price equal to the fair market value of the common stock on the date of grant. Options granted to officers and employees have been granted on, or shortly after, the date that PGT’s Board of Directors authorized the grant of the option.

In 2007, stock options and restricted stock granted pursuant to the Company’s LTIP were authorized by our Board of Directors and granted three market days after the Company released its fiscal year earnings. From time to time, options and restricted stock have been granted to officers on the respective dates of commencement of their employment with the Company, and restricted stock has been granted to non-management directors, other than those affiliated with our majority stockholder, in connection with commencement of service on the Board.

Restricted stock and options create a strong link between executive compensation and stockholder return and contribute to the ability of our executives to develop a meaningful ownership interest in PGT. In order to allow executive officers to benefit from increases in common stock values and thus provide such officers a continuing incentive to achieve results beneficial to the stockholders, we generally award restricted stock and options on an annual basis on terms providing for vesting over a period of time. In comparison with stock option awards, restricted stock awards are less dilutive and still closely align the interests of the named executive officers with those of our stockholders.

The Board of Directors of the Company determined that, as a result of economic conditions that have adversely affected the Company and the industry in which the Company competes, the options held by certain designated employees had exercise prices that were significantly above the current market price of the Company’s common stock and that the grants of replacement options would help the Company retain and provide additional incentive to such designated employees and align their interests with those of the Company’s stockholders.

Therefore, on March 6, 2008, the Board of Directors approved, subject to the approval of the Company’s stockholders, the cancellation and termination of the then-current option agreements of certain designated employees of the Company, including Messrs. Jackson and Ferrucci and Ms. Kotler, and the grant of replacement options under the Company’s 2006 Equity Incentive Plan.

Pursuant to the terms of the Replacement Option Agreement executed on March 6, 2008 by each of the designated employees, the grant of replacement options is conditioned upon the approval of the Company’s stockholders at a duly called annual or special meeting. If the grant of replacement options and the cancellation and termination of the then-current option agreements fail to be approved by the Company’s stockholders on or prior to September 30, 2008, the Replacement Option Agreements will automatically expire without further action of the parties and become null and void, and the then-current option agreements will be reinstated and continue in full force and effect.

The replacement options have an exercise price of $3.09 per share, which was the closing price on the NASDAQ Global Market of the Company’s common stock on March 5, 2008, the day before the date on which the Board of Directors of the Company granted the replacement options and the designated employees executed the Replacement Option Agreements. The replacement options are exercisable with respect to one third of the shares (rounded to the nearest whole share) on each of the first, second, and third anniversaries of March 6, 2008. The replacement options expire on March 6, 2015.

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

Ms. Kotler was granted an option to purchase an aggregate of 16,668 shares of the Company’s common stock at an exercise price of $3.09 per share. In connection therewith, Ms. Kotler’s option to purchase 16,668 shares of the Company’s common stock at an exercise price of $12.77 per share were cancelled and terminated, subject to approval of the Company’s stockholders.

Mr. Moore’s option to purchase 27,277 shares of the Company’s common stock at $12.84 per share were not replaced.

Executive Benefits and Perquisites

Our executive compensation program remains relatively free of fringe benefits and perquisites. Generally, benefits and perquisites available to executive officers are available to all employees on similar terms.

The Company does not provide its executive officers separate dining or other facilities, company cars, club dues, or other similar perquisites. Company-provided air travel for executive officers is for business purposes only. The Company’s use of non-commercial aircraft on a rental basis is limited to appropriate business-only travel. The Company’s health care, insurance, 401(k) plan, and other welfare and employee-benefit programs are the same for all eligible employees, including the named executive officers. In certain situations, we provide our named executive officers with expense reimbursement relating to relocation. Additionally, the Company does, within certain limits, provide product free of charge to executive officers for installation in their respective primary residences. The Company does not, however, pay for the cost of installing such product.

We provide the above-described executive benefits and perquisites in order to attract and retain our named executive officers by offering compensation opportunities that are competitive with those offered by similarly situated public companies. However, such executive benefits and perquisites represent a relatively small portion of their total compensation. The value of benefits and perquisites provided are presented in the “All Other Compensation” column (and described in the related footnotes) of the “Summary Compensation Table for Fiscal Years 2006 and 2007.”

Other Compensation

Retirement/Post-Employment Benefits. The Company does not provide any retirement programs, pension benefits or deferred compensation plans to its named executive officers other than its 401(k) plan, which is available to all employees.

Equity Grant Practices. The Board’s plan is to grant annual equity awards to certain eligible employees, including the named executive officers, following the release of earnings in February of each year to ensure that the most current information regarding the Company’s financial position is properly reflected in the fair market value for all such equity grants. We do not engage in the practice of timing equity grants prior to the release of material non-public information. We determine the fair market value of equity grants as the closing price of the Company’s common stock on the date immediately preceding the grant date.

Summary Compensation Table for Fiscal Years 2006 and 2007

Name and Position	Year(1)	Salary		Bonus(2)	Equity Awards(3)		Non-Equity Incentive Plan Compensation(4)	All Other Compensation		Total
					Stock Options	Restricted Stock
Rodney Hershberger	2007	$320,000	(5)	$—	$—	$—	$—	$5,850	(10)	$325,850
President and Chief Executive Officer	2006	325,000		—	—	—	76,700	2,223,388	(10)	2,625,088
Jeffrey T. Jackson	2007	265,500	(6)	—	106,009	96,736	—	15,352	(11)	483,597
Chief Financial Officer and Treasurer	2006	260,000		160,000	—	31,488	55,224	717,780	(11)	1,224,492
Mario Ferrucci III	2007	201,923		—	172,393	63,028	—	24,405	(12)	461,749
Vice President - Corporate Counsel and Secretary	2006	138,750	(7)	40,000	86,183	23,617	19,647	57,445	(12)	365,641
Herman W. Moore III (15)	2007	278,808	(8)	—	112,126	98,760	—	638,551	(13)	1,128,245
Former Executive Vice President	2006	275,000		—	—	31,488	58,410	365,452	(13)	730,350
Mary J. Kotler	2007	185,000		—	48,000	54,227	—	56,630	(14)	343,857
Vice President - Supply Chain	2006	35,577	(9)	—	—	1,683	5,038	7,643	(14)	49,941

(1)	PGT, Inc. became a public company on June 26, 2006. Accordingly, the information required in this table only covers the Company's two most recent fiscal years.
(2)	These amounts reflect a sign-on bonus.
(3)	This amount reflects the dollar amount recognized by us for financial statement reporting purposes in accordance with SFAS 123R for equity awards. Assumptions used in the calculation of these amounts are included in Note 16 to the Company’s audited financial statements for the fiscal year ended December 29, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2008. (File No. 000-52059)
(4)	Reflects annual cash incentive awards earned under the 2007 and 2006 Annual Incentive Plans. For information regarding our Annual Incentive Plan, see the discussion in “Executive Compensation and Other Information — Compensation Discussion and Analysis.”
(5)	In lieu of taking earned paid time off, Mr. Hershberger elected to forgo his salary during the Company's annual plant shut-down during the final week of fiscal year 2007 resulting in his actual compensation for 2007 being $5,000 less than his stated annual salary of $325,000.
(6)	In lieu of taking earned paid time off, Mr. Jackson elected to forgo his salary during the Company's annual plant shut-down during the final week of fiscal year 2007 resulting in his actual compensation for 2007 being $4,200 less than his stated annual salary of $273,000, which was effective on April 1, 2007.
(7)	Mr. Ferrucci's effective date of hire was April 10, 2006.
(8)	In lieu of taking earned paid time off, Mr. Moore elected to forgo his salary during the Company's annual plant shut-down during the final week of fiscal year 2007 resulting in his actual compensation for 2007 being $4,400 less than his stated annual salary of $286,000.
(9)	Ms. Kotler's effective date of hire was October 26, 2006.

(10)	For 2007, amount represents employer matching contribution under the PGT Industries, Inc. 401(k) Savings Plan. For 2006, amount includes: (i) one-time, pre-IPO cash payments made in lieu of adjusting the exercise prices of stock options (as approved by our Board of Directors, the Company made such payments on February 20, 2006, to all of the Company’s stock option holders) of $2,217,288; and (ii) employer matching contributions under the PGT Industries, Inc. 401(k) Savings Plan of $6,100.
(11)	For 2007, amount includes employer matching contributions under the PGT Industries, Inc. 401(k) Savings Plan of $5,850 and the value of free PGT window and door products (installation paid for by employee) of $9,502. For 2006, amount includes: (i) one-time, pre-IPO cash payments made in lieu of adjusting the exercise prices of stock options (as approved by our Board of Directors, the Company made such payments on February 20, 2006, to all of the Company’s stock option holders) of $614,175; (ii) reimbursement of relocation expenses of $99,855; and (iii) employer matching contributions under the PGT Industries, Inc. 401(k) Savings Plan of $3,750.
(12)	For 2007, amount includes employer matching contributions under the PGT Industries, Inc. 401(k) Savings Plan of $5,600 and reimbursement of relocation expenses of $18,805. For 2006, amount includes employer matching contributions under the PGT Industries, Inc. 401(k) Savings Plan of $788 and reimbursement of relocation expenses of $56,657.
(13)	For 2007, amount includes employer matching contributions under the PGT Industries, Inc. 401(k) Savings Plan of $5,850 and severance of $632,701 pursuant to a separation agreement, payment of which occurred in 2008. For 2006, amount includes: (i) one-time, pre-IPO cash payments made in lieu of adjusting the exercise prices of stock options (as approved by our Board of Directors, the Company made such payments on February 20, 2006, to all of the Company’s stock option holders) of $361,486; and (ii) employer matching contributions under the PGT Industries, Inc. 401(k) Savings Plan of $3,966.
(14)	For 2007, amount includes employer matching contributions under the PGT Industries, Inc. 401(k) Savings Plan of $4,910 and reimbursement of relocation expenses of $51,720. For 2006, amount includes reimbursement of relocation expenses of $7,643.
(15)	Mr. Moore’s employment with the Company terminated on December 31, 2007.

The following table contains information concerning the potential threshold, target and maximum payments originally applicable to each of our named executive officers under the 2007 AIP, as well as information concerning equity-based awards granted to our named executive officers during fiscal year 2007. No awards were earned by our named executive officers under the 2007 AIP and no payments will be made under that plan with respect to fiscal year 2007.

Grants of Plan-Based Awards for Fiscal Year 2007

					All Other Stock Awards: Number of Shares of Stocks or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name and Position	Grant Date	Estimated Possible Payments Under Non-Equity Incentive Plan Awards(1)
		Threshold	Target	Maximum
Rodney Hershberger		$81,250	$162,500	$325,000	—	—	$—	$—
Jeffrey T. Jackson		68,250	136,500	273,000	—	—	—	—
	02/27/07	—	—	—	7,838	36,812	12.77	285,992
Mario Ferrucci III		51,250	102,500	205,000	—	—	—	—
	02/27/07	—	—	—	3,742	17,570	12.77	136,514
Herman W. Moore III (3)		71,500	143,000	286,000	—	—	—	—
	02/27/07	—	—	—	8,292	38,936	12.77	302,516
Mary J. Kotler		46,250	92,500	185,000	—	—	—	—
	02/27/07	—	—	—	3,550	16,668	12.77	129,507

(1)

These columns show the range of payouts targeted for 2007 performance under the PGT, Inc. 2007 Annual Incentive Plan. The 2007 Annual Incentive Plan is described in the section titled “Annual Cash Incentive Opportunity” in the Compensation Discussion and Analysis. No payments of cash bonuses to participants in the 2007 AIP have been or will be made, including to the named executive officers.

(2)	The grant date fair value of stock awards was calculated in accordance with SFAS 123R, based on the grant date fair market value of our common stock, which we define as the closing price of our common stock immediately prior to the grant date.
(3)	Mr. Moore’s employment with the Company terminated on December 31, 2007.

Employment Agreements

We have entered into employment agreements with each of our named executive officers. Each of these agreements has a term of three years, with automatic one-year renewals commencing on the first anniversary of the effective date of the employment agreement. In addition to providing for an annual base salary and employee benefits, these agreements provide, among other things, that the executive is eligible for an annual performance bonus, as determined by the President of the Company and the Board of Directors, in their discretion. The executive must be employed at the time such bonus is awarded and paid by the Company.

Under each of these employment agreements, in the event that (a) the executive’s employment is terminated by us without “cause” (as defined in the employment agreement) or (b) the executive terminates his/her employment because of (i) a material adverse diminution of his/her duties or responsibilities to which he/she has not agreed in writing, (ii) the assignment of the executive to a location outside of a fifty (50) mile radius from the Company’s current headquarters, or (iii) conduct on the part of the Company amounting to fraud against the executive; in addition to the benefits otherwise due to the executive and as otherwise required by law, the executive is entitled to continuation of his/her base salary for twelve months after the date of termination. Should the executive terminate his/her employment other than for the reasons set forth above in clause (b), the Company will continue to pay such executive’s salary for the shorter of thirty days or the notice period provided by the executive with respect to his/her termination. In addition, under this employment agreement, in the event that the executive’s employment is terminated by his or her death or disability (as defined in the employment agreement), in addition to the benefits otherwise due to him or her, the Company will pay to the executive (or, in the case of death, to his or her designated beneficiary) his/her base salary for a period of six months.

During the executive’s employment with us and at all times thereafter, he/she may not disclose confidential information. During the executive’s employment with us and for two years thereafter, unless the employment agreement is terminated by us without “cause” or by him/her for the reasons set forth in the paragraph above in clause (b), in which case the period will be the duration of the executive’s employment with us and for one year thereafter (except in the case of Mr. Hershberger, for whom the period is two years thereafter), the executive may not directly or indirectly compete with the Company. In addition, the executive may not solicit any employees or agents of the Company or any suppliers or contractors of the Company to terminate or adversely change their relationships with us.

The following table summarizes the value of the termination payments and benefits that our named executive officers would receive if they had terminated employment on December 29, 2007 under the circumstances shown. The amounts shown in the table exclude distributions under our 401(k) retirement plan and any additional benefits that are generally available to all of our salaried employees.

Summary of Termination Payments and Benefits

	Mr. Hershberger	Mr. Jackson	Mr. Ferrucci	Mr. Moore (5)	Ms. Kotler
Reason for Termination:
By Corporation Without Cause or by the Executive for “Good Reason”
Cash Severance (1)	$325,000	$273,000	$205,000	$286,000	$185,000

Total Estimated Value of Payments (2)	$325,000	$273,000	$205,000	$286,000	$185,000

Death or Disability (3)
Cash Severance (4)	$162,500	$136,500	$102,500	$143,000	$92,500

Total Estimated Value of Payments	$162,500	$136,500	$102,500	$143,000	$92,500

(1)	Includes the dollar value of continuation of the executive’s then-current base salary for a period of one year.
(2)	Payments made in accordance with the Corporation’s regular payroll practices.
(3)	Does not include the dollar value of potential short-term and/or long-term disability payments.
(4)	Includes the dollar value of continuation of the executive’s then-current base salary for a period of six months.
(5)	Mr. Moore’s employment with the Company terminated on December 31, 2007.

2007 Annual Incentive Plan

PGT’s 2007 Annual Incentive Plan is discussed in “Compensation Discussion and Analysis — Annual Cash Incentive Opportunity” above.

Long-Term Incentive Plan

PGT’s LTIP is discussed in “Compensation Discussion and Analysis — Long Term Equity-Based Incentives” above.

Outstanding Equity Awards at Fiscal Year-End 2007

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested

Rodney Hershberger	85,051		—		$1.51	1/29/2014	—		$—
	51,642		34,428	(1)	8.64	1/29/2014	—		—
	26,483		39,724	(2)	8.64	7/5/2015	—		—
Jeffrey T. Jackson	46,345	(3)	69,518	(3)	12.84	11/30/2015	—		—
	—		36,812	(3)	12.77	2/27/2017	—		—
	—		—		—	—	13,241	(4)	63,954	(5)
	—		—		—	—	7,838	(6)	37,858	(5)
Mario Ferrucci III	12,138	(3)	24,276	(3)	14.00	6/27/2016	—		—
	—		17,570	(3)	12.77	2/27/2017	—		—
	—		—		—	—	9,931	(4)	47,967	(5)
	—		—		—	—	3,742	(6)	18,074	(5)
Herman W. Moore III(7)	27,277	(8)	40,917	(8)	12.84	11/30/2015	—		—
	—		38,936	(8)	12.77	2/27/2017	—		—
	—		—		—	—	13,241	(4)	63,954	(5)
	—		—		—	—	8,292	(8)	40,050	(5)
Mary J. Kotler	—		16,668	(3)	12.77	2/27/2017	—		—
	—		—		—	—	9,000	(9)	43,470	(5)
	—		—		—	—	3,550	(6)	17,147	(5)

(1)	One-half vests on January 29, 2008 and 2009.
(2)	One-third vests on July 5, 2008, 2009 and 2010.
(3)	Pursuant to the Replacement Option Agreements and subject to the approval by a majority of the Company's shareholders, effective on March 6, 2008, these options were replaced with an equal number of options with an exercise price of $3.09 per option share and an expiration date of March 6, 2015. If approved, one-third vests on each of March 6, 2009, 2010 and 2011.
(4)	Vests in full on June 27, 2009.
(5)	Based on the closing price of $4.83 of our common stock on December 28, 2007.
(6)	One-half vests on each of February 27, 2009 and 2010.
(7)	Mr. Moore’s employment with the Company terminated on December 31, 2007.
(8)	Pursuant to that certain employment separation agreement between Mr. Moore and the Company effective on December 31, 2007, all unvested options to purchase common stock and 8,292 shares of restricted stock were forfeited by Mr. Moore. Additionally, vested options held by Mr. Moore were not replaced as described in (3) above.
(9)	Vests in full on December 14, 2009.

No named executive officers exercised any options in 2007.

No stock awards held by the named executive officers vested in 2007.

Change in Control Arrangements

As previously discussed under “Executive Compensation-Employment Agreements”, we have entered into employment agreements with each of our named executive officers which could trigger payments to one or more of the executive officers named in the Summary Compensation Table in connection with, among other things, a change in control, but only if such executive officer were terminated without “cause” or terminates his or her employment for “good reason.”

Director Compensation

As previously discussed under “Information Regarding the Board and its Committees-Information on the Compensation of Directors,” in connection with the Company’s initial public offering of its common stock, on June 2, 2006, our Board of Directors approved, for all non-management directors other than those affiliated with our majority stockholder (currently Messrs. Feintuch, McHugh, Morgan, Sherman, and White) the following compensation: (i) an annual cash retainer of $40,000; (ii) a grant under the Company’s 2006 Equity Incentive Plan of restricted shares of common stock with a value at the time of issuance of approximately $40,000 per year for each year of service as a director; (iii) a fee of $1,000 per day for each meeting of the Board of Directors (or committee thereof) attended; (iv) an annual cash retainer of $5,000 for each committee on which they serve; and (v) reimbursement of reasonable travel expenses. We have not paid, and currently do not intend to pay, compensation to individuals serving on our Board who are employees or affiliates of the Company for their service as directors. Mr. Hershberger and directors who are affiliated with our majority stockholder (currently Messrs. Levy, Castaldi, Frank, Milgrim and Agroskin) receive no compensation for serving as a director of PGT nor for serving on any committees of our Board of Directors. They are, however, reimbursed for their reasonable travel expenses.

Director Compensation for Fiscal Year 2007

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Paul S. Levy	$—	$—	$—
Daniel Agroskin	—	—	—
Alexander R. Castaldi	—	—	—
Richard D. Feintuch	64,000	52,810	116,810
Ramsey A. Frank	—	—	—
Rodney Hershberger	—	—	—
M. Joseph McHugh	59,000	57,072	116,072
Brent N. Milgrim	—	—	—
William J. Morgan	28,500	28,853	57,353
Floyd F. Sherman	51,000	52,445	103,445
Randy L. White	52,000	52,445	104,445

(1)	Differences in fees earned reflect the number of committees of the Board of Directors and meetings thereof attended by each director and duration of service as a director (Mr. Feintuch is a member of both the audit and compensation committees of the Board of Directors. Mr. McHugh is a member of the audit committee of the Board of Directors. Mr. Morgan has been a director and member of the audit committee of the Board of Directors since June 26, 2007 and his board and audit committee retainers have been pro-rated accordingly).
(2)	These amounts reflect the dollar amount recognized by us for financial statement reporting purposes in accordance with SFAS 123R for stock awards during the fiscal year ended December 29, 2007. Assumptions used in the calculation of these amounts are included in Note 16 to the Company’s audited financial statements for the fiscal year ended December 29, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2008.

The following table shows: (i) the aggregate grant date fair value of restricted shares received by members of our Board of Directors as determined in accordance with SFAS 123R and (ii) the total number of restricted shares held as of December 29, 2007.

Restricted Shares Granted to Directors

Name	Grant Date Fair Value of Restricted Shares		Total Number of Restricted Shares Held as of December 29, 2007
Paul S. Levy	$—		—
Daniel Agroskin	—		—
Alexander R. Castaldi	—		—
Richard D. Feintuch	119,994	(1)	8,571
Ramsey A. Frank	—		—
M. Joseph McHugh	119,994	(2)	7,910
Brent N. Milgrim	—		—
William J. Morgan	120,003	(3)	11,823
Floyd F. Sherman	119,994	(1)	8,571
Randy L. White	119,994	(1)	8,571

(1)	Grant date was June 27, 2006, based on a fair market value of our common stock of $14.00 per share.
(2)	Grant date was September 20, 2006, based on a fair market value of our common stock of $15.17 per share.
(3)	Grant date was August 7, 2007, based on a fair market value of our common stock of $10.15 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In 2007, the full Board of Directors of PGT determined and oversaw executive and director compensation for the Company as the Compensation Committee of the Board of Directors was newly formed in 2007. Other than Rodney Hershberger, who is the Chief Executive Officer and President of the Company, and Randy L. White, who was president of the Company until February 2005, none of the members of the Board of Directors were officers or employees of PGT, Inc. or any of its subsidiaries during the last fiscal year, or at any other time, or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of the members of the Board of Directors were executive officers of another entity on whose compensation committee or Board of Directors an executive officer of the Company served.

COMPENSATION COMMITTEE REPORT*

The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis included in this proxy statement. Based on this review and these discussions, the Compensation Committee has determined that the Compensation Discussion and Analysis be included in this proxy statement and in PGT, Inc.’s annual report on Form 10-K for the fiscal year ended December 29, 2007.

Submitted by the Compensation Committee

Alexander R. Castaldi (Chairman)

Richard D. Feintuch

Floyd F. Sherman

*	The Compensation Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other filing of PGT under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that PGT specifically incorporates the Audit Committee Report by reference therein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of April 23, 2008, unless otherwise noted, for (a) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (b) each of our incumbent directors, (c) each of our named executive officers named in the Summary Compensation Table, and (d) all of our incumbent directors and executive officers as a group.

The percentages of shares outstanding provided in the table below are based on 27,777,512 voting shares outstanding as of April 23, 2008. Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table has sole voting and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of stock listed as owned by that person. The number of shares shown does not include the interest of certain persons in shares held by family members in their own right. Shares issuable upon the exercise of options that are exercisable within 60 days of April 23, 2008 are considered outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of our directors and executive officers is c/o PGT, Inc., 1070 Technology Drive, North Venice, FL 34275.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Outstanding
JLL Partners Fund IV, L.P.	14,463,776	(2)(5)	52.1%
Wellington Management Company, LLP	2,193,980	(3)	7.9%
FMR LLC	2,224,002	(4)	8.0%
Paul S. Levy	14,463,776	(5)	52.1%
Daniel Agroskin	1,500	(5)	*
Alexander R. Castaldi	—	(5)	*
Richard D. Feintuch	24,071		*
Ramsey A. Frank	—	(5)	*
M. Joseph McHugh	12,910		*
Brent N. Milgrim	—	(5)	*
William J. Morgan	11,823		*
Floyd F. Sherman	12,543		*
Randy L. White	348,245	(6)	1.3%
Rodney Hershberger	863,032	(7)	3.1%
Jeffrey T. Jackson	47,645		*
Mario Ferrucci III	14,273		*
Herman W. Moore III(9)	34,907		*
Mary J. Kotler	20,644		*
Directors and executive officers as a group	18,031,945	(8)	64.9%

*	Percentage does not exceed one percent of the total outstanding class.
(1)	Unless otherwise indicated, the business address of each person is PGT, Inc., 1070 Technology Drive, North Venice, Florida, 34275.
(2)	The information reported is based on a Schedule 13G/A dated February 13, 2007, jointly filed with the SEC, in which JLL Partners Fund IV, L.P.; JLL Associates IV, L.P.; and the general partner of JLL Partners Fund IV, L.P., JLL Associates G.P. IV, L.L.C.; and Paul S. Levy, the managing member of JLL Associates IV, L.P. (collectively, “JLL”) reported that at December 31, 2006, JLL had shared voting power and shared dispositive power over 14,463,776 shares. The principal business address of JLL is 450 Lexington Avenue, Suite 3350, New York, NY 10017.

(3)	The information reported is based on a Schedule 13G/A dated February 14, 2008, filed with the SEC, in which Wellington Management Company, LLP (“Wellington”) reported that at December 31, 2007, Wellington had shared voting power over 1,490,480 shares and shared dispositive power over 2,193,980 shares in its capacity as investment advisor to clients of Wellington. The principal business address of Wellington is 75 State Street, Boston, MA 02109.
(4)	The information reported is based on a Schedule 13G dated February 14, 2008, filed with the SEC, in which FMR LLC (“FMR”) reported that at December 31, 2007, Fidelilty Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR, had sole dispositive power over 2,224,002 shares in its capacity as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. The principal business address of FMR and Fidelity is 82 Devonshire Street, Boston, MA 02109.
(5)	JLL Partners Fund IV, L.P. is the direct record and beneficial owner of 14,463,776 shares of PGT, Inc.’s common stock. Messrs. Agroskin, Castaldi, Frank, Levy, and Milgrim are all affiliates of JLL Partners. Mr. Levy is the managing member of JLL Associates G.P. IV, L.L.C., the general partner of JLL Associates IV, L.P., which in turn is the general partner of JLL Partners Fund IV, L.P. As a result, Mr. Levy may be deemed to beneficially own all of the shares of common stock owned by JLL Partners Fund IV, L.P., and to have shared voting or investment power over the shares of common stock owned by JLL Partners Fund IV, L.P. Messrs. Agroskin, Castaldi, Frank, and Milgrim disclaim any beneficial ownership of our common stock. Mr. Levy has a pecuniary interest in only a portion of the shares set forth herein.
(6)	Includes options outstanding to acquire 5,031 shares of common stock exercisable currently or within 60 days of April 23, 2008.
(7)	Includes options outstanding to acquire 180,389 shares of common stock exercisable currently or within 60 days of April 23, 2008.
(8)	Includes options outstanding to acquire 1,029,706 shares of common stock by all current directors and executive officers exercisable currently or within 60 days of April 23, 2008.
(9)	Mr. Moore’s employment with the Company terminated on December 31, 2007.

We know of no arrangements, the operation of which may at a subsequent date result in the change of control of the Company.

Equity Compensation Plans

The following table summarizes information, as of December 29, 2007, relating to equity compensation plans of PGT pursuant to which stock options, restricted stock or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options(3)		Weighted- Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	349,525	(4)	$13.30		332,275
Equity compensation plans not approved by security holders (2)	1,738,810	(5)	$9.10	(6)	2,622,125

(1)	Includes securities to be issued upon exercise under the 2006 Equity Incentive Plan of PGT approved by the stockholders in June 2006.
(2)	Includes securities to be issued upon exercise under the 2004 Stock Incentive Plan of PGT. No grants have been made under this plan since the Company’s initial public offering.

(3)	Excludes outstanding options to purchase 1,345,755 shares of common stock issued pursuant to a roll over agreement executed in conjunction with the acquisition of PGT Holding Company on January 29, 2004.
(4)	Includes outstanding options to purchase 291,131 shares of common stock and 58,394 shares of restricted stock issued under the 2006 Equity Incentive Plan.
(5)	Includes outstanding options to purchase 1,685,255 shares of common stock and 53,555 shares of restricted stock issued under the 2004 Stock Incentive Plan.
(6)	Weighted average exercise price of outstanding options excludes restricted stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since December 31, 2006 (the first day of the Company’s 2007 fiscal year), there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest other than compensation arrangements, which are described above.

Director Independence

The Board of Directors applies standards in affirmatively determining whether a director is “independent,” in compliance with applicable SEC rules and the rules of The NASDAQ listing standards. The Board of Directors, in applying the above-referenced standards, has affirmatively determined that Messrs. Feintuch, McHugh, Morgan and Sherman are “independent” directors. As part of the Board’s process in making such determination, it also determined that each such director has no other “material relationship” with the Company that could interfere with his ability to exercise independent judgment.

In addition to Messrs. Feintuch, McHugh, Morgan and Sherman, our Board of Directors includes: one management director, Mr. Hershberger, who is the Company’s President and CEO; five directors (Chairman Levy and Messrs. Agroskin, Castaldi, Frank and Milgrim) who are affiliated with our majority stockholder; and Mr. White.

As part of its annual evaluation of director independence, the Board examined (among other things) whether any transactions or relationships exist currently (or existed during the past three years), between each independent director and the Company, its subsidiaries, affiliates, equity investors, or independent auditors and the nature of those relationships under the relevant NASDAQ and SEC standards. The Board also examined whether there are (or have been within the past year) any transactions or relationships between each independent director and any executive officer of PGT or its affiliates. As a result of this evaluation, the Board has affirmatively determined that each independent director is independent under those criteria. Independent directors meet in regularly scheduled executive sessions outside the presence of other directors and management representatives. Interested parties, including stockholders, may communicate with the Chairman of the Board of Directors or the independent directors as a group through the process described in our proxy statement for our 2007 annual meeting of shareholders, previously filed with the SEC, under the heading “Corporate Governance — Policy on Stockholder-Director Communications.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Services Pre-Approval Policy

The charter of the Audit Committee, available on the Corporate Governance section of our web site, tasks the Audit Committee with the responsibility of appointing, compensating, retaining and overseeing the work of the Company’s independent registered public accounting firm, and defines the principles and procedures followed by the Audit Committee in overseeing the annual audit, quarterly reviews, financial reporting process and internal controls.

The Audit Committee is responsible for pre-approving all audit services and permitted non-audit services (including the fees and retention terms) to be performed for us by Ernst & Young LLP prior to their engagement for such services. The Audit Committee has adopted a pre-approval policy pursuant to which the Audit Committee establishes detailed pre-approved categories of non-audit services that may be performed by Ernst & Young LLP during the fiscal year, subject to dollar limitations set by the Audit Committee. All of the fees paid to Ernst & Young LLP under the categories Audit-Related, Tax and All Other were pre-approved by the Audit Committee, and none of such fees were approved in reliance on the de minimis exception established by the Securities and Exchange Commission.

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee also has established procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls, or auditing matters and for the confidential, anonymous submission by our employees of concerns regarding accounting or auditing matters.

Principal Accountant Fees and Services

The Audit Committee of our Board of Directors is responsible for the appointment, oversight, and evaluation of our independent registered public accounting firm. The Audit Committee has the sole and direct authority to engage, appoint, and replace our independent auditors. In addition, the Audit Committee has established in its charter a policy that every engagement of the Company’s independent registered public accounting firm to perform audit or permissible non-audit services on behalf of the Corporation or any of its subsidiaries requires pre-approval from the Audit Committee or its designee before such independent accounting firm is engaged to provide those services. Our independent registered public accounting firm may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act. Pursuant to the Audit Committee Charter, the Audit Committee reviews and, in its sole discretion, approves in advance the Corporation’s independent auditors’ annual engagement letter, including the proposed fees contained therein, as well as all audit and, as provided in the Sarbanes-Oxley Act of 2002 and the SEC rules and regulations promulgated thereunder, all permitted non-audit engagements and relationships between the Corporation and such independent auditors (which approval should be made after receiving input from the Corporation’s management, if desired).

With respect to the audits for the year ended December 29, 2007 and December 30, 2006, the Audit Committee approved the audit services performed by Ernst & Young, LLP, as well as certain categories and types of audit-related, tax, and permitted non-audit services.

Fees Paid to the Principal Accountant — 2007

Aggregate fees for professional services rendered for the Company by Ernst & Young LLP for the years ended December 29, 2007 and December 30, 2006, were as follows (thousands of dollars):

	2007	2006
Audit Fees (1)	$1,010	$1,051
Audit-Related Fees (2)	188	202
Tax Fees (3)	149	143
All Other Fees (4)	2	2

Total Fees	$1,349	$1,398

(1)	Audit fees for 2007 and 2006 consisted of the examination of the consolidated financial statements of the Company and quarterly review of financial statements. Audit fees in 2007 also include fees related to the audit of internal control over financial reporting. Audit fees in 2006 also include fees related to filings made with the SEC in connection with the transition from a privately- held company to a publicly-traded company.

(2)	Audit-related fees include the required audits of the Company’s employee benefit plans and transaction advisory fees.
(3)	Tax fees were for services related to tax compliance, including the preparation of tax returns and claims for refund; and tax planning and tax advice, including assistance with tax audits, tax advice related to mergers and acquisitions, and advising management as to the tax implications of certain transactions undertaken by the Company.
(4)	All other fees included services rendered for a subscription to Ernst & Young Online.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All exhibits filed by the Company in its Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the SEC on March 10, 2008 are incorporated by reference.

Exhibit Number	Description
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: April 25, 2008	/s/ RODNEY HERSHBERGER
Rodney Hershberger
President and Chief Executive Officer

/s/ JEFFREY T. JACKSON
Jeffrey T. Jackson
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/S/ RODNEY HERSHBERGER Rodney Hershberger	President and Chief Executive Officer (Principal Executive Officer and Director)	April 25, 2008

/S/ JEFFREY T. JACKSON Jeffrey T. Jackson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 25, 2008

/S/ PAUL S. LEVY* Paul S. Levy	Chairman and Director	April 25, 2008

/S/ ALEXANDER R. CASTALDI* Alexander R. Castaldi	Director	April 25, 2008

/S/ RICHARD D. FEINTUCH* Richard D. Feintuch	Director	April 25, 2008

/S/ RAMSEY A. FRANK* Ramsey A. Frank	Director	April 25, 2008

/S/ M. JOSEPH MCHUGH* M. Joseph McHugh	Director	April 25, 2008

/S/ FLOYD F. SHERMAN* Floyd F. Sherman	Director	April 25, 2008

/S/ RANDY L. WHITE* Randy L. White	Director	April 25, 2008

/S/ BRETT N. MILGRIM* Brett N. Milgrim	Director	April 25, 2008

/S/ WILLIAM J. MORGAN* William J. Morgan	Director	April 25, 2008

/S/ DANIEL AGROSKIN* Daniel Agroskin	Director	April 25, 2008

*By:	/S/ MARIO FERRUCCI, III Mario Ferrucci, III Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.