Form 10-Q
period 2008-03-29
PGT, Inc.
filed 2008-05-06
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value – 27,777,512 shares, as of April 25, 2008.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (unaudited)

	Quarter Ended
	March 29, 2008	March 31, 2007
Net sales	$54,836	$72,602
Cost of sales	38,765	47,903

Gross margin	16,071	24,699
Selling, general and administrative expenses	16,269	20,172

(Loss) income from operations	(198)	4,527

Interest expense, net	2,727	3,124
Other (income) expenses, net	(107)	133

(Loss) income before income taxes	(2,818)	1,270
Income tax (benefit) expense	(1,031)	469

Net (loss) income	$(1,787)	$801

Net (loss) income per common share:
Basic	$(0.06)	$0.03

Diluted	$(0.06)	$0.03

Weighted average shares outstanding:
Basic	27,636	26,999

Diluted	27,636	28,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	March 29, 2008	December 29, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,208	$19,479
Accounts receivable, net	21,613	20,956
Inventories, net	9,496	9,223
Deferred income taxes, net	3,293	3,683
Other current assets	9,485	7,080

Total current assets	62,095	60,421
Property, plant and equipment, net	78,357	80,184
Other intangible assets, net	94,956	96,348
Goodwill	169,648	169,648
Other assets, net	1,187	1,264

Total assets	$406,243	$407,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,714	$15,235
Current portion of long-term debt	663	332

Total current liabilities	15,377	15,567
Long-term debt	129,337	129,668
Deferred income taxes	48,927	48,927
Other liabilities	3,174	3,231

Total liabilities	196,815	197,393

Commitments and contingencies (note 10)

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 27,772 and 27,732 shares issued and 27,645 and 27,620 shares outstanding at March 29, 2008 and December 29, 2007, respectively	276	276
Additional paid-in-capital	211,052	210,964
Accumulated other comprehensive income (loss)	233	(422)
Accumulated deficit	(2,133)	(346)

Total shareholders’ equity	209,428	210,472

Total liabilities and shareholders’ equity	$406,243	$407,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Quarter Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net (loss) income	$(1,787)	$801
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,793	2,552
Amortization	1,392	1,393
Stock-based compensation	23	375
Excess tax benefits from stock-based compensation plans	(27)	(7)
Amortization of deferred financing costs	76	323
Derivative financial instruments	(107)	133
Loss on disposal of assets	2	2
Change in operating assets and liabilities:
Accounts receivable	(405)	(2,929)
Inventories	(273)	(679)
Prepaid expenses and other current assets	(2,189)	(517)
Accounts payable and accrued liabilities	134	1,315

Net cash (used in) provided by operating activities	(368)	2,762

Cash flows from investing activities:
Purchases of property, plant and equipment	(981)	(2,248)
Proceeds from sales of equipment	13	31

Net cash used in investing activities	(968)	(2,217)

Cash flows from financing activities:
Proceeds from exercise of stock options	38	40
Excess tax benefits from stock-based compensation plans	27	7
Payments of long-term debt	—	(20,000)

Net cash provided by (used in) financing activities	65	(19,953)

Net decrease in cash and cash equivalents	(1,271)	(19,408)
Cash and cash equivalents at beginning of period	19,479	36,981

Cash and cash equivalents at end of period	$18,208	$17,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended March 29, 2008 and March 31, 2007 consist of 13 weeks.

The condensed consolidated balance sheet as of December 29, 2007 is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. This condensed consolidated balance sheet as of December 29, 2007 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 29, 2007 included in the Company’s most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

NOTE 2. RESTRUCTURINGS

On March 4, 2008, we announced a second restructuring of the Company as a result of continued analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in the Company’s workforce of approximately 17% and included employees at both its Venice, Florida and Salisbury, North Carolina locations. As a result of the restructuring, the Company recorded a restructuring charge of $1.8 million in the first quarter of 2008, of which $1.1 million is classified within cost of goods sold and $0.7 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the quarter ended March 29, 2008. The charge related primarily to employee separation costs. All of the $1.8 million charge has been disbursed as of March 29, 2008.

On October 25, 2007, we announced a restructuring of the Company as a result of an in-depth analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in indirect workforce (overhead) of approximately 17%, which equated to approximately 8% of the Company’s then overall employee population, and included employees at both its Venice, Florida and Salisbury, North Carolina locations. The restructuring was undertaken in an effort to streamline operations as well as improve processes to drive new product development and sales. As a result of the restructuring, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of 2007. The charge related primarily to employee separation costs. Of the $2.4 million charge, $1.5 million had been disbursed in the fourth quarter of 2007 and an additional almost $0.7 million was disbursed in the first quarter of 2008. The remaining $0.2 million, classified within accrued liabilities in the accompanying condensed consolidated balance sheet as of March 29, 2008, is expected to be disbursed by the end of 2008.

The following table provides information with respect to our accrual for restructuring costs:

Accrued Restructuring Costs	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)
Quarter ended March 29, 2008 — 2008 restructuring	$—	$1,752	$(1,752)	$—
Quarter ended March 29, 2008 — 2007 restructuring	$850	$—	$(633)	$217

NOTE 3. WARRANTY

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

The following table provides information with respect to our warranty accrual:

Accrued Warranty	Beginning of Period	Charged to Expense	Adjustments	Settlements	End of Period
(in thousands)
Quarter ended March 29, 2008	$4,986	$1,097	$(172)	$(1,076)	$4,835
Quarter ended March 31, 2007	$4,934	$1,453	$171	$(1,371)	$5,187

NOTE 4. INVENTORIES

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

	March 29, 2008	December 29, 2007
	(in thousands)
Finished goods	$1,150	$717
Work in progress	534	654
Raw materials	8,659	8,595
Less: Reserve for obsolescence	(847)	(743)

	$9,496	$9,223

NOTE 5. STOCK COMPENSATION EXPENSE

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS No. 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of less than $0.1 million for the first quarter of 2008 and $0.4 million during the first quarter of 2007. As of March 29, 2008, there was $0.8 million and $0.7 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively, including the repriced options as described in Item 8, in footnote 16 under the title “The Repricing” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007 as filed on March 10, 2008. These costs are expected to be recognized in earnings on a straight line basis over the weighted average remaining vesting period of 1.6 years.

NOTE 6. NET (LOSS) INCOME PER COMMON SHARE

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

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Quarter Ended
	March 29, 2008	March 31, 2007
	(in thousands, except per share amounts)
Net (loss) income	$(1,787)	$801

Weighted-average common shares—Basic	27,636	26,999
Add: Dilutive effect of stock compensation plans (1)	—	1,367

Weighted-average common shares—Diluted	27,636	28,366

Net (loss) income per common share:
Basic	$(0.06)	$0.03

Diluted	$(0.06)	$0.03

(1)—Because there was a net loss in the first quarter of 2008, the effect of stock compensation plans was anti-dilutive.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows:

	March 29, 2008	December 29, 2007	Original Useful Life (in years)
	(in thousands)
Goodwill	$169,648	$169,648	indefinite

Other intangible assets:
Trademarks	$62,500	$62,500	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(23,244)	(21,852)

Subtotal	32,456	33,848

Other intangible assets, net	$94,956	$96,348

The impairment evaluation for goodwill and other intangible assets is conducted at the end of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The determination of fair value used in the impairment evaluation is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the Company. Estimated cash flows are sensitive to, among other things, changes in the housing market and the economy. The Company considers the relationship between the trading price of its common stock and its per-share book value, among other things, when reviewing for indicators of impairment. At March 29, 2008, the Company’s common stock was trading at a price below its per-share book value. The Company believes its stock price is depressed due to weak economic conditions in the housing sector, the Company’s primary market. If weak conditions in the housing sector persist or further deteriorate, the Company’s stock price may continue to trade at a price below its per-share book value, possibly indicating the existence of impairment of goodwill and/or other intangible assets. If impairment was deemed to exist, we would be required to write down the carrying value of goodwill and/or other intangible assets to their estimated fair values. No impairment of goodwill or other intangible assets was identified during the first quarter of 2008.

NOTE 8. LONG-TERM DEBT

On February 14, 2006, our Company entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of March 29, 2008 there was $25.4 million available under the revolving credit facility.

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

The first lien term loan is secured by a perfected first priority pledge of all of the equity interests of our subsidiary and perfected first priority security interests in and mortgages on substantially all of our tangible and intangible assets and those of the guarantors, except, in the case of the stock of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences, and subject to such other exceptions as are agreed. The senior secured credit facility contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiaries to (i) dispose of assets; (ii) change our business; (iii) engage in mergers or consolidations; (iv) make certain acquisitions; (v) pay dividends or repurchase or redeem stock; (vi) incur indebtedness or guarantee obligations and issue preferred and other disqualified stock; (vii) make investments and loans; (viii) incur liens; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) issue stock or stock options under certain conditions; (xii) amend or prepay subordinated indebtedness and loans under the second lien secured credit facility; (xiii) modify or waive material documents; or (xiv) change our fiscal year. In addition, under the senior secured credit facility, we are required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and maximum capital expenditures. However, see Note 14, Recent Development, below.

Contractual future maturities of long-term debt outstanding as of March 29, 2008 are as follows (in thousands):

Remainder of 2008	$332
2009	1,327
2010	1,327
2011	1,327
2012	125,687

Total	$130,000

During the first quarter of 2007, we prepaid $20.0 million of long term debt with cash on hand. No repayments were made or were required during the first quarter of 2008.

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

NOTE 9. COMPREHENSIVE INCOME (LOSS)

	Quarter Ended
	March 29, 2008	March 31, 2007
	(in thousands)
Net (loss) income	$(1,787)	$801

Other comprehensive (loss) income, net of taxes:
Amortization of ineffective interest rate swap, net of tax benefit of $30 for the quarter ended March 31, 2007	—	(49)
Change in the fair value of interest rate swap, net of tax expense of $28 and tax benefit of $1 for the quarters ended March 29, 2008 and March 31, 2007, respectively.	46	(2)
Change in the fair value of forward contracts for aluminum, net of tax expense of $390 for the quarter ended March 29, 2008	609	—

Total comprehensive (loss) income	$(1,132)	$750

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

NOTE 11. INCOME TAXES

The Company or its subsidiary files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003 and state and local income tax examinations by tax authorities for years before 2003 in states where the Company or a subsidiary has a material tax presence.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, on January 1, 2007. We did not recognize any material liability for unrecognized tax benefits in conjunction with our FIN 48 implementation and there were no changes to our unrecognized tax benefits during 2007 or the first quarter of 2008. However, should we accrue for such liabilities if they arise in the future we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

Our effective tax rate was 36.6% for the quarter ended March 29, 2008 and 36.9% for the quarter ended March 31, 2007.

NOTE 12. FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of SFAS No. 157 as of December 30, 2007 (the first day of our 2008 fiscal year) for financial instruments. Although the adoption of SFAS No. 157 did not impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our interim and annual financial statements.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 29, 2008, we held an asset that is required to be measured at fair value on a recurring basis related to our aluminum hedging activities composed of forward contracts for the purchase of aluminum. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. At March 29, 2008, we had 13 outstanding forward contracts for the purchase of 3.1 million pounds of aluminum at an average price of $1.22 per pound with maturity dates of between one month and five months through August 2008. These contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flow attributable to forecasted purchases of aluminum. These aluminum hedges had a fair value of $0.5 million at March 29, 2008, classified within other current assets in the accompanying condensed consolidated balance sheet. Our overall aluminum hedge program qualifies as highly effective for reporting purposes. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. During the quarter ended March 29, 2008, although two of the 13 existing contracts were designated as ineffective, the ineffective portion of the hedging instruments was not significant. The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive income, net of tax, is $0.2 million as of March 29, 2008, all of which is expected to be reclassified to earnings in 2008.

Aluminum forward contracts identical to those held by the Company trade on the London Metals Exchange (“LME”). The LME provides a transparent forum and is the world's largest center for the trading of futures contracts for non-ferrous metals and plastics. The trading is highly liquid and, therefore, the metals industry has a high degree of confidence that the trade pricing properly reflects current supply and demand. The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle. Based on this high degree of volume and liquidity in the LME and the transparency of the market participants, the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time we believe represents a contract's exit price to be used for purposes of SFAS No. 157. Trade pricing is based on valuation model inputs that can generally be verified but which require some degree of judgment. Therefore, we categorize these aluminum forward contracts as being valued using Level 2 inputs as follows:

	Fair Value Measurements
Description	March 29, 2008	Significant Other Observable Inputs (Level 2)
	(in thousands)
Forward contracts for aluminum	$450	$450

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for our Company beginning in fiscal year 2008. We chose not to elect the fair value option provided under SFAS No. 159 for financial instruments that existed as of December 30, 2007, the first day of our 2008 fiscal year.

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We currently provide information about our hedging activities and use of derivatives in our annual filings with the SEC, including many of the disclosures required by SFAS No. 161. Thus, we currently anticipate the adoption of SFAS No. 161 will require such disclosures to be made in interim financial statements but do not anticipate a material impact on the disclosures provided annually.

NOTE 14. RECENT DEVELOPMENT

On April 30, 2008, the Company announced in a Current Report on Form 8-K filed with the SEC on May 1, 2008 that the Company entered into an amendment to the credit agreement described in Note 8 above. The amendment, among other things, relaxes certain financial covenants, increases the applicable rate on loans and letters of credit, and sets a LIBOR floor. The effectiveness of the amendment is conditioned, among other things, on the repayment of at least $30 million of loans under the credit agreement no later than August 14, 2008. Such amount is expected to come from a combination of cash on hand and the proceeds of an equity issuance.

The credit agreement agents, certain of the other lenders under the credit agreement, and certain of their respective affiliates have performed or may in the future perform various commercial banking, lending, investment banking, financial advisory, trustee, hedging, or other services for the Company and affiliates, for which they have received or will receive fees and reimbursement of expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 29, 2007 included in our most recent annual report on Form 10-K.

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

Current Operating Conditions and Outlook

In the first quarter of 2008, housing permits in Florida decreased 56% compared to the first quarter of 2007 and were down 5% from the fourth quarter of 2007. In response to the deterioration in the housing market, we have taken a number of steps to maintain profitability and conserve capital. As discussed in “Other Developments – Restructurings” below, we adjusted our operating cost structure to more closely align with current demand. In addition, we decreased our capital spending in 2007 and have further restricted capital spending in the first quarter of 2008. However, we also view this market downturn as an opportunity to gain market share from our competitors. For instance, we have introduced new incentive programs offered to both our distributors and end users. We also increased marketing and sales efforts in areas outside of our dominant markets, including northern Florida, the Gulf Coast and the Carolinas. Finally, we introduced new products and expanded product lines to broaden our product offering. As a result of these actions, we continue to outperform the underlying market. However gross margins have declined to 29.3% in the first quarter of 2008 from 34.0% in the first quarter of 2007 due mainly to the impact of the loss of operating leverage against fixed costs.

While the homebuilding industry is in a down cycle, we still believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics. At this point, it is unclear if housing activity has hit bottom. Despite the unfavorable operating conditions, we still believe that, in the long-term, we can grow organically by gaining market share and outperforming our underlying markets. However, we think difficult market conditions affecting our business will continue to have a negative effect on our operating results and year-over-year comparisons.

Other Developments

Restructurings

On March 4, 2008, we announced a second restructuring of the Company as a result of continued analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in the Company’s workforce of approximately 17% and included employees at both its Venice, Florida and Salisbury, North Carolina locations. As a result of the restructuring, the Company recorded a restructuring charge of $1.8 million in the first quarter of 2008. The charge related primarily to employee separation costs.

On October 25, 2007, we announced a restructuring of the Company as a result of an in-depth analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in indirect workforce (overhead) of approximately 17%, which equated to approximately 8% of the Company’s then overall employee population, and included employees at both its Venice, Florida and Salisbury, North Carolina locations. The restructuring was undertaken in an effort to streamline operations as well as improve processes to drive new product development and sales. As a result of the restructuring, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of 2007. The charge related primarily to employee separation costs.

Selected Financial Data

In the following table, we show financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	Quarter Ended
	March 29, 2008	March 31, 2007
Net sales	100.0%	100.0%
Cost of sales	70.7%	66.0%

Gross margin	29.3%	34.0%
Selling, general and administrative expenses	29.7%	27.8%

(Loss) income from operations	(0.4)%	6.2%
Interest expense, net	5.0%	4.3%
Other (income) expenses, net	(0.2)%	0.2%

(Loss) income before income taxes	(5.2)%	1.7%
Income tax (benefit) expense	(1.9)%	0.6%

Net (loss) income	(3.3)%	1.1%

Overview

During the first quarter of 2008, we continued to execute on our strategy of gaining market share and controlling costs during the current housing downturn. The industry experienced a decline in housing permits in Florida of approximately 56% in the first quarter of 2008 while our revenues declined 24.5%, each as compared to the first quarter of 2007. In addition, gross margin percentage was 29.3% in the first quarter of 2008, compared to 34.0% in the first quarter of 2007. The decline was primarily a result of the significant slowdown in Florida new home construction. Adjusted for $0.7 million of restructuring costs, selling, general and administrative expenses for the first quarter of 2008 decreased by $4.6 million, or 22.7% from the first quarter of 2007, primarily driven by lower selling and marketing costs and an overall decline in general administrative expenses from the reduced volumes and lower personnel-related costs as a result of the restructuring actions discussed above.

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 29, 2008 AND MARCH 31, 2007

Net sales

Net sales decreased $17.8 million, or 24.5%, in the first quarter of 2008, compared to the 2007 first quarter. Net sales for the first quarter of 2008 was $54.8 million, compared with net sales of $72.6 million for the first quarter of 2007. The following table shows net sales classified by major product category (sales in thousands):

	Quarter Ended
	March 29, 2008		March 31, 2007
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$38.7	70.6%	$48.1	66.3%	(19.5)%
Other Window and Door Products	16.1	29.4%	24.5	33.7%	(34.3)%

Total net sales	$54.8	100.0%	$72.6	100.0%	(24.5)%

Net sales of WinGuard branded products was $38.7 million for the first quarter of 2008, a decrease of $9.4 million, or 19.5%, from $48.1 million in net sales for the 2007 first quarter. Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts. The decrease in sales of our WinGuard branded products was driven mainly by the decline in new housing but also to some extent by the lack of storm activity during the two most recent hurricane seasons in the coastal markets of Florida served by the Company.

Net sales of Other Window and Door Products was $16.1 million for the first quarter of 2008, a decrease of $8.4 million, or 34.3%, from $24.5 million in net sales for the 2007 first quarter. The decrease was mainly due to the decline in new housing. New housing demand has traditionally impacted sales of our Other Window and Door Products more than our WinGuard Window and Door Products.

Restructuring Charge

On March 4, 2008 we announced a second restructuring of the Company as a result of continued analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. As a result of the restructuring, the Company recorded a restructuring charge of $1.8 million in the first quarter of 2008 of which $1.1 million is included in cost of goods sold and $0.7 million is included in selling, general and administrative expenses. The charge related primarily to employee separation costs.

Gross margin

Gross margin was $16.1 million for the first quarter of 2008, a decrease of $8.6 million, or 34.9%, from $24.7 million for the first quarter of 2007. This decrease was largely due to lower sales volumes of all of our products, most significantly of our WinGuard branded windows and doors, sales of which decreased 19.5% compared to the prior year quarter, and the resulting loss of operating leverage against fixed costs. Cost of goods sold in the first quarter of 2008 also includes a $1.1 million charge related to the restructuring actions taken in the 2008 first quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses were $16.3 million for the first quarter of 2008, a decrease of $3.9 million, from $20.2 million for the 2007 first quarter. This decrease was mainly due to a $2.3 million decrease in personnel related costs as the result of the cost saving actions initiated by the Company in the fourth quarter of 2007 and first quarter of 2008 as well as decreases in commissions and incentive compensation, a $1.5 million decrease in marketing costs primarily due to a lower level of advertising, a $0.4 million decrease in stock-based compensation expense and a $0.2 million decrease in Sarbanes-Oxley Act of 2002 compliance costs. These decreases were partially offset by $0.7 million in restructuring costs included in selling general and administrative expenses in the first quarter of 2008. As a percentage of sales, selling, general and administrative expenses increased during the first quarter of 2008 to 29.7% compared to 27.8% for the first quarter of 2007, mainly due to the restructuring charge and the decrease in volume.

Interest expense, net

Interest expense, net was $2.7 million in the first quarter of 2008, a decrease of $0.4 million, or 12.7% from $3.1 million for the first quarter of 2007. The decrease was due to a 16% decrease in average debt level in the first quarter of 2008 compared to the first quarter of 2007 as well as lower amortization of deferred financing costs, partially offset by lower interest income due to lower average level of cash in banks in the 2008 first quarter compared to the 2007 first quarter.

Other expenses (income), net

There was other income of $0.1 million for the first quarter of 2008 compared to other expenses of $0.1 million for the 2007 first quarter. The amounts in the first quarter of 2008 relate to the effects of the ineffective portions of aluminum hedges and in the first quarter of 2007 to the effect of ineffective interest rate hedges.

Income tax (benefit) expense

Our effective tax benefit rate was 36.6% for the first quarter of 2008 compared to an effective tax rate of 36.9% for the first quarter of 2007. There were no individually significant permanent differences in either period.

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

Consolidated Cash Flows

Operating activities. Cash flows used in operating activities were $0.4 million for the first quarter of 2008 compared to $2.8 million of cash provided by operating activities in the first quarter of 2007. In the first quarter of 2008, we had net cash collections from customers totaling $55.3 million and other cash collections of $0.8 million, primarily from scrap aluminum sales. In the first quarter of 2008, we disbursed $31.6 million in cash related to payments of accounts payable, primarily to our vendors, and $22.2 million in cash to employees and for other payroll-related expenses. We also used $2.7 million in cash to pay debt service costs. In the first quarter of 2007, we had net cash collections from customers totaling $71.3 million and other cash collections of $1.3 million, primarily from scrap aluminum sales. In the first quarter of 2007, we disbursed $41.4 million in cash related to payments of accounts payable, primarily to our vendors, and $25.3 million in cash to employees and for other payroll-related expenses. We also used $3.1 million in cash to pay debt service costs. Days sales outstanding (DSO), which we calculate as accounts receivable divided by recent average daily sales, was 37 days at both March 29, 2008 and December 29, 2007, compared to 41 days at March 31, 2007 and 46 days at December 30, 2006.

Investing activities. Cash flows used in investing activities were $1.0 million for the first quarter of 2008, compared to $2.2 million for the first quarter of 2007. The decrease in cash flows used in investing activities was mainly due to restrictions placed on capital spending in the first quarter of 2008.

Financing activities. Cash flows provided by financing activities were $0.1 million in the first quarter of 2008, related to the proceeds and tax benefits from the exercise of stock options during the quarter, compared to cash used in financing activities of $20.0 million in the first quarter of 2007. In February 2007, we prepaid $20.0 million of our long-term debt with cash generated from operations.

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

The first lien term loan is secured by a perfected first priority pledge of all of the equity interests of our subsidiary and perfected first priority security interests in and mortgages on substantially all of our tangible and intangible assets and those of the guarantors, except, in the case of the stock of a foreign subsidiary, to the extent such pledge would be prohibited by applicable law or would result in materially adverse tax consequences, and subject to such other exceptions as are agreed. The senior secured credit facility contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiaries to (i) dispose of assets; (ii) change our business; (iii) engage in mergers or consolidations; (iv) make certain acquisitions; (v) pay dividends or repurchase or redeem stock; (vi) incur indebtedness or guarantee obligations and issue preferred and other disqualified stock; (vii) make investments and loans; (viii) incur liens; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) issue stock or stock options of our subsidiary; (xii) amend or prepay subordinated indebtedness and loans under the second lien secured credit facility; (xiii) modify or waive material documents; or (xiv) change our fiscal year. In addition, under the first lien secured credit facility, we are required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and maximum capital expenditures. However, see “Recent Development” below.

Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver under the senior secured credit facility, we believe we will have sufficient capital to meet our short-term and long-term needs, including our capital expenditures and our debt obligations in 2008.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first quarter of 2008, capital expenditures were $1.0 million, compared to $2.2 million for the first quarter of 2007. In the fourth quarter of 2007 and continuing into 2008, we placed restrictions on our capital spending to conserve cash but anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans.

Contractual Obligations

There have been no significant changes to our “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the Securities and Exchange Commission on March 10, 2008.

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

We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the Securities and Exchange Commission on March 10, 2008. Other than fair value measurements described below, there have been no changes to our critical accounting policies during the first quarter of 2008.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of SFAS No. 157 as of December 30, 2007 (the first day of our 2008 fiscal year) for financial instruments. Although the adoption of SFAS No. 157 did not impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our interim and annual financial statements.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 29, 2008, we held an asset that is required to be measured at fair value on a recurring basis related to our aluminum hedging activities composed of forward contracts for the purchase of aluminum. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. At March 29, 2008, we had 13 outstanding forward contracts for the purchase of 3.1 million pounds of aluminum at an average price of $1.22 per pound with maturity dates of between one month and five months through August 2008. These contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum. These aluminum hedges had a fair value of $0.5 million at March 29, 2008, classified within other current assets in the accompanying condensed consolidated balance sheet. Our overall aluminum hedge program qualifies as highly effective for reporting purposes. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. During the quarter ended March 29, 2008, although two of the 13 existing contracts were designated as ineffective, the ineffective portion of the hedging instruments was not significant. The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive income, net of tax, is $0.2 million as of March 29, 2008, all of which is expected to be reclassified to earnings in 2008.

Aluminum forward contracts identical to those held by the Company trade on the London Metals Exchange (“LME”). The LME provides a transparent forum and is the world's largest center for the trading of futures contracts for non-ferrous metals and plastics. The trading is highly liquid and, therefore, the metals industry has a high degree of confidence that the trade pricing properly reflects current supply and demand. The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle. Based on this high degree of volume and liquidity in the LME and the transparency of the market participants, the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time we believe represents a contract's exit price to be used for purposes of SFAS No. 157. Trade pricing is based on valuation model inputs that can generally be verified but which require some degree of judgment. Therefore, we categorize these aluminum forward contracts as being valued using Level 2 inputs.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS No. 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of less than $0.1 million for the first quarter of 2008 and $0.4 million during the first quarter of 2007. As of March 29, 2008, there was $0.8 million and $0.7 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively, including the repriced options as described in Item 8 in footnote 16 under the title “The Repricing” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007 as filed on March 10, 2008. These costs are expected to be recognized in earnings on a straight line basis over the weighted average remaining vesting period of 1.6 years.

Goodwill and Other Intangible Assets

The impairment evaluation for goodwill and other intangible assets is conducted at the end of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The determination of fair value used in the impairment evaluation is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the Company. Estimated cash flows are sensitive to, among other things, changes in the housing market and the economy. The Company considers the relationship between the trading price of its common stock and its per-share book value, among other things, when reviewing for indicators of impairment. At March 29, 2008, the Company’s common stock was trading at a price below its per-share book value. The Company believes its stock price is depressed due to weak economic conditions in the housing sector, the Company’s primary market. If weak conditions in the housing sector persist or further deteriorate, the Company’s stock price may continue to trade at a price below its per-share book value, possibly indicating the existence of impairment of goodwill and/or other intangible assets. If impairment was deemed to exist, we would be required to write down the carrying value of goodwill and or other intangible assets to their estimated fair values. No impairment of goodwill or other intangible assets was identified during the first quarter of 2008.

Recent Development

On April 30, 2008, the Company announced in a Current Report on Form 8-K filed with the SEC on May 1, 2008 that the Company entered into an amendment to the credit agreement described in Note 8 above. The amendment, among other things, relaxes certain financial covenants, increases the applicable rate on loans and letters of credit, and sets a LIBOR floor. The effectiveness of the amendment is conditioned, among other things, on the repayment of at least $30 million of loans under the credit agreement no later than August 14, 2008. Such amount is expected to come from a combination of cash on hand and the proceeds of an equity issuance.

The credit agreement agents, certain of the other lenders under the credit agreement, and certain of their respective affiliates have performed or may in the future perform various commercial banking, lending, investment banking, financial advisory, trustee, hedging, or other services for the Company and affiliates, for which they have received or will receive fees and reimbursement of expenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at March 29, 2008, a one percentage-point increase in interest rates would result in approximately $1.3 million of additional interest costs annually. As of March 29, 2008 we had no interest rate swaps or caps in place which means our debt is all adjustable-rate debt.

From time to time, we utilize derivative financial instruments to hedge price movements in our aluminum materials. As of March 29, 2008, we had covered approximately 45% of our anticipated needs through August 2008. In April 2008, we entered into aluminum hedging instruments that settle in June 2008 through August 2008 that bring the coverage of our anticipated needs in those months to approximately 70%. Short-term changes in the cost of aluminum, which can be significant, are sometimes passed on to our customers through price increases, however, there can be no guarantee that we will be able to continue to pass on such price increases to our customers or that price increases will not negatively impact sales volume, thereby adversely impacting operating margins. Based on the volume of purchases of aluminum over recent months, a 10% increase in the cost of aluminum would increase cost of sales by $2.3 million, net of the change in the fair value of aluminum hedges.

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

In addition to the other information set forth in this report including, but not limited to the risk described in Part I, Item 2 under the heading “Critical Accounting Policies – Goodwill and Other Intangible Assets,” you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

During the quarter ended March 29, 2008, we issued an aggregate of 25,000 shares of our common stock to certain officers, employees and/or former employees upon the exercise of options associated with the Rollover Stock Option Agreement included as Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365. We received aggregate proceeds of $37,750 as a result of the exercise of these options. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in reliance on, among other things, representations and warranties obtained from the holders of such options. During the quarter ended March 29, 2008, we did not issue any shares of our common stock under our 2004 Stock Incentive Plan.

The options related to the shares issued above were granted prior to our initial public offering. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Use of Proceeds

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following items are attached or incorporated herein by reference:

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: May 6, 2008	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: May 6, 2008	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.