Form 10-Q
period 2008-06-28
PGT, Inc.
filed 2008-08-07
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value – 28,330,751 shares, as of July 30, 2008.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended		First Half Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net sales	$60,100	$79,403	$114,936	$152,005
Cost of sales	38,609	50,685	77,374	98,588

Gross margin	21,491	28,718	37,562	53,417
Goodwill impairment charge	92,000	—	92,000	—
Asset impairment charge	—	826	—	826
Selling, general and administrative expenses	16,165	20,588	32,434	40,761

(Loss) income from operations	(86,674)	7,304	(86,872)	11,830
Interest expense, net	2,190	2,801	4,917	5,925
Other expense (income), net	51	98	(56)	230

(Loss) income before income taxes	(88,915)	4,405	(91,733)	5,675
Income tax (benefit) expense	(12,266)	1,620	(13,297)	2,090

Net (loss) income	$(76,649)	$2,785	$(78,436)	$3,585

Net (loss) income per common share:
Basic	$(2.75)	$0.10	$(2.83)	$0.13

Diluted	$(2.75)	$0.10	$(2.83)	$0.13

Weighted average shares outstanding:
Basic	27,832	27,123	27,734	27,061

Diluted	27,832	28,321	27,734	28,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	June 28, 2008	December 29, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,296	$19,479
Accounts receivable, net	23,561	20,956
Inventories	10,325	9,223
Deferred income taxes	3,802	3,683
Other current assets	4,837	7,080

Total current assets	59,821	60,421
Property, plant and equipment, net	76,412	80,184
Other intangible assets, net	93,563	96,348
Goodwill	77,648	169,648
Other assets, net	1,028	1,264

Total assets	$308,472	$407,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,814	$15,235
Current portion of long-term debt	95	332

Total current liabilities	15,909	15,567
Long-term debt	120,322	129,668
Deferred income taxes	35,532	48,927
Other liabilities	3,113	3,231

Total liabilities	174,876	197,393

Commitments and contingencies (note 10)
Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 28,331 and 27,732 shares issued and 28,112 and 27,620 shares outstanding at June 28, 2008 and December 29, 2007, respectively	281	276
Additional paid-in-capital	211,988	210,964
Accumulated other comprehensive income (loss)	109	(422)
Accumulated deficit	(78,782)	(346)

Total shareholders’ equity	133,596	210,472

Total liabilities and shareholders’ equity	$308,472	$407,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	First Half Ended
	June 28,	June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(78,436)	$3,585
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	5,666	5,016
Amortization	2,785	2,785
Stock-based compensation	361	845
Excess tax benefits from stock-based compensation plans	(458)	(1,451)
Deferred taxes	(13,395)	—
Amortization of deferred financing costs	236	460
Derivative financial instruments	(56)	230
Impairment charges	92,000	826
Loss on disposal of assets	6	2
Change in operating assets and liabilities:
Accounts receivable	(2,257)	(4,604)
Inventories	(1,103)	(904)
Prepaid expenses and other current assets	2,098	442
Accounts payable and accrued liabilities	1,601	3,285

Net cash provided by operating activities	9,048	10,517

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,957)	(6,233)
Proceeds from sales of equipment	58	32

Net cash used in investing activities	(1,899)	(6,201)

Cash flows from financing activities:
Proceeds from exercise of stock options	210	1,127
Excess tax benefits from stock-based compensation plans	458	1,451
Payments of long-term debt	(10,000)	(25,000)

Net cash used in financing activities	(9,332)	(22,422)

Net decrease in cash and cash equivalents	(2,183)	(18,106)
Cash and cash equivalents at beginning of period	19,479	36,981

Cash and cash equivalents at end of period	$17,296	$18,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended June 28, 2008 and June 30, 2007 consist of 13 weeks.

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

NOTE 2. RESTRUCTURINGS

On March 4, 2008, we announced a second restructuring of the Company as a result of continued analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in the Company’s workforce of approximately 300 employees and included employees at both its Venice, Florida and Salisbury, North Carolina locations. As a result of the restructuring, the Company recorded a restructuring charge of $1.8 million in the first quarter of 2008, of which $1.1 million is classified within cost of goods sold and $0.7 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the first half ended June 28, 2008. The charge related primarily to employee separation costs. All of the $1.8 million charge was disbursed in the first quarter of 2008.

On October 25, 2007, we announced a restructuring of the Company as a result of an in-depth analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in the Company’s workforce of approximately 150 employees and included employees at both its Venice, Florida and Salisbury, North Carolina locations. The restructuring was undertaken in an effort to streamline operations as well as improve processes to drive new product development and sales. As a result of the restructuring, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of 2007. The charge related primarily to employee separation costs. Of the $2.4 million charge, $1.5 million was disbursed in the fourth quarter of 2007, an additional almost $0.7 million was disbursed in the first quarter of 2008 and the remaining $0.2 million was disbursed in the second quarter of 2008. The following table provides information with respect to our accrual for restructuring costs:

Accrued Restructuring Costs	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)
Quarter ended June 28, 2008:
2007 Restructuring	$217	$—	$(217)	$—
2008 Restructuring	—	—	—	—

For the quarter ended June 28, 2008	$217	$—	$(217)	$—

First half ended June 28, 2008:
2007 Restructuring	$850	$—	$(850)	$—
2008 Restructuring	—	1,752	(1,752)	—

For the first half ended June 28, 2008	$850	$1,752	$(2,602)	$—

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

The following table provides information with respect to our warranty accrual:

Accrued Warranty	Beginning of Period	Charged to Expense	Adjustments	Settlements	End of Period
(in thousands)
Quarter ended June 28, 2008	$4,835	$902	$(279)	$(748)	$4,710

Quarter ended June 30, 2007	$5,187	$1,594	$58	$(1,284)	$5,555

First half ended June 28, 2008	$4,986	$1,999	$(451)	$(1,824)	$4,710

First half ended June 30, 2007	$4,934	$3,047	$229	$(2,655)	$5,555

NOTE 4. INVENTORIES

Inventories consist principally of raw materials purchased for the manufacture of our products. Our Company has limited finished goods inventory since all products are custom, made-to-order products. Finished goods inventory costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consisted of the following at:

	June 28,	December 29,
	2008	2007
	(in thousands)
Finished goods	$1,535	$717
Work in progress	481	654
Raw materials	8,309	7,852

	$10,325	$9,223

NOTE 5. STOCK COMPENSATION EXPENSE

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS No. 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.3 million for the second quarter of 2008 and $0.5 million during the second quarter of 2007. We recorded compensation expense for stock based awards of $0.4 million for the first half of 2008 and $0.8 million during the first half of 2007. As of June 28, 2008, there was $0.6 million and $0.9 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.5 years.

NOTE 6. NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share (“EPS”) is calculated in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Due to the net losses in each of the second quarter and first half of 2008, the effect of compensation plans is anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Quarter Ended		First Half Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Net (loss) income	$(76,649)	$2,785	$(78,436)	$3,585

Weighted-average common shares—Basic	27,832	27,123	27,734	27,061
Add: Dilutive effect of stock compensation plans	—	1,198	—	1,283

Weighted-average common shares—Diluted	27,832	28,321	27,734	28,344

Net (loss) income per common share:
Basic	$(2.75)	$0.10	$(2.83)	$0.13

Diluted	$(2.75)	$0.10	$(2.83)	$0.13

NOTE 7. GOODWILL, OTHER INTANGIBLE AND LONG-LIVED ASSETS

Goodwill and other intangible assets are as follows:

	June 28, 2008	December 29, 2007	Original Useful Life (in years)
	(in thousands)
Goodwill	$77,648	$169,648	indefinite

Other intangible assets:
Trademarks	$62,500	$62,500	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(24,637)	(21,852)

Subtotal	31,063	33,848

Other intangible assets, net	$93,563	$96,348

Goodwill at December 29, 2007	$169,648
Impairment charge taken during the quarter ended June 28, 2008	(92,000)

Goodwill at June 28, 2008	$77,648

The impairment evaluation for goodwill is conducted at the end of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The determination of fair value used in the impairment evaluation is based on a discounted cash flow model and is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the Company. Estimated cash flows are sensitive to, among other things, changes in the housing market and the economy.

The Company believes that the weakness in the housing market has resulted in the prolonged decline in its market capitalization as compared to its book value. The Company considers the relationship between its market capitalization and its book value, among other things, when reviewing for indicators of impairment. During the second quarter of 2008, the Company concluded that the weakness in the housing sector is likely to persist longer than previously anticipated by the Company based on its review of, among other things, sequential quarter housing starts in the second quarter of 2008 compared to the first quarter of 2008, recent turmoil surrounding the nation’s largest mortgage lenders and the potential negative impact on the availability of mortgage financing and housing start forecasts published by national home builder associations pushing recovery in the new home construction market further out in 2009.

As a result of these impairment indicators, the Company updated the first step of its goodwill impairment test and determined that its carrying value exceeded its fair value, indicating that goodwill was impaired. Having determined that goodwill was impaired, we began performing the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing it to the carrying amount of goodwill. As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, the Company estimates that the implied fair value of our goodwill is less than its carrying value by approximately $92.0 million, which the Company has recognized as a goodwill impairment charge in the accompanying condensed consolidated results of operations for the second quarter and first half ended June 28, 2008. The $92.0 million goodwill impairment charge is an estimate based on the results of the preliminary allocation of fair value in the second step that the Company expects to complete in the third quarter of 2008. The carrying value of goodwill after the impairment charge included in the accompanying condensed consolidated balance sheet at June 28, 2008 is $77.6 million.

The impairment evaluation for indefinite lived intangible assets, which for the Company are its trademarks, is conducted at the end of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The determination of fair value used in the impairment evaluation is based on discounted estimates of future projected cost savings attributable to ownership of the trademarks. The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the trademarks. Estimated cash flows are sensitive to changes in the Florida housing market and changes in the economy among other things. As a result of the impairment indicators described above, during the second quarter of 2008, the Company evaluated its intangible assets with indefinite lives for impairment. The Company compared the estimated fair value of its trademarks to their carrying value and determined that there was no impairment. The carrying value of indefinite lived intangible assets included in the accompanying condensed consolidated balance sheet at June 28, 2008 is $62.5 million.

The Company reviews long-lived assets, including its intangible assets subject to amortization which, for the Company are its customer relationships, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the second quarter of 2008, the Company tested its long-lived assets for impairment by comparing the estimated future undiscounted net cash flows expected to be generated by these assets to their carrying value and determined that there was no impairment.

NOTE 8. LONG-TERM DEBT

On February 14, 2006, the Company entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of June 28, 2008 there was $25.4 million available under the revolving credit facility.

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

Contractual future maturities of long-term debt outstanding as of June 28, 2008 are as follows (in thousands):

Remainder of 2008	$48
2009	713
2010	1,336
2011	1,345
2012	116,975

Total	$120,417

During the first half of 2007, we prepaid $25.0 million of long-term debt with cash on hand. During the first half of 2008, all in the second quarter, we prepaid $10.0 million of long-term debt with cash on hand.

On April 30, 2008, the Company announced that it entered into an amendment to the credit agreement. The amendment, among other things, relaxes certain financial covenants, increases the applicable rate on loans and letters of credit, and sets a LIBOR floor. The effectiveness of the amendment is conditioned, among other things, on the repayment of at least $30 million of loans under the credit agreement no later than August 14, 2008. Such repayment is required to come from no more than $15 million of cash on hand, of which $10 million was paid in the second quarter of 2008, and the remainder from proceeds of an equity issuance. See Note 14, “Recent Development,” below.

The credit agreement agents, certain of the other lenders under the credit agreement, and certain of their respective affiliates have performed or may in the future perform various commercial banking, lending, investment banking, financial advisory, trustee, hedging, or other services for the Company and certain of its affiliates, for which they have received or will receive fees and reimbursement of expenses.

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

NOTE 9. COMPREHENSIVE (LOSS) INCOME

	Quarter Ended		First Half Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net (loss) income	$(76,649)	$2,785	$(78,436)	$3,585
Other comprehensive (loss) income, net of taxes:
Amortization of ineffective interest rate swap, net of tax benefit of $30 for the quarter ended and $61 for the first half ended June 30, 2007	—	(48)	—	(96)
Change in the fair value of interest rate swap, net of tax expense of $34 for the quarter ended June 30, 2007, and $28 and $35 for the first half ended June 28, 2008 and June 30, 2007, respectively	—	53	46	50
Change in the fair value of forward contracts for aluminum, net of tax benefit of $79 and tax expense of $16 for the quarter ended June 28, 2008 and June 30, 2007, and tax expense of $311 and $16 for the first half ended June 28, 2008 and June 30, 2007, respectively	(124)	25	485	25

Total comprehensive (loss) income	$(76,773)	$2,815	$(77,905)	$3,564

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

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, on January 1, 2007. We did not recognize any material liability for unrecognized tax benefits in conjunction with our FIN 48 implementation and there were no changes to our unrecognized tax benefits during 2007 or the first half of 2008. However, should we accrue for such liabilities if they arise in the future we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

We had an effective tax rate of 13.8% for the quarter ended June 28, 2008 and an effective tax rate of 36.8% for the quarter ended June 30, 2007. Our effective tax rate was 14.5% for the first half of 2008 and our effective tax rate was 36.8% for the first half of 2007. Excluding the deferred tax benefits totaling $13.5 million related to the $92 million estimated goodwill impairment charge recorded in the second quarter of 2008 and a $0.1 million valuation allowance recorded against the deferred tax assets for North Carolina state tax credits, we would have had an effective tax rate of 36.6% for the second quarter and 36.7% for the first half of 2008.

NOTE 12. FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of SFAS No. 157 as of December 30, 2007 (the first day of our 2008 fiscal year) for financial instruments. Although the adoption of SFAS No. 157 did not impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our interim and annual financial statements.

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

As of June 28, 2008, we held an asset that is required to be measured at fair value on a recurring basis related to our aluminum hedging activities composed of forward contracts for the purchase of aluminum. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. At June 28, 2008, we had 6 outstanding forward contracts for the purchase of 1.5 million pounds of aluminum at an average price of $1.26 per pound with maturity dates of between one month and two months through August 2008. These contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flow attributable to forecasted purchases of aluminum. These aluminum hedges had a fair value of $0.2 million at June 28, 2008, classified within other current assets in the accompanying condensed consolidated balance sheet. Our aluminum hedges qualify as highly effective for reporting purposes. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. At June 28, 2008, these contracts were designated as effective. The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive income, net of tax, is $0.1 million as of June 28, 2008, all of which is expected to be reclassified to earnings in 2008.

Aluminum forward contracts identical to those held by the Company trade on the London Metals Exchange (“LME”). The LME provides a transparent forum and is the world’s largest center for the trading of futures contracts for non-ferrous metals and plastics. The trading is highly liquid and, therefore, the metals industry has a high degree of confidence that the trade pricing properly reflects current supply and demand. The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle. Based on this high degree of volume and liquidity in the LME and the transparency of the market participants, the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time we believe represents a contract’s exit price to be used for purposes of SFAS No. 157. Trade pricing is based on valuation model inputs that can generally be verified but which require some degree of judgment. Therefore, we categorize these aluminum forward contracts as being valued using Level 2 inputs as follows:

	Fair Value Measurements
		Significant Other Observable
	June 28,	Inputs
Description	2008	(Level 2)
	(in thousands)
Forward contracts for aluminum	$195	$195

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3, if any, on its consolidated financial position and results of operations.

NOTE 14. RECENT DEVELOPMENT

On August 1, 2008, the Company filed Amendment No. 1 to the Registration Statement on Form S-3 filed on March 28, 2008 relating to a previously announced offering of rights to purchase 7,082,687 shares of the Company’s common stock with an aggregate value of approximately $30 million. In the offering, the Company will distribute to each holder of record of the Company’s common stock as of close of business on August 4, 2008, at no charge, one non-transferable subscription right for every four shares of common stock held by such holder. Each whole subscription right will entitle its holder to purchase one share of PGT’s common stock at the subscription price of $4.20 per share. The Company expects to distribute the subscription rights to stockholders on or about August 6, 2008. The registration statement relating to the rights offering was declared effective by the United States Securities and Exchange Commission on August 4, 2008. The rights offering will expire at 5:00 p.m. on September 4, 2008, unless extended by the Company’s Board of Directors. The proceeds from the rights offering, less fees and expenses incurred in connection with the rights offering and the recent amendment of our credit agreement as described in Note 8, will be used to repay a portion of the outstanding indebtedness under our credit agreement.

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

Current Operating Conditions and Outlook

In the second quarter of 2008, housing permits in Florida decreased 54% compared to the second quarter of 2007 and were down 7% from the first quarter of 2008. In response to the deterioration in the housing market, we have taken a number of steps to maintain profitability and conserve capital. As discussed in “Other Developments – Restructurings” below, we adjusted our operating cost structure to more closely align with current demand. In addition, we decreased our capital spending in 2007 and have further restricted capital spending in the first half of 2008. However, we also view this market downturn as an opportunity to gain market share from our competitors. For instance, we have introduced new incentive programs offered to both our distributors and end users. We also increased marketing and sales efforts in areas outside of our dominant markets, including northern Florida, the Gulf Coast and the Carolinas. Finally, we introduced new products and expanded product lines to broaden our product offering. As a result of these actions, we continue to outperform the underlying market. However gross margins have declined to 32.7% in the first half of 2008 from 35.1% in the first half of 2007 due mainly to the impact of the loss of operating leverage against fixed costs.

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

Other Developments

Restructurings

On March 4, 2008, we announced a second restructuring of the Company as a result of continued analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in the Company’s workforce of approximately 300 employees and included employees at both its Venice, Florida and Salisbury, North Carolina locations. As a result of the restructuring, the Company recorded a restructuring charge of $1.8 million in the first quarter of 2008. The charge related primarily to employee separation costs.

On October 25, 2007, we announced a restructuring of the Company as a result of an in-depth analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency. The restructuring resulted in a decrease in the Company’s workforce of approximately 150 employees and included employees at both its Venice, Florida and Salisbury, North Carolina locations. The restructuring was undertaken in an effort to streamline operations as well as improve processes to drive new product development and sales. As a result of the restructuring, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of 2007. The charge related primarily to employee separation costs.

Selected Financial Data

In the following table, we show financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	Quarter Ended		First Half Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.2%	63.8%	67.3%	64.9%

Gross margin	35.8%	36.2%	32.7%	35.1%
Goodwill impairment charge	153.1%	—	80.0%	—
Asset impairment charge	—	1.0%	—	0.5%
Selling, general and administrative expenses	26.9%	25.9%	28.2%	26.8%

(Loss) income from operations	(144.2%)	9.3%	(75.5%)	7.8%
Interest expense, net	3.6%	3.5%	4.3%	3.9%
Other expense (income), net	0.1%	0.1%	—	0.2%

(Loss) income before income taxes	(147.9%)	5.7%	(79.8%)	3.7%
Income tax (benefit) expense	(20.4%)	2.0%	(11.6%)	1.4%

Net (loss) income	(127.5%)	3.7%	(68.2%)	2.3%

Overview

During the second quarter of 2008, we continued to execute on our strategy of gaining market share and controlling costs during the current housing downturn. The industry experienced a decline in housing permits in Florida of approximately 54% in the second quarter of 2008 while our revenues declined 24.3%, each as compared to the second quarter of 2007. In addition, gross margin percentage was 35.8% in the second quarter of 2008, compared to 36.2% in the second quarter of 2007. These declines were primarily a result of the significant slowdown in Florida new home construction.

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 28, 2008 AND JUNE 30, 2007

Net sales

Net sales decreased $19.3 million, or 24.3%, in the second quarter of 2008, compared to the 2007 second quarter. Net sales for the second quarter of 2008 was $60.1 million, compared with net sales of $79.4 million for the second quarter of 2007. The following table shows net sales classified by major product category (sales in thousands):

	Quarter Ended
	June 28, 2008		June 30, 2007
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$41.8	69.6%	$54.6	68.8%	(23.4%)
Other Window and Door Products	18.3	30.4%	24.8	31.2%	(26.2%)

Total net sales	$60.1	100.0%	$79.4	100.0%	(24.3%)

Net sales of WinGuard branded products was $41.8 million for the second quarter of 2008, a decrease of $12.8 million, or 23.4%, from $54.6 million in net sales for the 2007 second quarter. Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts. The decrease in sales of our WinGuard branded products was driven mainly by the decline in new housing but also to some extent by the lack of storm activity during the two most recent hurricane seasons in the coastal markets of Florida served by the Company.

Net sales of Other Window and Door Products was $18.3 million for the second quarter of 2008, a decrease of $6.5 million, or 26.2%, from $24.8 million in net sales for the 2007 second quarter. The decrease was mainly due to the decline in new housing. New housing demand has traditionally impacted sales of our Other Window and Door Products more than our WinGuard Window and Door Products.

Gross margin

Gross margin was $21.5 million for the second quarter of 2008, a decrease of $7.2 million, or 25.2%, from $28.7 million for the second quarter of 2007. This decrease was largely due to lower sales volumes of all of our products, most significantly of our WinGuard branded windows and doors, sales of which decreased 23.4% compared to the prior year quarter, and the resulting loss of operating leverage against fixed costs.

Goodwill Impairment Charge

The Company believes that the weakness in the housing market has resulted in the prolonged decline in its market capitalization as compared to its book value. The Company considers the relationship between its market capitalization and its book value, among other things, when reviewing for indicators of impairment. During the second quarter of 2008, the Company concluded that the weakness in the housing sector is likely to persist longer than previously anticipated by the Company based on its review of, among other things, sequential quarter housing starts in the second quarter of 2008 compared to the first quarter of 2008, recent turmoil surrounding the nation’s largest mortgage lenders and the potential negative impact on the availability of mortgage financing and housing start forecasts published by national home builder associations pushing recovery in the new home construction market further out in 2009.

As a result of these impairment indicators, the Company updated the first step of its goodwill impairment test and determined that its carrying value exceeded its fair value, indicating that goodwill was impaired. Having determined that goodwill was impaired, we began performing the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing it to the carrying amount of goodwill. As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, the Company estimates that the implied fair value of our goodwill is less than its carrying value by approximately $92.0 million, which the Company has recognized as a goodwill impairment charge in the accompanying condensed consolidated results of operations for the second quarter ended June 28, 2008. The $92.0 million goodwill impairment charge is an estimate based on the results of the preliminary allocation of fair value in the second step that the Company expects to complete in the third quarter of 2008.

Asset Impairment Charge

We own a 225,000 square foot facility in Lexington, North Carolina which was vacant and being marketed for sale as a result of the completion of our move to our larger Salisbury facility. In the second quarter of 2007, we recorded an impairment charge of $0.8 million to reduce the carrying value of the assets comprising the Lexington facility to their then estimated fair market value. In December 2007, we reclassified the real estate as held and used when we made the decision to utilize the facility to produce a special-order product to be used in large-scale commercial projects. At that time, we resumed depreciation of the assets that comprise the Lexington real estate.

Selling, general and administrative expenses

Selling, general and administrative expenses were $16.2 million for the second quarter of 2008, a decrease of $4.4 million, from $20.6 million for the 2007 second quarter. This decrease was mainly due to a $2.7 million decrease in personnel related costs as the result of the cost saving actions initiated by the Company in the fourth quarter of 2007 and first quarter of 2008 as well as decreases in commissions and incentive compensation, a $0.8 million decrease in marketing costs primarily due to a lower level of advertising, a $0.1 million decrease in stock-based compensation expense and a $0.2 million decrease in Sarbanes-Oxley Act of 2002 (“SOX”) compliance costs. These cost savings were partially offset by a $0.5 million increase in fuel costs. The remaining decrease is due primarily to an overall lower level of spending due to the cost saving initiatives and lower volume. As a percentage of sales, selling, general and administrative expenses increased during the second quarter of 2008 to 26.9% compared to 25.9% for the second quarter of 2007, mainly due to the decrease in sales volume.

Interest expense, net

Interest expense, net was $2.2 million in the second quarter of 2008, a decrease of $0.6 million, or 21.8% from $2.8 million for the second quarter of 2007. The decrease was due to a decrease in average debt level in the second quarter of 2008 compared to the second quarter of 2007, partially offset by lower interest income due to lower average level of cash in banks in the 2008 second quarter compared to the 2007 second quarter. Included in interest expense in each of the second quarters of 2008 and 2007 are approximately $0.1 million of deferred financing costs written-off related to the prepayments of debt in each period.

Other expenses (income), net

There were other expenses of $0.1 million for the second quarter of 2008 compared to other expenses of $0.1 million for the 2007 second quarter. The amounts in the second quarter of 2008 relate to the effective portions of aluminum hedges designated as over-hedges and in the second quarter of 2007 to ineffective interest rate and aluminum hedges.

Income tax (benefit) expense

We had an effective tax rate of 13.8% for the quarter ended June 28, 2008 and an effective tax rate of 36.8% for the quarter ended June 30, 2007. Excluding the deferred tax benefits totaling $13.5 million related to the $92 million estimated goodwill impairment charge recorded in the second quarter of 2008 and a $0.1 million valuation allowance recorded against the deferred tax assets for North Carolina state tax credits, we would have had an effective tax rate of 36.6% for the second quarter of 2008.

RESULTS OF OPERATIONS FOR FIRST HALF ENDED JUNE 28, 2008 AND JUNE 30, 2007

Net sales

Net sales decreased $37.1 million, or 24.4%, in the first half of 2008, compared to the 2007 first half. Net sales for the first half of 2008 was $114.9 million, compared with net sales of $152.0 million for the first half of 2007. The following table shows net sales classified by major product category (sales in thousands):

	First Half Ended
	June 28, 2008		June 30, 2007
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$80.5	70.0%	$102.7	67.6%	(21.6%)
Other Window and Door Products	34.4	30.0%	49.3	32.4%	(30.2%)

Total net sales	$114.9	100.0%	$152.0	100.0%	(24.4%)

Net sales of WinGuard branded products was $80.5 million for the first half of 2008, a decrease of $22.2 million, or 21.6%, from $102.7 million in net sales for the 2007 first half. Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts. The decrease in sales of our WinGuard branded products was driven mainly by the decline in new housing but also to some extent by the lack of storm activity during the two most recent hurricane seasons in the coastal markets of Florida served by the Company.

Net sales of Other Window and Door Products was $34.4 million for the first half of 2008, a decrease of $14.9 million, or 30.2%, from $49.3 million in net sales for the 2007 first half. The decrease was mainly due to the decline in new housing. New housing demand has traditionally impacted sales of our Other Window and Door Products more than our WinGuard Window and Door Products.

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

Gross margin

Gross margin was $37.6 million for the first half of 2008, a decrease of $15.9 million, or 29.7%, from $53.4 million for the first half of 2007. This decrease was largely due to lower sales volumes of all of our products, most significantly of our WinGuard branded windows and doors, sales of which decreased 21.6% compared to the prior year first half, and the resulting loss of operating leverage against fixed costs. Cost of goods sold in the first half of 2008 also includes a $1.1 million charge related to the restructuring actions taken in the 2008 first quarter.

Goodwill Impairment Charge

The Company believes that the weakness in the housing market has resulted in the prolonged decline in its market capitalization as compared to its book value. The Company considers the relationship between its market capitalization and its book value, among other things, when reviewing for indicators of impairment. During the second quarter of 2008, the Company concluded that the weakness in the housing sector is likely to persist longer than previously anticipated by the Company based on its review of, among other things, sequential quarter housing starts in the second quarter of 2008 compared to the first quarter of 2008, recent turmoil surrounding the nation’s largest mortgage lenders and the potential negative impact on the availability of mortgage financing and housing start forecasts published by national home builder associations pushing recovery in the new home construction market further out in 2009.

As a result of these impairment indicators, the Company updated the first step of its goodwill impairment test and determined that its carrying value exceeds its fair value, indicating that goodwill was impaired. Having determined that goodwill was impaired, we began performing the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing it to the carrying amount of goodwill. As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, the Company estimates that the implied fair value of our goodwill is less than its carrying value by approximately $92.0 million, which the Company has recognized as a goodwill impairment charge in the accompanying condensed consolidated results of operations for the second quarter ended June 28, 2008. The $92.0 million goodwill impairment charge is an estimate based on the results of the preliminary allocation of fair value in the second step that the Company expects to complete in the third quarter of 2008.

Asset Impairment Charge

We own a 225,000 square foot facility in Lexington, North Carolina which was vacant and being marketed for sale as a result of the completion of our move to our larger Salisbury facility. In the second quarter of 2007, we recorded an impairment charge of $0.8 million to reduce the carrying value of the assets comprising the Lexington facility to their then estimated fair market value. In December 2007, we reclassified the real estate as held and used when we made the decision to utilize the facility to produce a special-order product to be used in large-scale commercial projects. At that time, we resumed depreciation of the assets that comprise the Lexington real estate.

Selling, general and administrative expenses

Selling, general and administrative expenses were $32.4 million for the first half of 2008, a decrease of nearly $8.4 million, from $40.8 million for the 2007 first half. This decrease was mainly due to a $4.4 million decrease in personnel related costs as the result of the cost saving actions initiated by the Company in the fourth quarter of 2007 and first quarter of 2008 as well as decreases in commissions and incentive compensation, a $2.0 million decrease in marketing costs primarily due to a lower level of advertising, a $0.5 million decrease in stock-based compensation expense and a $0.4 million decrease in Sarbanes-Oxley Act of 2002 (“SOX”) compliance costs. These decreases were partially offset by a $0.8 million increase in fuel costs and $0.7 million in restructuring costs included in selling general and administrative expenses in the first quarter of 2008. The remaining decrease is due primarily to an overall lower level of spending due to the cost saving initiatives and lower volume. As a percentage of sales, selling, general and administrative expenses increased during the first half of 2008 to 28.2% compared to 26.8% for the first half of 2007, mainly due to the restructuring charge and the decrease in volume.

Interest expense, net

Interest expense, net was $4.9 million in the first half of 2008, a decrease of $1.0 million, or 17.0% from $5.9 million for the first half of 2007. The decrease was due to a decrease in average debt level in the first half of 2008 compared to the first half of 2007 as well as lower amortization of deferred financing costs, partially offset by lower interest income due to lower average level of cash in banks in the 2008 first half compared to the 2007 first half.

Other expenses (income), net

There was other income of $0.1 million for the first half of 2008 compared to other expenses of $0.2 million for the 2007 first half. The amounts in the first half of 2008 relate to the effects of aluminum hedges, both those that are ineffective and those that are effective overhedges, and in the first half of 2007 to the effect of ineffective interest rate and aluminum hedges.

Income tax (benefit) expense

We had an effective tax rate of 14.5% for the first half of 2008 and an effective tax rate of 36.8% for the first half of 2007. Excluding the deferred tax benefits totaling $13.5 million related to the $92 million estimated goodwill impairment charge recorded in the second quarter of 2008 and a $0.1 million valuation allowance recorded against the deferred tax assets for North Carolina state tax credits, we would have had an effective tax rate of 36.7% for the first half of 2008.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities was $9.0 million in the first half of 2008 compared to $10.5 million in the first half of 2007. In the first half of 2008, we had net cash collections from customers totaling $114.3 million and other cash collections of $2.2 million, primarily from scrap aluminum sales. In the first half of 2008, we disbursed $63.2 million in cash related to payments of accounts payable, primarily to our vendors, and $41.7 million in cash to employees and for other payroll-related expenses. We also received a $2.8 million federal tax refund and used $4.9 million in cash to pay debt service costs. In the first half of 2007, we had net cash collections from customers totaling $151.5 million and other cash collections of $2.7 million, primarily from scrap aluminum sales. In the first half of 2007, we disbursed $84.0 million in cash related to payments of accounts payable, primarily to our vendors, and $51.5 million in cash to employees and for other payroll-related expenses. We also used $6.7 million in cash to pay debt service costs. Days sales outstanding (DSO), which we calculate as accounts receivable divided by recent average daily sales, was 37 days at both June 28, 2008 and December 29, 2007, compared to 39 days at June 30, 2007 and 46 days at December 30, 2006.

Investing activities. Cash used in investing activities were $1.9 million for the first half of 2008, compared to $6.2 million for the first half of 2007. The decrease in cash used in investing activities was mainly due to restrictions placed on capital spending in the first half of 2008.

Financing activities. Cash used in financing activities was $9.3 million in the first half of 2008. In June 2008, we prepaid $10.0 million of our long-term debt with cash generated from operations. This use of cash was partially offset by cash proceeds from stock option exercises of $0.2 million and related excess tax benefits of $0.5 million. Cash used in financing activities was $22.4 million in the first half of 2007. In February 2007 and June 2007, we prepaid $20.0 million and $5.0 million, respectively, of our long-term debt, both with cash generated from operations. This use of cash was partially offset by cash proceeds from stock option exercises of $1.1 million and related excess tax benefits of $1.5 million

Non-cash financing and investing activities. During the second quarter of 2008, the Company entered into capital leases totaling approximately $0.4 million for the acquisition of equipment.

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

On August 1, 2008, the Company filed Amendment No. 1 to the Registration Statement on Form S-3 filed on March 28, 2008 relating to a previously announced offering of common stock consisting of rights to purchase 7,082,687 shares of the Company’s common stock with an aggregate value of approximately $30 million. In the offering, the Company will distribute to each holder of record of the Company’s common stock as of close of business on August 4, 2008, at no charge, one non-transferable subscription right for every four shares of common stock held by such holder. Each whole subscription right will entitle its holder to purchase one share of PGT’s common stock at the subscription price of $4.20 per share. The Company expects to distribute the subscription rights to stockholders on or about August 6, 2008. The registration statement relating to the rights offering was declared effective by the United States Securities and Exchange Commission on August 4, 2008. The rights offering will expire at 5:00 p.m. on September 4, 2008, unless extended by the Company’s Board of Directors. The proceeds from the rights offering, less fees and expenses incurred in connection with the rights offering and the recent amendment of our credit agreement, will be used to repay a portion of the outstanding indebtedness under our credit agreement.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first half of 2008, capital expenditures were $2.0 million, compared to $6.2 million for the first half of 2007. In the fourth quarter of 2007 and continuing into 2008, we placed restrictions on our capital spending to conserve cash but anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans.

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

We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the Securities and Exchange Commission on March 10, 2008. There have been no changes to our critical accounting policies during the second quarter of 2008.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS No. 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.4 million for the first half of 2008 and $0.8 million during the first half of 2007. As of June 28, 2008, there was $0.6 million and $0.9 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively, including the repriced options as described in Item 8 in footnote 16 under the title “The Repricing” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007 as filed on March 10, 2008. These costs are expected to be recognized in earnings on a straight line basis over the weighted average remaining vesting period of 1.5 years.

Goodwill, Other Intangible and Long-Lived Assets

The impairment evaluation for goodwill is conducted at the end of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The determination of fair value used in the impairment evaluation is based on a discounted cash flow model and is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the Company. Estimated cash flows are sensitive to, among other things, changes in the housing market and the economy.

The Company believes that the weakness in the housing market has resulted in the prolonged decline in its market capitalization as compared to its book value. The Company considers the relationship between its market capitalization and its book value, among other things, when reviewing for indicators of impairment. During the second quarter of 2008, the Company concluded that the weakness in the housing sector is likely to persist longer than previously anticipated by the Company based on its review of, among other things, sequential quarter housing starts in the second quarter of 2008 compared to the first quarter of 2008, recent turmoil surrounding the nation’s largest mortgage lenders and the potential negative impact on the availability of mortgage financing and housing start forecasts published by national home builder associations pushing recovery in the new home construction market further out in 2009.

As a result of these impairment indicators, the Company updated the first step of its goodwill impairment test and determined that its carrying value exceeds its fair value, indicating that goodwill was impaired. Having determined that goodwill was impaired, we began performing the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing it to the carrying amount of goodwill. As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, the Company estimates that the implied fair value of our goodwill is less than its carrying value by approximately $92.0 million, which the Company has recognized as a goodwill impairment charge in the accompanying condensed consolidated results of operations for the second quarter and first half ended June 28, 2008. The $92.0 million goodwill impairment charge is an estimate based on the results of the preliminary allocation of fair value in the second step that the Company expects to complete in the third quarter of 2008. The carrying value of goodwill after the impairment charge included in the accompanying condensed consolidated balance sheet at June 28, 2008 is $77.6 million.

The impairment evaluation for indefinite lived intangible assets, which for the Company are its trademarks, is conducted at the end of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The determination of fair value used in the impairment evaluation is based on discounted estimates of future projected cost savings attributable to ownership of the trademarks. The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the trademarks. Estimated cash flows are sensitive to changes in the Florida housing market and changes in the economy among other things. As a result of the impairment indicators described above, during the second quarter of 2008, the Company evaluated its intangible assets with indefinite lives for impairment. The Company compared the estimated fair value of its trademarks to their carrying value and determined that there was no impairment. The carrying value of indefinite lived intangible assets included in the accompanying condensed consolidated balance sheet at June 28, 2008 is $62.5 million.

The Company reviews long-lived assets, including its intangible assets subject to amortization which, for the Company are its customer relationships, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the second quarter of 2008, the Company tested its long-lived assets for impairment by comparing the estimated future undiscounted net cash flows expected to be generated by these assets to their carrying value and determined that these was no impairment.

Recent Developments

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

On August 1, 2008, the Company filed Amendment No. 1 to the Registration Statement on Form S-3 filed on March 28, 2008 relating to a previously announced offering of common stock consisting of rights to purchase 7,082,687 shares of the Company’s common stock with an aggregate value of approximately $30 million. In the offering, the Company will distribute to each holder of record of the Company’s common stock as of close of business on August 4, 2008, at no charge, one non-transferable subscription right for every four shares of common stock held by such holder. Each whole subscription right will entitle its holder to purchase one share of the Company’s common stock at the subscription price of $4.20 per share. The Company expects to distribute the subscription rights to stockholders on or about August 6, 2008. The registration statement relating to the rights offering was declared effective by the United States Securities and Exchange Commission on August 4, 2008. The rights offering will expire at 5:00 p.m. on September 4, 2008, unless extended by the Company’s Board of Directors. The proceeds from the rights offering, less fees and expenses incurred in connection with the rights offering and the recent amendment of our credit agreement, will be used to repay a portion of the outstanding indebtedness under our credit agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at June 28, 2008, a one percentage-point increase in interest rates would result in approximately $1.2 million of additional interest costs annually. As of June 28, 2008 we had no interest rate swaps or caps in place which means our debt is all adjustable-rate debt.

From time to time, we utilize derivative financial instruments to hedge price movements in our aluminum materials. Based on contracts in existence as of June 28, 2008, we had covered approximately 45% to 50% of our anticipated needs through August 2008. In July 2008, we entered into aluminum hedging instruments that settle in September 2008 through December 2008 that cover approximately 25% of our anticipated needs in those months. Short-term changes in the cost of aluminum, which can be significant, are sometimes passed on to our customers through price increases, however, there can be no guarantee that we will be able to continue to pass on such price increases to our customers or that price increases will not negatively impact sales volume, thereby adversely impacting operating margins.

Based on the volume of purchases of aluminum over recent months, a 10% increase in the cost of aluminum would increase cost of sales on an annualized basis by $2.6 million. Our aluminum hedges at June 28, 2008 had a fair value of $0.2 million at June 28, 2008, classified within other current assets in the accompanying condensed consolidated balance sheet. A 10% increase in the cost of aluminum would increase the fair value of these hedges by $0.2 million.

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

Unregistered Sales of Equity Securities

During the first half ended June 28, 2008, we issued an aggregate of 479,417 shares of our common stock to certain officers, employees and/or former employees upon the exercise of options associated with the Rollover Stock Option Agreement included as Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365. We received aggregate proceeds of $210,428 as a result of the exercise of these options. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in reliance on, among other things, representations and warranties obtained from the holders of such options. During the quarter ended June 28, 2008, we did not issue any shares of our common stock under our 2004 Stock Incentive Plan.

The options related to the shares issued above were granted prior to our initial public offering. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Use of Proceeds

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on July 23, 2008, the stockholders (1) elected 4 directors, previously nominated by our Board of Directors, to serve until our 2011 annual meeting of stockholders and until their respective successors shall have been duly elected and qualified, (2) approved the PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreements (Replacement Option Agreements) approved by the Board of Directors on March 6, 2008, and (3) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year. Voting results were as follows:

(1) - Election of directors:
	Votes For	Votes Against	Broker Non-Votes
Daniel Agroskin	21,276,045	2,685,658	—
Richard D. Feintuch	23,865,522	96,181	—
Ramsey A. Frank	21,257,538	2,704,165	—
Brent N. Milgrim	21,259,538	2,702,165	—

(2) - Approval of the Replacement Option Agreements:
	Votes For	Votes Against	Abstaining
	17,323,790	3,960,860	323,614

(3) - Ratification of the appointment of Ernst & Young LLP:
	Votes For	Votes Against	Abstaining
	23,914,510	19,368	27,825

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following items are attached or incorporated herein by reference:

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: August 7, 2008	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: August 7, 2008	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.