Form 10-Q
period 2008-09-27
PGT, Inc.
filed 2008-11-06
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value – 35,413,438 shares, as of October 31, 2008.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net sales	$54,330	$72,054	$169,266	$224,059
Cost of sales	38,132	49,177	115,506	147,765

Gross margin	16,198	22,877	53,760	76,294

Goodwill and intangible impairment charges	1,600	-	93,600	-
Asset impairment charge	-	-	-	826
Selling, general and administrative expenses	14,475	18,272	46,909	59,033

Income (loss) from operations	123	4,605	(86,749)	16,435

Interest expense, net	2,236	2,772	7,153	8,697
Other expense (income), net	18	198	(38)	428

(Loss) income before income taxes	(2,131)	1,635	(93,864)	7,310

Income tax (benefit) expense	(502)	566	(13,799)	2,656

Net (loss) income	$(1,629)	$1,069	$(80,065)	$4,654

Net (loss) income per common share:
Basic	$(0.05)	$0.04	$(2.74)	$0.16

Diluted	$(0.05)	$0.04	$(2.74)	$0.16

Weighted average shares outstanding:
Basic	32,082	28,572	29,183	28,279

Diluted	32,082	29,513	29,183	29,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	September 27,	December 29,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,822	$19,479
Accounts receivable, net	21,387	20,956
Inventories	11,668	9,223
Deferred income taxes	4,019	3,683
Other current assets	5,355	7,080

Total current assets	61,251	60,421

Property, plant and equipment, net	74,956	80,184
Other intangible assets, net	91,871	96,348
Goodwill	76,348	169,648
Other assets, net	1,273	1,264

Total assets	$305,699	$407,865

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,991	$15,235
Current portion of long-term debt	95	332

Total current liabilities	16,086	15,567

Long-term debt	90,309	129,668
Deferred income taxes	35,224	48,927
Other liabilities	2,890	3,231

Total liabilities	144,509	197,393

Commitments and contingencies (note 10)

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	-	-
Common stock; par value $.01 per share; 200,000 shares authorized; 35,413 and
27,732 shares issued and 35,197 and 27,620 shares outstanding at
September 27, 2008 and December 29, 2007, respectively	352	276
Additional paid-in-capital	241,506	210,964
Accumulated other comprehensive loss	(257)	(422)
Accumulated deficit	(80,411)	(346)

Total shareholders' equity	161,190	210,472

Total liabilities and shareholders' equity	$305,699	$407,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 27,	September 29,
	2008	2007
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net (loss) income	$(80,065)	$4,654
Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Depreciation	8,575	7,656
Amortization	4,177	4,177
Stock-based compensation	588	1,195
Excess tax benefits from stock-based compensation plans	(458)	(1,620)
Deferred taxes	(13,686)	-
Amortization of deferred financing costs	624	648
Derivative financial instruments	(38)	429
Impairment charges	93,600	826
Loss on disposal of assets	6	14
Change in operating assets and liabilities:
Accounts receivable	535	439
Inventories	(2,445)	1,210
Prepaid expenses and other current assets	757	3,610
Accounts payable, accrued and other liabilities	729	(691)

Net cash provided by operating activities	12,899	22,547

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,993)	(7,864)
Proceeds from sales of equipment	58	42

Net cash used in investing activities	(2,935)	(7,822)

Cash flows from financing activities:
Proceeds from exercise of stock options	210	1,816
Excess tax benefits from stock-based compensation plans	458	1,620
Net proceeds from issuance of common stock	29,362	-
Payments of capital leases	(17)	-
Payments of financing costs	(634)	-
Payments of long-term debt	(40,000)	(35,488)

Net cash used in financing activities	(10,621)	(32,052)

Net decrease in cash and cash equivalents	(657)	(17,327)
Cash and cash equivalents at beginning of period	19,479	36,981
Cash and cash equivalents at end of period	$18,822	$19,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods.  Each of our Company’s fiscal quarters ended September 27, 2008 and September 29, 2007 consist of 13 weeks.

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

On March 4, 2008, we announced a second restructuring of the Company as a result of continued analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency.  The restructuring resulted in a decrease in the Company’s workforce of approximately 300 employees and included employees at both its Venice, Florida and Salisbury, North Carolina locations.  As a result of the restructuring, the Company recorded a restructuring charge of $1.8 million in the first quarter of 2008, of which $1.1 million is classified within cost of goods sold and $0.7 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the first nine months ended September 27, 2008.  The charge related primarily to employee separation costs.  All of the $1.8 million charge was disbursed in the first quarter of 2008.

The following table provides information with respect to our accrual for restructuring costs:

Accrued Restructuring Costs	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Nine months ended September 27, 2008:
2007 Restructuring	$850	$-	$(850)	$-
2008 Restructuring	-	1,752	(1,752)	-
For the first nine months ended September 27, 2008	$850	$1,752	$(2,602)	$-

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

The following table provides information with respect to our warranty accrual:

	Beginning	Charged to			End of
Accrued Warranty	of Period	Expense	Adjustments	Settlements	Period
(in thousands)
Quarter ended September 27, 2008	$4,710	$540	$(34)	$(790)	$4,426

Quarter ended September 29, 2007	$5,555	$1,445	$(302)	$(1,200)	$5,498

Nine months ended September 27, 2008	$4,986	$2,539	$(485)	$(2,614)	$4,426

Nine months ended September 29, 2007	$4,934	$4,492	$(73)	$(3,855)	$5,498

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

	September 27,	December 29,
	2008	2007
	(in thousands)

Finished goods	$1,484	$717
Work in progress	503	654
Raw materials	9,681	7,852

	$11,668	$9,223

NOTE 5.   STOCK COMPENSATION EXPENSE

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS No. 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We recorded compensation expense for stock based awards of $0.2 million for the third quarter of 2008 and $0.4 million during the third quarter of 2007.  We recorded compensation expense for stock based awards of $0.6 million for the first nine months of 2008 and $1.2 million during the first nine months of 2007. As of September 27, 2008, there was $0.4 million and $0.6 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.3 years.

NOTE 6.   NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share (“EPS”) is calculated in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents.  Due to the net losses in each of the third quarter and first nine months of 2008, the effect of compensation plans is anti-dilutive.  Basic and diluted weighted average common shares outstanding for the third quarter and nine months ended September 29, 2007 have been restated to give effect to the bonus element included in the rights offering.   See Note 14, “Rights Offering.”

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(in thousands, except per share amounts)

Net (loss) income	$(1,629)	$1,069	$(80,065)	$4,654

Weighted-average common shares - Basic	32,082	28,572	29,183	28,279
Add: Dilutive effect of stock compensation plans	-	941	-	1,168

Weighted-average common shares - Diluted	32,082	29,513	29,183	29,447

Net (loss) income per common share:
Basic	$(0.05)	$0.04	$(2.74)	$0.16

Diluted	$(0.05)	$0.04	$(2.74)	$0.16

NOTE 7.   GOODWILL, OTHER INTANGIBLE AND LONG-LIVED ASSETS

Goodwill and other intangible assets are as follows:

			Original
	September 27,	December 29,	Useful Life
	2008	2007	(in years)
	(in thousands)
Goodwill	$76,348	$169,648	indefinite

Other intangible assets:
Trademarks	$62,200	$62,500	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(26,029)	(21,852)

Subtotal	29,671	33,848

Other intangible assets, net	$91,871	$96,348

Goodwill at December 29, 2007	$169,648
Impairment charge - nine months ended September 27, 2008	(93,300)

Goodwill at September 27, 2008	$76,348

Trademarks at December 29, 2007	$62,500
Impairment charge - nine months ended September 27, 2008	(300)

Trademarks at September 27, 2008	$62,200

The impairment evaluation for goodwill is conducted at the end of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The determination of fair value used in the impairment evaluation is based on a discounted cash flow model and is highly sensitive to changes in estimated future cash flows and changes in the discount rate used to evaluate the fair value of the Company. Estimated cash flows are sensitive to, among other things, changes in the housing market and the economy.

The Company believes that the weakness in the housing market has resulted in the prolonged decline in its market capitalization as compared to its book value.  The Company considers the relationship between its market capitalization and its book value, among other things, when reviewing for indicators of impairment.  During the second quarter of 2008, the Company concluded that the weakness in the housing sector is likely to persist longer than previously anticipated by the Company based on its review of, among other things, sequential quarter housing starts in the second quarter of 2008 compared to the first quarter of 2008, recent turmoil surrounding the nation’s largest mortgage lenders and the potential negative impact on the availability of mortgage financing and housing start forecasts published by national home builder associations which extended the expected recovery in the new home construction market further out in 2009.

As a result of these impairment indicators, during the second quarter of 2008 the Company updated the first step of its goodwill impairment test and determined that its carrying value exceeded its fair value, indicating that goodwill was impaired.  Having determined that goodwill was impaired, we then began performing the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing it to the carrying amount of goodwill.  The Company recorded an estimated $92.0 million goodwill impairment in the second quarter of 2008 as, at the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, the Company had not completed the allocation of fair value in the second step.  During the third quarter of 2008, the Company completed the second step of the goodwill impairment test and, as a result, recorded an additional $1.3 million goodwill impairment charge resulting in goodwill impairment charges totaling $93.3 million in the nine months ended September 27, 2008.  The carrying value of goodwill after impairment charges included in the accompanying condensed consolidated balance sheet at September 27, 2008 is $76.3 million.

The impairment evaluation for indefinite lived intangible assets, which for the Company are its trademarks, is conducted at the end of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The determination of fair value used in the impairment evaluation is based on discounted estimates of future projected cost savings attributable to ownership of the trademarks.  The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.  The determination of fair value is highly sensitive to changes in estimated future cash flows and changes in the discount rate used to evaluate the fair value of the trademarks. Estimated cash flows are sensitive to changes in the Florida housing market and changes in the economy, among other things.  As a result of the impairment indicators described above, during the second quarter of 2008, the Company evaluated its intangible assets with indefinite lives for impairment and compared the estimated fair value of its trademarks to their carrying value and preliminarily determined that there was no impairment.  During the third quarter of 2008, as part of finalizing its goodwill impairment test discussed above, the Company made certain changes to its projections that affected the previous estimate of fair value and, when compared to the carrying value of indefinite lived intangibles, resulted in a $0.3 million impairment charge in the third quarter of 2008.  The carrying value of indefinite lived intangible assets included in the accompanying condensed consolidated balance sheet at September 27, 2008 is $62.2 million.

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

NOTE 8.   LONG-TERM DEBT

On February 14, 2006, the Company entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of September 27, 2008 there was $25.6 million available under the revolving credit facility.

On April 30, 2008, the Company announced that it entered into an amendment to the credit agreement.  The amendment, among other things, relaxes certain financial covenants through the first quarter of 2010, increases the applicable rate on loans and letters of credit, and sets a LIBOR floor.  The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $30 million of loans under the credit agreement no later than August 14, 2008, of which no more than $15 million was permitted to come from cash on hand.  In June 2008, the Company used cash generated from operations to prepay $10 million of outstanding borrowings under the credit agreement.  Using proceeds from the rights offering, the Company made an additional prepayment of $20 million on August 11, 2008, bringing total prepayments of debt at that time to $30 million as required under the amended credit agreement.  Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 25 basis points of the then outstanding balance under the credit agreement of $100 million, the amendment became effective on August 11, 2008.  Fees paid to the administrative agent and lenders totaled $0.6 million and have been deferred and are included in other assets on the accompanying condensed consolidated balance sheet as of September 27, 2008.  Such fees are being amortized on a straight-line basis over the remaining term of the credit agreement.  See Note 14, “Rights Offering,” below.

Under the amendment, the first lien term loan bears interest at a rate equal to an adjusted LIBOR rate plus a margin ranging from 3.5% per annum to 5% per annum or a base rate plus a margin ranging from 2.5% per annum to 4.0% per annum, at our option.  The margin in either case is dependent on our leverage ratio.  The loans under the revolving credit facility bear interest at a rate equal to an adjusted LIBOR rate plus a margin depending on our leverage ratio ranging from 3.0% per annum to 4.75% per annum or a base rate plus a margin ranging from 2.0% per annum to 3.75% per annum, at our option.  The amendment established a floor of 3.25% for adjusted LIBOR.  Prior to the effectiveness of the amendment, the first lien term loan bore interest at a rate equal to an adjusted LIBOR rate plus 3.0% per annum or a base rate plus 2.0% per annum, at our option. The loans under the revolving credit facility bore interest initially, at our option, at a rate equal to an adjusted LIBOR rate plus 2.75% per annum or a base rate plus 1.75% per annum, and the margins above LIBOR and base rate could have declined to 2.00% for LIBOR loans and 1.00% for base rate loans if certain leverage ratios were met.

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

Contractual future maturities of long-term debt outstanding as of September 27, 2008 are as follows (in thousands):

Remainder of 2008	$23
2009	329
2010	1,031
2011	1,039
2012	87,982

Total	$90,404

During the first nine months of 2007, we prepaid $35.5 million of long-term debt with cash on hand.  During the first nine months of 2008, we prepaid $40.0 million of long-term debt with cash generated from operations and from the net proceeds of the rights offering, which totaled $29.4 million.

On an annual basis, our Company is required to compute excess cash flow, as defined in our credit and security agreement with the bank. In periods where there is excess cash flow, our Company is required to make prepayments in an aggregate principal amount determined through reference to a grid based on the leverage ratio. No such prepayments were required for the year ended December 29, 2007. The term note and line of credit require that our Company also maintain compliance with certain restrictive financial covenants, the most restrictive of which requires our Company to maintain a total leverage ratio, as defined in the credit agreement, as amended, of not greater than certain predetermined amounts. Our Company believes that we are in compliance with all restrictive financial covenants.

NOTE 9.   COMPREHENSIVE (LOSS) INCOME

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net (loss) income	$(1,629)	$1,069	$(80,065)	$4,654

Other comprehensive (loss) income, net of taxes:
Amortization of ineffective interest rate swap,
net of tax benefit of $30 for the quarter and $91 for
the first nine months ended September 29, 2007	-	(47)	-	(143)
Change in the fair value of interest rate swap,
net of tax benefit of $5 for the quarter ended
September 29, 2007, and tax expense of $28 and
$30 for the first nine months ended September 27,
2008 and September 29, 2007, respectively	-	(8)	46	42
Change in the fair value of forward contracts for
aluminum, net of tax benefit of $234 and $190
for the quarter ended September 27, 2008 and
September 29, 2007, and tax expense of $77 and
tax benefit of $174 for the first nine months ended
September 27, 2008 and September 29, 2007,
respectively	(366)	(298)	119	(273)

Total comprehensive (loss) income	$(1,995)	$716	$(79,900)	$4,280

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

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, on January 1, 2007.  We did not recognize any material liability for unrecognized tax benefits in conjunction with our FIN 48 implementation and there were no changes to our unrecognized tax benefits during 2007 or the first nine months of 2008. However, should we accrue for such liabilities if they arise in the future we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

We had an effective tax rate of 23.6% for the quarter ended September 27, 2008 and an effective tax rate of 34.6% for the quarter ended September 29, 2007.  Our effective tax rate was 14.7% for the first nine months of 2008 and our effective tax rate was 36.3% for the first nine months of 2007.  Excluding the deferred tax benefits totaling $0.3 million related to the $1.6 million of impairment charges recorded in the quarter and $13.8 million related to the $93.6 million of impairment charges and a $0.1 million valuation allowance recorded against the deferred tax assets for North Carolina state tax credits recorded in the nine months ended September 29, 2008, we would have had an effective tax rate of 36.5% for the quarter and 36.4% for the first nine months ended September 27, 2008.

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

As of September 27, 2008, we had liabilities required to be measured at fair value on a recurring basis related to our aluminum hedging activities composed of forward contracts for the purchase of aluminum.  We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production.  At September 27, 2008, we had 14 outstanding forward contracts for the purchase of 4.2 million pounds of aluminum at an average price of $1.23 per pound with maturity dates of between one month and eight months through May 2009.  These contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flow attributable to forecasted purchases of aluminum. These aluminum hedges were in a liability position at September 27, 2008 and had a fair value of $0.4 million, classified within accrued liabilities in the accompanying condensed consolidated balance sheet.  The Company maintains a $0.8 million line of credit with its commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls.  Should the price of aluminum fall to a level which causes the Company’s liability for open aluminum contracts to exceed $0.8 million, the Company is required to fund daily margin calls to cover the excess.  The Company believes this mitigates non-performance risk as it places a limit on the amount of the liability for open contracts such that an impact, if any, on the fair value of the liability due to consideration of non-performance risk would not be significant.  The Company assesses its risk of non-performance when measuring the fair value of its financial instruments in a liability position by evaluating its current liquidity including cash on hand and availability under its revolving credit facility as compared to the maturities of the financial liabilities.

Our aluminum hedges qualify as highly effective for reporting purposes.  Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item.  At September 27, 2008, these contracts were designated as effective. The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive loss, net of tax, is $0.3 million as of September 27, 2008, of which $0.2 million is expected to be reclassified to earnings in 2008.

Aluminum forward contracts identical to those held by the Company trades on the London Metals Exchange (“LME”).  The LME provides a transparent forum and is the world's largest center for the trading of futures contracts for non-ferrous metals and plastics.  The trading is highly liquid and, therefore, the metals industry has a high degree of confidence that the trade pricing properly reflects current supply and demand.  The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle.  Based on this high degree of volume and liquidity in the LME and the transparency of the market participants, the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time we believe represents a contract's exit price to be used for purposes of SFAS No. 157.  Trade pricing is based on valuation model inputs that can generally be verified but which require some degree of judgment.  Therefore, we categorize these aluminum forward contracts as being valued using Level 2 inputs as follows:

	Fair Value Measurements
	Asset (Liability)
		Significant
		Other Observable
	September 27,	Inputs
Description	2008	(Level 2)
	(in thousands)

Forward contracts for aluminum	$(422)	$(422)

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

The Company adopted Financial Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP SFAS 157-3), which was issued on October 10, 2008. FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The adoption of FSP SFAS 157-3 did not have an impact on the Company’s consolidated financial statements.

NOTE 13.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We currently provide information about our hedging activities and use of derivatives in our annual filings with the SEC, including many of the disclosures required by SFAS No. 161.  We currently anticipate the adoption of SFAS No. 161 will not have a material impact on the disclosures provided annually.

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

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective mid-November 2008. The company does not expect the impact of SFAS No. 162 to be material to its Condensed Consolidated Financial Statements.

NOTE 14.  RIGHTS OFFERING

On August 1, 2008, the Company filed Amendment No. 1 to the Registration Statement on Form S-3 filed on March 28, 2008 relating to a previously announced offering of rights to purchase 7,082,687 shares of the Company’s common stock with an aggregate value of approximately $30 million.  The registration statement relating to the rights offering was declared effective by the United States Securities and Exchange Commission on August 4, 2008 and the Company distributed to each holder of record of the Company’s common stock as of close of business on August 4, 2008, at no charge, one non-transferable subscription right for every four shares of common stock held by such holder under the basic subscription privilege.  Each whole subscription right entitled its holder to purchase one share of PGT’s common stock at the subscription price of $4.20 per share.  The rights offering also contained an over-subscription privilege that permitted all basic subscribers to purchase additional shares of the Company’s common stock up to an amount equal to the amount available to each under the basic subscription privilege.  Shares issued to each participant in the over-subscription were determined by calculating each subscribers’ percentage of the total shares over-subscribed, times the number of shares available in the over-subscription privilege.  The rights offering expired on September 4, 2008.

The rights offering was fully subscribed resulting in the Company distributing all 7,082,687 shares of its common stock available, including 6,157,586 shares under the basic subscription privilege and 925,101 under the over-subscription privilege, representing an 86.9% basic subscription participation rate.  There were requests for 4,721,763 shares under the over-subscription privilege representing an allocation rate of 19.6% to each over-subscriber for the 925,101 shares available in the over subscription.  Of the 7,082,687 shares issued, 4,295,158 shares were issued to JLL Partners Fund IV (“JLL”) the Company’s majority shareholder, including 3,615,944 shares issued under the basic subscription privilege and 679,214 shares issued under the over-subscription privilege.  Prior to the rights offering, JLL held 14,463,776 shares, or 51.1%, of the Company’s outstanding common stock.  With the completion of the rights offering, the Company has 35,413,438 total shares of common stock outstanding of which JLL holds 53.0%.

Net proceeds of $29.4 million from the rights offering were used to repay a portion of the outstanding indebtedness under our amended credit agreement.  See Note 8, “Long-Term Debt” above.

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

Current Operating Conditions and Outlook

In the third quarter of 2008, new housing permits in Florida decreased 43% compared to the third quarter of 2007 and were down 10% from the second quarter of 2008.  Also in the third quarter of 2008, the availability of credit decreased significantly as the mortgage crisis widened.  In response to the deterioration in the housing market, we have taken a number of steps to enhance profitability and conserve capital.   As discussed in “Other Developments – Restructurings” below, we adjusted our operating cost structure to more closely align with current demand.  In addition, we decreased our capital spending in 2007 and have further restricted capital spending in the first nine months of 2008.  However, we also view this market downturn as an opportunity to gain market share from our competitors.  For instance, we have introduced new incentive programs offered to both our distributors and end users.  We also increased marketing and sales efforts in areas outside of our dominant markets, including northern Florida, the Gulf Coast and the Carolinas and other southeastern states resulting in some incremental sales outside of Florida compared to last year.  Finally, we introduced new products and expanded product lines to broaden our product offering.   As a result of these actions, we continue to outperform the underlying market. However, gross margins have declined to 31.8% in the first nine months of 2008 from 34.1% in the first nine months of 2007 due, mainly, to the impact of the loss of operating leverage against fixed costs.

While the homebuilding industry is in a down cycle, we still believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics. At this point, it appears as though the housing market has not hit bottom. Despite these unfavorable operating conditions, we still believe that, in the long-term, we can grow organically by gaining market share and outperforming our underlying markets. However, we believe difficult market conditions affecting our business will continue and the recent downturn in the economy as a result if the mortgage crisis may have a further negative effect on our operating results and year-over-year comparisons.

Economic conditions have recently deteriorated significantly in the United States, and the housing industry, most notably the Company’s primary market of Florida, is in a period of prolonged deterioration. These conditions may persist and remain depressed for the foreseeable future. Economic conditions have been negatively impacted by slowing growth and the mortgage crisis ultimately causing liquidity and credit concerns. Continuing adverse economic conditions in our markets could likely negatively impact our business, which could result in reduced demand for our products, increased price competition, increased risk in the collectibility of cash from our customers potentially resulting in increased reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs. If economic conditions deteriorate further, we may experience adverse impacts on our business, operating results and financial condition.

Other Developments

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

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.2%	68.3%	68.2%	65.9%
Gross margin	29.8%	31.7%	31.8%	34.1%
Goodwill and intangible impairment charges	2.9%	0.0%	55.3%	0.0%
Asset impairment charge	0.0%	0.0%	0.0%	0.4%
Selling, general and administrative expenses	26.6%	25.4%	27.7%	26.3%
Income (loss) from operations	0.3%	6.3%	(51.2%)	7.4%
Interest expense, net	4.1%	3.8%	4.2%	3.9%
Other expense (income), net	0.0%	0.3%	0.0%	0.2%
(Loss) income before income taxes	(3.8%)	2.2%	(55.4%)	3.3%
Income tax (benefit) expense	(0.9%)	0.8%	(8.2%)	1.2%
Net (loss) income	(2.9%)	1.4%	(47.2%)	2.1%

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

Net sales

Net sales decreased nearly $17.8 million, or 24.6%, in the third quarter of 2008, compared to the 2007 third quarter.  Net sales for the third quarter of 2008 were $54.3 million, compared with net sales of $72.1 million for the third quarter of 2007.  The following table shows net sales classified by major product category (sales in thousands):

	Quarter Ended
	September 27, 2008		September 29, 2007
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$37.7	69.4%	$50.0	69.3%	(24.6%)
Other Window and Door Products	16.6	30.6%	22.1	30.7%	(24.9%)

Total net sales	$54.3	100.0%	$72.1	100.0%	(24.6%)

Net sales of WinGuard branded products were $37.7 million for the third quarter of 2008, a decrease of $12.3 million, or 24.6%, from $50.0 million in net sales for the 2007 third quarter.  Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts.  The decrease in sales of our WinGuard branded products was driven mainly by the decline in new home construction but also to some extent by the lack of storm activity during the two most recent hurricane seasons in the coastal markets of Florida served by the Company.

Net sales of Other Window and Door Products were $16.6 million for the third quarter of 2008, a decrease of $5.5 million, or 24.9%, from $22.1 million in net sales for the 2007 third quarter.  The decrease was mainly due to the decline in new housing.  New housing demand has traditionally impacted sales of our Other Window and Door Products more than our WinGuard Window and Door Products.

Gross margin

Gross margin was $16.2 million for the third quarter of 2008, a decrease of $6.7 million, or 29.2%, from $22.9 million for the third quarter of 2007. This decrease was largely due to lower sales volumes of all of our products, most significantly of our WinGuard branded windows and doors, sales of which decreased 24.6% compared to the prior year quarter, and the resulting loss of operating leverage against fixed costs.

Impairment Charges

The Company believes that the weakness in the housing market has resulted in the prolonged decline in its market capitalization as compared to its book value.  The Company considers the relationship between its market capitalization and its book value, among other things, when reviewing for indicators of impairment.  During the second quarter of 2008, the Company concluded that the weakness in the housing sector is likely to persist longer than previously anticipated by the Company based on its review of, among other things, sequential quarter housing starts in the second quarter of 2008 compared to the first quarter of 2008, recent turmoil surrounding the nation’s largest mortgage lenders and the potential negative impact on the availability of mortgage financing and housing start forecasts published by national home builder associations which extended the expected recovery in the new home construction market further out in 2009.

As a result of these impairment indicators, during the second quarter of 2008 the Company updated the first step of its goodwill impairment test and determined that its carrying value exceeded its fair value, indicating that goodwill was impaired.  Having determined that goodwill was impaired, we then began performing the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing it to the carrying amount of goodwill.  The Company recorded an estimated $92.0 million goodwill impairment in the second quarter of 2008 as, at the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, the Company had not completed the allocation of fair value in the second step.  During the third quarter of 2008, the Company completed the second step of the goodwill impairment test and, as a result, recorded an additional $1.3 million goodwill impairment charge resulting in goodwill impairment charges totaling $93.3 million in the nine months ended September 27, 2008.

During the second quarter of 2008, also as a result of the impairment indicators described above, the Company evaluated its intangible assets with indefinite lives for impairment and compared the estimated fair value of its trademarks to their carrying value and preliminarily determined that there was no impairment.  During the third quarter of 2008, as part of finalizing its goodwill impairment test discussed above, the Company made certain changes to its projections that affected the previous estimate of fair value and, when compared to the carrying value of indefinite lived intangibles, resulted in a $0.3 million impairment charge in the third quarter of 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses were $14.5 million for the third quarter of 2008, a decrease of $3.8 million, from $18.3 million for the 2007 third quarter.  This decrease was mainly due to a $2.5 million decrease in personnel related costs as the result of the cost saving actions initiated by the Company in the fourth quarter of 2007 and first quarter of 2008 as well as a decrease in commissions, a $1.0 million decrease in marketing costs primarily due to a lower level of advertising and a $0.4 million decrease in warranty and service costs.  These cost savings were partially offset by a $0.5 million increase in fuel costs.  The remaining decrease is due primarily to an overall lower level of spending due to cost saving initiatives and lower volume.  As a percentage of sales, selling, general and administrative expenses increased during the third quarter of 2008 to 26.6% compared to 25.4% for the third quarter of 2007, mainly due to the decrease in sales volume.

Interest expense, net

Interest expense, net was $2.2 million in the third quarter of 2008, a decrease of almost $0.6 million, or 19.3%, from $2.8 million for the third quarter of 2007.  The decrease was due to a decrease in average debt level in the third quarter of 2008 compared to the third quarter of 2007, partially offset by lower interest income due to lower average level of cash in banks in the 2008 third quarter compared to the 2007 third quarter.  Included in interest expense in the third quarters of 2008 and 2007 are $0.2 million and $0.1 million, respectively, of deferred financing costs written-off related to the prepayments of debt in each period.

Other expenses (income), net

There were other expenses of less than $0.1 million for the third quarter of 2008 compared to other expenses of $0.2 million for the 2007 third quarter. The amounts in the third quarter of 2008 relate to portions of aluminum hedges designated as over-hedges and in the third quarter of 2007 to ineffective interest rate and aluminum hedges.

Income tax (benefit) expense

We had an effective tax rate of 23.6% for the quarter ended September 27, 2008 and an effective tax rate of 34.6% for the quarter ended September 29, 2007.  Excluding the deferred tax benefits totaling $0.3 million related to the $1.6 million of impairment charges recorded in the third quarter of 2008, we would have had an effective tax rate of 36.5% for the third quarter of 2008.

RESULTS OF OPERATIONS FOR FIRST NINE MONTHS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

Net sales

Net sales decreased $54.8 million, or 24.5%, in the first nine months of 2008, compared to the 2007 first nine months.  Net sales for the first nine months of 2008 were $169.3 million, compared with net sales of $224.1 million for the first nine months of 2007.  The following table shows net sales classified by major product category (sales in thousands):

	Nine Months Ended
	September 27, 2008		September 29, 2007
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$118.2	69.8%	$152.6	68.1%	(22.5%)
Other Window and Door Products	51.1	30.2%	71.5	31.9%	(28.5%)

Total net sales	$169.3	100.0%	$224.1	100.0%	(24.5%)

Net sales of WinGuard branded products were $118.2 million for the first nine months of 2008, a decrease of $34.4 million, or 22.5%, from $152.6 million in net sales for the 2007 first nine months.  Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts.  The decrease in sales of our WinGuard branded products was driven mainly by the decline in new housing but, also, to some extent by the lack of storm activity during the two most recent hurricane seasons in the coastal markets of Florida served by the Company.

Net sales of Other Window and Door Products was $51.1 million for the first nine months of 2008, a decrease of $20.4 million, or 28.5%, from $71.5 million in net sales for the 2007 first nine months.  The decrease was mainly due to the decline in new housing.  New housing demand has traditionally impacted sales of our Other Window and Door Products more than our WinGuard Window and Door Products.

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

Gross margin

Gross margin was $53.8 million for the first nine months of 2008, a decrease of $22.5 million, or 29.5%, from $76.3 million for the first nine months of 2007. This decrease was largely due to lower sales volumes of all of our products, most significantly of our WinGuard branded windows and doors, sales of which decreased 22.5% compared to the prior year first nine months, and the resulting loss of operating leverage against fixed costs.  Cost of goods sold in the first nine months of 2008 also includes a $1.1 million charge related to the restructuring actions taken in the 2008 first quarter.

Impairment Charges

See “Results of Operations for the Quarter Ended September 27, 2008 and September 27, 2007 – Impairment Charges.”  During the third quarter of 2008, as part of finalizing its goodwill impairment test discussed above, the Company made certain changes to its projections that affected the previous estimate of fair value and, when compared to the carrying value of indefinite lived intangibles, resulted in a $0.3 million impairment charge in the third quarter of 2008.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $46.9 million for the first nine months of 2008, a decrease of $12.1 million, from $59.0 million for the 2007 first nine months.  This decrease was mainly due to a $5.4 million decrease in personnel related costs as the result of the cost saving actions initiated by the Company in the fourth quarter of 2007 and first quarter of 2008 as well as decreases in commissions and incentive compensation, a $3.0 million decrease in marketing costs primarily due to a lower level of advertising, a $1.5 million decrease in warranty and service costs, a $0.6 million decrease in stock-based compensation expense and a $0.5 million decrease in Sarbanes-Oxley compliance costs.  These decreases were partially offset by a $1.3 million increase in fuel costs and  $0.7 million in restructuring costs included in selling general and administrative expenses in the first quarter of 2008.  The remaining decrease is due primarily to an overall lower level of spending due to cost saving initiatives and lower volume.  As a percentage of sales, selling, general and administrative expenses increased during the first nine months of 2008 to 27.7% compared to 26.3% for the first nine months of 2007, mainly due to the restructuring charge and the decrease in volume.

Interest expense, net

Interest expense, net was $7.2 million in the first nine months of 2008, a decrease of $1.5 million, or 17.8% from $8.7 million for the first nine months of 2007.  The decrease was due to a decrease in average debt level in the first nine months of 2008 compared to the first nine months of 2007 as well as lower amortization of deferred financing costs, partially offset by lower interest income due to lower average level of cash in banks in the 2008 first nine months compared to the 2007 first nine months.  Included in interest expense in the first nine months of 2008 and 2007 are $0.3 million and $0.4 million, respectively, of deferred financing costs written-off related to the prepayments of debt in each period.

Other expenses (income), net

There was other income of less than $0.1 million for the first nine months of 2008 compared to other expenses of $0.4 million for the 2007 first nine months. The amounts in the first nine months of 2008 relate to the effects of aluminum hedges, both those that are ineffective and those that are effective overhedges, and in the first nine months of 2007 to the effect of ineffective interest rate and aluminum hedges.

Income tax (benefit) expense

We had an effective tax rate of 14.7% for the first nine months of 2008 and an effective tax rate of 36.3% for the first nine months of 2007.  Excluding the deferred tax benefits totaling $13.8 million related to the $93.6 million of impairment charges recorded in the first nine months of 2008 and a $0.1 million valuation allowance recorded against the deferred tax assets for North Carolina state tax credits, we would have had an effective tax rate of 36.4% for the first nine months of 2008.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities was $12.9 million in the first nine months of 2008 compared to $22.5 million in the first nine months of 2007.  In the first nine months of 2008, we had net cash collections from customers totaling $171.4 million and other cash collections of $3.2 million, primarily from scrap aluminum sales.  In the first nine months of 2008, we disbursed $97.0 million in cash related to payments of accounts payable, primarily to our vendors, and $60.5 million in cash to employees and for other payroll-related expenses.  We also received a $2.8 million federal tax refund and used $6.6 million in cash to pay debt service costs.  In the first nine months of 2007, we had net cash collections from customers totaling $229.9 million and other cash collections of $3.7 million, primarily from scrap aluminum sales.  In the first nine months of 2007, we disbursed $124.6 million in cash related to payments of accounts payable, primarily to our vendors, and $76.6 million in cash to employees and for other payroll-related expenses.  We also used $9.3 million in cash to pay debt service costs.  Days sales outstanding (DSO), which we calculate as accounts receivable divided by recent average daily sales, was 38 days at September 27, 2008 and 37 days at December 29, 2007, compared to 38 days at September 29, 2007 and 46 days at December 30, 2006.

Investing activities. Cash used in investing activities was $2.9 million for the first nine months of 2008, compared to $7.8 million for the first nine months of 2007. The decrease in cash used in investing activities was mainly due to restrictions placed on capital spending in the first nine months of 2008.

Financing activities. Cash used in financing activities was $10.6 million in the first nine months of 2008.  In June 2008, we prepaid $10.0 million of our long-term debt with cash generated from operations.  Using proceeds from the rights offering, which resulted in  $29.4 million in net cash proceeds, we prepaid an additional $20.0 million of our long-term debt in August 2008 and another $10.0 million in September 2008, for a total of $40 million in debt prepayments since the beginning of 2008.  Cash proceeds from stock option exercises in the first nine months of 2008 totaled $0.2 million with related excess tax benefits of $0.5 million.  Payment of deferred financing costs related to the effectiveness of the amendment of our credit agreement totaled $0.6 million.  Cash used in financing activities was $32.1 million in the first nine months of 2007.  In February 2007, June 2007, July 2007 and September 2007, we prepaid $20.0 million, $5.0 million, $4.5 million and $6.0 million, respectively, of our long-term debt, primarily from cash generated from operations and cash on hand.  This use of cash was partially offset by cash proceeds from stock option exercises of $1.8 million and related excess tax benefits of $1.6 million

Non-cash financing and investing activities. During the second quarter of 2008, the Company entered into capital leases totaling approximately $0.4 million for the acquisition of equipment.

Capital Resources. On February 14, 2006, our Company entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan.  At September 27, 2008, the Company had $90 million of debt outstanding under the first lien term loan and letters of credit totaling $4.4 million which reduced availability under the revolving credit facility to $25.6 million.

On April 30, 2008, the Company announced that it entered into an amendment to the credit agreement.  See “Recent Developments” below.  Under the amendment, the first lien term loan bears interest at a rate equal to an adjusted LIBOR rate plus a margin depending on our leverage ratio ranging from 3.5% per annum to 5% per annum or a base rate plus a margin ranging from 2.5% per annum to 4.0% per annum, at our option.  The loans under the revolving credit facility bear interest at a rate equal to an adjusted LIBOR rate plus a margin depending on our leverage ration ranging from 3.0% per annum to 4.75% per annum or a base rate plus a margin ranging from 2.0% per annum to 3.75% per annum, at our option.  The amendment established a floor of 3.25% for adjusted LIBOR.  Prior to the amendment, the first lien term loan bore interest, at our option, at a rate equal to an adjusted LIBOR rate plus 3.0% per annum or a base rate plus 2.0% per annum, at our option.  The amendment became effective on August 14, 2008.  The loans under the revolving credit facility bore interest initially, at our option, at a rate equal to an adjusted LIBOR rate plus 2.75% per annum or a base rate plus 1.75% per annum, and the margins above LIBOR and base rate could have declined to 2.00% for LIBOR loans and 1.00% for base rate loans if certain leverage ratios were met.

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

On August 1, 2008, the Company filed Amendment No. 1 to the Registration Statement on Form S-3 filed on March 28, 2008 relating to a previously announced offering of rights to purchase 7,082,687 shares of the Company’s common stock with an aggregate value of approximately $30 million.  The registration statement relating to the rights offering was declared effective by the United States Securities and Exchange Commission on August 4, 2008 and the Company distributed to each holder of record of the Company’s common stock as of close of business on August 4, 2008, at no charge, one non-transferable subscription right for every four shares of common stock held by such holder under the basic subscription privilege.  Each whole subscription right entitled its holder to purchase one share of PGT’s common stock at the subscription price of $4.20 per share.  The rights offering expired on September 4, 2008.

The rights offering was fully subscribed resulting in the Company distributing all 7,082,687 shares of its common stock available.  Net proceeds of $29.4 million from the rights offering were used to repay a portion of the outstanding indebtedness under our amended credit agreement.

Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver under the senior secured credit facility, we believe we will have sufficient capital to meet our short-term and long-term needs, including our capital expenditures and our debt obligations in 2008.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.  For the first nine months of 2008, capital expenditures were $3.0 million, compared to $7.9 million for the first nine months of 2007.  In the fourth quarter of 2007 and continuing into 2008, we reduced certain discretionary capital spending to conserve cash.  We anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans.

Hedging.  We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production.  The Company enters into these contracts by trading on the London Metals Exchange (“LME”).  The Company trades on the LME using an international commodities broker that offers global access to all major markets.  The Company maintains an $0.8 million line of credit with its commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls.  Should the price of aluminum fall to a level which causes the Company’s liability for open aluminum contracts to exceed $0.8 million, the Company is required to fund daily margin calls to cover the excess.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS No. 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We recorded compensation expense for stock based awards of $0.2 million for the third quarter of 2008 and $0.4 million during the third quarter of 2007.  We recorded compensation expense for stock based awards of $0.6 million for the first nine months of 2008 and $1.2 million during the first nine months of 2007. As of September 27, 2008, there was $0.4 million and $0.6 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively, including the repriced options as described in Item 8 in footnote 16 under the title “The Repricing” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007 as filed on March 10, 2008.  These costs are expected to be recognized in earnings on a straight line basis over the weighted average remaining vesting period of 1.3 years.

Goodwill, Other Intangible and Long-Lived Assets

The impairment evaluations for goodwill and indefinite lived intangibles are conducted at the end of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The determination of fair value used in the impairment evaluation is based on a discounted cash flow model and is highly sensitive to changes in estimated future cash flows and changes in the discount rate used to evaluate the fair value of the Company. Estimated cash flows are sensitive to, among other things, changes in the housing market and the economy.  A more severe or prolonged downturn in the housing market or a further downturn in the overall economy as a result of, among other things, the availability of credit due to the current mortgage crisis could result in a reduction in our estimates of future cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at September 27, 2008, a one percentage-point increase (decrease) in interest rates would result in approximately $0.9 million of additional (reduced) interest costs annually.  As of September 27, 2008 we had no interest rate swaps or caps in place which means our debt is all adjustable-rate debt.

From time to time, we utilize derivative financial instruments to hedge price movements in our aluminum materials.  Based on contracts that settle in the fourth quarter of 2008, we have covered approximately 70% of our anticipated needs through the end of  2008 at an average price of $1.27 per pound.  In the third quarter of 2008, we entered into additional aluminum hedging instruments that settle at various times through December 2009 that cover approximately 64% of our anticipated needs during 2009 at an average price of $1.04 per pound.  Short-term changes in the cost of aluminum, which can be significant, are sometimes passed on to our customers through price increases, however, there can be no guarantee that we will be able to continue to pass on such price increases to our customers or that price increases will not negatively impact sales volume, thereby adversely impacting operating margins.

Based on the volume of purchases of aluminum over recent months and the average price of aluminum during October 2008, if not hedged, a 10% increase in the cost of aluminum would increase cost of sales on an annualized basis by $1.9 million.  Our aluminum hedges at September 27, 2008 had a fair value of $0.4 million, classified within accrued liabilities in the accompanying condensed consolidated balance sheet.  A 10% decrease in the cost of aluminum would decrease the fair value of these hedges by $0.2 million thus increasing the liability by the same amount.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

During the first nine months ended September 27, 2008, we issued an aggregate of 479,417 shares of our common stock to certain officers, employees and/or former employees upon the exercise of options associated with the Rollover Stock Option Agreement included as Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365. We received aggregate proceeds of $210,428 as a result of the exercise of these options. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in reliance on, among other things, representations and warranties obtained from the holders of such options.  During the quarter ended September 27, 2008, we did not issue any shares of our common stock under our 2004 Stock Incentive Plan.

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
____________

*         Filed herewith.

**         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: November 6, 2008	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: November 6, 2008	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*         Filed herewith.

**         Furnished herewith.