Form 10-K
period 2009-01-03
PGT, Inc.
filed 2009-03-19
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
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
Large accelerated filer  ☐                  Accelerated filer  ☑                   Non-accelerated filer  ☐                   Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

       The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 27, 2008 was approximately $34,051,039 based on the closing price per share on that date of $3.18 as reported on the NASDAQ Global Market.

       The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 28, 2009 was 35,391,794.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Company’s Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PGT, INC.

PART I

Item 1.	BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Description of the Company

We are the leading U.S. manufacturer and supplier of residential impact-resistant windows and doors and pioneered the U.S. impact-resistant window and door industry. Our impact-resistant products, most of which are marketed under the WinGuard® brand name, combine heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris by maintaining their structural integrity and preventing penetration by impacting objects. Impact-resistant windows and doors satisfy increasingly stringent building codes in hurricane-prone coastal states and provide an attractive alternative to shutters and other “active” forms of hurricane protection that require installation and removal before and after each storm. Combining the impact resistance of WinGuard with our insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs. Our current market share in Florida, which is the largest U.S. impact-resistant window and door market, is significantly greater than that of any of our competitors.

The geographic regions in which we currently operate include the Southeastern U.S., the Gulf Coast, the Caribbean, Central America and Canada. We distribute our products through multiple channels, including over 1,300 window distributors, building supply distributors, window replacement dealers and enclosure contractors. This broad distribution network provides us with the flexibility to meet demand as it shifts between the residential new construction and repair and remodeling end markets.

We operate manufacturing facilities in North Venice, Florida and in Salisbury and Lexington, North Carolina, which produce fully-customized windows and doors. We are vertically integrated with glass tempering and laminating facilities in both states, which provide us with a consistent source of impact-resistant laminated glass, shorter lead times, and lower costs relative to third-party sourcing. Our facility in Lexington, North Carolina was vacant and being marketed for sale as a result of the completion of our move to the larger Salisbury facility.  In December 2007 we reclassified it as held and used when we made the decision to utilize the facility for manufacturing purposes.

History

Our subsidiary, PGT Industries, Inc., was founded in 1980 as Vinyl Technology, Inc. The PGT brand was established in 1987, and we introduced our WinGuard branded product line in the aftermath of Hurricane Andrew in 1992.

PGT, Inc. is a Delaware corporation formed on December 16, 2003, as JLL Window Holdings, Inc. by an affiliate of JLL Partners, our largest stockholder, in connection with its acquisition of PGT Holding Company on January 29, 2004.  On February 15, 2006, we changed our name to PGT, Inc., and on June 27, 2006 we became a publicly listed company on the NASDAQ National Market under the symbol “PGTI”.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Under this definition, we have concluded that our Company operates in one segment, the manufacture and sale of windows and doors.  Other required information is incorporated by reference to Item 8.

NARATIVE DESCRIPTION OF BUSINESS

Our Products

We manufacture complete lines of premium, fully customizable aluminum and vinyl windows and doors and porch enclosure products targeting both the residential new construction and repair and remodeling end markets. All of our products carry the PGT brand, and our consumer-oriented products carry an additional, trademarked product name, including WinGuard, Eze-Breeze and, introduced in early 2009, SpectraGuard vinyl windows.

Window and door products

WinGuard. WinGuard is our impact-resistant product line and combines heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris that satisfy increasingly stringent building codes and primarily target hurricane-prone coastal states in the U.S., as well as the Caribbean and Central America. Combining the impact resistance of WinGuard with our insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs.

Aluminum. We offer a complete line of fully customizable, non-impact-resistant aluminum frame windows and doors. These products primarily target regions with warmer climates, where aluminum is often preferred due to its ability to withstand higher temperatures and humidity. Adding our insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs.

Vinyl. We offer a complete line of fully customizable, non-impact-resistant vinyl frame windows and doors primarily targeting regions with colder climates, where the energy-efficient characteristics of vinyl frames are critical. In early 2008, we introduced a new line of vinyl windows for new construction with insulating glass and unsurpassed wood-like aesthetics, such as brick-mould frames, wood-like trim detail and simulated divided lights. In early 2009, we introduced SpectraGuard, a line of vinyl replacement windows combining superior energy performance and protection with unsurpassed wood-like detail and character.

Architectural Systems. Similar to WinGuard, Architectural Systems products are impact-resistant, offering protection from hurricane-force winds and wind-borne debris for mid- and high-rise buildings rather than single family homes.

Porch-enclosure products

Eze-Breeze. Eze-Breeze sliding panels for porch enclosures are vinyl-glazed, aluminum-framed products used for enclosing screened-in porches that provide protection from inclement weather.

Sales and Marketing

Our sales strategy primarily focuses on attracting and retaining distributors and dealers by consistently providing exceptional customer service, leading product quality, and competitive pricing and using our advanced knowledge of building code requirements and technical expertise.

Our marketing strategy focuses on television and print advertising in coastal markets that reinforce the high quality of our products and educate consumers and homebuilders on the advantages of using impact-resistant products. We primarily market our products based on quality, building code compliance, outstanding service, shorter lead times, and on-time delivery using our fleet of trucks and trailers.

Our Customers

We have a highly diversified customer base that is comprised of over 1,300 window distributors, building supply distributors, window replacement dealers and enclosure contractors.  Our largest customer accounts for approximately 2.7% of net sales and our top ten customers account for approximately 16.3% of net sales. Our sales are composed of residential new construction and home repair and remodeling end markets, which represented approximately 37% and 63% of our sales, respectively, during 2008.  This compares to 46% and 54% in 2007.

We do not supply our products directly to homebuilders but believe demand for our products is also a function of our relationships with a number of national homebuilders, which we believe are strong.

Materials and Supplier Relationships

Our primary manufacturing materials include aluminum extrusions, glass, and polyvinyl butyral. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice.  All of our materials are typically readily available from other sources. Aluminum extrusions accounted for approximately 44% of our material purchases during fiscal year 2008. Sheet glass, which is sourced from two major national suppliers, accounted for approximately 17% of our material purchases during fiscal year 2008. Sheet glass that we purchase comes in various sizes, tints, and thermal properties. Polyvinyl butyral, which is used as the inner layer in laminated glass, accounted for approximately 16% of our material purchases during fiscal year 2008. We have negotiated an agreement with our polyvinyl butyral supplier that is in effect through 2009.  We have also entered into an agreement with this same supplier for the purchase of ionoplast structural inner layer, an alternative inner layer product, that is in effect until 2012.

Backlog

As of January 3, 2009, backlog was $9.3 million compared to $13.1 million at December 29, 2007.  Our backlog consists of orders that we have received from customers that have not yet shipped, and we expect that substantially all of our current backlog will be recognized as sales in the first quarter of 2009.  The decrease in our backlog resulted from the continuation of the downturn in the housing market and the overall economy, which has had a negative impact on order intake, but also due to a decrease in lead time between order intake and product shipment.  Future period to period comparisons of backlog may be negatively affected if sales and the level of order intake decrease further.

Intellectual Property

We own and have registered trademarks in the United States. In addition, we own several patents and patent applications concerning various aspects of window assembly and related processes.  We are not aware of any circumstances that would have a material adverse effect on our ability to use our trademarks and patents.  As long as we continue to renew our trademarks when necessary, the trademark protection provided by them is perpetual.

Manufacturing

Our manufacturing facilities, located in Florida and North Carolina, are capable of producing fully-customized products. The manufacturing process typically begins in one of our glass plants where we cut, temper and laminate sheet glass to meet specific requirements of our customers’ orders.

Glass is transported to our window and door assembly lines in a make-to-order sequence where it is combined with an aluminum or vinyl frame. These frames are also fabricated to order, as we start with a piece of extruded material that we cut and shape into a frame that fits our customers’ specifications. After an order has been completed, it is immediately staged for delivery and shipped within an average of 48 hours of completion.

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

Local and Regional Window and Door Manufacturers: This group of competitors consists of numerous local job shops and small manufacturing facilities that tend to focus on selling branded products to local or regional dealers and wholesalers. Competitors in this group typically lack the service levels and quality controls demanded by larger distributors, as well as the ability to offer a full complement of products.

National Window and Door Manufacturers: This group of competitors tends to focus on selling branded products nationally to dealers and wholesalers and has multiple locations.

The principal methods of competition in the window and door industry are the development of long-term relationships with window and door dealers and distributors and professional homebuilders, and the retention of customers by delivering a full range of high-quality products on time while offering competitive pricing and flexibility in transaction processing. Although some of our competitors may have greater geographic scope and access to greater resources and economies of scale than do we, our leading position in the U.S. impact-resistant window and door market and the high quality of our products position us well to meet the needs of our customers and retain an advantage over our competitors.

Environmental Considerations

Although our business and facilities are subject to federal, state, and local environmental regulation, environmental regulation does not have a material impact on our operations, and we believe that our facilities are in material compliance with such laws and regulations.

Employees

As of March 12, 2009, we employed approximately 1,000 people, none of whom was represented by a union. We believe that we have good relations with our employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Our net sales from customers in the United States were $205.9 million in 2008, $263.2 million in 2007 and $354.9 million in 2006. Our net foreign sales, including sales into the Caribbean, Central  America and Canada, were $12.7 million in 2008, $15.2 million in 2007 and $16.7 million in 2006.

AVAILABLE INFORMATION

Our Internet address is www.pgtindustries.com. Through our Internet website under “Financial Information” in the Investors section, we make available free of charge, as soon as reasonably practical after such information has been filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Also available through our Internet website under “Corporate Governance” in the Investors section is our Code of Ethics for Senior Financial Officers. We are not including this or any other information on our Web site as a part of, nor incorporating it by reference into this Form 10-K, or any of our other SEC filings. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

Item 1A.   RISK FACTORS

We are subject to regional and national economic conditions. The unprecedented decline in the economy in Florida and throughout the United States could continue to negatively affect demand for our products which has had, and which could continue to have, an adverse impact on our sales and results of operations.

A continuation of the downturn in our markets could adversely impact our credit agreement. As of January 3, 2009, we had $90 million of outstanding indebtedness. As noted elsewhere in this report, we have experienced a significant deterioration in the various markets in which we compete. A sustained and continued significant deterioration in these markets may adversely impact our ability to meet certain covenants under our credit agreement. Management continues to evaluate what, if any, action or actions may be available or necessary to maintain compliance with these various covenants, including cost saving actions and the prepayment of debt.

The new home construction and repair and remodeling markets have declined. Beginning in the second half of 2006, we saw a significant slowdown in the Florida housing market.  This slowdown continued during 2007 and 2008, and we expect this trend to continue through 2009 and possibly further.  Like many building material suppliers in the industry, we have been and will continue to be faced with a challenging operating environment due to this decline in the housing market.  Specifically, new single family housing permits in Florida decreased by 49% in 2007 and 47% in 2008 each as compared to the prior year.  Beginning in the third quarter of 2008, we began to see a decrease in consumer spending for repair and remodeling projects as credit tightened and many homeowners lost substantial equity in their homes. The resulting decline in new home and repair and remodeling construction levels by our customers has decreased demand for our products which has had, and which could continue to have, an adverse impact on our sales and results of operations.

Current economic and credit market conditions have increased the risk that we may not collect a greater percentage of our receivables. Economic and credit conditions have negatively impacted our bad debt expense which has adversely impacted our results of operations.  If these conditions persist, our results of operations may continue to be adversely impacted by bad debts. We monitor our customers’ credit profiles carefully and make changes in our terms when necessary in response to this heightened risk.

We are subject to fluctuations in the prices of our raw materials. We experience significant fluctuations in the cost of our raw materials, including aluminum extrusion, polyvinyl butyral and glass. A variety of factors over which we have no control, including global demand for aluminum, fluctuations in oil prices, speculation in commodities futures and the creation of new laminates or other products based on new technologies impact the cost of raw materials we purchase for the manufacture of our products. While we attempt to minimize our risk from severe price fluctuations by entering into aluminum forward contracts to hedge these fluctuations in the purchase price of aluminum extrusion we use in production, substantial, prolonged upward trends in aluminum prices could significantly increase the cost of the unhedged portions of our aluminum needs and have an adverse impact on our results of operations. We anticipate that these fluctuations will continue in the future. While we have entered into a three-year supply agreement through early 2012 with a major producer of polyvinyl butyral that we believe provides us with a reliable, single source for polyvinyl butyral with stable pricing on favorable terms, if one or both parties to the agreement do not satisfy the terms of the agreement it may be terminated which could result in our inability to obtain polyvinyl butyral on commercially reasonable terms having an adverse impact on our results of operations. While historically we have to some extent been able to pass on significant cost increases to our customers, our results between periods may be negatively impacted by a delay between the cost increases and price increases in our products.

We depend on third-party suppliers for our raw materials. Our ability to offer a wide variety of products to our customers depends on receipt of adequate material supplies from manufacturers and other suppliers. Generally, our raw materials and supplies are obtainable from various sources and in sufficient quantities. However, it is possible that our competitors or other suppliers may create laminates or products based on new technologies that are not available to us or are more effective than our products at surviving hurricane-force winds and wind-borne debris or that they may have access to products of a similar quality at lower prices. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Moreover, other than with our suppliers of polyvinyl butyral and aluminum, we do not have long-term contracts with the suppliers of our raw materials.

Transportation costs represent a significant part of our cost structure. Although prices decreased significantly in the fourth quarter of 2008, the increase in fuel prices earlier in 2008 had a negative effect on our distribution costs.  Another rapid and prolonged increase in fuel prices may significantly increase our costs and have an adverse impact on our results of operations.

The home building industry and the home repair and remodeling sector are regulated. The homebuilding industry and the home repair and remodeling sector are subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design and safety, construction, and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area. Increased regulatory restrictions could limit demand for new homes and home repair and remodeling products and could negatively affect our sales and results of operations.

Our operating results are substantially dependent on sales of our WinGuard branded line of products. A majority of our net sales are, and are expected to continue to be, derived from the sales of our WinGuard branded line of products. Accordingly, our future operating results will depend on the demand for WinGuard products by current and future customers, including additions to this product line that are subsequently introduced. If our competitors release new products that are superior to WinGuard products in performance or price, or if we fail to update WinGuard products with any technological advances that are developed by us or our competitors or introduce new products in a timely manner, demand for our products may decline. A decline in demand for WinGuard products as a result of competition, technological change or other factors could have a material adverse effect on our ability to generate sales, which would negatively affect our sales and results of operations.

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

Our industry is competitive, and competition may increase as our markets grow or as more states adopt or enforce building codes that require impact-resistant products. The window and door industry is highly competitive. We face significant competition from numerous small, regional producers, as well as a small number of national producers. Some of these competitors make products from alternative materials, including wood. Any of these competitors may (i) foresee the course of market development more accurately than do we, (ii) develop products that are superior to our products, (iii) have the ability to produce similar products at a lower cost, (iv) develop stronger relationships with window distributors, building supply distributors, and window replacement dealers, or (v) adapt more quickly to new technologies or evolving customer requirements than do we. As a result, we may not be able to compete successfully with them.

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

Our business is currently concentrated in one state. Our business is concentrated geographically in Florida. In fiscal year 2008, approximately 88% of our sales were generated in Florida, and new single family housing permits in Florida decreased by 47% in 2008 compared to the prior year. A further or prolonged decline in the economy of the state of Florida or of the coastal regions of Florida, a change in state and local building code requirements for hurricane protection, or any other adverse condition in the state could cause a decline in the demand for our products in Florida, which could have an adverse impact on our sales and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments. As of January 3, 2009, our indebtedness under our first lien term loan was $90.0 million. All of our debt was at a variable interest rate. In the event that interest rates rise, our interest expense would increase. A 1.0% increase in interest rates would result in approximately $1.0 million of additional interest expense annually.

The level of our debt could have certain consequences, including:

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

Our debt instruments contain various covenants that limit our ability to operate our business. Our credit facility contains various provisions that limit our ability to, among other things, transfer or sell assets, including the equity interests of our subsidiary, or use asset sale proceeds; pay dividends or distributions on our capital stock or repurchase our capital stock; make certain restricted payments or investments; create liens to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and engage in unrelated business activities.

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

We may be adversely affected by any disruption in our information technology systems. Our operations are dependent upon our information technology systems, which encompass all of our major business functions. A disruption in our information technology systems for any prolonged period could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships.

We may be adversely affected by any disruptions to our manufacturing facilities or disruptions to our customer, supplier, or employee base. Any disruption to our facilities resulting from hurricanes and other weather-related events, fire, an act of terrorism, or any other cause could damage a significant portion of our inventory, affect our distribution of products, and materially impair our ability to distribute our products to customers. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, if there are disruptions to our customer and supplier base or to our employees caused by hurricanes, our business could be temporarily adversely affected by higher costs for materials, increased shipping and storage costs, increased labor costs, increased absentee rates, and scheduling issues. Furthermore, some of our direct and indirect suppliers have unionized work forces, and strikes, work stoppages, or slowdowns experienced by these suppliers could result in slowdowns or closures of their facilities. Any interruption in the production or delivery of our supplies could reduce sales of our products and increase our costs.

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

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at January 3, 2009, we have no material weaknesses in our internal controls over financial reporting, we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a deficiency, or combination of deficiencies, that might prevent prudent officials in the conduct of their own affairs from concluding that they have reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in conformity with generally accepted accounting principles. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the NASDAQ Stock Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

The controlling position of an affiliate of JLL Partners limits the ability of our minority stockholders to influence corporate matters. An affiliate of JLL Partners owned 53.0% of our outstanding common stock as of January 3, 2009. Accordingly, such affiliate of JLL Partners has significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a transaction such as a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a transaction or change of control would benefit minority stockholders. In addition, this concentrated control limits the ability of our minority stockholders to influence corporate matters, and such affiliate of JLL Partners, as a controlling stockholder, could approve certain actions, including a going-private transaction, without approval of minority stockholders, subject to obtaining any required approval of our board of directors for such transaction. As a result, the market price of our common stock could be adversely affected.

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

Our directors and officers who are affiliated with JLL Partners do not have any obligation to report corporate opportunities to us. Because some individuals may serve as our directors or officers and as directors, officers, partners, members, managers, or employees of JLL Partners or its affiliates or investment funds and because such affiliates or investment funds may engage in similar lines of business to those in which we engage, our amended and restated certificate of incorporation allocates corporate opportunities between us and JLL Partners and its affiliates and investment funds. Specifically, for so long as JLL Partners and its affiliates and investment funds own at least 15% of our shares of common stock, none of JLL Partners, nor any of its affiliates or investment funds, or their respective directors, officers, partners, members, managers, or employees has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as do we. In addition, if any of them acquires knowledge of a potential transaction that may be a corporate opportunity for our Company and for JLL Partners or its affiliates or investment funds, subject to certain exceptions, we will not have any expectancy in such corporate opportunity, and they will not have any obligation to communicate such opportunity to us.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We own facilities in one location in Florida and two locations in North Carolina that are capable of producing all of our product lines. In North Venice, Florida, we own a 363,000 square foot facility that contains our corporate headquarters and main manufacturing plant. We also own an adjacent 80,000 square foot facility used for glass tempering and laminating, a 42,000 square foot facility for producing Architectural System products and simulated wood-finished products, and a 3,590 square foot facility used for employee and customer training. In Salisbury, North Carolina, we own a 393,000 square foot manufacturing facility including glass tempering and laminating capabilities. We also own a 225,000 square foot facility in Lexington, North Carolina which was vacant and being marketed for sale as a result of the completion of our move to the larger Salisbury facility.  In December 2007 we reclassified the real estate as held and used when we made the decision to utilize the facility.

We lease four properties in North Venice, Florida. The leases for the fleet maintenance building, glass plant line maintenance building, fleet parking lot, and facility maintenance/glass hub in North Venice, Florida expire in January 2012, November 2010, September 2013 and December 2010, respectively.  Each of the leases provides for a fixed annual rent. The leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

All of our owned properties secure borrowings under our first lien credit agreement. We believe all of these operating facilities are adequate in capacity and condition to service existing customer locations.

Item 3.	LEGAL PROCEEDINGS

We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our financial position, cash flows or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

Name	Age	Position
Rodney Hershberger	52	President, Chief Executive Officer, and Director
Jeffrey T. Jackson	43	Executive Vice President and Chief Financial Officer
Mario Ferrucci III	45	Vice President - Aluminum Product Stream and General Counsel
David McCutcheon	43	Vice President - Operations
Deborah L. LaPinska	47	Vice President - Sales and Marketing
C. Douglas Cross	53	Vice President - Vinyl Product Stream

Rodney Hershberger, President, Chief Executive Officer, and Director. Mr. Hershberger, a co-founder of PGT Industries, Inc., has served our Company for nearly 30 years. Mr. Hershberger was named President and Director in 2004 and became our Chief Executive Officer in March 2005. Mr. Hershberger also became President of PGT Industries, Inc. in 2004 and was named Chief Executive Officer of PGT Industries, Inc. in 2005. In 2003 Mr. Hershberger became executive vice president and chief operating officer and oversaw our Company’s Florida and North Carolina operations, sales, marketing, and engineering groups. Previously, Mr. Hershberger led the manufacturing, transportation, and logistics operations in Florida and served as vice president of customer service.

Jeffrey T. Jackson, Executive Vice President and Chief Financial Officer. Mr. Jackson joined our Company as Chief Financial Officer and Treasurer in November 2005, and his current responsibilities include all aspects of financial reporting and accounting, internal controls, cash management, supply chain, information technology and the business planning process. Before joining our Company, Mr. Jackson spent two years as Vice President, Corporate Controller for The Hershey Company. From 1999 to 2004 Mr. Jackson was Senior Vice President, Chief Financial Officer for Mrs. Smith’s Bakeries, LLC, a division of Flowers Foods, Inc. Mr. Jackson has over seventeen years of increasing responsibility in various executive management roles with various companies, including Division Chief Financial Officer, Vice President Corporate Controller, and Senior Vice President of Operations. Mr. Jackson holds a B.B.A. from the University of West Georgia and is a Certified Public Accountant in the State of Georgia and the State of California.

Mario Ferrucci III, Vice President – Aluminum Product Stream and General Counsel. Mr. Ferrucci joined our Company in April 2006 as Vice President and Corporate Counsel, and his current responsibilities include all aspects of the Company’s legal and compliance affairs, driving our residential aluminum business and field service. From 2001 to 2006, Mr. Ferrucci practiced law with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

David McCutcheon, Vice President — Operations. Mr. McCutcheon joined our Company in 1997 and was appointed Vice Presisent in 2001. His current responsibilities include all aspects of operations and manufacturing. Previously, Mr. McCutcheon worked for ten years for General Motors in management positions in manufacturing operations and manufacturing engineering. Mr. McCutcheon holds a B.S.E.E. from Purdue University and an M.B.A. from The Ohio State University.

Deborah L. LaPinska, Vice President — Sales and Marketing. Ms. LaPinska joined our Company in 1991. Ms. LaPinska is responsible for customer service, sales, and marketing, as well as incorporating new tools and resources to improve order processing cycle times and sales forecasting. Before she was appointed Vice President in 2003, Ms. LaPinska held the position of Director, National and International Sales. Ms. LaPinska holds a B.A. in business management from Eckerd College.

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

Our Common Stock has been traded on the NASDAQ Global Market ® under the symbol “PGTI”. On February 27, 2009, the closing price of our Common Stock as reported on the NASDAQ Global Market was $1.05. The approximate number of stockholders of record of our Common Stock on that date was 100, although we believe that the number of beneficial owners of our Common Stock is substantially greater.

The table below sets forth the price range of our Common Stock during the periods indicated.

	High	Low
2008 1st Quarter	$5.00	$2.59
2nd Quarter	$4.25	$2.18
3rd Quarter	$5.95	$3.00
4th Quarter	$3.98	$0.85

2007 1st Quarter	$13.42	$11.00
2nd Quarter	$13.01	$10.20
3rd Quarter	$12.41	$7.86
4th Quarter	$8.71	$4.69

Dividends

We do not pay a regular dividend. Any determination relating to dividend policy will be made at the discretion of our board of directors. The terms of our senior secured credit facility governing our notes currently restrict our ability to pay dividends.

Unregistered Sales of Equity Securities

During the year ended January 3, 2009, we issued an aggregate of 479,417 shares of our common stock to certain officers, employees and former employees upon the exercise of options associated with the Rollover Stock Option Agreement included as Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365.  We received aggregate proceeds of $210,428 as a result of the exercise of these options.  The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in reliance on, among other things, representations and warranties obtained from the holders of such options.  We did not issue any shares of our common stock under our 2004 Stock Incentive Plan in 2008.

All of the above option grants were made prior to our initial public offering.  Proceeds from the foregoing transactions were used for general working capital purposes.  None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Performance Graph

The following graphs compare the percentage change in PGT, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the Standard & Poor’s Building Products Index and the NASDAQ Composite Index over the period from June 27, 2006 (the date we became a public company) to January 3, 2009.

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN*
AMONG PGT, INC., THE NASDAQ COMPOSITE INDEX,
AND THE S&P BUILDING PRODUCTS INDEX

	06/27/06	6/06	9/06	12/06	3/07	6/07
PGT, Inc.	100.00	112.86	100.43	90.36	85.71	78.07
S&P Building Products	100.00	102.51	96.65	105.41	106.85	114.67
NASDAQ Composite	100.00	103.42	107.53	115.00	115.30	123.95

	9/07	12/07	3/08	6/08	9/08	01/03/09
PGT, Inc.	56.64	34.50	21.21	22.71	23.29	8.43
S&P Building Products	95.04	103.78	98.60	83.05	94.71	58.76
NASDAQ Composite	128.63	126.28	108.52	109.18	99.60	75.09

* $100 invested on 06/27/2006 in stock or in index-including reinvestment of dividends for 30 months ending January 3, 2009.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information and other data as of and for the periods indicated and have been derived from our audited consolidated financial statements. Throughout this report, we refer to PGT Holding Company as our Predecessor, the results of operations for which are not comparable to the results of operations for other periods presented herein.

All information included in the following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7, and with the consolidated financial statements and related notes in Item 8. The year ended January 3, 2009 consisted of 53 weeks. Except for the period ended January 1, 2005 and the predecessor period, all prior years consisted of 52 weeks. We do not believe the impact on comparability of results is significant.

	Company					Predecessor

					January 30,	December 28,
	Year Ended	Year Ended	Year Ended	Year Ended	2004 to	2003 to
Consolidated Selected Financial Data	January 3,	December 29,	December 30,	December 31,	January 1,	January 29,
(in thousands except per share data)	2009	2007	2006	2005	2005	2004

Net sales	$218,556	$278,394	$371,598	$332,813	$237,350	$19,044
Cost of sales	150,277	187,389	229,867	209,475	152,316	13,997

Gross margin	68,279	91,005	141,731	123,338	85,034	5,047
Impairment charges(1)	187,748	826	1,151	7,200	-	-
Stock compensation expense(2)	-	-	26,898	7,146	-	-
Selling, general and administrative
expenses	63,109	77,004	86,219	83,634	63,494	6,024

(Loss) income from operations	(182,578)	13,175	27,463	25,358	21,540	(977)
Interest expense	9,283	11,404	28,509	13,871	9,893	518
Other (income) expense, net(3)	(40)	692	(178)	(286)	124	-

(Loss) income before income taxes	(191,821)	1,079	(868)	11,773	11,523	(1,495)
Income tax (benefit) expense	(28,789)	456	101	3,910	4,531	(912)

Net (loss) income	$(163,032)	$623	$(969)	$7,863	$6,992	$(583)

Net (loss) income per common share:
Basic	$(5.31)	$0.02	$(0.04)	$0.48	$0.43	N/A
Diluted	$(5.31)	$0.02	$(0.04)	$0.44	$0.39	N/A
Weighted average shares outstanding:
Basic(4)	30,687	28,375	22,043	16,345	16,342	N/A
Diluted(4)	30,687	29,418	22,043	17,921	17,843	N/A

Other financial data:
Depreciation	$11,518	$10,418	$9,871	$7,503	$5,221	$484
Amortization	5,570	5,570	5,742	8,020	9,289	44

	As Of	As Of	As Of	As Of	As Of	As Of
	January 3,	December 29,	December 30,	December 31,	January 1,	January 29,
	2009	2007	2006	2005	2005	2004
Balance Sheet data:
Cash and cash equivalents	$19,628	$19,479	$36,981	$3,270	$2,525	$12,191
Total assets	200,617	407,865	442,794	425,553	409,936	157,084
Total debt, including current portion	90,366	130,000	165,488	183,525	168,375	61,683
Shareholders’ equity	74,185	210,472	205,206	156,571	166,107	68,187

(1)
In 2008, amount relates to intangible asset impairment charges. See Note 6 in Item 8. In 2007 and 2006, amounts relate to write-down of the value of our Lexington, North Carolina property. In 2005, amount relates to write-down of a trademark in connection with the sale of the related product line.

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

(3)	Relates to derivative financial instruments.

(4)	Weighted average common shares outstanding for all periods prior to 2008 have been restated to give effect to the bonus element in the rights offering.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We advise you to read Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in Item 8. We also advise you read the risk factors in Item 1A.  You should consider the information in these items, along with other information included in this Annual Report on Form 10-K.

RECENT DEVELOPMENTS

In the first quarter of 2009, we implemented two restructurings of the Company as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  These restructurings resulted in a decrease in our workforce of approximately 250 employees and included employees in both Florida and North Carolina.  As a result of the restructuring, we expect to record estimated restructuring charges totaling approximately $2.5 million in the first quarter of 2009.  No amounts related to these restructurings have been accrued in the accompanying consolidated financial statements as of and for the year ended January 3, 2009.

EXECUTIVE OVERVIEW

On February 18, 2009, we issued a press release and held a conference call the next day to review the results of operations of our Company for the fiscal year ended January 3, 2009.  We also discussed the current business environment and our further actions to reduce our cost structure taken on January 13, 2009. We took similar cost savings actions on March 11, 2009.

Our results for 2008 were impacted by the following:

•
We believe we have gained market share in Florida as the decrease in our sales in 2008 of 22% was significantly lower than the 47% decrease in single family housing starts over the same period as a result of an excess supply of homes, tighter credit conditions, and an increase in foreclosures, especially in our primary market of Florida.

•	The sales decrease in 2008 compared to 2007 was driven by: - Winguard sales down 20% - All other product sales down 25%
•	Both markets we sell into were down, which include: - New home construction down 36% - Repair and remodeling down 10%
•	The decline in sales volume had an adverse impact on our gross margins, which declined 25%, as we experienced an unfavorable deleveraging of our fixed costs.
•
Aluminum prices increased significantly in the second quarter before decreasing in the third and fourth quarters to levels not seen since 2002.  On average though, the cash price for aluminum we paid during 2008 was $1.20 per pound and we were hedged for about 52% of our aluminum needs during 2008 at an average price of approximately $1.25 per pound.  As a result, our average cost of aluminum during 2008 was approximately $1.23 per pound compared to an average cost of aluminum during 2007 of approximately $1.22 per pound.

•
The weakness in the housing market, we believe, has resulted in the prolonged decline in our market capitalization, which was significantly below our Company’s book value in the second quarter of 2008.  We updated our impairment tests in the second quarter and performed our required annual tests in the fourth quarter.  As a result, we wrote-off all goodwill, taking non-cash impairment charges totaling $169.6 million and recorded non-cash impairment charges of $18.1 million against our trademarks in 2008.

•
Driven by the prolonged trend of decreasing sales, we again took action to cut costs and restructure our operations in March 2008, after having done so in October 2007.  We recorded a total of $2.1 million in restructuring costs in 2008, primarily related to employee separation costs. However, these actions have provided us with substantial cost savings that we estimate to be more than $8 million annually.

•
Through effective working capital management and our successful rights offering, coupled with cost reduction actions taken in 2007 and 2008, we ended the year with as much cash on hand as at the beginning of the year and were able to prepay $40 million of outstanding bank debt bringing our long-term debt to $90 million. This has and will continue to provide us with savings related to debt service costs.

We expect the current challenging conditions in the housing market and in the overall economy to remain difficult, and even worsen in 2009, or if the federal stimulus package will have beneficial economic effects.  Also, the timing of any recovery in the housing industry and the overall economy is uncertain at best.  For these reasons, we believe that our financial performance could continue to be negatively impacted for the foreseeable future.

Restructurings

On October 25, 2007, we announced a restructuring as a result of an in-depth analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructuring resulted in a decrease in our workforce of approximately 150 employees and included employees in both Florida and North Carolina.  The restructuring was undertaken in an effort to streamline operations, as well as improve processes to drive new product development and sales.  As a result of the restructuring, we recorded a restructuring charge of $2.4 million in 2007, of which $0.7 million was classified within cost of goods sold and $1.7 million was classified within selling, general and administrative expenses.  The charge related primarily to employee separation costs.  Of the $2.4 million charge, $1.5 million was disbursed in 2007 and $0.9 million was disbursed in 2008.

On March 4, 2008, we announced a second restructuring as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructuring resulted in a decrease in our workforce of approximately 300 employees and included employees in both Florida and North Carolina.  As a result of the restructuring, we recorded a restructuring charge of $2.1 million in 2008, of which $1.1 million is classified within cost of goods sold and $1.0 million is classified within selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended January 3, 2009.  The charge related primarily to employee separation costs.  Of the $2.1 million, $1.8 million was disbursed in the first quarter of 2008.  The remaining $0.3 million is classified within accrued liabilities in the accompanying consolidated balance sheet as of January 3, 2009 (Note 7) and is expected to be disbursed in 2009.

The following table provides information with respect to the accrual for restructuring costs:

	Beginning of Year	Charged to Expense	Disbursed in Cash	End of Year
(in thousands)
Year ended January 3, 2009:
2007 Restructuring	$850	$-	$(850)	$-
2008 Restructuring	-	2,131	(1,799)	332
For the year ended January 3, 2009	$850	$2,131	$(2,649)	$332

Year ended December 29, 2007:
2007 Restructuring	$-	$2,375	$(1,525)	$850

Non-GAAP Financial Measures – Items Affecting Comparability

Below is a presentation of EBITDA, a non-GAAP measure, which we believe is useful information for investors (in thousands):

	Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006

Net (loss) income	$(163,032)	$623	$(969)
Interest expense	9,283	11,404	28,509
Income tax (benefit) expense	(28,789)	456	101
Depreciation	11,518	10,418	9,871
Amortization	5,570	5,570	5,742

EBITDA (1)(2)	$(165,450)	$28,471	$43,254

(1) Includes the impact of the following expenses:
Restructuring charges (a)	$(2,131)	$(2,375)	$-
Impairment charges (b)	(187,748)	(826)	(1,151)
Management fees (c)	-	-	(1,434)
Stock compensation (d)	-	-	(26,898)

(a)	Represents charges related to restructuring actions taken in 2008 and 2007. These charges relate primarily to employee separation costs.
(b)
In 2008, represents goodwill and indefinite lived asset impairment charges. In 2007 and 2006, represents the write-down of the value of the Lexington, North Carolina property which had been classified as an asset held for sale due to the relocation of our plant to Salisbury, North Carolina.

(c)
Represents management fees paid to our majority stockholder. The management services agreement pursuant to which these fees were paid was terminated upon consummation of the initial public offering in June 2006.

(d)	Represents compensation expense related to amounts paid to option holders in lieu of adjusting exercise prices in connection with the payment of dividends to shareholders in February 2006.

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

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

	Year Ended			Percent Change
	January 3,	December 29,	December 30,	Increase / (Decrease)
	2009	2007	2006	2008-2007	2007-2006

(in thousands, except per share amounts)
Net sales	$218,556	$278,394	$371,598	(21.5%)	(25.1%)
Cost of sales	150,277	187,389	229,867	(19.8%)	(18.5%)

Gross margin	68,279	91,005	141,731	(25.0%)	(35.8%)
As a percentage of sales	31.2%	32.7%	38.1%

Impairment charges	187,748	826	1,151
Stock compensation expense	-	-	26,898
SG&A expenses	63,109	77,004	86,219	(18.0%)	(10.7%)
SG&A expenses as a percentage of sales	28.9%	27.7%	23.2%

(Loss) income from operations	(182,578)	13,175	27,463

Interest expense, net	9,283	11,404	28,509
Other (income) expenses, net	(40)	692	(178)
Income tax (benefit) expense	(28,789)	456	101

Net (loss) income	$(163,032)	$623	$(969)

Net (loss) income per common share:
Diluted	$(5.31)	$0.02	$(0.04)

2008 Compared with 2007

The year ended January 3, 2009 consisted of 53 weeks. The year ended December 29, 2007 consisted of 52 weeks. We do not believe the impact on comparability of results is significant.

Net sales

Net sales for 2008 were $218.6 million, a $59.8 million, or 21.5%, decrease in sales from $278.4 million in the prior year.

The following table shows net sales classified by major product category (in millions):

	Year Ended
	January 3, 2009		December 29, 2007
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$151.8	69.4%	$189.7	68.1%	(20.0%)
Other Window and Door Products	66.8	30.6%	88.7	31.9%	(24.7%)

Total net sales	$218.6	100.0%	$278.4	100.0%	(21.5%)

Net sales of WinGuard Windows and Doors were $151.8 million in 2008, a decrease of $37.9 million, or 20.0%, from $189.7 million in net sales for the prior year.  Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts. The decrease in sales of our WinGuard branded products was driven mainly by the decline in new home construction but also, to some extent, by the lack of storm activity during the two most recent hurricane seasons in the coastal markets of Florida we serve.

Net sales of Other Window and Door Products were $66.8 million in 2008, a decrease of $21.9 million, or 24.7%, from $88.7 million for the prior year. The decrease was mainly due to the decline in new home construction.  New housing demand has historically impacted sales of our Other Window and Door Products more than our WinGuard Window and Door Products.

The decline in the housing industry began in the second half of 2006 and continued and intensified throughout 2007 and 2008.

Gross margin

Gross margin was $68.3 million in 2008, a decrease of $22.7 million, or 25.0%, from $91.0 million in the prior year. The gross margin percentage was 31.2% in 2008 compared to 32.7% in the prior year. This decrease was largely due to lower sales volumes of all of our products, but most significantly of our WinGuard branded windows and doors, sales of which decreased 20.0% compared to the prior year. The decrease in sales as a result of the housing downturn has negatively impacted our gross margin in total and as a percentage of sales and reduced our ability to leverage fixed costs. Cost of goods sold includes charges of $1.1 million in 2008 and $0.7 million in 2007 related to the restructuring actions taken in each year.

In 2008, we recognized a business interruption insurance recovery of $0.7 million, classified as a reduction of cost of goods sold in the accompanying consolidated statement of operations for the year ended January 3, 2009, of incremental expenses we incurred relating to a November 2005 fire that idled a major laminated glass manufacturing asset and which required us to purchase laminated glass from an outside vendor at a price exceeding our cost to manufacture.  Such amount is included in other current assets in the accompanying consolidated balance sheet at January 3, 2009 and was received in cash shortly thereafter.  The proceeds were used for general corporate purposes.

Impairment Charges

Impairment charges totaled $187.7 million in 2008, of which $169.6 million related to goodwill and $18.1 million related to our trademarks.  In 2007, there was an impairment charge of $0.8 million related to a then-idle manufacturing facility which was held for sale.

Due to the continued decline in the housing markets, during the second quarter of 2008, we determined that the carrying value of goodwill exceeded its fair value, indicating that it was impaired.  Having made this determination, we then began performing the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing it to the carrying amount of goodwill.  We recorded a $92.0 million estimated goodwill impairment charge in the second quarter of 2008.  During the third quarter of 2008, we finalized the second step of the goodwill impairment test and, as a result, recorded an additional $1.3 million goodwill impairment charge.

We performed our annual assessment of goodwill impairment as of January 3, 2009. Given a further decline in housing starts and the overall tightening of the credit markets, our revised forecasts indicated additional impairment of our goodwill.  After allocating our Company’s fair value to our assets and liabilities other than goodwill, we concluded that goodwill had no implied fair value and the remaining carrying value was written-off.  After recognizing these charges, we do not have any goodwill remaining on the accompanying consolidated balance sheet as of January 3, 2009.

During the third quarter of 2008, as part of finalizing our goodwill impairment test discussed above, we made certain changes to the assumptions that affected the previous estimate of fair value and, when compared to the carrying value of our trademarks, resulted in a $0.3 million impairment charge in the third quarter of 2008.  We performed our annual assessment of our trademarks as of January 3, 2009, which indicated that further impairment was present resulting in an additional impairment charge of $17.8 million in the fourth quarter of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $63.1 million, a decrease of $13.9 million, or 18.0% from $77.0 million in the prior year.  This decrease was mainly due to decreases of $7.1 million in personnel related costs due to lower employment levels, $3.9 million in marketing costs due to decreased levels of general advertising and promotional costs, $1.4 million in warranty expense primarily due to the lower sales volume, $0.8 million in public company costs, primarily related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), $0.7 million in non-cash stock-based compensation expense and $0.6 million in operating lease expense.  These decreases were partially offset by a $1.4 million increase in bad debt expense primarily related to collection issues with two customers and a $1.3 million increase in distribution costs related to the increase in fuel prices during 2008.  The remaining $2.2 million decrease in selling, general and administrative expenses is volume related as the general level of spending in this area has declined with sales.  As a percentage of sales, selling, general and administrative expenses increased to 28.9% in 2008 compared to 27.7% for the prior year. This increase was due to the fact that our ability to leverage certain fixed portions of support and administrative costs did not decrease at the same rate as the decrease in net sales.

Charges of $1.0 million in 2008 and $1.7 million in 2007 related to the restructuring actions taken in each year are included in selling, general and administrative expenses.

Interest expense

Interest expense was $9.3 million in 2008, a decrease of $2.1 million from $11.4 million in the prior year.  During 2008, we prepaid $40.0 million of debt resulting in a lower average level of debt when compared to 2007 and the interest rate on our debt decreased from 8.38% at the end of 2007 to 6.25% at the end of 2008 due to a decrease in interest rates.

Other expenses (income), net

There was other income of less than $0.1 million in 2008 compared to other expenses of $0.7 million in 2007.  For 2008, the other income relates to effective over-hedges of aluminum.  The other expenses in 2007 relate to the ineffective portions of interest and aluminum hedges.

Income tax expense

Our effective combined federal and state tax rate was 15.0% and 42.3% for the years ended January 3, 2009 and December 29, 2007, respectively.  The 15.0% effective tax rate resulted from the tax effects totaling $41.3 million related to the write-off of the non-deductible portion of goodwill and $4.6 million related to the valuation allowance on deferred tax assets recorded in the fourth quarter of 2008. Excluding the effects of these items, our 2008 effective tax rate would have been 39.0%.  The 42.3% tax rate in 2007 relates primarily to non-deductible expenses.

2007 Compared with 2006

Net sales

Net sales for 2007 were $278.4 million, a $93.2 million, or 25.1%, decrease in sales from $371.6 million in the prior year.

The following table shows net sales classified by major product category (in millions):

	Year Ended
	December 29, 2007		December 30, 2006
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$189.7	68.1%	$241.1	64.9%	(21.3%)
Other Window and Door Products	88.7	31.9%	130.5	35.1%	(32.0%)

Total net sales	$278.4	100.0%	$371.6	100.0%	(25.1%)

Net sales of WinGuard Windows and Doors were $189.7 million in 2007, a decrease of $51.4 million, or 21.3%, from $241.1 million in net sales for the prior year. The decrease was mainly due to the decline in new home construction.  Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantage of impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts.

Net sales of Other Window and Door Products were $88.7 million in 2007, a decrease of $41.8 million, or 32.0%, from $130.5 million for the prior year. The decrease was mainly due to the decline in new home construction.  New housing demand has historically impacted sales of our Other Window and Door Products more than our WinGuard Window and Door Products.

The decline in the housing industry began in the second half of 2006 and continued and intensified throughout all of 2007.

Gross margin

Gross margin was $91.0 million in 2007, a decrease of $50.7 million, or 35.8%, from $141.7 million in the prior year. The gross margin percentage was 32.7% in 2007 compared to 38.1% in the prior year. This decrease was largely due to lower sales volumes of all of our products, but most significantly of our WinGuard branded windows and doors, sales of which decreased 21.3% compared to the prior year.  Cost of goods sold in 2007 also includes a $0.7 million charge related to the restructuring actions taken in the fourth quarter. The decrease in sales as a result of the housing downturn has negatively impacted our gross margin in total and as a percentage of sales and reduced our ability to leverage fixed costs.

Impairment Charges

We own a 225,000 square foot facility in Lexington, North Carolina which was vacant and being marketed for sale as a result of the completion of our move to the larger Salisbury facility.  In 2007 and 2006, we recorded impairment charges of $0.8 million and $1.2 million, respectively, to reduce the carrying value of the assets comprising the Lexington facility to their then estimated fair market value.  In December 2007, we reclassified the real estate as held and used when we made the decision to utilize the facility to produce a special-order product to be used in large-scale commercial projects and resumed depreciation of the assets that comprise the Lexington facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $77.0 million, a decrease of $9.2 million, or 10.7%, from $86.2 million in the prior year.  This decrease was mainly due to decreases of $4.3 million in commissions, bonuses and other personnel related costs, $3.7 million in distribution costs as the result of the lower volume, $1.6 million in depreciation as assets from the 2004 acquisition become fully depreciated, $1.4 million in management fees as those fees were eliminated with the 2006 IPO and a $0.5 million warranty accrual adjustment related to a refinement of our warranty calculation to better reflect the decline in sales volumes.  These decreases were partially offset by a $1.4 million increase in public company costs, including our compliance with SOX and a $1.2 million increase in stock-based compensation expense.  The remaining overall decrease in selling, general and administrative expenses relates to a lower level of spending due to the decline in net sales.  As a percentage of sales, selling, general and administrative expenses increased to 27.7% in 2007 compared to 23.2% for the prior year. This increase was due to the fact that certain fixed expenses, such as support and administrative costs, did not decrease at a rate relative to the decrease in net sales.

A charge of $1.7 million in 2007 related to the restructuring action is included in selling, general and administrative expenses.

Stock compensation expense

Stock compensation expense of $26.9 million was recorded in 2006 relating to payments to option holders in lieu of adjusting exercise prices in connection with the payment of a dividend to shareholders in February 2006.

Interest expense

Interest expense was $11.4 million in 2007, a decrease of $17.1 million from $28.5 million in the prior year.  In 2006, interest expense includes non-recurring charges of $8.9 million related to termination penalties and the write-off of unamortized debt issuance costs in connection with prepayments of debt.  In addition, there was an increase in our average debt levels to $230.8 million for 2006 associated with our debt financing on February 14, 2006 as described under the Liquidity and Capital Resources section of this report.  During 2007, we prepaid $35.5 million of debt resulting in a lower average level of debt when compared to 2006 but which also resulted in the write-off of $0.4 million of unamortized debt issuance costs.

Other expenses (income), net

There were other expenses of $0.7 million in 2007 compared to other income of $0.2 million in 2006. The amounts in both periods relate to the ineffective portions of interest and aluminum hedges.

Income tax expense

Our effective combined federal and state tax rate was 42.3% and 11.6% for the years ended December 29, 2007 and December 30, 2006, respectively.  The 11.6% effective tax rate resulted from a change in the recognition of state tax credits in North Carolina.  These credits are now recognized in the year in which they are made available for deduction. Previously, we recognized these credits in the year in which they were generated.  This change resulted in an unfavorable adjustment to our tax expense of $422,000 in 2006.  Without this adjustment our tax rate would have been a benefit of 37.0%.

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, on January 1, 2007.  We did not recognize any material liability for unrecognized tax benefits in conjunction with our FIN 48 implementation and there were no changes to our unrecognized tax benefits during the current year. However, should we accrue for such liabilities when and if they arise in the future we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash flow generated by operations, supplemented by borrowings under our credit facility.  This cash generating capability provides us with financial flexibility in meeting operating and investing needs.  In addition, we completed our IPO in June 2006 and used the net proceeds, together with cash on hand, to repay a portion of our long term debt.  Our primary capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on our credit facilities and fund capital expenditures.

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

Net proceeds of $29.3 million from the rights offering were used to repay a portion of the outstanding indebtedness under our amended credit agreement.

Consolidated Cash Flows

Operating activities. Cash provided by operating activities were $19.9 million for 2008, compared to cash provided by operating activities of $24.8 million for the prior year. This decrease was mainly due to lower operating profitability in 2008 than in 2007 after adjusting for the effect on 2008 of non-cash impairment charges. In 2007, cash provided by operating activities was down $5.4 million from $30.2 million in 2006. This decrease was mainly due to lower operating profitability in 2007 than in 2006. Direct cash flows from operations for 2008, 2007 and 2006 are as follows:

	Direct Operating Cash Flows
(in millions)	2008	2007	2006
Collections from customers	$224.5	$288.5	$398.9
Other collections of cash	3.4	4.6	7.1
Disbursements to vendors	(122.5)	(156.0)	(206.6)
Personnel related disbursements	(80.2)	(100.0)	(148.6)
Debt service costs	(9.1)	(12.0)	(22.8)
Other cash activity, net	3.8	(0.3)	2.2

Cash from operations	$19.9	$24.8	$30.2

The majority of other cash collections is from scrap aluminum sales.  Other cash activity, net, in 2008 includes $3.3 million in state and federal tax refunds.

Days sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 39 days at January 3, 2009, compared to 37 days at December 29, 2007.  This increase in DSO was primarily due to collection issues with two customers, as well as the effect on our customer base of the decline in the housing market in Florida and the overall economy.    DSO was 37 days at December 29, 2007 compared to 46 days at December 30, 2006.  However, this improvement in DSO was offset by the lower level of operating profitability in 2007.

Investing activities. Cash used in investing activities was $8.5 million for 2008, compared to $10.5 million for 2007. The decrease in cash used in investing activities was due to our focused efforts to reduce capital spending in 2008, which resulted in a decrease in capital expenditures of $6.1 million, to $4.5 million in 2008 from $10.6 million in 2007.  This decrease in capital spending was partially offset by $4.1 million of net cash used for margin calls on forward contracts on aluminum hedges as of January 3, 2009.  Cash used in investing activities decreased $16.1 million in 2007, from $26.6 million in 2006. The decrease was mainly due to the 2006 purchase of our 393,000 square foot facility in Salisbury, North Carolina plus related building improvements.

Financing activities. Cash used in financing activities was $11.2 million in 2008.  In June 2008, we prepaid $10.0 million of our long-term debt with cash generated from operations.  Using proceeds from the rights offering, which resulted in $29.3 million in net cash proceeds, we prepaid an additional $20.0 million of our long-term debt in August 2008 and another $10.0 million in September 2008, for a total of $40 million in debt prepayments in 2008.  Cash proceeds from stock option exercises in 2008 totaled $0.2 million.  Payment of deferred financing costs related to the effectiveness of the amendment of our credit agreement totaled $0.6 million. Cash used in financing activities was $31.8 million for 2007, compared to cash provided in financing activities of $30.2 million for the prior year. In 2007, we made a total of $35.5 million of debt payments including prepayments of $20.0 million in February 2007, $5.0 million in June 2007, $4.5 million in July 2007 and $6.0 million in September 2007.  These financing cash uses were partially offset by proceeds from option exercises of $1.9 million and the classification of $1.8 million of related excess tax benefits within financing activities.  In February 2006, we entered into a second amended and restated senior secured credit facility and a second lien term loan, and received $320.0 million proceeds.  The proceeds were used to refinance our Company’s existing debt facility, pay a cash dividend to stockholders of $83.5 million, make a cash compensatory payment of approximately $26.9 million (including applicable payroll taxes of $0.5 million) to stock option holders in lieu of adjusting exercise prices in connection with such dividend, and pay certain financing costs related to the amendment.  In June 2006, we completed our IPO, and received net proceeds of $129.5 million. We used the net proceeds from the IPO, including the underwriter overallotment, together with cash generated from operations to repay $154.0 million of our long term debt, including full repayment of the second lien debt.

 Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.  For 2008, capital expenditures were $4.5 million, compared to $10.6 million for 2007.  In the fourth quarter of 2007 and continuing into 2008, we reduced certain discretionary capital spending to conserve cash.  We anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans.

Capital Resources. On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of January 3, 2009, there was $25.2 million available under the revolving credit facility.

On April 30, 2008, we announced that we entered into an amendment to the credit agreement.  The amendment, among other things, relaxes certain financial covenants through the first quarter of 2010, increases the applicable rate on loans and letters of credit, and sets a LIBOR floor.  The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $30 million of loans under the credit agreement no later than August 14, 2008, of which no more than $15 million was permitted to come from cash on hand.  In June 2008, we used cash generated from operations to prepay $10 million of outstanding borrowings under the credit agreement.  Using proceeds from the rights offering, we made an additional prepayment of $20 million on August 11, 2008, bringing total prepayments of debt at that time to $30 million as required under the amended credit agreement.  Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 25 basis points of the then outstanding balance under the credit agreement of $100 million, the amendment became effective on August 11, 2008.

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

Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver under the senior secured credit facility, we believe we will have sufficient capital to meet our short-term and long-term needs, including our capital expenditures and our debt obligations in 2009.

Long-term debt consisted of the following:

	January 3,	December 29,
	2009	2007
	(in thousands)
Tranche A2 term note payable to a bank in quarterly installments of $331,632 beginning November 14, 2008 through November 14, 2011. A lump sum payment of $125.7 million is due on February 14, 2012. Interest is payable quarterly at
LIBOR or the prime rate plus an applicable margin. At December 29, 2007, the
rate was 5.38% plus a margin of 3.00%.	$-	$130,000

Tranche A2 term note payable to a bank in quarterly installments of $231,959 beginning November 14, 2009 through November 14, 2011. A lump sum payment of $87.9 million is due on February 14, 2012. Interest is payable quarterly at
LIBOR or the prime rate plus an applicable margin. At January 3, 2009, the
rate was 4.00% plus a margin of 2.25%.	90,000	-

	$90,000	$130,000

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes the contractual obligations of our Company as of January 3, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Current	2-3 Years	4 Years	5 Years	Thereafter

Long-term debt and capital leases (1)	$108,024	$6,043	$13,331	$88,650	$-	$-
Operating leases	4,049	1,777	1,706	299	210	57
Supply agreements	1,266	1,266	-	-	-	-
Equipment purchase commitments	818	818	-	-	-	-

Total contractual cash obligations	$114,157	$9,904	$15,037	$88,949	$210	$57

(1) - Includes estimated future interest expense on our long-term debt assuming the weighted average interest rate of 6.25% as of January 3, 2009 does not change.

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at January 3, 2009. Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

Our Company is obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs.  If these programs were cancelled by our Company, we would be required to pay $1.3 million for various materials.

At January 3, 2009, our Company had $4.8 million in standby letters of credit related to its worker’s compensation insurance coverage and commitments to purchase equipment of $0.8 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our consolidated financial statements, we follow U.S. generally accepted accounting principles. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. Following is a summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements.

Revenue recognition

We recognize sales when all of the following criteria have been met: a valid customer order with a fixed price has been received; the product has been delivered and accepted by the customer; and collectibility is reasonably assured. All sales recognized are net of allowances for discounts and estimated returns, which are estimated using historical experience.

Allowances for doubtful accounts and notes receivable and related reserves

We record provisions against gross revenues for estimated returns in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, analysis of credit memorandum activity, and customer demand. We also evaluate the allowances for doubtful accounts and notes receivable based on specific identification of troubled balances and  historical collection experience adjusted for current conditions such as the economic climate. Actual collections can differ from our estimates, requiring adjustments to the allowances.

Goodwill

The impairment evaluation of goodwill is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The annual goodwill impairment test is a two-step process.  First, we determine if the carrying value of our related reporting unit exceeds fair value determined using a discounted cash flow model, which might indicate that goodwill may be impaired.  Second, if we determine that goodwill may be impaired, we compare the implied fair value of the goodwill determined by allocating our reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) to its carrying amount to determine if there is an impairment loss. As of January 3, 2009, we had no goodwill on our consolidated balance sheet.

Other intangibles

The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted projected cost savings attributable to ownership of the intangible assets with indefinite lives which, for us, are our trademarks. The fair values of trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used. Estimates made by management are subject to change and include such things as future growth assumptions and the rate of projected estimated cost savings, and other factors, changes in which could materially impact the results of the impairment test

Long-lived assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated, based on management estimates. Estimates made by management are subject to change and include such things as future growth assumptions, operating and capital expenditure requirements, asset useful lives and other factors, changes in which could materially impact the results of the impairment test. If such assets are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell, and depreciation is no longer recorded.

Warranties

We have warranty obligations with respect to most of our manufactured products. Obligations vary by product components. The reserve for warranties is based on our assessment of the costs that will have to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing our warranty history and specific identification of our estimated future warranty obligations. Changes to actual warranty claims incurred and interest rates could have a material impact on our estimated warranty obligations.

Self-Insurance Reserves

We are primarily self-insured for employee health benefits and workers’ compensation. Our workers’ compensation reserves are accrued based on third party actuarial valuations of the expected future liabilities. Health benefits are self-insured by us up to pre-determined stop loss limits. These reserves, including incurred but not reported claims, are based on internal computations. These computations consider our historical claims experience, independent statistics, and trends. Changes to actual workers’ compensation or health benefit claims incurred and interest rates could have a material impact on our estimated self-insurance reserves.

Derivative financial instruments

We utilize derivative financial instruments from time-to-time to hedge the exposure to variability in expected future cash flows that is attributable to a particular risk. The effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is reported as a component of other comprehensive income and reclassified into earnings in the same period which the transaction affects earnings. The remaining gain or loss, if any, is recognized in earnings currently.

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. These contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum. We maintain a line of credit with our commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls.  Should the price of aluminum fall to a level which causes our liability for open aluminum contracts to exceed $0.4 million, we are required to fund daily margin calls to cover the excess.  We believe this mitigates non-performance risk as it places a limit on the amount of the liability for open contracts such that an impact, if any, on the fair value of the liability due to consideration of non-performance risk would not be significant. We assess our risk of non-performance when measuring the fair value of our financial instruments in a liability position by evaluating our current liquidity including cash on hand and availability under our revolving credit facility as compared to the maturities of the financial liabilities.  In addition, we and our commodities broker have entered into a master netting arrangement (MNA) that provides for, among other things, the close-out netting of exchange-traded transactions in the event of the insolvency of either party to the MNA.

As of January 3, 2009, we had $4.1 million of cash on deposit with our commodities broker related to funding of margin calls on open forward contracts for the purchase of aluminum in a liability position.  We net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis.

Our aluminum hedges qualify as highly effective for reporting purposes.  Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item.

Aluminum forward contracts identical to those held by us trade on the London Metals Exchange (“LME”).  The LME provides a transparent forum and is the world's largest center for the trading of futures contracts for non-ferrous metals and plastics.  The trading is highly liquid and, therefore, the metals industry has a high degree of confidence that the trade pricing properly reflects current supply and demand.  The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle.  Based on this high degree of volume and liquidity in the LME and the transparency of the market participants, the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time we believe represents a contract's exit price to be used for purposes of SFAS No. 157.  Trade pricing is based on valuation model inputs that can generally be verified but which require some degree of judgment. Therefore, we categorize these aluminum forward contracts as being valued using Level 2 inputs.

Stock-Based Compensation

We utilize a fair-value based approach for measuring stock-based compensation to recognize the cost of employee services received in exchange for our company’s equity instruments. We record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Our awards vest based only on service conditions and compensation expense is recognized on a straight-line basis for each separately vesting portion of an award. Share-based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

Income and Other Taxes

We account for income taxes utilizing the liability method. Deferred income taxes are recorded to reflect consequences on future years of differences between financial reporting and the tax basis of assets and liabilities measured using the enacted statutory tax rates and tax laws applicable to the periods in which differences are expected to affect taxable earnings. We have no material liability for unrecognized tax benefits. However, should we accrue for such liabilities when and if they arise in the future we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

In 2008, we established a valuation allowance with respect to our net deferred tax assets, excluding the deferred tax liability related to trademarks.  Driven by the goodwill and other intangible impairment charges recorded in 2008, our cumulative losses over the last three fiscal years, in addition to the significant downturn in our primary industry of home construction, lead us to conclude that sufficient negative evidence exists that it is deemed more likely than not future taxable income will not be sufficient to realize the related income tax benefits.

Sales taxes collected from customers have been recorded on a net basis.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 3 in the notes to the consolidated financial statements in Item 8.

FORWARD OUTLOOK

The following section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on the beliefs and assumptions of management, together with information available to us when the statements were made. Future results could differ materially from those included in such forward-looking statements as a result of, among other things, the factors set forth in Item 1A., “Risk Factors” and certain economic and business factors which may be beyond our control. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

Net sales

We experienced sales decreases across most of our product lines and in both the new construction and repair and remodeling markets we serve. Although we believe we have gained market share in Florida as the decrease in our sales has been significantly lower than the decrease in single family housing starts over the same period, we believe the decreasing trend in single family housing starts in Florida will continue through 2009.  Certain agencies that report housing start information project that single family housing starts in the U.S. will be down a further 40% or more in 2009.

Gross margin

We believe the following factors, which are not all inclusive, may impact our gross margin in 2009:

•	Further sales declines may result in a decrease in our gross margin as a result of lower variable contributions to gross margin and lower capacity utilization.
•
During the third and fourth quarters of 2008, we entered into forward contracts for the purchase of aluminum as prices fell to levels not seen since 2002.  Some of these contracts mature in 2009.  For contracts that mature in 2009, our hedged price of aluminum on average is $1.04 per pound and at times during the first quarter of 2009, the cash price of aluminum has been as low as $0.60 per pound.  Our average cost of aluminum during 2008 was approximately $1.23 per pound.  This may result in our paying a lower average price per pound for aluminum in 2009 than in 2008, but a higher price than if we were not hedged.

•
Planned cost reductions, some of which will benefit cost of goods, announced in early 2009, are designed to improve profitability and lessen the negative effect on operating results of decreasing sales.

Selling, general and administrative expenses

Planned cost reductions, some of which will benefit selling, general and administrative expenses, announced in early 2009, are designed to improve profitability and lessen the effect of decreasing sales. However, at times during 2008, the cost of diesel fuel was nearly $5.00 per gallon compared to less than $2.50 per gallon at times in early 2007.  If the cost of diesel fuel were to increase again, our selling, general and administrative costs would increase. In addition, economic and credit conditions may significantly impact our bad debt expense. We continue to monitor our customer’s credit profiles carefully and make changes in our terms where necessary in response to this heightened risk.

Interest expense

We prepaid $40 million in outstanding borrowings during June, August and September 2008.  We believe this decrease in debt levels for the full year of 2009 will result in our paying significantly less interest in 2009 than in 2008.

Liquidity and capital resources

We had $19.6 million of cash on hand as of January 3, 2009. While we are confident in our ability to continue to generate cash flow in this unprecedented downturn in the housing market and the economy, it is possible that we may use this cash to pay-down debt to maintain compliance with the leverage ratio covenant included in our credit facility or to fund further margin calls related to our forward contracts for aluminum if the price of aluminum continues to fall. Our credit facility includes a $30 million revolving credit facility of which $25.2 million was available as of January 3, 2009.  Although we could borrow against this revolving credit facility, we have not experienced the operating need to do so.

Management expects to spend nearly $5 million on capital expenditures in 2009, including capital expenditures related to product line expansions targeted at increasing sales.  We expect depreciation to be approximately $11 million and amortization to be approximately $5.6 million in 2009.  On January 3, 2009, we had outstanding purchase commitments on capital projects of approximately $0.8 million.

Summary

We expect the current challenging conditions in the housing market and in the overall economy to remain difficult, or even worsen in 2009, or if the federal stimulus package will have beneficial economic effects.  Also, the timing of any recovery in the housing industry and the overall economy is uncertain at best.  For these reasons, we believe that our financial performance could continue to be negatively affected for the foreseeable future.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change.  We are exposed to changes in LIBOR or the base rate of our credit facility’s administrative agent.  We do not currently use interest rate swaps, caps or futures contracts to mitigate this risk. Changes in our debt could also increase these risks. Based on debt outstanding at January 3, 2009, a 1% increase in interest rates would result in approximately $1.0 million of additional interest costs annually.

We utilize derivative financial instruments to hedge price movements in our aluminum materials.  We are exposed to changes in the price of aluminum as set by the trades on the London Metals Exchange. We have entered into aluminum hedging instruments that settle at various times through the end of 2010 that cover approximately 73% of our anticipated needs during 2009 at an average price of $1.04 per pound and 43% during 2010 at an average price of $0.95 per pound.  Short-term changes in the cost of aluminum, which can be significant, are sometimes passed on to our customers through price increases, however, there can be no guarantee that we will be able to continue to pass on such price increases to our customers or that price increases will not negatively impact sales volume, thereby adversely impacting operating margins.

For forward contracts for the purchase of aluminum at January 3, 2009, a 10% decrease in the price of aluminum would decrease the fair value of our forward contacts of aluminum by $1.2 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
 PGT, Inc.

We have audited the accompanying consolidated balance sheets of PGT, Inc. and Subsidiary (the Company) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PGT, Inc. and Subsidiary at January 3, 2009 and December 29, 2007, and the consolidated results of their operations and their cash flows for each of the three years ended January 3, 2009, December 29, 2007 and December 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PGT, Inc.'s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants
Tampa, Florida
March 17, 2009

PGT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006

Net sales	$218,556	$278,394	$371,598
Cost of sales	150,277	187,389	229,867

Gross margin	68,279	91,005	141,731

Impairment charges	187,748	826	1,151
Stock compensation expense (includes expenses
related to cost of sales and selling, general and
administrative expenses of $5,069 and $21,829,
respectively)	-	-	26,898
Selling, general and administrative expenses	63,109	77,004	86,219

(Loss) income from operations	(182,578)	13,175	27,463

Interest expense, net	9,283	11,404	28,509
Other (income) expense, net	(40)	692	(178)

(Loss) income before income taxes	(191,821)	1,079	(868)

Income tax (benefit) expense	(28,789)	456	101

Net (loss) income	$(163,032)	$623	$(969)

Net (loss) income per common share:
Basic	$(5.31)	$0.02	$(0.04)

Diluted	$(5.31)	$0.02	$(0.04)

Weighted average shares outstanding:
Basic	30,687	28,375	22,043

Diluted	30,687	29,418	22,043

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	January 3,	December 29,
	2009	2007

ASSETS
Current assets:
Cash and cash equivalents	$19,628	$19,479
Accounts receivable, net	17,321	20,956
Inventories	9,441	9,223
Deferred income taxes, net	1,158	3,683
Other current assets	5,569	7,080

Total current assets	53,117	60,421

Property, plant and equipment, net	73,505	80,184
Other intangible assets, net	72,678	96,348
Goodwill	-	169,648
Other assets, net	1,317	1,264

Total assets	$200,617	$407,865

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,730	$3,730
Accrued liabilities	8,852	11,505
Current portion of long-term debt and capital lease obligations	330	332

Total current liabilities	14,912	15,567

Long-term debt and capital lease obligations	90,036	129,668
Deferred income taxes	18,473	48,927
Other liabilities	3,011	3,231

Total liabilities	126,432	197,393

Commitments and contingencies (Note 12)	-	-

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	-	-
Common stock; par value $.01 per share; 200,000 shares authorized; 35,392 and
27,732 shares issued and 35,197 and 27,620 shares outstanding at
January 3, 2009 and December 29, 2007, respectively	352	276
Additional paid-in-capital	241,177	210,964
Accumulated other comprehensive loss	(3,966)	(422)
Accumulated deficit	(163,378)	(346)

Total shareholders' equity	74,185	210,472

Total liabilities and shareholders' equity	$200,617	$407,865

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006

Cash flows from operating activities:
Net (loss) income	$(163,032)	$623	$(969)
Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Depreciation	11,518	10,418	9,871
Amortization	5,570	5,570	5,742
Stock-based compensation	798	1,479	592
Excess tax benefits from stock-based compensation plans	-	(1,762)	(5,375)
Amortization and write-offs of deferred financing costs	724	724	7,205
Derivative financial instruments	(40)	692	(176)
Deferred income taxes	(27,929)	(1,423)	3,715
Impairment charges	187,748	826	1,151
Loss on disposal of assets	22	226	103
Change in operating assets and liabilities:
Accounts receivable	5,428	4,393	16,376
Inventories	(218)	1,874	2,820
Prepaid expenses and other current assets	(309)	4,243	(748)
Accounts payable and accrued liabilities	(408)	(3,063)	(10,128)

Net cash provided by operating activities	19,872	24,820	30,179

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,485)	(10,569)	(26,753)
Net payments of margin calls on derivative financial instruments	(4,098)	-	-
Proceeds from sales of equipment and intangibles	58	43	109

Net cash used in investing activities	(8,525)	(10,526)	(26,644)

Cash flows from financing activities:
Proceeds from exercise of stock options	210	1,930	1,311
Excess tax benefits from stock-based compensation plans	-	1,762	5,375
Proceeds from initial public offering	-	-	129,471
Proceeds from issuance of long-term debt	-	-	320,000
Net proceeds from issuance of common stock	29,281	-	-
Payments of long-term debt	(40,000)	(35,488)	(338,038)
Payments of capital leases	(55)	-	-
Payments of financing costs	(634)	-	(4,459)
Payments of dividends	-	-	(83,484)

Net cash (used in) provided by financing activities	(11,198)	(31,796)	30,176

Net increase (decrease) in cash and cash equivalents	149	(17,502)	33,711
Cash and cash equivalents at beginning of period	19,479	36,981	3,270
Cash and cash equivalents at end of period	$19,628	$19,479	$36,981

Supplemental cash flow information:
Interest paid	$9,102	$12,034	$22,827

Income taxes (refunded) paid	$(3,270)	$2,798	$1,242

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)

					Accumulated
			Additional		Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2005	15,749,483	$157	$152,647	$-	$3,767	$156,571
Dividends paid			(83,484)			(83,484)
Initial public offering, net
of offering costs	10,147,058	102	129,369			129,471
Stock-based compensation			592			592
Exercise of stock options, including
tax benefit of $5,375 from the
exercise of stock options	1,102,510	11	6,675			6,686
Comprehensive income, net of tax effect:
Amortization of ineffective
interest rate swap					(191)	(191)
Change related to interest rate swap					(53)	(53)
Change related to aluminum
forward contracts					(3,417)	(3,417)
Net loss				(969)		(969)
Total comprehensive loss						(4,630)
Balance at December 30, 2006	26,999,051	$270	$205,799	$(969)	$106	$205,206
Exercise of stock options, including
tax benefit of $1,762 from the
exercise of stock options	609,837	6	3,686			3,692
Vesting of restricted stock	11,208
Stock-based compensation			1,479			1,479
Comprehensive income, net of tax effect:
Amortization of ineffective
interest rate swap					(159)	(159)
Change related to interest rate swap					8	8
Change related to aluminum
forward contracts					(377)	(377)
Net income				623		623
Total comprehensive income						95
Balance at December 29, 2007	27,620,096	$276	$210,964	$(346)	$(422)	$210,472
Exercise of stock options, including
tax benefit of $0 from the
exercise of stock options	479,417	5	205			210
Vesting of restricted stock	15,149
Stock-based compensation			798			798
Issuance of common stock	7,082,687	71	29,210			29,281
Comprehensive loss, net of tax effect:
Change related to interest rate swap					74	74
Change related to aluminum
forward contracts					(3,618)	(3,618)
Net loss				(163,032)		(163,032)
Total comprehensive loss						(166,576)
Balance at January 3, 2009	35,197,349	$352	$241,177	$(163,378)	$(3,966)	$74,185

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

2.	Summary of Significant Accounting Policies

Fiscal period

Our Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The period ended January 3, 2009 consisted of 53 weeks. The periods ended December 29, 2007 and December 30, 2006 consisted of 52 weeks.

Principles of consolidation

The consolidated financial statements present the results of the operations, financial position and cash flows of PGTI and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment information

Our Company operates in one operating segment, the manufacture and sale of windows and doors.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates involved in applying our Company’s accounting policies are those that require management to make assumptions about matters that are uncertain at the time the accounting estimate is made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period and would have a material impact on the presentation of PGTI’s financial condition, changes in financial condition or results of operations. Actual results could materially differ from those estimates.

Revenue recognition

PGTI recognizes revenue when a valid customer order with a fixed price has been received, the product has been delivered and accepted by the customer and collectibility is reasonably assured. Revenues are recognized net of allowances for discounts and estimated returns, which are estimated using historical experience.

Cost of sales

Cost of sales represents costs directly related to the production of our Company’s products. Primary costs include raw materials, direct labor, and manufacturing overhead. Manufacturing overhead and related expenses primarily include salaries, wages, employee benefits, utilities, maintenance, engineering and property taxes.

In 2008, we recognized a business interruption insurance recovery of $0.7 million, classified as a reduction of cost of goods sold in the accompanying consolidated statement of operations for the year ended January 3, 2009, of incremental expenses we incurred relating to a November 2005 fire that idled a major laminated glass manufacturing asset and which required us to purchase laminated glass from an outside vendor at a price exceeding our cost to manufacture.  Such amount is included in other current assets in the accompanying consolidated balance sheet at January 3, 2009 and was received in cash shortly thereafter.

Shipping and handling costs

Shipping and handling costs incurred in the purchase of materials used in the manufacturing process are included in cost of sales. Costs relating to shipping and handling or our finished products are included in selling, general and administrative expenses and total $17.7 million, $17.3 million and $22.2 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

Advertising

Our Company expenses advertising costs as incurred. Advertising expense included in selling, general and administrative expenses were $0.6 million, $1.8 million and $3.9 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

Research and development costs

Our Company expenses research and development costs as incurred. Research and development costs included in selling, general and administrative expenses were $1.4 million, $2.2 million and $1.9 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand or highly liquid investments with an original maturity date of three months or less.

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

Accounts receivable consist of the following:

			January 3,	December 29,
			2009	2007
			(in thousands)

Accounts receivable			$18,545	$21,372
Less: Allowance for doubtful accounts			(1,224)	(416)

			$17,321	$20,956

	Balance at			Balance at
	Beginning	Costs and		End of
Allowance for Doubtful Accounts	of Period	expenses	Deductions(1)	Period
	(in thousands)
Year ended January 3, 2009	$416	$1,244	$(436)	$1,224

Year ended December 29, 2007	$943	$(160)	$(367)	$416

Year ended December 30, 2006	$2,450	$373	$(1,880)	$943

(1)	Represents uncollectible accounts charged against the allowance for doubtful accounts.

As of January 3, 2009 there were $1.1 million and as of December 29, 2007 there were $0.3 million of trade notes receivable for which there was an allowance of $0.2 million and $0.2 million, respectively, included in other current assets in the accompanying consolidated balance sheet.

Self-Insurance Reserves

We are primarily self-insured for employee health benefits and workers’ compensation. Our workers’ compensation reserves are accrued based on third party actuarial valuations of the expected future liabilities. Health benefits are self-insured by us up to pre-determined stop loss limits. These reserves, including incurred but not reported claims, are based on internal computations. These computations consider our historical claims experience, independent statistics, and trends.

Warranty expense

Our Company has warranty obligations with respect to most of our manufactured products. Warranty periods, which vary by product components, range from 1 to 10 years. However, the majority of the products sold have warranties on components which range from 1 to 3 years. The reserve for warranties is based on management’s assessment of the cost per service call and the number of service calls expected to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing company history and specific identification. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities which, at January 3, 2009, was 2.5%. The undiscounted aggregate of accrued warranty at January 3, 2009 is $4.4 million. In 2007, we refined our warranty calculation by adding certain data inputs to better reflect the decrease in sales.  This change resulted in a decrease in our estimated warranty obligations as of December 29, 2007 of $0.5 million, which had an approximate $0.3 million effect on net income, or $0.01 per diluted share.  The following provides information with respect to our Company’s warranty accrual.

Accrued Warranty	Beginning of Period	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)
Year ended January 3, 2009	$4,986	$3,278	$(575)	$(3,465)	$4,224

Year ended December 29, 2007	$4,934	$5,568	$(409)	$(5,107)	$4,986

Year ended December 30, 2006	$4,501	$5,581	$111	$(5,259)	$4,934

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

Inventories consist of the following:

	January 3,	December 29,
	2009	2007
	(in thousands)

Finished goods	$905	$717
Work in progress	342	654
Raw materials	8,194	7,852

	$9,441	$9,223

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Depreciable assets are assigned estimated lives as follows:

Building and improvements	5 to 40 years
Furniture and equipment	3 to 10 years
Vehicles	3 to 10 years
Computer software	3 years

Maintenance and repair expenditures are charged to expense as incurred.  During the second quarter of 2008, the Company entered into capital leases totaling approximately $0.4 million for the acquisition of equipment representing a non-cash financing and investing activity. Amortization of assets under capital leases is included in depreciation expense and was not material in 2008.

Long-lived assets

Our Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated. If such assets are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell, and depreciation is no longer recorded.

We recorded impairment charges of $1.2 million in 2006 and $0.8 million in 2007 to adjust the carrying value of a then idle manufacturing facility to its estimated fair value, less reasonable estimated direct selling costs.  In December 2007 we reclassified the real estate as held and used when we made the decision to utilize the facility, and began depreciating the assets.  The cost basis for depreciation purposes is the carrying value of $1.5 million, its fair value when reclassified as held and used, and is classified within property, plant and equipment in the accompanying consolidated balance sheets as of January 3, 2009 and December 29, 2007.

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

Capitalized software as of January 3, 2009 and December 29, 2007 was $10.6 million and $10.2 million, respectively. Accumulated amortization of capitalized software was $9.0 million and $7.9 million as of January 3, 2009 and December 29, 2007, respectively.

Depreciation expense for capitalized software was $1.1 million, $1.0 million and $2.5 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

Our Company reviews the carrying value of software and development costs for impairment in accordance with our policy pertaining to the impairment of long-lived assets.

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

Goodwill

The impairment evaluation of goodwill is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The annual goodwill impairment test is a two-step process.  First, we determine if the carrying value of our related reporting unit exceeds fair value determined using a discounted cash flow model, which might indicate that goodwill may be impaired.  Second, if we determine that goodwill may be impaired, we compare the implied fair value of the goodwill determined by allocating our reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) to its carrying amount to determine if there is an impairment loss. We have one reporting unit. See Note 6.

Other intangibles

The impairment evaluation of intangible assets with indefinite lives is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the indefinite-lived intangible assets, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future projected cost savings attributable to ownership of the intangible assets with indefinite lives which, for us, are our trademarks.  See Note 6.

The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in our Company’s current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.

The determination of fair value used in that assessment is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate fair value. Estimated cash flows are sensitive to changes in the Florida housing market and changes in the economy among other things.

Deferred financing costs

Deferred financing costs are amortized using the effective interest method over the life of the debt instrument to which they relate. Unamortized deferred financing costs, included in other assets on the accompanying consolidated balance sheets, totaled $1.2 million at both January 3, 2009 and December 29, 2007.  In the year ended January 3, 2009, an additional $0.6 million of financing costs were deferred and are being amortized related to an amendment of our credit facility (Note 8).  Amortization of deferred financing costs is included in interest expense in the accompanying consolidated statements of operations. There was $0.7 million of amortization for the years ended January 3, 2009 and December 29, 2007.  There was $7.2 million of amortization for the year December 30, 2006.  Included in amortization expense for the years ended January 3, 2009 and December 29, 2007 is $0.3 million and $0.4 million, respectively, related to the prepayments of portions of our long-term debt during 2008 and 2007 (Note 8).  Included in amortization expense for the year ended December 30, 2006 is $4.6 million related to our February 2006 refinancing and $2.0 million related to the repayment of a portion of our long term debt in the third quarter of 2006 (Note 8).  There was $10.8 million and $10.1 million in accumulated amortization related to these costs at January 3, 2009 and December 29, 2007, respectively.

Estimated amortization of deferred financing costs is as follows for future fiscal years:

(in thousands)
2009	$373
2010	370
2011	366
2012	44

Total	$1,153

Derivative financial instruments

Our Company utilizes certain derivative instruments, from time to time, including forward contracts and interest rate swaps to manage variability in cash flow associated with commodity market price risk exposure in the aluminum market and interest rates. Our Company does not enter into derivatives for speculative purposes.  Additional information with regard to derivative instruments is contained in Note 10, Fair Value Measurements.

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

As of January 3, 2009, we had $4.1 million of cash on deposit with our commodities broker related to funding of margin calls on open forward contracts for the purchase of aluminum in a liability position.  We net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis. The net liability position of $0.1 million on January 3, 2009 is included in other liabilities in the accompanying consolidated balance sheet as of that date as it relates to open contracts with scheduled prompt dates in November and December 2010. For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

Financial instruments

Our Company’s financial instruments include cash, accounts receivable, and accounts payable, whose carrying amounts approximate their fair values due to their short-term nature and long-term debt excluding capital lease obligations, the fair value of which is approximately $63 million based on recently observed transactions.

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

Our Company maintains its cash with a single financial institution. The balance exceeds federally insured limits. At January 3, 2009 and December 29, 2007, such balance exceeded the insured limit by $19.3 million and $20.0 million, respectively.

Comprehensive income (loss)

Comprehensive income (loss) is reported on the Consolidated Statements of Shareholders’ Equity and accumulated other comprehensive income (loss) is reported on the Consolidated Balance Sheets.

Gains and losses on cash flow hedging derivatives, to the extent effective, are included in other comprehensive income (loss). Reclassification adjustments reflecting such gains and losses are ratably recorded in income in the same period as the hedged items affect earnings. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 10, Fair Value Measurements.

Stock compensation

Our Company uses a fair-value based approach for measuring stock-based compensation and, therefore, records compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Our Company’s awards vest based only on service conditions and compensation expense is recognized on a straight-line basis for each separately vesting portion of an award.  We recorded compensation expense for stock based awards of $0.8 million before income tax, or $0.03 per diluted share after tax effect, in the year ended January 3, 2009 and $1.5 million before tax, or $0.03 per diluted share after-tax effect, in the year ended December 29, 2007.

Income and other taxes

Our Company accounts for income taxes utilizing the liability method. Deferred income taxes are recorded to reflect consequences on future years of differences between financial reporting and the tax basis of assets and liabilities measured using the enacted statutory tax rates and tax laws applicable to the periods in which differences are expected to affect taxable earnings. We have no material liability for unrecognized tax benefits. However, should we accrue for such liabilities when and if they arise in the future we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

Sales taxes collected from customers have been recorded on a net basis.

Net income (loss) per common share

We present basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Our Company’s weighted average shares outstanding excludes underlying options of 1.6 million, 2.0 million and 1.8 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively, because their effects were anti-dilutive. Weighted average shares in periods prior to fiscal 2008 have been restated to give effect to the bonus element in the rights offering. The table below presents the calculation of basic and diluted earnings per share, including a reconciliation of weighted average common shares:

	Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(163,032)	$623	$(969)

Denominator:
Weighted-average common shares - Basic	30,687	28,375	22,043
Add: Dilutive effect of stock compensation plans	-	1,043	-

Weighted-average common shares - Diluted	30,687	29,418	22,043

Net (loss) income per common share:
Basic	$(5.31)	$0.02	$(0.04)

Diluted	$(5.31)	$0.02	$(0.04)

Reclassification

A restructuring charge of $1.7 million, which in our Annual Report on Form 10-K for the year ended December 29, 2007 was reported as a separate line item in the consolidated statement of operations for that year, has been reclassified to selling, general and administrative expenses in the accompanying consolidated statement of operations for the same period because a discussion of the classification of the 2007 restructuring charge is included in Note 4.

3.	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We currently provide information about our hedging activities and use of derivatives in our annual filings with the SEC, including many of the disclosures required by SFAS 161.  We currently anticipate the adoption of SFAS 161 will not have a material impact on our disclosures.

In April 2008, the FASB issued Financial Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  We are currently assessing the impact of FSP 142-3, if any, on our consolidated financial position and results of operations.

SFAS 141 (revised 2007), “Business Combinations” was issued in December 2007. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for us in our fiscal year beginning January 4, 2009. We will apply the provisions of SFAS 141R to future acquisitions, if any.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for our Company beginning in fiscal year 2008.  We chose not to elect the fair value option provided under SFAS 159 for financial instruments that existed as of December 30, 2007, the first day of our 2008 fiscal year.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  We partially adopted the provisions of SFAS No. 157 as of December 30, 2007 (the first day of our 2008 fiscal year) for financial instruments pursuant to the deferral allowed for under FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157.” As such, we did not apply the provisions of SFAS No. 157 to property, plant and equipment, indefinite-lived and amortizable intangible assets, other assets, long-term debt and capital lease obligations and other liabilities.  The partial adoption of SFAS No. 157 did not impact our financial condition, results of operations, or cash flows.  See Note 10, Fair Value Measurements.

4.	Restructurings

On October 25, 2007, we announced a restructuring as a result of an in-depth analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructuring resulted in a decrease in our workforce of approximately 150 employees and included employees in both Florida and North Carolina.  As a result of the restructuring, we recorded a restructuring charge of $2.4 million in 2007, of which $0.7 million was classified within cost of goods sold and $1.7 million was classified within selling, general and administrative expenses.  The charge related primarily to employee separation costs.  Of the $2.4 million charge, $1.5 million was disbursed in 2007 and $0.9 million was disbursed in 2008.

On March 4, 2008, we announced a second restructuring as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructuring resulted in a decrease in our workforce of approximately 300 employees and included employees in both Florida and North Carolina.  As a result of the restructuring, we recorded a restructuring charge of $2.1 million in 2008, of which $1.1 million is classified within cost of goods sold and $1.0 million is classified within selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended January 3, 2009.  The charge related primarily to employee separation costs.  Of the $2.1 million, $1.8 million was disbursed in the first quarter of 2008.  The remaining $0.3 million is classified within accrued liabilities in the accompanying consolidated balance sheet as of January 3, 2009 (Note 7) and is expected to be disbursed in 2009.

The following table provides information with respect to the accrual for restructuring costs:

	Beginning of Year	Charged to Expense	Disbursed in Cash	End of Year
(in thousands)
Year ended January 3, 2009:
2007 Restructuring	$850	$-	$(850)	$-
2008 Restructuring	-	2,131	(1,799)	332
For the year ended January 3, 2009	$850	$2,131	$(2,649)	$332

Year ended December 29, 2007:
2007 Restructuring	$-	$2,375	$(1,525)	$850

5.	Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of:

	January 3,	December 29,
	2009	2007
	(in thousands)

Land	$4,029	$4,029
Buildings and improvements	48,243	48,132
Machinery and equipment	45,644	41,275
Vehicles	6,310	5,334
Software	10,635	10,205
Construction in progress	1,989	3,122

	116,850	112,097
Less accumulated depreciation	(43,345)	(31,913)

	$73,505	$80,184

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets are as follows as of:

	January 3,	December 29,	Useful Life
	2009	2007	(in years)
	(in thousands)
Goodwill	$-	$169,648	indefinite

Other intangible assets:
Trademarks	$44,400	$62,500	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(27,422)	(21,852)

Subtotal	28,278	33,848

Other intangible assets, net	$72,678	$96,348

Goodwill at December 29, 2007	$169,648
Impairment charges - year ended January 3, 2009	(169,648)

Goodwill at January 3, 2009	$-

Trademarks at December 29, 2007	$62,500
Impairment charges - year ended January 3, 2009	(18,100)

Trademarks at January 3, 2009	$44,400

Goodwill

As a result of the impairment indicators related to the weakness in the housing market, which we concluded has resulted in the prolonged decline in our market capitalization as compared to our book value, during the second quarter of 2008, we updated the first step of our goodwill impairment test and determined that its carrying value exceeded its fair value, indicating that goodwill was impaired.  Having determined that goodwill was impaired, we then began performing the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities, other than goodwill (including both recognized and unrecognized intangible assets), and comparing it to the carrying amount of goodwill.  We recorded a $92.0 million estimated goodwill impairment charge in the second quarter of 2008. During the third quarter of 2008, we completed the second step of the goodwill impairment test and, as a result, recorded an additional $1.3 million goodwill impairment charge.

We performed our annual assessment of goodwill impairment as of January 3, 2009. Given a further decline in housing starts and the overall tightening of the credit markets, our revised forecasts indicated additional impairment of goodwill.  After allocating our Company’s fair value to our assets and liabilities other than goodwill, we concluded that goodwill had no implied fair value and the remaining carrying value was written-off.  After impairment charges totaling $169.6 million in 2008, goodwill has no carrying value as of January 3, 2009.

The amount of goodwill deductible for tax purposes was $63.8 million at the time of the 2004 acquisition, of which $37.5 million was unamortized as of January 3, 2009.

Indefinite Lived Intangible Asset

As a result of the impairment indicators described above, during the second quarter of 2008, we evaluated our trademarks for impairment and compared their estimated fair value to their carrying value and preliminarily determined that there was no impairment.  During the third quarter of 2008, as part of finalizing its goodwill impairment test discussed above, we made certain changes to our assumptions that affected the previous estimate of fair value and, when compared to the carrying value of our trademarks, resulted in a $0.3 million impairment charge in the third quarter of 2008.  We performed our annual assessment of our trademarks as of January 3, 2009. Given a further decline in housing starts and the overall tightening of the credit markets, our revised forecasts indicated additional impairment was present, resulting in an additional impairment charge of $17.8 million in the fourth quarter of 2008. After impairment charges totaling $18.1 million in 2008, intangible assets not subject to amortization totaled $44.4 million at January 3, 2009.

Amortizable Intangible Asset

As a result of the impairment indicators described above, during the second quarter of 2008 and again as of January 3, 2009, we tested our amortizable intangible asset, which is our customer relationships intangible asset, for impairment by comparing the estimated future undiscounted net cash flows expected to be generated by the asset group containing this asset to its carrying value and determined that there was no impairment.

Estimated amortization of our customer relationships intangible asset is as follows for future fiscal years:

(in thousands)
2009	$5,570
2010	5,570
2011	5,570
2012	5,570
2013	5,570
Thereafter	428

Total	$28,278

7.	Accrued Liabilities

Accrued liabilities consisted of the following:

	January 3,	December 29,
	2009	2007
	(in thousands)

Accrued warranty	$2,734	$3,376
Accrued interest	61	490
Accrued payroll and benefits	3,905	3,686
Accrued restructuring costs	332	850
Fair value of derivative financial instruments	-	730
Accrued health claims insurance payable	779	995
Other	1,041	1,378

	$8,852	$11,505

Other accrued liabilities are comprised primarily of unearned revenue related to customer deposits and non-income tax accruals, primarily payroll and state sales tax.

8.	Long-Term Debt

Long-term debt consists of the following:

	January 3,	December 29,
	2009	2007
	(in thousands)

Tranche A2 term note payable to a bank in quarterly installments of $331,633 beginning November 14, 2008 through November 14,
2011. A lump sum payment of $125.7 million is due on February
14, 2012. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At December 29, 2007, the average
rate was 5.38% plus a margin of 3.00%.	$-	$130,000

Tranche A2 term note payable to a bank in quarterly installments of $231,959 beginning November 14, 2009 through November 14,
2011. A lump sum payment of $87.9 million is due on February
14, 2012. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At January 3, 2009, the average
rate was 4.00% plus a margin of 2.25%.	90,000	-

Obligations under capital leases	366	-

	90,366	130,000
Less current portion of long-term debt	(330)	(332)

	$90,036	$129,668

On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of January 3, 2009, there was $25.2 million available under the revolving credit facility.

On April 30, 2008, we announced that we entered into an amendment to the credit agreement.  The amendment, among other things, relaxed certain financial covenants through the first quarter of 2010, increased the applicable rate on loans and letters of credit, and set a LIBOR floor.  The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $30 million of loans under the credit agreement no later than August 14, 2008, of which no more than $15 million was permitted to come from cash on hand.  In June 2008, the Company used cash generated from operations to prepay $10 million of outstanding borrowings under the credit agreement.  Using proceeds from the rights offering, the Company made an additional prepayment of $20 million on August 11, 2008, bringing total prepayments of debt at that time to $30 million as required under the amended credit agreement. See Note 15 for a discussion of the rights offering. Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 25 basis points of the then outstanding balance under the credit agreement of $100 million, the amendment became effective on August 11, 2008.  Fees paid to the administrative agent and lenders totaled $0.6 million and have been deferred and the unamortized balance of $0.5 million is included in other assets on the accompanying condensed consolidated balance sheet as of January 3, 2009.  Such fees are being amortized on a straight-line basis over the remaining term of the credit agreement..

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

Contractual future maturities of long-term debt outstanding as of January 3, 2009 are as follows (in thousands):

2009	$330
2010	1,033
2011	1,041
2012	87,962
2013	-

Total	$90,366

During 2007, we prepaid $35.5 million of long-term debt with cash on hand.  During 2008, we prepaid $40.0 million of long-term debt with cash generated from operations and from the net proceeds of the rights offering, which totaled $29.3 million.  See Note 15.

On an annual basis, our Company is required to compute excess cash flow, as defined in our credit and security agreement with the bank. In periods where there is excess cash flow, our Company is required to make prepayments in an aggregate principal amount determined through reference to a grid based on the leverage ratio. No such prepayments were required for the year ended January 3, 2009. The term note and line of credit require that our Company also maintain compliance with certain restrictive financial covenants, the most restrictive of which requires our Company to maintain a total leverage ratio, as defined in the credit agreement, as amended, of not greater than certain predetermined amounts. Our Company believes that we were in compliance with all restrictive financial covenants as of January 3, 2009.

9.	Interest Expense

Interest expense, net consisted of the following (in thousands):

	Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
(in thousands)
Long-term debt	$8,394	$11,291	$22,141
Debt fees	444	425	781
Amortization of deferred financing costs	724	724	7,205
Short-term debt	-	-	-
Interest income	(165)	(807)	(1,054)

Interest expense	9,397	11,633	29,073
Capitalized interest	(114)	(229)	(564)

Interest expense, net	$9,283	$11,404	$28,509

10.	Fair Value Measurements

Aluminum Forward Contracts

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. At January 3, 2009, we had 71 outstanding forward contracts for the purchase of 16.1 million pounds of aluminum at an average price of $1.01 per pound with maturity dates of between less than one month and 24 months through December 2010.  These contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum. These aluminum hedges were in a liability position at January 3, 2009 and had a fair value of $4.2 million.  We maintain a line of credit of up to $0.4 million with our commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls.  Should the price of aluminum fall to a level which causes our liability for open aluminum contracts to exceed $0.4 million, we are required to fund daily margin calls to cover the excess.  We believe this mitigates non-performance risk as it places a limit on the amount of the liability for open contracts such that an impact, if any, on the fair value of the liability due to consideration of non-performance risk would not be significant. We assess our risk of non-performance when measuring the fair value of our financial instruments in a liability position by evaluating our current liquidity including cash on hand and availability under our revolving credit facility as compared to the maturities of the financial liabilities.  In addition, we entered into a master netting arrangement (MNA) with our commodities broker that provides for, among other things, the close-out netting of exchange-traded transactions in the event of the insolvency of either party to the MNA.

As of January 3, 2009, we had $4.1 million of cash on deposit with our commodities broker related to funding of margin calls on open forward contracts for the purchase of aluminum in a liability position.  We net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis.  The net liability position of $0.1 million on January 3, 2009 is included in other liabilities in the accompanying consolidated balance sheet as of that date as it relates to open contracts with scheduled prompt dates in November and December 2010. For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

Our aluminum hedges qualify as highly effective for reporting purposes.  For the years ended January 3, 2009, December 29, 2007 and December 30, 2006, the ineffective portion of the hedging instruments was not significant. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item.  At January 3, 2009, these contracts were designated as effective. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. For the years ended January 3, 2009, December 29, 2007 and December 30, 2006, no amounts were reclassified to earnings because it was probable that the original forecasted transaction would not occur. The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive loss, net of tax, is $4.0 million as of January 3, 2009, of which $3.1 million is expected to be reclassified to earnings in 2009 based on scheduled settlement dates of the related contracts.

Aluminum forward contracts identical to those held by us trade on the London Metals Exchange (“LME”).  The LME provides a transparent forum and is the world's largest center for the trading of futures contracts for non-ferrous metals and plastics.  The trading is highly liquid and, therefore, the metals industry has a high degree of confidence that the trade pricing properly reflects current supply and demand.  The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle.  Based on this high degree of volume and liquidity in the LME and the transparency of the market participants, the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time we believe represents a contract's exit price to be used for purposes of SFAS No. 157.  Trade pricing is based on valuation model inputs that can generally be verified but which require some degree of judgment.  Therefore, we categorize these aluminum forward contracts as being valued using Level 2 inputs as follows:

	Fair Value Measurements
	Asset (Liability)
		Significant
		Other Observable
	January 3,	Inputs
Description	2009	(Level 2)
	(in thousands)

Forward contracts for aluminum	$(4,236)	$(4,236)
Cash on deposit related to payments of margin calls	4,098
Forward contracts for aluminum, net	$(138)

Interest Rate Swap Agreements

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

On September 19, 2005, the hedging relationships involving the interest rate swap and cap agreements were terminated as a result of changes made to the terms of our then existing credit agreement. Accordingly, the changes in fair value of the swap and cap from that point were recorded in other (income) expense, net, and the accumulated balance for the interest rate swap agreement included in other comprehensive income at the time of ineffectiveness of $0.7 million was being amortized into earnings over the remaining life of the agreement. Changes in the intrinsic value of the swap and cap totaled $0.1 million in 2006 and are recorded as other expenses in the accompanying consolidated statement of operations for the year ended December 30, 2006. The fair value of the interest rate swap agreement of $0.6 million and the fair value of the interest rate cap of $0.3 million as of December 30, 2006, recorded in other assets in the accompanying consolidated balance sheet as of December 30, 2006, was recognized as other expense in the accompanying consolidated statement of operations in 2007. Amortization of the accumulated balance for the interest rate swap agreement included in other comprehensive income at the time of ineffectiveness totaled $0.3 million in 2006 and is recorded as other income in the accompanying consolidated statement of operations for the year ended December 30, 2006. At December 30, 2006, there was $0.2 million remaining to be amortized, in accumulated other comprehensive income, which was recognized as other income in the accompanying consolidated statement of operations in 2007.

These interest rate swap and cap agreements expired in October 2007.

On April 14, 2006, we entered into a two-year interest rate swap agreement with a notional amount of $61.0 million that was designated as a cash flow hedge and effectively converted a portion of the floating rate debt to a fixed rate of 5.345%. Since all of the critical terms of the swap exactly matched those of the hedged debt, no ineffectiveness was identified in the hedging relationship. Consequently, all changes in fair value are recorded as a component of other comprehensive income. We periodically determined the effectiveness of the swap by determining that the critical terms still match, determining that the future interest payments are still probable of occurrence, and evaluating the likelihood of the counterparty’s compliance with the terms of the swap. The fair value of the interest rate swap agreement of $0.1 million as of December 29, 2007, is recorded in accrued liabilities in the accompanying consolidated balance sheet. This interest rate swap expired in February 2008.

11.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary difference between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our Company’s net deferred tax liability are as follows as of:

	January 3, 2009		December 29, 2007
	Current	Non-current	Current	Non-current
	(in thousands)		(in thousands)

Deferred tax assets (liabilities):
Accrued warranty	$1,066	$581	$1,316	$628
Allowance for doubtful accounts	723	-	579	-
Compensation expense	-	978	-	745
Derivative financial instruments	1,268	384	285	-
Goodwill	-	14,617	-	(8,179)
Other indefinite lived intangible assets	-	(17,315)	-	(24,373)
Amortizable intangible assets	-	(11,010)	-	(13,179)
Other accruals	496	714	674	722
Property, plant and equipment	-	(6,349)	-	(5,946)
Obsolete inventory	622	-	829	-
State and federal net operating loss carryforwards	-	1,620	-	423
State tax credits	-	330	-	232

Total deferred tax asset (liability)	4,175	(15,450)	3,683	(48,927)
Valuation allowance	(3,017)	(3,023)	-	-

Net deferred tax asset (liability)	$1,158	$(18,473)	$3,683	$(48,927)

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Current:
Federal	$(897)	$1,729	$(3,604)
State	37	150	(10)

	(860)	1,879	(3,614)
Deferred:
Federal	(24,064)	(1,337)	3,157
State	(3,865)	(86)	558

	(27,929)	(1,423)	3,715

Income tax (benefit) expense	$(28,789)	$456	$101

A reconciliation of the statutory federal income tax rate to our Company’s effective rate is provided below:

	Year Ended
	January 3,		December 29,		December 30,
	2009		2007		2006
Statutory federal income tax rate	35.0%		35.0%		(35.0%	)
State income taxes, net of federal income tax benefit	4.0%		4.0%		(4.0%	)
Impairment of non-deductible goodwill	(21.5%	)	-		-
Valuation allowance on deferred tax assets	(2.4%	)	-		-
Non-deductible expenses	-		7.1%		7.6%
State tax credits	0.1%		(4.9%	)	48.7%
Manufacturing deduction	-		(1.5%	)	-
Other	(0.2%	)	2.6%		(5.7%	)

	15.0%		42.3%		11.6%

Our effective combined federal and state tax rate was 15.0%, 42.3% and 11.6% for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.  The 15.0% effective tax rate resulted from the tax effects totaling $41.3 million related to the write-off of the non-deductible portion of goodwill and $4.6 million related to the valuation allowance on deferred tax assets recorded in the fourth quarter of 2008. Excluding the effects of these items, our 2008 effective tax rate would have been 39.0%. The 11.6% effective tax rate on a loss of $0.9 million in the year ended December 30, 2006 resulted from a change in the recognition of state tax credits in North Carolina.  These credits are now recognized in the year in which they are made available for deduction. Previously, we recognized these credits in the year in which they were generated.  This change resulted in an unfavorable adjustment to our tax expense of $0.4 million.  Without this adjustment our tax rate would have been a benefit of 37.0% for 2006.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all the evidence, both positive and negative, our Company determined in 2007 that a valuation allowance was not necessary.

In 2008, we established a valuation allowance with respect to the net deferred tax assets, excluding the $17.3 million deferred tax liability related to trademarks, totaling $6.0 million at January 3, 2009.  Driven by the goodwill and other intangible impairment charges recorded in 2008 totaling $187.7 million, our cumulative losses over the last three fiscal years, in addition to the significant downturn in our primary industry of home construction, lead us to conclude that sufficient negative evidence exists that it is deemed more likely than not future taxable income will not be sufficient to realize the related income tax benefits.  Of the $6.0 million valuation allowance at January 3, 2009, $1.4 million has been allocated to other comprehensive loss in the accompanying consolidated balance sheet at that date to offset the tax benefit that was recorded in other comprehensive loss for fiscal 2008.  The remaining $4.6 million of the valuation allowance at January 3, 2009 was recorded as deferred tax expense in the accompanying consolidated statement of operations for the year ended January 3, 2009.

Our Company estimates that it has $4.1 million of federal net operating loss carryforwards and $15.9 million of state operating loss carryforwards expiring at various dates through 2028.

We adopted the provisions of FIN 48 on January 1, 2007.  We did not recognize any material liability for unrecognized tax benefits in conjunction with our FIN 48 implementation and there were no changes to our unrecognized tax benefits during 2007 or 2008. However, should we accrue for such liabilities when and if they arise in the future we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

12.	Commitments and Contingencies

Our Company leases production equipment, vehicles, computer equipment, storage units and office equipment under operating leases expiring at various times through 2014. Lease expense was $2.6 million, $3.3 million and $3.0 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively. Future minimum lease commitments for non-cancelable operating leases are as follows at January 3, 2009 (in thousands):

2009	$1,777
2010	1,089
2011	617
2012	299
Thereafter	267

Total	$4,049

Our Company, through the terms of certain of our leases, has the option to purchase the leased equipment for cash in an amount equal to its then fair market value plus all applicable taxes.

Our Company is obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs.  If these programs were cancelled by our Company, we would be required to pay $1.3 million for various materials.  During the years ended January 3, 2009, December 29, 2007 and December 30, 2006, we made purchases under these programs totaling $76.3 million, $92.1 million and $127.7 million, respectively.

At January 3, 2009, our Company had $4.8 million in standby letters of credit related to our worker’s compensation insurance coverage and commitments to purchase equipment of $0.8 million.

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

13.	Employee Benefit Plans

Our Company has a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. Through the end of 2007, our Company agreed to make matching contributions of 100% of the employee’s contribution up to 3% of the employee’s salary. Effective the first day of our Company’s 2008 fiscal year, we suspended the matching contributions portion of the 401(k) plan until such time that management of the Company having the authority to do so determined to reinstate some or all of the matching contribution.  For the year ended January 3, 2009, based on certain performance metrics of our Company evaluated by management, the Company’s management determined to match employee contributions made in 2008 at a rate of approximately 0.5%. Company contributions and earnings thereon vest at the rate of 20% per year of service with our Company when at least 1,000 hours are worked within the Plan year. We recognized expense of $0.2 million for the year ended January 3, 2009 and $1.9 million in each of the years ended December 29, 2007 and December 30, 2006.

As a result of the March 2008 restructuring and its combined effect on employee levels due to both restructurings as discussed in Note 4, the Company’s 401(k) plan was deemed to have been partially terminated according to IRS rules. These rules require 100% vesting of terminated participants who are no longer eligible to participate in the plan. In 2008, we recorded an adjustment of $0.1 million to reestablish amounts related to Company matching previously considered to be forfeited upon termination. This amount is included in the total expense of $0.2 million for the year ended January 3, 2009 discussed above.

14.	Related Parties

Prior to our Initial Public Offering, the Company paid a management fee to JLL Partners, Inc., which is related to our Company’s majority shareholder, JLL Partners Fund IV L.P., of approximately $1.4 million for the year ended December 30, 2006.  This amount is recorded in selling, general, and administrative expenses in the accompanying consolidated statement of operations for the year then ended.  The management fee was terminated in mid-2006.

In the ordinary course of business, we sell windows to Builders FirstSource, Inc., a company controlled by affiliates of JLL Partners, Inc. One of our directors, Floyd F. Sherman, is the president, chief executive officer, and a director of Builders FirstSource, Inc. In addition, Ramsey A. Frank, Brett N. Milgrim, and Paul S. Levy are directors of Builders FirstSource, Inc. Total net sales to Builders FirstSource, Inc. were $2.7 million, $2.7 million and $4.7 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.  As of January 3, 2009 and December 29, 2007 there was $0.2 million and $0.3 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

15.	Shareholders' Equity

Rights Offering

On August 1, 2008, we filed Amendment No. 1 to the Registration Statement on Form S-3 filed on March 28, 2008 relating to a previously announced offering of rights to purchase 7,082,687 shares of the Company’s common stock with an aggregate value of approximately $30 million.  The registration statement relating to the rights offering was declared effective by the United States Securities and Exchange Commission on August 4, 2008 and we distributed to each holder of record of the Company’s common stock as of close of business on August 4, 2008, at no charge, one non-transferable subscription right for every four shares of common stock held by such holder under the basic subscription privilege.  Each whole subscription right entitled its holder to purchase one share of PGT’s common stock at the subscription price of $4.20 per share.  The rights offering also contained an over-subscription privilege that permitted all basic subscribers to purchase additional shares of the Company’s common stock up to an amount equal to the amount available to each under the basic subscription privilege.  Shares issued to each participant in the over-subscription were determined by calculating each subscriber’s percentage of the total shares over-subscribed, times the number of shares available in the over-subscription privilege.  The rights offering expired on September 4, 2008.

The rights offering was fully subscribed resulting in the Company distributing all 7,082,687 shares of its common stock available, including 6,157,586 shares under the basic subscription privilege and 925,101 under the over-subscription privilege, representing an 86.9% basic subscription participation rate.  There were requests for 4,721,763 shares under the over-subscription privilege representing an allocation rate of 19.6% to each over-subscriber for the 925,101 shares available in the over subscription.  Of the 7,082,687 shares issued, 4,295,158 shares were issued to JLL, the Company’s majority shareholder, including 3,615,944 shares issued under the basic subscription privilege and 679,214 shares issued under the over-subscription privilege.  Prior to the rights offering, JLL held 14,463,776 shares, or 51.1%, of the Company’s outstanding common stock.  With the completion of the rights offering, we have 35,413,438 total shares of common stock outstanding of which JLL holds 53.0%.

Net proceeds of $29.3 million from the rights offering were used to repay a portion of the outstanding indebtedness under our amended credit agreement.  See Note 8, Long-Term Debt.

Special Cash Dividend

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

16.	Employee Stock-Based Compensation

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

Also in conjunction with the acquisition, our Company granted 1.6 million option shares to key employees. These options have a ten-year life, fully vest after five years and have an accelerated vesting based on achievement of certain financial targets over three years, with an exercise price of $8.64 per share. On July 5, 2005, and November 30, 2005, our Company granted to key employees 0.5 million and 0.2 million option shares, respectively. These options have a ten-year life, fully vest after five years, and have accelerated vesting based on certain financial targets over three years, with an exercise price of $8.64 and $12.84 per share, respectively. There were 36,413 shares of restricted stock granted under the 2004 Plan during 2006. There were 137,095 shares available for grant under the 2004 Plan at December 30, 2006.  No options or restricted share awards were granted under the 2004 Plan during 2007.  There were 332,275 shares available for grant under the 2004 Plan at December 29, 2007.  No options or restricted share awards were granted under the 2004 Plan during 2008.  There were 838,887 shares available for grant under the 2004 Plan at January 3, 2009.

On June 5, 2006, our Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) whereby equity-based awards may be granted by the Board to eligible non-employee directors, selected officers and other employees, advisors and consultants of our Company. There were 172,138 options and 42,623 shares of restricted stock granted under the 2006 Plan during 2006. There were 2,785,239 shares available for grant under the 2006 Plan at December 30, 2006.  There were 161,071 options and 46,503 restricted shares granted under the 2006 Plan during 2007.  There were 2,622,125 shares available for grant under the 2006 Plan at December 29, 2007.  There were 225,460 options (including 115,863 options issued to Jeffrey T. Jackson that replaced the same number of options initially issued under the 2004 Plan in the repricing discussed below) and 129,445 restricted shares granted under the 2006 Plan during 2008.  There were 2,423,294 shares available for grant under the 2006 Plan at January 3, 2009.

The compensation cost that was charged against income for stock compensation plans was $0.8 million, $1.5 million and $0.6 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no income tax benefit recognized for share-based compensation for the year ended January 3, 2009 as a result of the valuation allowance on deferred taxes. The total income tax benefit recognized for share-based compensation arrangements was $0.6 million and $0.2 million for the years ended December 29, 2007 and December 30, 2006, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the 2006 Plan in the following years:

2008: dividend yield of 0%, expected volatility of 49.9%, risk-free interest rate of 2.6%, and expected life of 5 years.

2007: dividend yield of 0%, expected volatility of 36.0%, risk-free interest rate of 4.7%, and expected life of 5 years.

2006: dividend yield of 0%, expected volatility of 44.3%, risk-free interest rate of 5.2%, and expected life of 7 years.

The expected life of options granted represents the period of time that options granted are expected to be outstanding and was determined based on historical experience. Prior to 2008, expected volatility was based on the average historical volatility of a peer group of nine public companies over the past seven years, which were selected on the basis of operational and economic similarity with the principal business operations of our Company. In 2008, we changed our measure of expected volatility to be based solely on the Company’s common stock as we believe due to current market conditions implied volatility is no longer a reasonable indicator of future volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve with a maturity equal to the life of the option in effect at the time of grant.

Stock Options

A summary of the status of our Company’s stock options as of January 3, 2009, and the changes during fiscal 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 29, 2007	3,322,141	$6.21
Granted	109,597	$3.38
Exercised	(479,417)	$0.44
Forfeited/Expired	(515,023)	$9.67
Outstanding at January 3, 2009	2,437,298	$5.18

Exercisable at January 3, 2009	1,741,604	$5.04

Options granted in 2008 have a seven-year life and vest on a straight-line basis over three years.

The following table summarizes information about employee stock options outstanding at January 3, 2009 (dollars in thousands, except per share amounts):

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value

$0.38	5.1 Years	75,596	$61	75,596	$61
$1.51	5.1 Years	790,742	-	790,742	-
$8.64	5.4 Years	1,178,643	-	875,266	-
$3.09	6.3 Years	300,706	-	-	-
$3.10	6.3 Years	75,000	-	-	-
$4.00	6.3 Years	16,611	-	-	-

		2,437,298	$61	1,741,604	$61

The weighted-average fair value of options granted during the fiscal years ended January 3, 2009 and December 29, 2007 was $1.35 and $5.00, respectively.  The aggregate intrinsic value of options outstanding and of options exercisable as of January 3, 2009 was $0.1 million and $0.1 million, respectively.  The aggregate intrinsic value of options outstanding and of options exercisable as of December 29, 2007 was $5.1 million and $5.1 million, respectively.  The total fair value of options vested during the fiscal years ended January 3, 2009 and December 29, 2007 was $0.2 million and $0.4 million, respectively.

For the fiscal year ended January 3, 2009, we received $0.2 million in proceeds from the exercise of 479,417 stock options for which there was no tax benefit realized.  The aggregate intrinsic value of stock options exercised during the fiscal year ended January 3, 2009 was $1.2 million.  For the fiscal year ended December 29, 2007, we received $1.9 million in proceeds from the exercise of 609,837 stock options for which the tax benefit realized was $1.8 million.  The aggregate intrinsic value of stock options exercised during the fiscal year ended December 29, 2007 was $4.5 million.  For the fiscal year ended December 30, 2006, we received $1.3 million in proceeds from the exercise of 1,102,510 stock options for which the tax benefit realized was $5.4 million.  The aggregate intrinsic value of stock options exercised during the fiscal year ended December 30, 2006 was $12.6 million.

As of January 3, 2009, there was $0.3 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted which is expected to be recognized in earnings straight-line over a weighted-average period of 1.3 years.

The Repricing

On March 6, 2008, the board of directors of the Company approved the cancellation and termination of the option agreements of certain employees of the Company, including Jeffrey T. Jackson, Executive Vice President and Chief Financial Officer of the Company, and Mario Ferrucci III, Vice President and General Counsel of the Company and the grant of replacement options under our 2006 Equity Incentive Plan.

The board of directors of the Company determined that, as a result of economic conditions that have adversely affected us and the industry in which we compete, the options held by the Designated Employees had exercise prices that were significantly above the current market price of our common stock and that the grants of replacement options would help us to retain and provide additional incentive to certain employees and align their interests with those of our stockholders.

The replacement options have an exercise price of $3.09 per share, which is the closing price on the NASDAQ Global Market of the Company’s common stock on March 5, 2008, the day before the date on which the board of directors of the Company granted the replacement options and the designated employees executed the replacement option agreements.  The replacement options are exercisable with respect to one third of the shares (rounded to the nearest whole share) on each of the first, second, and third anniversaries of March 6, 2008.  The replacement options expire on March 6, 2015. During 2008, incremental compensation cost totaling $0.2 million was recognized related to the repriced options.

Mr. Jackson was granted options to purchase an aggregate of 152,675 shares of the Company’s common stock at an exercise price of $3.09 per share.  In connection therewith, Mr. Jackson’s option to purchase 115,863 shares of the Company’s common stock at an exercise price of $12.84 per share and his option to purchase 36,812 shares of the Company’s common stock at an exercise price of $12.77 per share were cancelled and terminated.

Mr. Ferrucci was granted options to purchase an aggregate of 53,984 shares of the Company’s common stock at an exercise price of $3.09 per share.  In connection therewith, Mr. Ferrucci’s option to purchase 36,414 shares of the Company’s common stock at an exercise price of $14.00 per share and his option to purchase 17,570 shares of the Company’s common stock at an exercise price of $12.77 per share were cancelled and terminated.

Non-Vested Restricted Share Awards

On June 27, 2006, our Company granted non-vested restricted stock to three employees and three directors. The directors’ awards vest in equal annual installments over three years and the employees’ awards fully vest in three years, each assuming continued service to the Company. The fair market value of the award at the time of the grant is amortized as expense over the period of vesting. Recipients of non-vested restricted shares possess all incidents of ownership of such restricted shares, including the right to receive dividends with respect to such shares and the right to vote such shares.  The fair value of non-vested restricted share awards is determined based on the market value of our Company’s shares on the grant date. During the year ended December 30, 2006, we granted 79,036 non-vested restricted share awards (of which 33,623 shares were granted to non-employee directors) at a weighted average fair value of $14.01 per share.  During the year ended December 29, 2007, we granted 46,503 non-vested restricted share awards (of which 11,823 shares were granted to a non-employee director) at a weighted average fair value of $11.99 per share. During the year ended January 3, 2009, we granted 129,445 non-vested restricted share awards at a weighted average fair value of $3.52 per share.

A summary of the status of non-vested restricted share awards as of January 3, 2009 and changes during the year then ended are presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 29, 2007	111,949	$14.01
Granted	129,445	$3.52
Vested	(15,149)	$13.25
Forfeited/Expired	(31,800)	$10.04
Outstanding at January 3, 2009	194,445	$7.25

Of the non-vested restricted share awards granted in 2008, 103,876 vest in equal amounts over two years and the remainder have a three-year cliff vesting period.

As of January 3, 2009, there was $0.4 million of total unrecognized compensation cost related to non-vested restricted share awards.  That cost is expected to be recognized in earnings straight-line over a weighted average period of 1.0 year.

17.	Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income for 2008, 2007 and 2006:

	Ineffective		Aluminum
	Interest Rate	Interest Rate	Forward	Valuation
(in thousands)	Swap	Swap	Contracts	Allowance	Total
Balance at December 31, 2005	$350	$-	$3,417	$-	$3,767
Changes in fair value	-	(87)	2,815	-	2,728
Reclassification to earnings	(313)	-	(8,417)	-	(8,730)
Tax effect	122	34	2,185	-	2,341
Balance at December 30, 2006	159	(53)	-	-	106
Changes in fair value	-	13	(1,059)	-	(1,046)
Reclassification to earnings	(261)	-	441	-	180
Tax effect	102	(5)	241	-	338
Balance at December 29, 2007	-	(45)	(377)	-	(422)
Changes in fair value	-	74	(3,938)	-	(3,864)
Reclassification to earnings	-	-	320	-	320
Tax effect	-	(29)	1,411	(1,382)	-
Balance at January 3, 2009	$-	$-	$(2,584)	$(1,382)	$(3,966)

18.	Sales by Product Group

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” requires us to disclose certain information about our operating segments. Operating segments are defined as components of an enterprise with separate financial information which are evaluated regularly by the chief operating decision maker and are used in resource allocation and performance assessments.

We operate as a single business that manufactures windows and doors. Our chief operating decision maker evaluates performance by reviewing a few major categories of product sales and then considering costs on a total company basis.

Sales by product group are as follows:

	Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
(in millions)
Product category:
WinGuard Windows and Doors	$151.8	$189.7	$241.1
Other Window and Door Products	66.8	88.7	130.5

Total net sales	$218.6	$278.4	$371.6

19.	Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2008 and 2007 (in thousands, except per share amounts):

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$54,836	$60,100	$54,330	$49,290
Gross profit	16,071	21,491	16,198	14,519
Net loss	(1,787)	(76,649)	(1,629)	(82,967)
Net loss per share – basic	$(0.06)	$(2.65)	$(0.05)	$(2.36)
Net loss per share – diluted	$(0.06)	$(2.65)	$(0.05)	$(2.36)
Items included in the determination of net loss
that may affect comparability, before tax effect:
Impairment charges	$-	$(92,000)	$(1,600)	$(94,148)
Restructuring charge	(1,752)	-	-	(379)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$72,602	$79,403	$72,054	$54,335
Gross profit	24,699	28,719	22,877	14,710
Net income (loss)	801	2,785	1,069	(4,032)
Net income (loss) per share – basic	$0.03	$0.10	$0.04	$(0.14)
Net income (loss) per share – diluted	$0.03	$0.09	$0.04	$(0.14)
Items included in the determination of net income (loss)
that may affect comparability, before tax effect:
Impairment charge	$-	$(826)	$-	$-
Restructuring charge	-	-	-	(2,375)

Earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.  Except for the fourth quarter of 2008, which consisted of 14 weeks and ended on the last Saturday of the period, each of our Company’s fiscal quarters above consists of 13 weeks and ended on the last Saturday of the period.

20.	Recent Developments (Unaudited)

In the first quarter of 2009, we implemented two restructurings of the Company as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructurings resulted in a decrease in our workforce of approximately 250 employees and included employees in both Florida and North Carolina.  As a result of the restructuring, we expect to record estimated restructuring charges totaling approximately $2.5 million in the first quarter of 2009.  No amounts related to these restructurings have been accrued in the accompanying consolidated financial statements as of and for the year ended January 3, 2009.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 3, 2009, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Internal Control over Financial Reporting

a.	Management's annual report on internal control over financial reporting.

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

We have evaluated the effectiveness of our internal control over financial reporting as of January 3, 2009. The evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective

b.	Attestation report of the registered public accounting firm.

Ernst & Young LLP has issued an attestation report on our internal control over financial reporting. Their report follows this Item 9A.

c.	Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
 PGT, Inc.

We have audited PGT, Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PGT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PGT, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 of PGT, Inc. and our report dated March 17, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants
Tampa, Florida
March 17, 2009

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders under the captions “Proposal 1 — Election of Directors,” “Information Regarding the Board and its Committees,” “Corporate Governance — Director Nomination Process,” “Corporate Governance — Code of Business Conduct and Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference to Item 4 of this Annual Report on Form 10-K.

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

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders under the captions “Executive Compensation,” “Employment Agreements”, and “Change in Control Agreements,” “Information Regarding the Board and its Committees — Information on the Compensation of Directors,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders under the caption “Audit Committee Report — Fees Paid to the Principal Accountant,” which information is incorporated herein by reference.

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

Exhibit
Number                      Description

3.1
Form of Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

3.2
Form of Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K of the Company, filed with the Securities and Exchange Commission on December 6, 2007, File No. 000-52059)

4.1
Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2
Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

4.3
PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1
Second Amended and Restated Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.2
Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of April 30, 2008 among PGT Industries, Inc., UBS AG, Stamford Branch, as administrative agent and the Lenders, as defined therein, amending the Second Amended and Restated Credit Agreement dated as of February 14, 2006 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 1, 2008 filed with the Securities and Exchange Commission on May I, 2008, Registration No. 000-52059)

10.3
Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.5
PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6
Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7
Form of PGT, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8
Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.9
Form of Employment Agreement, dated February 20, 2009, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, C. Douglas Cross, Mario Ferrucci III, Deborah L. LaPinska and David B. McCutcheon (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.10
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.11
Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.12
Market Alliance Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 27, 2009, filed with the Securities and Exchange Commission on March 5, 2009, Registration No. 000-52059)

10.13
Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.14
Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.15
Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.16
Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

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
PGT, INC.
(Registrant)

Date: March 18, 2009	/s/ RODNEY HERSHBERGER
Rodney Hershberger
President and Chief Executive Officer

Date: March 18, 2009	/s/ JEFFERY T. JACKSON
Jeffery T. Jackson
Executive Vice President and Chief Financial Officer

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
Signature	Title	Date
/s/ RODNEY HERSHBERGER Rodney Hershberger	President and Chief Executive Officer (Principal Executive Officer and Director)	March 18, 2009

/s/ JEFFREY T. JACKSON Jeffrey T. Jackson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2009

/s/ PAUL S. LEVY Paul S. Levy	Chairman and Director	March 18, 2009

/s/ ALEXANDER R. CASTALDI Alexander R. Castaldi	Director	March 18, 2009

/s/ RICHARD D. FEINTUCH Richard D. Feintuch	Director	March 18, 2009

/s/ RAMSEY A. FRANK Ramsey A. Frank	Director	March 18, 2009

/s/ M. JOSEPH MCHUGH M. Joseph McHugh	Director	March 18, 2009

/s/ FLOYD F. SHERMAN Floyd F. Sherman	Director	March 18, 2009

/s/ RANDY L. WHITE Randy L. White	Director	March 18, 2009

/s/ BRETT N. MILGRIM Brett N. Milgrim	Director	March 18, 2009

/s/ WILLIAM J. MORGAN William J. Morgan	Director	March 18, 2009

/s/ DANIEL AGROSKIN Daniel Agroskin	Director	March 18, 2009

EXHIBIT INDEX
 Exhibit
Number                      Description

3.1
Form of Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

3.2
Form of Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K of the Company, filed with the Securities and Exchange Commission on December 6, 2007, File No. 000-52059)

4.1
Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2
Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

4.3
PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1
Second Amended and Restated Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.2
Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of April 30, 2008 among PGT Industries, Inc., UBS AG, Stamford Branch, as administrative agent and the Lenders, as defined therein, amending the Second Amended and Restated Credit Agreement dated as of February 14, 2006 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 1, 2008 filed with the Securities and Exchange Commission on May I, 2008, Registration No. 000-52059)

10.3
Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.5
PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6
Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7
Form of PGT, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8
Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.9
Form of Employment Agreement, dated February 20, 2009, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, C. Douglas Cross, Mario Ferrucci III, Deborah L. LaPinska and David B. McCutcheon (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.10
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.11
Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.12
Market Alliance Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 27, 2009, filed with the Securities and Exchange Commission on March 5, 2009, Registration No. 000-52059)

10.13
Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.14
Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.15
Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.16
Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

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
____________
*         Filed herewith.
**         Furnished herewith.