Form 10-Q
period 2009-04-04
PGT, Inc.
filed 2009-05-14
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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

Common Stock, $0.01 par value – 35,688,584 shares, as of April 30, 2009.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(unaudited)
Net sales	$41,514	$54,836
Cost of sales	31,619	38,765

Gross margin	9,895	16,071

Selling, general and administrative expenses	15,011	16,269

Loss from operations	(5,116)	(198)

Interest expense, net	1,578	2,727
Other expense (income), net	6	(107)

Loss before income taxes	(6,700)	(2,818)

Income tax benefit	-	(1,031)

Net loss	$(6,700)	$(1,787)

Net loss per common share:
Basic	$(0.19)	$(0.06)

Diluted	$(0.19)	$(0.06)

Weighted average shares outstanding:
Basic	35,200	28,730

Diluted	35,200	28,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	April 4,	January 3,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,274	$19,628
Accounts receivable, net	17,070	17,321
Inventories	9,493	9,441
Deferred income taxes	331	1,158
Other current assets	6,071	5,569

Total current assets	49,239	53,117

Property, plant and equipment, net	71,422	73,505
Other intangible assets, net	71,286	72,678
Other assets, net	1,227	1,317

Total assets	$193,174	$200,617

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,400	$14,582
Current portion of long-term debt	564	330

Total current liabilities	14,964	14,912

Long-term debt	89,778	90,036
Deferred income taxes	17,646	18,473
Other liabilities	2,718	3,011

Total liabilities	125,106	126,432

Commitments and contingencies (note 10)

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	-	-
Common stock; par value $.01 per share; 200,000 shares authorized; 35,689 and
35,392 shares issued and 35,204 and 35,197 shares outstanding at
April 4, 2009 and January 3, 2009, respectively	352	352
Additional paid-in-capital	241,341	241,177
Accumulated other comprehensive loss	(3,547)	(3,966)
Accumulated deficit	(170,078)	(163,378)

Total shareholders' equity	68,068	74,185

Total liabilities and shareholders' equity	$193,174	$200,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(unaudited)

Cash flows from operating activities:
Net loss	$(6,700)	$(1,787)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,704	2,793
Amortization	1,392	1,392
Stock-based compensation	170	23
Excess tax benefits from stock-based compensation plans	-	(27)
Amortization of deferred financing costs	93	76
Derivative financial instruments	6	(107)
Loss on disposal of assets	95	2
Change in operating assets and liabilities:
Accounts receivable	657	(405)
Inventories	(224)	(273)
Prepaid expenses and other current assets	(548)	(2,189)
Accounts payable, accrued and other liabilities	(412)	134

Net cash used in operating activities	(2,767)	(368)

Cash flows from investing activities:
Purchases of property, plant and equipment	(742)	(981)
Proceeds from sales of equipment	27	13
Net change in margin account for derivative financial instruments	158	-

Net cash used in investing activities	(557)	(968)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	38
Adjustment to proceeds from issuance of common stock	(6)	-
Payments of capital leases	(24)	-
Excess tax benefits from stock-based compensation plans	-	27

Net cash (used in) provided by financing activities	(30)	65

Net decrease in cash and cash equivalents	(3,354)	(1,271)
Cash and cash equivalents at beginning of period	19,628	19,479
Cash and cash equivalents at end of period	$16,274	$18,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods.  Each of our Company’s fiscal quarters ended April 4, 2009 and March 29, 2008 consisted of 13 weeks.

The condensed consolidated balance sheet as of January 3, 2009 is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. This condensed consolidated balance sheet as of January 3, 2009 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 3, 2009 included in the Company’s most recent annual report on Form 10-K.  Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

NOTE 2.   RESTRUCTURINGS

On January 13, 2009 and March 11, 2009, we announced further restructurings of the Company as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructurings resulted in a decrease in our workforce of approximately 250 employees and included employees at both our Venice, Florida and Salisbury, North Carolina locations.  As a result of the restructurings, we recorded restructuring charges totaling $3.0 million in the first quarter of 2009, of which $1.4 million is classified within cost of goods sold and $1.6 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended April 4, 2009.  The charges related primarily to employee separation costs.

The total costs incurred for the restructurings in 2008 and 2007 were $2.1 million and $2.4 million, respectively.

The following table provides information with respect to our accrual for restructuring costs:

Accrued Restructuring Costs	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended April 4, 2009:
2008 Restructuring	$332	$-	$(332)	$-
2009 Restructurings	-	3,002	(2,599)	403
For the three months ended April 4, 2009	$332	$3,002	$(2,931)	$403

Three months ended March 29, 2008:
2007 Restructuring	$850	$-	$(633)	$217
2008 Restructuring	-	1,752	(1,752)	-
For the three months ended March 29, 2008	$850	$1,752	$(2,385)	$217

NOTE 3.   WARRANTY

We have warranty obligations with respect to most of our manufactured products. Warranty periods, which vary by product component, generally range from 1 to 10 years. However, the majority of the products sold have warranties on components which range from 1 to 3 years. The reserve for warranties is based on management’s assessment of the cost per service call and the number of service calls expected to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing our warranty history and estimating our future warranty obligations.

The following table provides information with respect to our warranty accrual:

	Beginning	Charged to			End of
Accrued Warranty	of Period	Expense	Adjustments	Settlements	Period
(in thousands)
Quarter ended April 4, 2009	$4,224	$830	$(50)	$(790)	$4,214

Quarter ended March 29, 2008	$4,986	$1,097	$(172)	$(1,076)	$4,835

NOTE 4.   INVENTORIES

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited finished goods inventory since all products are custom, made-to-order products. Finished goods inventory costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or market value.  Inventories consisted of the following at:

	April 4,	January 3,
	2009	2009
	(in thousands)

Finished goods	$1,372	$905
Work in progress	350	342
Raw materials	7,771	8,194

	$9,493	$9,441

NOTE 5.   STOCK COMPENSATION EXPENSE

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (SFAS 123(R)). This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We recorded compensation expense for stock based awards of $0.2 million for the first three months of 2009 and less than $0.1 million for the first three months of 2008.  As of April 4, 2009, there was $0.4 million and $0.5 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.5 years.

NOTE 6.   NET LOSS PER COMMON SHARE

Net loss per common share (“EPS”) is calculated in accordance with SFAS No. 128, “Earnings per Share”, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents.  Due to the net losses in each of the first three month periods of 2009 and 2008, the effect of compensation plans is anti-dilutive.  Basic and diluted weighted average common shares outstanding for the first three months of 2008 has been restated to give effect to the market value premium included in the rights offering that ended on September 4, 2008.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(in thousands, except per share amounts)

Net loss	$(6,700)	$(1,787)

Weighted-average common shares - Basic	35,200	28,730
Add: Dilutive effect of stock compensation plans	-	-

Weighted-average common shares - Diluted	35,200	28,730

Net loss per common share:
Basic	$(0.19)	$(0.06)

Diluted	$(0.19)	$(0.06)

NOTE 7.   OTHER INTANGIBLE ASSETS

Other intangible assets are as follows:

			Original
	April 4,	January 3,	Useful Life
	2009	2009	(in years)
	(in thousands)
Other intangible assets:
Trademarks	$44,400	$44,400	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(28,814)	(27,422)

Subtotal	26,886	28,278

Other intangible assets, net	$71,286	$72,678

Indefinite Lived Intangible Asset

The impairment evaluation for indefinite lived intangible assets, which for the Company are its trademarks, is conducted at the end of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The determination of fair value used in the impairment evaluation is based on discounted estimates of future projected cost savings attributable to ownership of the trademarks.  The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.  The determination of fair value is highly sensitive to changes in estimated future cash flows and changes in the discount rate used to evaluate the fair value of the trademarks. Estimated cash flows are sensitive to changes in the Florida housing market and changes in the economy, among other things.

As a result of impairment indicators related to the weakness in the housing market we identified during the second quarter of 2008, the Company evaluated its intangible assets with indefinite lives for impairment and compared the estimated fair value of its trademarks to their carrying value and preliminarily determined that there was no impairment.  During the third quarter of 2008, as part of finalizing its second quarter impairment tests, the Company made certain changes to its projections that affected the previous estimate of fair value and, when compared to the carrying value of indefinite lived intangibles, resulted in a $0.3 million impairment charge in the third quarter of 2008.  We performed our annual assessment of our trademarks as of January 3, 2009. Given a further decline in housing starts and the overall tightening of the credit markets, our revised forecasts indicated additional impairment was present, resulting in an additional impairment charge of $17.8 million in the fourth quarter of 2008. After impairment charges totaling $18.1 million in 2008, intangible assets not subject to amortization totaled $44.4 million at April 4, 2009. We concluded that no events or changes in circumstances occurred during the first three months of 2009 that would indicate that our trademarks are further impaired or that an impairment test was required.

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

NOTE 8.   LONG-TERM DEBT

On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of April 4, 2009, there was $25.2 million available under the revolving credit facility.

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

On August 1, 2008, the Company filed Amendment No. 1 to the Registration Statement on Form S-3 filed on March 28, 2008 relating to a previously announced offering of rights to purchase 7,082,687 shares of the Company’s common stock with an aggregate value of approximately $30 million.  The registration statement relating to the rights offering was declared effective by the United States Securities and Exchange Commission on August 4, 2008, and the Company distributed to each holder of record of the Company’s common stock as of close of business on August 4, 2008, at no charge, one non-transferable subscription right for every four shares of common stock held by such holder under the basic subscription privilege.  Each whole subscription right entitled its holder to purchase one share of PGT’s common stock at the subscription price of $4.20 per share.  The rights offering expired on September 4, 2008.

The rights offering was fully subscribed resulting in the Company distributing all 7,082,687 shares of its common stock available.  Net proceeds of $29.3 million from the rights offering were used to repay a portion of the outstanding indebtedness under our amended credit agreement.

Using proceeds from a rights offering, the Company made an additional prepayment of $20 million on August 11, 2008, bringing total prepayments of debt at that time to $30 million as required under the amended credit agreement.  Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 25 basis points of the then outstanding balance under the credit agreement of $100 million, the amendment became effective on August 11, 2008.  Fees paid to the administrative agent and lenders totaled $0.6 million and have been deferred, and the unamortized balance of $0.5 million is included in other assets on the accompanying condensed consolidated balance sheet as of April 4, 2009.  Such fees are being amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the credit agreement.

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

The first lien term loan is secured by a perfected first priority pledge of all of the equity interests of our subsidiary and perfected first priority security interests in and mortgages on substantially all of our tangible and intangible assets subject to such exceptions as are agreed. The senior secured credit facility contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiary to (i) dispose of assets; (ii) change our business; (iii) engage in mergers or consolidations; (iv) make certain acquisitions; (v) pay dividends or repurchase or redeem stock; (vi) incur indebtedness or guarantee obligations and issue preferred and other disqualified stock; (vii) make investments and loans; (viii) incur liens; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) issue stock or stock options under certain conditions; (xii) amend or prepay subordinated indebtedness and loans under the second lien secured credit facility; (xiii) modify or waive material documents; or (xiv) change our fiscal year. In addition, under the senior secured credit facility, we are required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and maximum capital expenditures.

Contractual future maturities of long-term debt outstanding as of April 4, 2009 are as follows (in thousands):

Remainder of 2009	$306
2010	1,033
2011	1,041
2012	87,962

Total	$90,342

During 2008, we prepaid $40.0 million of long-term debt with cash generated from operations and from the net proceeds of the rights offering, which totaled $29.3 million.

On an annual basis, our Company is required to compute excess cash flow, as defined in our credit and security agreement with the bank. In periods where there is excess cash flow, our Company is required to make prepayments in an aggregate principal amount determined through reference to a grid based on the leverage ratio. No such prepayments were required for the year ended January 3, 2009. The term note and line of credit require that our Company also maintain compliance with certain restrictive financial covenants, the most restrictive of which requires our Company to maintain a total leverage ratio, as defined in the credit agreement, as amended, of not greater than certain predetermined amounts. Our Company was in material compliance with all restrictive financial covenants as of April 4, 2009.

NOTE 9.   COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table shows the components of comprehensive loss for the three month periods ended April 4, 2009 and March 29, 2008:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(in thousands)
Net loss	$(6,700)	$(1,787)

Other comprehensive income (loss), net of taxes:
Change related to interest rate swap, net of
tax expense of $28 for the three months
ended March 29, 2008	-	46
Change related to forward contracts for
aluminum, net of tax expense of $0 and $390
for the three month periods ended April 4, 2009
and March 29, 2008, respectively	419	609

Total comprehensive loss	$(6,281)	$(1,132)

The following table shows the components of accumulated other comprehensive income (loss) for the three month periods ended April 4, 2009 and March 29, 2008:

		Aluminum
		Forward	Valuation
(in thousands)		Contracts	Allowance	Total
Balance at January 3, 2009		$(2,584)	$(1,382)	$(3,966)
Changes in fair value		(977)	-	(977)
Reclassification to earnings		1,396	-	1,396
Tax effect		(343)	343	-
Balance at April 4, 2009		$(2,508)	$(1,039)	$(3,547)

		Aluminum
	Interest Rate	Forward	Valuation
(in thousands)	Swap	Contracts	Allowance	Total
Balance at December 29, 2007	$(46)	$(377)	$-	$(423)
Changes in fair value	74	1,063	-	1,137
Reclassification to earnings	-	(64)	-	(64)
Tax effect	(28)	(390)	-	(418)
Balance at March 29, 2008	$-	$232	$-	$232

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

NOTE 11.  INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, on January 1, 2007.  We did not recognize any material liability for unrecognized tax benefits in conjunction with our FIN 48 implementation, and there were no changes to our unrecognized tax benefits during 2008 or the first three months of 2009. However, should we accrue for such liabilities if they arise in the future, we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

In 2008, we established a valuation allowance to reduce our net deferred tax assets, excluding the $17.3 million deferred tax liability related to trademarks to zero.  Driven by the goodwill and other intangible impairment charges recorded in 2008 totaling $187.7 million, our cumulative losses over the last three fiscal years, as well as the significant downturn in our primary industry of home construction, we concluded that sufficient negative evidence existed that it was deemed more likely than not future taxable income will not be sufficient to realize the related income tax benefits.  Of the $8.1 million valuation allowance at April 4, 2009, $1.0 million was allocated to accumulated other comprehensive loss in the accompanying consolidated balance sheet at that date to offset the tax benefit that is recorded in accumulated other comprehensive loss.

We had an effective tax rate of zero for the three months ended April 4, 2009 and an effective tax rate of 36.6% for the three months ended March 29, 2008.  Deferred tax assets created as a result of generating additional net operating loss carry-forwards in the first three months of 2009 were offset by an increase in the valuation allowance for deferred tax assets.  Excluding the change in the valuation allowance, the effective tax rate in the first three months would have been a benefit of 38.5%.

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS

We enter into aluminum forward contracts to hedge fluctuations in the purchase price of aluminum extrusion we use in production.  At April 4, 2009, we had 58 outstanding forward contracts for the purchase of 12.7 million pounds of aluminum at an average price of $0.97 per pound with maturity dates of between one month and fifteen months through June 2010.  These contracts are designated as cash flow hedges since they are highly effective in offsetting changes in cash flow attributable to forecasted purchases of aluminum. These aluminum hedges were in a liability position at April 4, 2009 and had a fair value of $3.4 million.  We maintain a line of credit of $0.4 million with our commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls.  Should the price of aluminum fall to a level which causes our liability for open aluminum contracts to exceed $0.4 million, we must fund daily margin calls to cover the excess.  We believe this mitigates non-performance risk as it places a limit on the amount of the liability for open contracts such that an impact, if any, on the fair value of the liability due to consideration of non-performance risk would not be significant. We assess our risk of non-performance when measuring the fair value of our financial instruments in a liability position by evaluating our current liquidity, including cash on hand and availability under our revolving credit facility, as compared to the maturities of the financial liabilities.  In addition, we entered into a master netting arrangement (MNA) with our commodities broker that provides for, among other things, the close-out netting of exchange-traded transactions in the event of the insolvency of either party to the MNA.

As of April 4, 2009, we had $3.5 million of cash on deposit with our commodities broker related to funding of margin calls on open forward contracts for the purchase of aluminum in a liability position.  We net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis.  The net asset position of $0.1 million on April 4, 2009 is included in other current assets in the accompanying consolidated balance sheet as of that date. For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

The fair value of our aluminum hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” are classified in the accompanying condensed consolidated balance sheets as follows:

		April 4,	January 3,
		2009	2009

Derivatives in a liability position	Balance Sheet Location
Hedging instruments under SFAS 133:
Aluminum forward contracts	Other current assets	$(3,355)	$-
Aluminum forward contracts	Other liabilities	-	(4,236)
Cash on deposit related to payments of margin calls	Other current assets	3,478	-
Cash on deposit related to payments of margin calls	Other liabilities	-	4,098

Total hedging instruments under SFAS 133		$123	$(138)

Our aluminum hedges qualify as highly effective for reporting purposes.  Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item.  At April 4, 2009, these contracts were designated as effective. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. For the three month periods ended April 4, 2009 and March 29, 2008, no amounts were reclassified to earnings because it is probable that the original forecasted transactions will occur. The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive loss is $3.8 million as of April 4, 2009, of which $3.0 million is expected to be reclassified to earnings in the next twelve months based on scheduled settlement dates of the related contracts. The following represents the gains (losses) on derivative financial instruments for the first three months of 2009 and 2008, and their classifications within the accompanying condensed consolidated financial statements (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended			Three Months Ended			Three Months Ended
	April 4,	March 29,		April 4,	March 29,		April 4,	March 29,
	2009	2008		2009	2008		2009	2008

Derivatives in SFAS 133 Cash Flow Hedging Relationships
Aluminum contracts	$(977)	$673	Cost of sales	$(1,396)	$64	Other expense	$(6)	$107
Interest rate swap	-	46		-	-		-	-

	$(977)	$719		$(1,396)	$64		$(6)	$107

Aluminum forward contracts identical to those held by the Company trade on the London Metals Exchange (“LME”).  The LME provides a transparent forum and is the world's largest center for the trading of futures contracts for non-ferrous metals and plastics.  The trading is highly liquid and, therefore, the metals industry has a high degree of confidence that the trade pricing properly reflects current supply and demand.  The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle.  Based on this high degree of volume and liquidity in the LME and the transparency of the market participants, the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time we believe represents a contract's exit price to be used for purposes of SFAS 157, “Fair Value Measurements”.  Trade pricing is based on valuation model inputs that can generally be verified but which require some degree of judgment.  Therefore, we categorize these aluminum forward contracts as being valued using Level 2 inputs as follows:

	Fair Value Measurements at Reporting Date
	of Asset (Liability) Using:
		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	April 4,	Active Markets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Forward contracts for aluminum	$(3,355)	$-	$(3,355)	$-
Cash on deposit related to payments of margin calls	3,478
Forward contracts for aluminum, net asset	$123

NOTE 13.  RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We partially adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions of SFAS 157 on January 4, 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

SFAS 141 (revised 2007), “Business Combinations” was issued in December 2007. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R was effective for us in our fiscal year beginning January 4, 2009. We will apply the provisions of SFAS 141R to future acquisitions, if any.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We adopted SFAS 161 effective on January 4, 2009 and have provided the required information in Note 12.

In April 2008, the FASB issued Financial Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  We adopted SFAS FSP 143-3 effective on January 4, 2009 with no impact on our consolidated financial position and results of operations.

NOTE 14.  COLLABORATIVE ARRANGEMENT

In view of the risks and costs associated with developing new products and our desire to expand our markets by providing quality unitized curtain wall solutions to the commercial building industry, we entered into a collaborative arrangement with another company with extensive experience in sales, marketing, engineering and project management of unitized curtain wall solutions and in which costs, revenues and risks are shared. We are not the principal participant in this arrangement. Our obligation under this arrangement is to provide manufacturing expertise, including providing the operating entity with labor for assembly and fabrication of the unitized curtain wall units.  We earn revenues and incur costs from this activity based on the number of hours of labor provided.  We also record a percentage of the joint operating activity’s profit or loss as revenue, which was insignificant in the first three months of 2009.  As of April 4, 2009, each collaborators’ interest was 50 percent.

The following table illustrates the income statement classification and amounts attributable to transactions arising from the collaborative arrangements between participants for each period presented:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(unaudited)
Collaborator share of revenues:
Net sales	$1,324	$-

Collaborator share of costs:
Cost of sales	$797	$-
Selling, general and administrative	134	-

In November 2007, the EITF issued EITF 07-1, “Accounting for Collaborative Arrangements”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that participants in a collaborative arrangement report costs incurred and revenues generated on a gross or net basis and in the appropriate line items in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also requires disclosure of the nature and purpose of the participant’s collaborative arrangements, the participant’s rights and obligations under these arrangements, the accounting policy for collaborative arrangements, the income statement classification and amounts attributable to transactions arising from collaboration arrangements between participants, and the disclosure related to individually significant collaborative arrangements. We adopted EITF 07-1 as of January 4, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended January 3, 2009 included in our most recent annual report on Form 10-K.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will occur as predicted. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement to reflect circumstances or events after the date of this report or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws.

Risks associated with our business, an investment in our securities, and with achieving the forward-looking statements contained in this report or in our news releases, Web sites, public filings, investor and analyst conferences or elsewhere, include, but are not limited to, the risk factors described in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Any of the risk factors described therein could cause our actual results to differ materially from expectations and could have a material adverse effect on our business, financial condition or results of operations. We may not succeed in addressing these challenges and risks.

Current Operating Conditions and Outlook

In the first three months of 2009, new housing permits in Florida decreased 50% compared to the first three months of  2008 and were down 24% from the fourth quarter of 2008.  Also, in the third quarter of 2008, the availability of credit decreased significantly as the mortgage crisis widened.  The federal stimulus package has injected much needed liquidity into the economy, and we recently have seen some positive signs which may suggest that the economy is stabilizing, such as an increase in housing starts in April 2009 and signs of rising builder and consumer confidence.  Also, the decline in home values slowed and stock prices surged since March 2009.  However, we believe the continued uncertainty and negative effects on consumer confidence due to the continued rise in unemployment mean the home construction industry is still facing a long recovery period.

In response to the deterioration in the housing market, we have taken a number of steps to enhance profitability and conserve capital.   As discussed in “Other Developments – Restructurings” below, we adjusted our operating cost structure to more closely align with current demand.  In addition, we decreased our capital spending in 2008 and have further restricted capital spending in the first three months of 2009.  However, we also view this market downturn as an opportunity to gain market share from our competitors.  For instance, we increased marketing and sales efforts in areas outside of our dominant markets, including northern Florida, the Gulf Coast and the Carolinas and other southeastern states resulting in incremental sales outside of Florida compared to last year.  Also, we introduced new products in early 2009 and expanded product lines to broaden our product offering.   As a result of these actions, we continue to outperform the underlying market. However, gross margins have declined to 23.8% in the first three months of 2009 from 29.3% in the first three months of 2008 due, mainly, to the impact of the loss of operating leverage against fixed costs from a decline in sales and restructuring costs.

While the homebuilding industry is in a down cycle, we still believe the long-term outlook for the industry is positive due to growth in the underlying demographics. At this point, it appears as though the housing market has not yet hit bottom. Despite these unfavorable market conditions, we still believe that, in the long-term, we can grow organically by gaining market share and outperforming our underlying markets. However, we believe difficult market conditions affecting our business will continue, and the recent downturn in the economy as a result if the mortgage crisis may further negatively effect on our operating results and year-over-year comparisons.

Economic conditions continued to deteriorate in the United States during the first three months of 2009, and the housing industry, most notably in the Company’s primary market of Florida, continues to be in a period of prolonged deterioration. These conditions may persist and remain depressed for the foreseeable future. Economic conditions have been negatively impacted by slowing growth and the mortgage crisis ultimately causing liquidity and credit concerns. Continuing adverse economic conditions in our markets could likely negatively impact our business, which could result in reduced demand for our products, increased price competition, increased risk in the collectibility of cash from our customers potentially resulting in increased reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs. If economic conditions deteriorate further, we may experience adverse impacts on our business, operating results and financial condition.

Other Developments

Restructurings

On January 13, 2009 and March 11, 2009, we announced further restructurings of the Company as a result of continued analysis of the Company’s target markets, internal structure, projected run-rate, and efficiency.  The restructurings resulted in a decrease in the Company’s workforce of approximately 250 employees and included employees at both its Venice, Florida and Salisbury, North Carolina locations.  As a result of the restructurings, the Company recorded restructuring charges totaling $3.0 million in the first quarter of 2009, of which $1.4 million is classified within cost of goods sold and $1.6 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended April 4, 2009.  The charges relate primarily to employee separation costs.

Selected Financial Data

In the following table, we show financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended
	April 4,		March 29,
	2009		2008

Net sales	100.0%		100.0%
Cost of sales	76.2%		70.7%
Gross margin	23.8%		29.3%
Selling, general and administrative expenses	36.2%		29.7%
Loss from operations	(12.4%	)	(0.4%	)
Interest expense, net	3.8%		5.0%
Other expense (income), net	-		(0.2%	)
Loss before income taxes	(16.2%	)	(5.2%	)
Income tax benefit	-		(1.9%	)
Net loss	(16.2%	)	(3.3%	)

RESULTS OF OPERATIONS FOR QUARTER ENDED APRIL 4, 2009 AND MARCH 29, 2008

Net sales

Net sales decreased nearly $13.3 million, or 24.3%, in the first quarter of 2009, compared to the 2008 first quarter.  Net sales for the first quarter of 2009 were $41.5 million, compared with net sales of $54.8 million for the first quarter of 2008.  The following table shows net sales classified by major product category (sales in millions):

	Three Months Ended
	April 4, 2009		March 29, 2008
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$27.7	66.7%	$38.7	70.6%	(28.4%)
Other Window and Door Products	13.8	33.3%	16.1	29.4%	(14.4%)

Total net sales	$41.5	100.0%	$54.8	100.0%	(24.3%)

Net sales of WinGuard branded products were $27.7 million for the first quarter of 2009, a decrease of $11.0 million, or 28.4%, from $38.7 million in net sales for the 2008 first quarter.  Demand for WinGuard branded products is driven by, among other things, increased enforcement of strict building codes mandating the use of impact-resistant products, increased consumer and homebuilder awareness of the advantages provided by impact-resistant windows and doors over “active” forms of hurricane protection, and our successful marketing efforts.  The decrease in sales of our WinGuard branded products was driven mainly by the decline in new home and repair and remodeling construction but also to some extent by the lack of storm activity during the two most recent hurricane seasons in the coastal markets of Florida served by the Company.

Net sales of Other Window and Door Products were $13.8 million for the first quarter of 2009, a decrease of $2.3 million, or 14.4%, from $16.1 million in net sales for the 2008 first quarter.  The decrease was mainly due to the decline in the housing industry, partially offset by  increases due to new product introductions, the sales related to unitized curtain wall, and increased sales in markets outside of the state of Florida.

Gross margin

Gross margin was $9.9 million, or 23.8% of sales, for the first quarter of 2009, a decrease of $6.2 million, or 38.4%, from $16.1 million, or 29.3% of sales, for the first quarter of 2008. This decrease was largely due to lower sales volumes of all of our products  and the resulting loss of operating leverage against fixed costs, a change in mix and slight decrease in pricing, partially offset by spending reductions as a result of our cost savings initiatives.  There were restructuring charges in cost of goods sold in each period of $1.4 million in the first quarter of 2009 and $1.1 million in the first quarter of 2008.  Adjusting for these charges, gross margin was $11.3 million, or 27.1% of sales, for the first quarter of 2009, compared to $17.2 million, or 31.3% of sales, for the first quarter of 2008, mainly due to the loss of leverage from the decrease in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses were $15.0 million for the first quarter of 2009, a decrease of $1.3 million, from $16.3 million for the 2008 first quarter.  There were restructuring charges in selling, general and administrative expenses in each period of $1.6 million in the first quarter of 2009 and $0.7 million in the first quarter of 2008.  Adjusting for these charges, selling, general and administrative expenses were $13.4 million for the first quarter of 2009, compared to $15.6 million for the first quarter of 2008, a decrease of $2.2 million. This decrease was mainly due to a $1.9 million decrease in personnel related costs as the result of the cost saving actions, a $0.5 million decrease in marketing and advertising costs and a $0.3 million decrease in fuel costs.  These cost savings were partially offset by a $0.4 million increase in bad debt expense.  As a percentage of sales, adjusted selling, general and administrative expenses increased during the first quarter of 2009 to 32.2% compared to 28.5% for the first quarter of 2008, mainly due to the loss of leverage from the decrease in sales.

Interest expense, net

Interest expense, net was $1.6 million in the first quarter of 2009, a decrease of $1.1 million, from $2.7 million for the first quarter of 2008.  The decrease was due to a lower level of debt during the first quarter of 2009 compared to the first quarter of 2008 as the result of the prepayment of $40 million debt over the second and third quarters of 2008, and a lower interest rate on our debt which was an average of 6.3% during the first quarter of 2009, compared to an average of 8.1% during the first quarter of 2008.

Other expense (income), net

There was other expense of less than $0.1 million for the first quarter of 2009, compared to other income of $0.1 million for the 2008 first quarter. The amounts in each quarter relate to ineffective portions of aluminum hedges.

Income tax benefit

We had an effective tax rate of zero for the first quarter of 2009, compared to an income tax benefit rate of 36.6% for the first quarter of 2008.  In the fourth quarter of 2008, we provided a valuation allowance on all our deferred tax assets because their realization in this difficult economy cannot be assured.  Deferred tax assets created as a result of generating additional net operating loss carry-forwards in the first quarter of 2009 were equally offset by an increase in the valuation allowance.

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

Consolidated Cash Flows

Operating activities. Cash used in operating activities was $2.8 million in the first three months of 2009 compared to $0.4 million in the first three months of 2008.  This increase was mainly due to lower operating profitability in the first three months of 2009 than 2008. Direct cash flows from operations for the first three months of 2009 and 2008 are as follows:

	Direct Cash Flows
	Three Months Ended
	April 4,	March 29,
(in millions)	2009	2008
Collections from customers	$42.0	$55.3
Other collections of cash	1.2	0.8
Disbursements to vendors	(24.7)	(31.6)
Personnel related disbursements	(19.0)	(22.2)
Debt service costs	(1.5)	(2.7)
Other cash activity, net	(0.8)	-

Cash used in operations	$(2.8)	$(0.4)

Other collections of cash primarily represents scrap aluminum sales but also includes $0.7 million of proceeds from an insurance recovery.

Days sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 42 days at April 3, 2009, and 39 days at January 3, 2009, compared to 37 days at both March 29, 2008 and December 29, 2007.

Investing activities. Cash used in investing activities was $0.6 million for the first three months of 2009, compared to $1.0 million for the first three months of 2008. The decrease in cash used in investing activities was mainly due to a lower level of capital spending in the first three months of 2009 than in 2008.

Financing activities. Cash used in financing activities was less than $0.1 million in the first three months of 2009, compared to cash provided by financing activities of less than $0.1 million in the first three months of 2008.  There were no significant financing activities in either period.

Capital Resources. On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of April 4, 2009, there was $25.2 million available under the revolving credit facility.

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

On August 1, 2008, the Company filed Amendment No. 1 to the Registration Statement on Form S-3 filed on March 28, 2008 relating to a previously announced offering of rights to purchase 7,082,687 shares of the Company’s common stock with an aggregate value of approximately $30 million.  The registration statement relating to the rights offering was declared effective by the United States Securities and Exchange Commission on August 4, 2008, and the Company distributed to each holder of record of the Company’s common stock as of close of business on August 4, 2008, at no charge, one non-transferable subscription right for every four shares of common stock held by such holder under the basic subscription privilege.  Each whole subscription right entitled its holder to purchase one share of PGT’s common stock at the subscription price of $4.20 per share.  The rights offering expired on September 4, 2008.

The rights offering was fully subscribed resulting in the Company distributing all 7,082,687 shares of its common stock available.  Net proceeds of $29.3 million from the rights offering were used to repay a portion of the outstanding indebtedness under our amended credit agreement.

Using proceeds from a rights offering, the Company made an additional prepayment of $20 million on August 11, 2008, bringing total prepayments of debt at that time to $30 million as required under the amended credit agreement.  Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 25 basis points of the then outstanding balance under the credit agreement of $100 million, the amendment became effective on August 11, 2008.  Fees paid to the administrative agent and lenders totaled $0.6 million and have been deferred, and the unamortized balance of $0.5 million is included in other assets on the accompanying condensed consolidated balance sheet as of April 4, 2009.  Such fees are being amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the credit agreement.

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

The first lien term loan is secured by a perfected first priority pledge of all of the equity interests of our subsidiary and perfected first priority security interests in and mortgages on substantially all of our tangible and intangible assets subject to such exceptions as are agreed. The senior secured credit facility contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiary to (i) dispose of assets; (ii) change our business; (iii) engage in mergers or consolidations; (iv) make certain acquisitions; (v) pay dividends or repurchase or redeem stock; (vi) incur indebtedness or guarantee obligations and issue preferred and other disqualified stock; (vii) make investments and loans; (viii) incur liens; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) issue stock or stock options under certain conditions; (xii) amend or prepay subordinated indebtedness and loans under the second lien secured credit facility; (xiii) modify or waive material documents; or (xiv) change our fiscal year. In addition, under the senior secured credit facility, we are required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and maximum capital expenditures.

Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver under the senior secured credit facility, we believe we will have sufficient capital to meet our short-term and long-term needs, including our capital expenditures and our debt obligations in 2009.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.  For the first three months of 2009, capital expenditures were $0.7 million, compared to $1.0 million for the first three months of 2008.  During 2008 and continuing into 2009, we reduced certain discretionary capital spending to conserve cash.  We anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans.

Hedging.  We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production.  The Company enters into these contracts by trading on the London Metals Exchange (“LME”).  The Company trades on the LME using an international commodities broker that offers global access to all major markets.  The Company maintains a $0.4 million line of credit with its commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls.  Should the price of aluminum fall to a level which causes the Company’s liability for open aluminum contracts to exceed $0.4 million, the Company is required to fund daily margin calls to cover the excess. As of April 4, 2009, the amount on deposit with our commodities broker of $3.5 million exceeded the liability position of our aluminum forward contracts by $0.1 million.  As such, the full $0.4 million line of credit was available as of April 4, 2009.

Contractual Obligations

There have been no significant changes to our “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 3, 2009 as filed with the Securities and Exchange Commission on March 19, 2009.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles.  Critical accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended January 3, 2009 as filed with the Securities and Exchange Commission on March 19, 2009.  There have been no changes to our critical accounting policies during the first three months of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at April 4, 2009, a one percentage-point increase (decrease) in interest rates would result in approximately $0.9 million of additional (reduced) interest costs annually.  As of April 4, 2009, we had no interest rate swaps or caps in place which means our debt is all adjustable-rate debt.

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process.  We entered into aluminum hedging instruments that settle at various times through the end of 2010 and covers approximately 73% of our anticipated needs during the remainder of  2009 at an average price of $1.01 per pound and 46% during 2010 at an average price of $0.94 per pound.

For forward contracts for the purchase of aluminum at April 4, 2009, a 10% decrease in the price of aluminum would decrease the fair value of our forward contacts of aluminum by $0.8 million.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

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

PGT, INC.
(Registrant)

Date: May 14, 2009	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: May 14, 2009	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*         Filed herewith.

**         Furnished herewith.