Form 10-Q
period 2009-07-04
PGT, Inc.
filed 2009-08-12
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
Yes ☑            No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐            No ☐*

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

Common Stock, $0.01 par value – 35,685,245 shares, as of July 31, 2009.

* Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net sales	$46,867	$60,100	$88,381	$114,936
Cost of sales	32,247	38,609	63,866	77,374

Gross margin	14,620	21,491	24,515	37,562

Goodwill impairment charge	-	92,000	-	92,000
Selling, general and administrative expenses	12,541	16,165	27,552	32,434

Income (loss) from operations	2,079	(86,674)	(3,037)	(86,872)

Interest expense, net	1,737	2,190	3,315	4,917
Other expense (income), net	-	51	6	(56)

Income (loss) before income taxes	342	(88,915)	(6,358)	(91,733)

Income tax benefit	-	(12,266)	-	(13,297)

Net income (loss)	$342	$(76,649)	$(6,358)	$(78,436)

Net income (loss) per common share:
Basic	$0.01	$(2.65)	$(0.18)	$(2.72)

Diluted	$0.01	$(2.65)	$(0.18)	$(2.72)

Weighted average shares outstanding:
Basic	35,240	28,934	35,220	28,832

Diluted	35,622	28,934	35,220	28,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	July 4,	January 3,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,609	$19,628
Accounts receivable, net	18,001	17,321
Inventories	9,199	9,441
Deferred income taxes	529	1,158
Other current assets	4,325	5,569

Total current assets	46,663	53,117

Property, plant and equipment, net	69,540	73,505
Other intangible assets, net	69,893	72,678
Other assets, net	1,119	1,317

Total assets	$187,215	$200,617

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,055	$14,582
Current portion of long-term debt	102	330

Total current liabilities	14,157	14,912

Long-term debt	82,216	90,036
Deferred income taxes	17,844	18,473
Other liabilities	2,901	3,011

Total liabilities	117,118	126,432

Commitments and contingencies (note 10)

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	-	-
Common stock; par value $.01 per share; 200,000 shares authorized; 35,685 and
35,392 shares issued and 35,300 and 35,197 shares outstanding at
July 4, 2009 and January 3, 2009, respectively	353	352
Additional paid-in-capital	241,555	241,177
Less: Treasury shares at cost	(6)	-
Accumulated other comprehensive loss	(2,069)	(3,966)
Accumulated deficit	(169,736)	(163,378)

Total shareholders' equity	70,097	74,185

Total liabilities and shareholders' equity	$187,215	$200,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	July 4,	June 28,
	2009	2008
	(unaudited)

Cash flows from operating activities:
Net loss	$(6,358)	$(78,436)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	5,247	5,666
Amortization	2,785	2,785
Stock-based compensation	385	361
Excess tax benefits from stock-based compensation plans	-	(458)
Deferred taxes	-	(13,395)
Amortization of deferred financing costs	272	236
Derivative financial instruments	6	(56)
Impairment charge	-	92,000
Loss on disposal of assets	90	6
Change in operating assets and liabilities:
Accounts receivable	(16)	(2,257)
Inventories	70	(1,103)
Prepaid expenses and other current assets	861	2,098
Accounts payable, accrued and other liabilities	(1,127)	1,601

Net cash provided by operating activities	2,215	9,048

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,403)	(1,957)
Proceeds from sales of equipment	32	58
Net change in margin account for derivative financial instruments	2,197	-

Net cash provided by (used in) investing activities	826	(1,899)

Cash flows from financing activities:
Payments of long-term debt	(8,000)	(10,000)
Payments of capital leases	(48)	-
Purchases of treasury stock	(6)	-
Adjustment to proceeds from issuance of common stock	(6)	-
Proceeds from exercise of stock options	-	210
Excess tax benefits from stock-based compensation plans	-	458

Net cash used in financing activities	(8,060)	(9,332)

Net decrease in cash and cash equivalents	(5,019)	(2,183)
Cash and cash equivalents at beginning of period	19,628	19,479
Cash and cash equivalents at end of period	$14,609	$17,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods.  Each of our Company’s fiscal quarters ended July 4, 2009 and June 28, 2008 consisted of 13 weeks.

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

We have evaluated the condensed consolidated financial statements for subsequent events through the date of the filing of this Form 10-Q.

NOTE 2.   RESTRUCTURINGS

On January 13, 2009 and March 11, 2009, we announced further restructurings of the Company as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructurings resulted in a decrease in our workforce of approximately 250 employees and included employees at both our Venice, Florida and Salisbury, North Carolina locations.  As a result of the restructurings, we recorded restructuring charges totaling $3.0 million in the first quarter of 2009, of which $1.4 million is classified within cost of sales and $1.6 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended July 4, 2009.  The charges related primarily to employee separation costs.

The total costs incurred for the restructurings in 2008 and 2007 were $2.1 million and $2.4 million, respectively.

The following table provides information with respect to our accrual for restructuring costs:

Accrued Restructuring Costs	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended July 4, 2009:
2008 Restructuring	$-	$-	$-	$-
2009 Restructurings	403	-	(322)	81
For the three months ended July 4, 2009	$403	$-	$(322)	$81

Three months ended June 28, 2008:
2007 Restructuring	$217	$-	$(217)	$-
2008 Restructuring	-	-	-	-
For the three months ended June 28, 2008	$217	$-	$(217)	$-

Six months ended July 4, 2009:
2008 Restructuring	$332	$-	$(332)	$-
2009 Restructurings	-	3,002	(2,921)	81
For the six months ended July 4, 2009	$332	$3,002	$(3,253)	$81

Six months ended June 28, 2008:
2007 Restructuring	$850	$-	$(850)	$-
2008 Restructuring	-	1,752	(1,752)	-
For the six months ended June 28, 2008	$850	$1,752	$(2,602)	$-

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

The following table provides information with respect to our warranty accrual:

	Beginning	Charged to			End of
Accrued Warranty	of Period	Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended July 4, 2009	$4,214	$584	$(75)	$(637)	$4,086

Three months ended June 28, 2008	$4,835	$902	$(279)	$(748)	$4,710

Six months ended July 4, 2009	$4,224	$1,414	$(125)	$(1,427)	$4,086

Six months ended June 28, 2008	$4,986	$1,999	$(451)	$(1,824)	$4,710

NOTE 4.   INVENTORIES

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited finished goods inventory since all products are custom, made-to-order products and usually ship upon completion. Finished goods inventory costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or market value.  Inventories consisted of the following at:

	July 4,	January 3,
	2009	2009
	(in thousands)

Finished goods	$1,018	$905
Work in progress	188	342
Raw materials	7,993	8,194

	$9,199	$9,441

NOTE 5.   STOCK COMPENSATION EXPENSE

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (SFAS 123(R)). This statement is a fair-value based approach for measuring stock-based compensation and requires us to recognize the cost of employee and non-employee directors’ services received in exchange for our Company’s equity instruments. Under SFAS 123(R), we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We recorded compensation expense for stock based awards of $0.2 million for the second quarter of 2009 and $0.3 million for the second quarter of 2008.  We recorded compensation expense for stock based awards of $0.4 million for the first half of 2009 and $0.4 million for the first half of 2008.  As of July 4, 2009, there was $0.3 million and $0.4 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.7 years.

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

Due to the net losses in the first half of 2009 and in the second quarter and first half of 2008, the effect of compensation plans is anti-dilutive.  Basic and diluted weighted average common shares outstanding for the second quarter and first half of 2008 have been restated to give effect to the market value premium included in the rights offering that ended on September 4, 2008.  There were shares of common stock of 1,409,181 for the second quarter and 1,856,662 for the first half of 2009 relating to stock option agreements excluded from the computation of diluted EPS in each period as they were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(in thousands, except per share amounts)

Net income (loss)	$342	$(76,649)	$(6,358)	$(78,436)

Weighted-average common shares - Basic	35,240	28,934	35,220	28,832
Add: Dilutive effect of stock compensation plans	382	332	191	388

Weighted-average common shares - Diluted	35,622	29,266	35,411	29,220

Net income (loss) per common share:
Basic	$0.01	$(2.65)	$(0.18)	$(2.72)

Diluted	$0.01	$(2.65)	$(0.18)	$(2.72)

NOTE 7.   OTHER INTANGIBLE ASSETS

Other intangible assets are as follows:

			Original
	July 4,	January 3,	Useful Life
	2009	2009	(in years)
	(in thousands)
Other intangible assets:
Trademarks	$44,400	$44,400	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(30,207)	(27,422)

Subtotal	25,493	28,278

Other intangible assets, net	$69,893	$72,678

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

As a result of impairment indicators related to the weakness in the housing market we identified during the second quarter of 2008, the Company evaluated its trademarks for impairment and compared the estimated fair value of its trademarks to their carrying value and preliminarily determined that there was no impairment.  During the third quarter of 2008, as part of finalizing its second quarter impairment tests, the Company made certain changes to its projections that affected the previous estimate of fair value and, when compared to the carrying value of indefinite lived intangibles, resulted in a $0.3 million impairment charge in the third quarter of 2008.  We performed our annual assessment of our trademarks as of January 3, 2009. Given a further decline in housing starts and the overall tightening of the credit markets, our revised forecasts indicated additional impairment was present, resulting in an additional impairment charge of $17.8 million in the fourth quarter of 2008. After impairment charges totaling $18.1 million in 2008, intangible assets not subject to amortization totaled $44.4 million at July 4, 2009. We concluded that no events or changes in circumstances occurred during the second quarter of 2009 that would indicate that our trademarks are further impaired or that an impairment test was required.

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

NOTE 8.   LONG-TERM DEBT

On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of July 4, 2009, there was $25.2 million available under the revolving credit facility.

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

Using proceeds from the rights offering, the Company made an additional prepayment of $20 million on August 11, 2008, bringing total prepayments of debt at that time to $30 million as required under the amended credit agreement.  Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 25 basis points of the then outstanding balance under the credit agreement of $100 million, the amendment became effective on August 11, 2008.  Fees paid to the administrative agent and lenders totaled $0.6 million and have been deferred, and the unamortized balance of $0.4 million is included in other assets on the accompanying condensed consolidated balance sheet as of July 4, 2009.  Such fees are being amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the credit agreement.

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

The first lien term loan is secured by a perfected first priority pledge of all of the equity interests of our subsidiary and perfected first priority security interests in and mortgages on substantially all of our tangible and intangible assets subject to such exceptions as are agreed. The senior secured credit facility contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiary to (i) dispose of assets; (ii) change our business; (iii) engage in mergers or consolidations; (iv) make certain acquisitions; (v) pay dividends; (vi) incur indebtedness or guarantee obligations and issue preferred and other disqualified stock; (vii) make investments and loans; (viii) incur liens; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) issue stock or stock options under certain conditions; (xii) amend or prepay subordinated indebtedness and loans under the second lien secured credit facility; (xiii) modify or waive material documents; or (xiv) change our fiscal year. In addition, under the senior secured credit facility, we are required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and maximum capital expenditures.

Contractual future maturities of long-term debt and capital leases as of July 4, 2009 are as follows (in thousands):

Remainder of 2009	$50
2010	531
2011	965
2012	80,772
Total	$82,318

During June 2009, we prepaid $8.0 million of long-term debt using cash generated from operations during the second quarter of 2009 and cash on hand.  During 2008, we prepaid $40.0 million of long-term debt with cash generated from operations and the net proceeds of the rights offering, which totaled $29.3 million.

On an annual basis, our Company is required to compute excess cash flow, as defined in our credit and security agreement with the bank. In periods where there is excess cash flow, our Company is required to make prepayments in an aggregate principal amount determined through reference to a grid based on the leverage ratio. No such prepayments were required for the year ended January 3, 2009. The term note and line of credit require that our Company also maintain compliance with certain financial covenants, one of which requires our Company to maintain a total leverage ratio, as defined in the credit agreement, as amended, of not greater than certain predetermined amounts. Our Company was in compliance with all financial covenants as of July 4, 2009.

NOTE 9.   COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table shows the components of comprehensive income (loss) for the three and six month periods ended July 4, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net income (loss)	$342	$(76,649)	$(6,358)	$(78,436)

Other comprehensive income (loss), net of taxes:
Change related to interest rate swap, net of
tax expense of $28 for the six months
ended June 28, 2008	-	-	-	46
Change related to forward contracts for
aluminum, net of tax expense of $0 and tax
benefit of $79 for the three month periods ended
July 4, 2009 and June 28, 2008, respectively, and
net of tax expense of $0 and $311 for the six
month periods ended July 4, 2009 and June 28,
2008, respectively	1,478	(124)	1,897	485

Total comprehensive income (loss)	$1,820	$(76,773)	$(4,461)	$(77,905)

The following table shows the components of accumulated other comprehensive income (loss) for the three and six month periods ended July 4, 2009 and June 28, 2008:

		Aluminum
		Forward	Valuation
(in thousands)		Contracts	Allowance	Total
Balance at April 4, 2009		$(2,508)	$(1,039)	$(3,547)
Changes in fair value		380	-	380
Reclassification to earnings		1,098	-	1,098
Tax (expense) benefit		(541)	541	-
Balance at July 4, 2009		$(1,571)	$(498)	$(2,069)

		Aluminum
	Interest Rate	Forward	Valuation
(in thousands)	Swap	Contracts	Allowance	Total
Balance at March 29, 2008	$-	$233	$-	$233
Changes in fair value	-	67	-	67
Reclassification to earnings	-	(270)	-	(270)
Tax (expense) benefit	-	79	-	79
Balance at June 28, 2008	$-	$109	$-	$109

		Aluminum
		Forward	Valuation
(in thousands)		Contracts	Allowance	Total
Balance at January 3, 2009		$(2,584)	$(1,382)	$(3,966)
Changes in fair value		(597)	-	(597)
Reclassification to earnings		2,494	-	2,494
Tax (expense) benefit		(884)	884	-
Balance at July 4, 2009		$(1,571)	$(498)	$(2,069)

		Aluminum
	Interest Rate	Forward	Valuation
(in thousands)	Swap	Contracts	Allowance	Total
Balance at December 29, 2007	$(46)	$(376)	$-	$(422)
Changes in fair value	74	1,130	-	1,204
Reclassification to earnings	-	(334)	-	(334)
Tax (expense) benefit	(28)	(311)	-	(339)
Balance at June 28, 2008	$-	$109	$-	$109

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

NOTE 11.  INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, on January 1, 2007.  We did not recognize any material liability for unrecognized tax benefits in conjunction with our FIN 48 implementation, and there were no changes to our unrecognized tax benefits during 2008 or the first six months of 2009. However, should we accrue for such liabilities if they arise in the future, we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

In 2008, we established a valuation allowance to reduce to zero our net deferred tax assets, excluding the $17.3 million deferred tax liability related to trademarks.  Driven by the goodwill and other intangible impairment charges recorded in 2008 totalling $187.7 million, our cumulative losses over the last three fiscal years, as well as the significant downturn in our primary industry of home construction, we concluded that sufficient negative evidence existed that it was deemed more likely than not future taxable income will not be sufficient to realize the related income tax benefits.  Of the $7.4 million valuation allowance at July 4, 2009, $0.5 million was allocated to accumulated other comprehensive loss in the accompanying consolidated balance sheet at that date to offset the tax benefit that is recorded in accumulated other comprehensive loss.

We had an effective tax rate of zero for the three and six month periods ended July 4, 2009.  Changes in deferred tax assets and liabilities during the second quarter and first half of 2009 were offset by changes in the valuation allowance for deferred tax assets.  Excluding the change in the valuation allowance, the effective tax rate in the second quarter and first half of 2009 would have been tax expense of 94.6% and a benefit of 35.4%, respectively.  The effective tax rate in the second quarter of 2009, excluding the change in the valuation allowance, was the result of the effect of permanent differences that occurred during the quarter relative to income before income taxes of only $0.3 million.

We had an effective tax rate of a benefit of 13.8% for the three months and 14.5% for the six months ended June 28, 2008.  Excluding deferred tax benefits totaling $13.5 million related to the $92 million estimated goodwill impairment charge recorded in the second quarter of 2008 and a $0.1 million valuation allowance recorded against the deferred tax assets for North Carolina state tax credits, we would have had an effective tax rate of 36.6% for the second quarter and 36.7% for the first half of 2008.

NOTE 12.  FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

Financial Instruments

Our financial instruments, not including derivative financial instruments discussed below, include cash, accounts receivable, accounts payable and capital leases whose carrying amounts approximate their fair values due to their short-term nature.  Our financial instruments also include long-term debt.  Based on observed transactions, the fair value of our long-term debt was approximately $51 million at July 4, 2009 and $63 million at January 3, 2009.

Derivative Financial Instruments

We enter into aluminum forward contracts to hedge fluctuations in the purchase price of aluminum extrusion we use in production.  At July 4, 2009, we had 46 outstanding forward contracts for the purchase of 9.8 million pounds of aluminum at an average price of $0.95 per pound with maturity dates of between one month and eighteen months through December 2010.  These contracts are designated as cash flow hedges since they are highly effective in offsetting changes in cash flow attributable to forecasted purchases of aluminum. These aluminum hedges were in a liability position at July 4, 2009 and had a fair value of $2.0 million.  We maintain a line of credit of $0.4 million with our commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls.  Should the price of aluminum fall to a level which causes our liability for open aluminum contracts to exceed $0.4 million, we must fund daily margin calls to cover the excess.  We entered into a master netting arrangement (MNA) with our commodities broker that provides for, among other things, the immediate close-out netting of exchange-traded transactions in the event of our failure to make any required contract payments or upon the commencement of insolvency proceedings, voluntary or otherwise.

As of July 4, 2009, we had $1.5 million of cash on deposit with our commodities broker related to funding of margin calls on open forward contracts for the purchase of aluminum in a liability position.  We net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis.  For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

The fair value of our aluminum hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” are classified in the accompanying condensed consolidated balance sheets as follows (in thousands):

		July 4,	January 3,
		2009	2009
Derivatives in a liability position	Balance Sheet Location
Hedging instruments under SFAS 133:
Aluminum forward contracts	Accrued liabilities	$(1,607)	$(2,471)
Aluminum forward contracts	Other liabilities	(362)	(1,765)
Cash on deposit related to payments of margin calls	Accrued liabilities	1,530	2,471
Cash on deposit related to payments of margin calls	Other liabilities	-	1,627

Total hedging instruments under SFAS 133		$(439)	$(138)

Our aluminum hedges qualify as highly effective for reporting purposes.  Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item.  At July 4, 2009, these contracts were designated as effective. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. For the three and six month periods ended July 4, 2009 and June 28, 2008, there were no amounts reclassified to earnings due to a forecasted transaction being deemed improbable of occurring. The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive loss is $2.3 million as of July 4, 2009, of which $2.0 million is expected to be reclassified to earnings in the next twelve months based on scheduled settlement dates of the related contracts. The following represents the gains (losses) on derivative financial instruments for the three and six month periods ended July 4, 2009 and June 28, 2009, and their classifications within the accompanying condensed consolidated financial statements (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended			Three Months Ended			Three Months Ended
	July 4,	June 28,		July 4,	June 28,		July 4,	June 28,
	2009	2008		2009	2008		2009	2008

Aluminum contracts	$380	$146	Cost of sales	$(1,098)	$270	Other income or other expense	$-	$(51)
Interest rate swap	-	-		-	-		-	-

	$380	$146		$(1,098)	$270		$-	$(51)

	Six Months Ended			Six Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,		July 4,	June 28,
	2009	2008		2009	2008		2009	2008

Aluminum contracts	$(597)	$819	Cost of sales	$(2,494)	$334	Other income or other expense	$(6)	$56
Interest rate swap	-	46		-	-		-	-

	$(597)	$865		$(2,494)	$334		$(6)	$56

Aluminum forward contracts identical to those held by the Company trade on the London Metals Exchange (“LME”).  The LME provides a forum for the trading of futures contracts for non-ferrous metals and plastics.  The trading is highly liquid and, therefore, the metals industry has a high degree of confidence that the trade pricing properly reflects current supply and demand.  The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle.  Trade pricing is based on valuation model inputs that can generally be verified but which require some degree of judgment.  Therefore, we categorize these aluminum forward contracts as being valued using Level 2 inputs as follows:

	Fair Value Measurements at Reporting Date
	of Asset (Liability) Using:
		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	July 4,	Active Markets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Forward contracts for aluminum	$(1,969)	$-	$(1,969)	$-
Cash on deposit related to payments of margin calls	1,530
Forward contracts for aluminum, net liability	$(439)

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

SFAS 141 (revised 2007) (SFAS 141R), “Business Combinations” was issued in December 2007. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R was effective for us in our fiscal year beginning January 4, 2009. We will apply the provisions of SFAS 141R to future acquisitions, if any.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS 161 was effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted SFAS 161 effective on January 4, 2009 and have provided the required information in Note 12.

In April 2008, the FASB issued Financial Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 was effective for fiscal years beginning after December 15, 2008.  We adopted SFAS FSP 142-3 effective on January 4, 2009 with no impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS 165 during the second quarter of 2009 on a prospective basis.  The adoption did not materially impact our consolidated financial statements. See note 1 for our evaluation of subsequent events.

In April 2009, the FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods. The adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 did not impact our consolidated financial statements. FSP FAS 107-1 and APB 28-1 resulted in increased interim disclosures related to our financial instruments.

NOTE 14.  COLLABORATIVE ARRANGEMENT

In view of the risks and costs associated with developing new products and our desire to expand our markets by providing quality unitized curtain wall solutions to the commercial building industry, we entered into a collaborative arrangement with another company with extensive experience in sales, marketing, engineering and project management of unitized curtain wall solutions and in which costs, revenues and risks are shared. We are not the principal participant in this arrangement. Our obligation under this arrangement is to provide manufacturing expertise, including providing the operating entity with labor for assembly and fabrication of the unitized curtain wall units.  We earn revenues and incur costs of sales and expenses from this activity based on the number of hours of labor provided in the production of materials used in the arrangement.  We also record a percentage of the joint operating activity’s profit or loss into revenue based on our percentage interest in the arrangement, which was insignificant in the second quarter and first half of 2009.  As of July 4, 2009, each collaborator’s interest was 50 percent.

The following table illustrates the income statement classification and amounts attributable to transactions arising from the collaborative arrangements between participants for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net sales	$125	$52	$1,449	$52
Cost of sales	(296)	-	(1,093)	-
Selling, general and administrative	(81)	-	(215)	-

In November 2007, the EITF issued EITF 07-1, “Accounting for Collaborative Arrangements”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that participants in a collaborative arrangement report costs incurred and revenues generated on a gross or net basis and in the appropriate line items in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also requires disclosure of the nature and purpose of the participant’s collaborative arrangements, the participant’s rights and obligations under these arrangements, the accounting policy for collaborative arrangements, the income statement classification and amounts attributable to transactions arising from collaboration arrangements between participants, and the disclosure related to individually significant collaborative arrangements. We adopted EITF 07-1 in the second quarter of 2008.

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

Current Operating Conditions and Outlook

In the second quarter of 2009, new housing permits in Florida decreased 44% compared to the second quarter of 2008 but were up 6% from the first quarter of 2009.  The homebuilding industry began to show some positive signs in the second quarter of 2009 as several of the nation’s largest home builders reported increases in new home orders and decreases in cancellation rates.  Also, construction of new homes in the U.S. rose in June to the highest level in seven months, and applications for building permits recently began increasing.  .  However, the availability of credit remained tight and there was a steady rate of foreclosures, leaving a glut of unoccupied homes on the market.  The economy continued to shed jobs as the rate of unemployment reached nearly 10% nationally.  Based in part on these factors, we believe home construction industry still faces a long recovery period.

Difficult economic conditions persisted in the United States during the second quarter of 2009, and the housing industry, most notably in the Company’s primary market of Florida, has been in a period of prolonged deterioration. These conditions may persist and remain depressed for the foreseeable future. Economic conditions have been negatively impacted by slowing growth and the mortgage crisis ultimately causing liquidity and credit concerns. Continuing adverse economic conditions in our markets could likely negatively impact our business, which could result in reduced demand for our products, increased price competition, increased risk in the collectability of cash from our customers potentially resulting in increased reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs. If economic conditions deteriorate further, we may experience adverse impacts on our business, operating results and financial condition.

In response to the deterioration in the housing market, we have taken a number of steps to enhance profitability and conserve capital.   As discussed in “Other Developments – Restructurings” below, we adjusted our operating cost structure to more closely align with current demand.  In addition, we decreased our capital spending in 2008 and have further restricted capital spending in the first half of 2009.  However, we also view this market downturn as an opportunity to gain market share from our competitors.  For instance, we increased marketing and sales efforts in areas outside of our dominant markets, including northern Florida, the Gulf Coast and the Carolinas and other southeastern states resulting in incremental sales outside of Florida compared to last year.  Also, we introduced new products in 2009 and expanded product lines to broaden our product offering.   As a result of these actions, we continue to outperform the underlying market. However, gross margins have declined to 31.2% in the second quarter of 2009 from 35.8% in the second quarter of 2008, and to 27.7% in the first half of 2009 from 32.7% in the first half of 2008 due, mainly, to the impact of the loss of operating leverage against fixed costs from a decline in sales and restructuring costs.

While the homebuilding industry is in a down cycle, we still believe the long-term outlook for the industry is positive due to growth in the underlying demographics. At this point, it appears as though the housing market has not yet hit bottom. Despite these unfavorable market conditions, we still believe that, in the long-term, we can grow organically by gaining market share and outperforming our underlying markets. However, we believe difficult market conditions affecting our business will continue, and the recent downturn in the economy as a result of the mortgage crisis may further negatively affect our operating results and year-over-year comparisons.

Other Developments

Restructurings

On January 13, 2009 and March 11, 2009, we announced further restructurings of the Company as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructurings resulted in a decrease in our workforce of approximately 250 employees and included employees at both of our Venice, Florida and Salisbury, North Carolina locations.  As a result of the restructurings, we recorded restructuring charges totaling $3.0 million in the first quarter of 2009, of which $1.4 million is classified within cost of goods sold and $1.6 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended July 4, 2009.  The charges relate primarily to employee separation costs.

Selected Financial Data

The following table presents financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,		June 28,
	2009	2008		2009		2008

Net sales	100.0%	100.0%		100.0%		100.0%
Cost of sales	68.8%	64.2%		72.3%		67.3%
Gross margin	31.2%	35.8%		27.7%		32.7%
Goodwill impairment charge	-	153.1%		-		80.0%
Selling, general and administrative expenses	26.8%	26.9%		31.2%		28.2%
Income (loss) from operations	4.4%	(144.2%	)	(3.5%	)	(75.5%	)
Interest expense, net	3.7%	3.6%		3.8%		4.3%
Other expense (income), net	-	0.1%		-		-
Income (loss) before income taxes	0.7%	(147.9%	)	(7.3%	)	(79.8%	)
Income tax benefit	-	(20.4%	)	-		(11.6%	)
Net income (loss)	0.7%	(127.5%	)	(7.3%	)	(68.2%	)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 4, 2009 AND JUNE 28, 2008

Net sales

Net sales decreased nearly $13.2 million, or 22.0%, in the second quarter of 2009, compared to the 2008 second quarter.  Net sales for the second quarter of 2009 were $46.9 million, compared with net sales of $60.1 million for the second quarter of 2008.  The following table shows net sales classified by major product category (sales in millions):

	Three Months Ended
	July 4, 2009		June 28, 2008
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$32.2	68.7%	$41.8	69.6%	(23.0%)
Other Window and Door Products	14.7	31.3%	18.3	30.4%	(19.9%)

Total net sales	$46.9	100.0%	$60.1	100.0%	(22.0%)

Net sales of WinGuard branded products were $32.2 million for the second quarter of 2009, a decrease of $9.6 million, or 23.0%, from $41.8 million in net sales for the 2008 second quarter.  The decrease in sales of our WinGuard branded products was driven mainly by the decline in new home and repair and remodeling construction but also to some extent by the lack of storm activity during the two most recent hurricane seasons in the coastal markets of Florida served by the Company.

Net sales of Other Window and Door Products were $14.7 million for the second quarter of 2009, a decrease of $3.6 million, or 19.9%, from $18.3 million in net sales for the 2008 second quarter.  The decrease was mainly due to the decline in the housing industry, partially offset by increases due to new product introductions, the sales related to unitized curtain wall, and increased sales in markets outside of the state of Florida.

Gross margin

Gross margin was $14.6 million, or 31.2% of sales, for the second quarter of 2009, a decrease of $6.9 million, or 32.0%, from $21.5 million, or 35.8% of sales, for the second quarter of 2008. This decrease was largely due to lower sales volumes of all of our products  and the resulting loss of operating leverage against fixed costs, a change in mix and slight decrease in pricing, partially offset by spending reductions as a result of our cost savings initiatives.

Goodwill Impairment Charge

During the second quarter of 2008, the Company concluded that the weakness in the housing sector was likely to persist longer than previously anticipated by the Company based on its review of, among other things, sequential quarter housing starts in the second quarter of 2008 compared to the first quarter of 2008, the then recent turmoil surrounding the nation’s largest mortgage lenders and the resulting negative impact on the availability of mortgage financing and housing start forecasts published by national home builder associations pushing recovery in the new home construction market further out.  The Company then concluded that this weakness in the housing market resulted in the prolonged decline in its market capitalization as compared to its then book value.

As a result of those impairment indicators, the Company updated the first step of its goodwill impairment test and determined that its carrying value exceeded its fair value, indicating that goodwill was impaired.  Having determined that goodwill was impaired, we began performing the second step of the goodwill impairment test which involved calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing it to the then carrying amount of goodwill.  As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, the Company estimated that the implied fair value of our goodwill was less than its carrying value by approximately $92.0 million, which the Company recognized as a goodwill impairment charge in the accompanying condensed consolidated results of operations for the second quarter ended June 28, 2008.  The $92.0 million goodwill impairment charge was an estimate based on the results of the preliminary allocation of fair value in the second step.  We completed our impairment test in the third quarter of 2008, which resulted in an additional non-cash goodwill impairment charge of $1.3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $12.5 million for the second quarter of 2009, a decrease of $3.6 million, from $16.2 million for the 2008 second quarter.  This decrease was mainly due to a $2.6 million decrease in personnel related costs as the result of the cost saving actions, a $0.7 million decrease in fuel costs, a $0.4 million decrease in marketing and advertising costs and approximately $0.3 million of overall lower spending in other categories.  These cost savings were partially offset by a $0.4 million increase in bad debt expense.  As a percentage of sales, selling, general and administrative expenses were 26.8% the second quarter of 2009 compared to 26.9% for the second quarter of 2008.

Interest expense, net

Interest expense, net was $1.7 million in the second quarter of 2009, a decrease of $0.5 million, from $2.2 million for the second quarter of 2008.  The decrease was due to a lower level of debt during the second quarter of 2009 compared to the second quarter of 2008 as the result of the prepayment of $40 million debt over the second and third quarters of 2008, partially offset by a higher interest rate on our debt which was a weighted average of 6.5% during the second quarter of 2009, compared to a weighted average of 6.1% during the second quarter of 2008.

Other expense (income), net

There was other expense of less than $0.1 million for the second quarter of 2008.  The amounts in each quarter relate to the ineffective portions of aluminum hedges designated as effective over-hedges.

Income tax benefit

We had an effective tax rate of zero for the second quarter of 2009, compared to an income tax rate of a benefit of 13.8% for the second quarter of 2008.  In the fourth quarter of 2008, we provided a valuation allowance on all our deferred tax assets because their realization in this difficult economy cannot be assured.  Changes in deferred tax assets and liabilities during the second quarter of 2009 were offset by changes in the valuation allowance for deferred tax assets.  Excluding the change in the valuation allowance, the effective tax rate in the second quarter of 2009 would have been an expense of 94.6%.  The effective tax rate in the second quarter of 2009 excluding the change in the valuation allowance, was the result of the effect of permanent differences that occurred during the quarter relative to income before income taxes of only $0.3 million.

We had an effective tax rate of a benefit of 13.8% for the second quarter of 2008.  Excluding deferred tax benefits totaling $13.5 million related to the $92 million estimated goodwill impairment charge recorded in the second quarter of 2008 and a $0.1 million valuation allowance recorded against the deferred tax assets for North Carolina state tax credits, we would have had an effective tax rate of 36.6% for the second quarter of 2008.

RESULTS OF OPERATIONS FOR FIRST HALF ENDED JULY 4, 2009 AND JUNE 28, 2008

Net sales

Net sales decreased $26.5 million, or 23.1%, in the first half of 2009, compared to the first half of 2008.  Net sales for the first half of 2009 were $88.4 million, compared with net sales of $114.9 million for the first half of 2008.  The following table shows net sales classified by major product category (sales in millions):

	First Half Ended
	July 4, 2009		June 28, 2008
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$60.0	67.9%	$80.5	70.0%	(25.5%)
Other Window and Door Products	28.4	32.1%	34.4	30.0%	(17.6%)

Total net sales	$88.4	100.0%	$114.9	100.0%	(23.1%)

Net sales of WinGuard branded products were $60.0 million for the first half of 2009, a decrease of $20.5 million, or 25.5%, from $80.5 million in net sales for the first half of 2008.  The decrease in sales of our WinGuard branded products was driven mainly by the decline in new home and repair and remodeling construction but also to some extent by the lack of storm activity during the two most recent hurricane seasons in the coastal markets of Florida served by the Company.

Net sales of Other Window and Door Products were $28.4 million for the first half of 2009, a decrease of $6.0 million, or 17.6%, from $34.4 million in net sales for the first half of 2008.  The decrease was mainly due to the decline in the housing industry, partially offset by increases due to new product introductions, the sales related to unitized curtain wall, and increased sales in markets outside of the state of Florida.

Gross margin

Gross margin was $24.5 million, or 27.7% of sales, for the first half of 2009, a decrease of $13.0 million, or 34.7%, from $37.6 million, or 32.7% of sales, for the first half of 2008. This decrease was largely due to lower sales volumes of all of our products  and the resulting loss of operating leverage against fixed costs, a change in mix and slight decrease in pricing, partially offset by spending reductions as a result of our cost savings initiatives.  There were restructuring charges in cost of goods sold in each period of $1.4 million in the first half of 2009 and $1.1 million in the first half of 2008.  Adjusting for these charges, gross margin was $25.9 million, or 29.3% of sales, for the first half of 2009, compared to $38.6 million, or 33.6% of sales, for the first half of 2008, mainly due to the loss of leverage from the decrease in sales.

Goodwill Impairment Charge

During the second quarter of 2008, the Company concluded that the weakness in the housing sector was likely to persist longer than previously anticipated by the Company based on its review of, among other things, sequential quarter housing starts in the second quarter of 2008 compared to the first quarter of 2008, the then recent turmoil surrounding the nation’s largest mortgage lenders and the resulting negative impact on the availability of mortgage financing and housing start forecasts published by national home builder associations pushing recovery in the new home construction market further out.  The Company then concluded that this weakness in the housing market resulted in the prolonged decline in its market capitalization as compared to its then book value.

As a result of those impairment indicators, the Company updated the first step of its goodwill impairment test and determined that its carrying value exceeded its fair value, indicating that goodwill was impaired.  Having determined that goodwill was impaired, we began performing the second step of the goodwill impairment test which involved calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing it to the then carrying amount of goodwill.  As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, the Company estimated that the implied fair value of our goodwill was less than its carrying value by approximately $92.0 million, which the Company recognized as a goodwill impairment charge in the accompanying condensed consolidated results of operations for the second quarter ended June 28, 2008.  The $92.0 million goodwill impairment charge was an estimate based on the results of the preliminary allocation of fair value in the second step.  We completed our impairment test in the third quarter of 2008, which resulted in an additional non-cash goodwill impairment charge of $1.3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $27.6 million for the first half of 2009, a decrease of $4.9 million, from $32.4 million for the first half of 2008.  There were restructuring charges in selling, general and administrative expenses in each period of $1.6 million in the first half of 2009 and $0.7 million in the first half of 2008.  Adjusting for these charges, selling, general and administrative expenses were $25.9 million for the first half of 2009, compared to $31.8 million for the first half of 2008, a decrease of $5.8 million. This decrease was mainly due to a $4.4 million decrease in personnel related costs as the result of the cost saving actions, a $1.0 million decrease in fuel costs, a $0.8 million decrease in marketing and advertising costs and approximately $0.4 million of overall lower spending in other categories.  These cost savings were partially offset by a $0.8 million increase in bad debt expense.  As a percentage of sales, adjusted selling, general and administrative expenses increased during the first half of 2009 to 29.3% compared to 27.6% for the first half of 2008, mainly due to the loss of leverage from the decrease in sales.

Interest expense, net

Interest expense, net was $3.3 million in the first half of 2009, a decrease of $1.6 million, from $4.9 million for the first half of 2008.  The decrease was due to a lower level of debt during the first half of 2009 compared to the first half of 2008 as the result of the prepayment of $40 million debt over the second and third quarters of 2008, and a lower interest rate on our debt which was a weighted average of 6.4% during the first half of 2009, compared to a weighted average of 7.1% during the first half of 2008.

Other expense (income), net

There was other expense of less than $0.1 million for the first half of 2009, compared to other income of less than $0.1 million for the first half of 2008. The amounts in each quarter relate to ineffective portions of aluminum hedges.

Income tax benefit

We had an effective tax rate of zero for the first half of 2009, compared to an income tax benefit rate of 14.5% for the first half of 2008.  In the fourth quarter of 2008, we provided a valuation allowance on all our deferred tax assets because their realization in this difficult economy cannot be assured.  Deferred tax assets created as a result of generating additional net operating loss carry-forwards in the first quarter of 2009 were equally offset by an increase in the valuation allowance.  Excluding the change in the valuation allowance, the effective tax rate in the first half of 2009 would have been a tax benefit of 35.4%.

We had an effective tax rate of a benefit of 14.5% for the first half of 2008.  Excluding deferred tax benefits totaling $13.5 million related to the $92 million estimated goodwill impairment charge recorded in the second quarter of 2008 and a $0.1 million valuation allowance recorded against the deferred tax assets for North Carolina state tax credits, we would have had an effective tax rate of 36.7% for the first half of 2008.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities was $2.2 million in the first half of 2009 compared to $9.0 million in the half of 2008.  This decrease was mainly due to lower operating profitability in the first half of 2009 than 2008. Direct cash flows from operations for the first half of 2009 and 2008 are as follows:

	Direct Cash Flows
	Six Months Ended
	July 4,	June 28,
(in millions)	2009	2008
Collections from customers	$88.0	$114.3
Other collections of cash	1.6	2.2
Disbursements to vendors	(51.1)	(63.2)
Personnel related disbursements	(34.2)	(41.7)
Debt service costs	(3.1)	(4.9)
Other cash activity, net	1.0	2.3

Cash provided by operations	$2.2	$9.0

Other collections of cash in both the first half of 2009 and 2008 primarily represent scrap aluminum sales.  The first half of 2009 also includes $0.7 million of proceeds from an insurance recovery.  Other cash activity, net, in both periods is primarily composed of federal tax refunds.

Days sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 41 days at July 4, 2009, and 39 days at January 3, 2009, compared to 38 days at June 28, 2008 and 37 days at December 29, 2007.

Investing activities. Cash provided by investing activities was $0.8 million for the first half of 2009, compared to cash used of $1.9 million for the first half of 2008. The increase of $2.7 million in cash from investing activities was mainly due to $2.2 million of net cash received from our margin account with our commodities broker related to returns of previously funded margin calls and settlements of forward contracts for aluminum, which we classify as investing activities, and a $0.5 million decrease in capital expenditures due to a lower level of capital spending in the first half of 2009 than in 2008.

Financing activities. Cash used in financing activities was $8.1 million in the first half of 2009, compared to cash used of $9.3 million in the first half of 2008.  In June 2009, we prepaid $8.0 million of our long-term debt and in June 2008, we prepaid $10.0 million of our long-term debt, with cash generated from operations.  Cash used in financing activities in the first half of 2008 includes cash proceeds from stock option exercises of $0.2 million and related excess tax benefits of $0.5 million. There were no options exercised in the first half of 2009.

Capital Resources. On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of July 4, 2009, there was $25.2 million available under the revolving credit facility.

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

Using proceeds from the rights offering, the Company made an additional prepayment of $20 million on August 11, 2008, bringing total prepayments of debt at that time to $30 million as required under the amended credit agreement.  Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 25 basis points of the then outstanding balance under the credit agreement of $100 million, the amendment became effective on August 11, 2008.  Fees paid to the administrative agent and lenders totaled $0.6 million and have been deferred, and the unamortized balance of $0.4 million is included in other assets on the accompanying condensed consolidated balance sheet as of July 4, 2009.  Such fees are being amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the credit agreement.

During June 2009, we prepaid an additional $8.0 million of long-term debt using cash generated from operations during the second quarter of 2009 and cash on hand.

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

The first lien term loan is secured by a perfected first priority pledge of all of the equity interests of our subsidiary and perfected first priority security interests in and mortgages on substantially all of our tangible and intangible assets subject to such exceptions as are agreed. The senior secured credit facility contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiary to (i) dispose of assets; (ii) change our business; (iii) engage in mergers or consolidations; (iv) make certain acquisitions; (v) pay dividends; (vi) incur indebtedness or guarantee obligations and issue preferred and other disqualified stock; (vii) make investments and loans; (viii) incur liens; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) issue stock or stock options under certain conditions; (xii) amend or prepay subordinated indebtedness and loans under the second lien secured credit facility; (xiii) modify or waive material documents; or (xiv) change our fiscal year. In addition, under the senior secured credit facility, we are required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and maximum capital expenditures.

The term note and line of credit require that we maintain compliance with certain financial covenants, one of which requires us to maintain a total leverage ratio, as defined in the credit agreement, as amended, of not greater than certain predetermined amounts. We were in compliance with all financial covenants as of July 4, 2009 and we will evaluate, if needed, what action or actions may be available or necessary to maintain compliance with our financial covenants, including cost saving actions and the prepayment of debt.

Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver under the senior secured credit facility, we believe we will have sufficient capital to meet our short-term and long-term needs, including our capital expenditures and our debt obligations in 2009.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.  For the first half of 2009, capital expenditures were $1.4 million, compared to $2.0 million for the first half of 2008.  During 2008 and continuing into 2009, we reduced certain discretionary capital spending to conserve cash.  We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

Hedging.  We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production.  The Company enters into these contracts by trading on the London Metals Exchange (“LME”).  The Company trades on the LME using an international commodities broker that offers global access to all major markets.  The Company maintains a $0.4 million line of credit with its commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls.  Should the price of aluminum fall to a level which causes the Company’s liability for open aluminum contracts to exceed $0.4 million, the Company is required to fund daily margin calls to cover the excess. As of Saturday, July 4, 2009, the amount on deposit with our commodities broker of $1.5 million was less than the liability position of our aluminum forward contracts by $0.5 million due to movements in the price of aluminum on Friday, July 3, 2009.  On Monday, July 6, 2009, we funded the $0.1 million difference between the net liability position of our aluminum contracts and our $0.4 million line of credit.  As such, the full $0.4 million line of credit was used as of July 4, 2009.

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

We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended January 3, 2009 as filed with the Securities and Exchange Commission on March 19, 2009.  There have been no changes to our critical accounting policies during the first half of 2009.

Related Party Transactions

In the ordinary course of business, we sell windows to Builders FirstSource, Inc., a company controlled by affiliates of JLL Partners, Inc. One of our directors, Floyd F. Sherman, is the president, chief executive officer, and a director of Builders FirstSource, Inc. In addition, Ramsey A. Frank, Brett N. Milgrim, and Paul S. Levy are directors of Builders FirstSource, Inc. Total net sales to Builders FirstSource, Inc. were $0.8 million and $1.5 million for the second quarter and first half of 2009 and $0.7 million and $1.4 million for the second quarter and first half of 2008.  As of July 4, 2009 and January 3, 2009 there was $0.5 million and $0.2 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at July 4, 2009, a one percentage-point increase (decrease) in interest rates would result in approximately $0.8 million of additional (reduced) interest costs annually.  As of July 4, 2009, we had no interest rate swaps or caps in place which means our debt is all adjustable-rate debt.

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process.  We entered into aluminum hedging instruments that settle at various times through the end of 2010 and cover approximately 70% of our anticipated needs during the remainder of  2009 at an average price of $0.99 per pound and 45% during 2010 at an average price of $0.94 per pound.

For forward contracts for the purchase of aluminum at July 4, 2009, a 10% decrease in the price of aluminum would decrease the fair value of our forward contacts of aluminum by $0.6 million.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 12, 2009, the stockholders (1) elected 3 Class III directors, previously nominated by our Board of Directors, to serve until our 2012 annual meeting of stockholders and until their respective successors shall have been duly elected and qualified, and (2) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year.  Voting results were as follows:

(1) - Election of directors:	Votes For	Votes Withheld	Broker Non-Votes
Paul S. Levy	29,570,311	3,160,663	-
Rodney Hershberger	29,511,243	3,219,731	-
Floyd F. Sherman	32,663,713	67,261	-

(2) - Ratification of the appointment of Ernst & Young LLP:	Votes For	Votes Against	Abstaining
	32,616,513	16,964	97,497

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

PGT, INC.
(Registrant)

Date: August 12, 2009	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: August 12, 2009	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*         Filed herewith.

**         Furnished herewith.