Form 10-Q
period 2009-10-03
PGT, Inc.
filed 2009-11-12
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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

Common Stock, $0.01 par value – 35,673,171 shares, as of October 31, 2009.

* Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net sales	$41,616	$54,330	$129,997	$169,266
Cost of sales	30,752	38,132	94,618	115,506

Gross margin	10,864	16,198	35,379	53,760

Goodwill and intangible impairment charges	-	1,600	-	93,600
Selling, general and administrative expenses	12,642	14,475	40,194	46,909

Loss (income) from operations	(1,778)	123	(4,815)	(86,749)

Interest expense, net	1,735	2,236	5,050	7,153
Other expense (income), net	27	18	33	(38)

Loss before income taxes	(3,540)	(2,131)	(9,898)	(93,864)

Income tax benefit	(181)	(502)	(181)	(13,799)

Net loss	$(3,359)	$(1,629)	$(9,717)	$(80,065)

Net loss per common share:
Basic and diluted	$(0.10)	$(0.05)	$(0.28)	$(2.74)

Weighted average shares outstanding:
Basic and diluted	35,300	32,082	35,247	29,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	October 3,	January 3,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,094	$19,628
Accounts receivable, net	17,044	17,321
Inventories	11,236	9,441
Deferred income taxes	360	1,158
Other current assets	4,213	5,569

Total current assets	35,947	53,117

Property, plant and equipment, net	67,944	73,505
Other intangible assets, net	69,019	72,678
Other assets, net	1,430	1,317

Total assets	$174,340	$200,617

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,441	$14,582
Current portion of long-term debt and capital lease obligations	103	330

Total current liabilities	15,544	14,912

Long-term debt and capital lease obligations	70,190	90,036
Deferred income taxes	17,675	18,473
Other liabilities	2,658	3,011

Total liabilities	106,067	126,432

Commitments and contingencies (note 10)

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	-	-
Common stock; par value $.01 per share; 200,000 shares authorized; 35,673 and
35,392 shares issued and 35,303 and 35,197 shares outstanding at
October 3, 2009 and January 3, 2009, respectively	353	352
Additional paid-in-capital	241,588	241,177
Less: Treasury shares at cost	(6)	-
Accumulated other comprehensive loss	(567)	(3,966)
Accumulated deficit	(173,095)	(163,378)

Total shareholders' equity	68,273	74,185

Total liabilities and shareholders' equity	$174,340	$200,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	October 3,	September 27,
	2009	2008
	(unaudited)

Cash flows from operating activities:
Net loss	$(9,717)	$(80,065)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	7,858	8,575
Amortization	4,234	4,177
Stock-based compensation	418	588
Excess tax benefits from stock-based compensation plans	-	(458)
Deferred taxes	-	(13,686)
Amortization of deferred financing costs	472	624
Derivative financial instruments	33	(38)
Impairment charges	-	93,600
Loss on disposal of assets	83	6
Change in operating assets and liabilities:
Accounts receivable	1,109	535
Inventories	(1,713)	(2,445)
Prepaid expenses and other current assets	297	757
Accounts payable, accrued and other liabilities	(50)	729

Net cash provided by operating activities	3,024	12,899

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,835)	(2,993)
Acquisition of assets	(1,452)	-
Proceeds from sales of equipment	78	58
Net change in margin account for derivative financial instruments	3,736	-

Net cash provided by (used in) investing activities	527	(2,935)

Cash flows from financing activities:
Payments of long-term debt	(20,000)	(40,000)
Payments of capital leases	(73)	(17)
Purchases of treasury stock	(6)	-
Payments of financing costs	-	(634)
Adjustment to and net proceeds from issuance of common stock	(6)	29,362
Proceeds from exercise of stock options	-	210
Excess tax benefits from stock-based compensation plans	-	458

Net cash used in financing activities	(20,085)	(10,621)

Net decrease in cash and cash equivalents	(16,534)	(657)
Cash and cash equivalents at beginning of period	19,628	19,479
Cash and cash equivalents at end of period	$3,094	$18,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods.  Each of our Company’s fiscal quarters ended October 3, 2009 and September 27, 2008 consisted of 13 weeks.

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

We have evaluated the condensed consolidated financial statements for subsequent events through November 12, 2009, the date of the filing of this Form 10-Q.

NOTE 2.   RECENT DEVELOPMENTS

Acquisition

Pursuant to an asset purchase agreement by and between Hurricane Window and Door Factory, LLC (“Hurricane”) of Ft. Myers, Florida, and our operating subsidiary, PGT Industries, Inc., effective on August 14, 2009, we acquired certain operating assets of Hurricane for approximately $1.5 million in cash.  Hurricane designed and manufactured high-end vinyl impact products for the single- and multi-family residential markets. The products provide long-term energy and structural benefits, while qualifying homeowners for the government’s energy tax credits through the American Recovery and Reinvestment Act of 2009.  This product line was developed specifically for the hurricane protection market and combines some of the highest structural ratings in the industry with excellent energy efficiency.  The acquisition of this business expands our presence in the energy efficient vinyl impact-resistant market, increases our ability to serve the multi-story condo market, and enhances our ability to offer a complete line of impact products to the customer.

The acquisition was accounted for as the purchase of a business in accordance with GAAP.  The assets acquired included Hurricane’s inventory, comprised almost entirely of raw materials, and property and equipment, primarily comprised of machinery and other manufacturing equipment.  We also acquired the right to use Hurricane’s design technology through the end of 2010 and the option to purchase the technology at any time through the end of 2010 and, if desired, we can extend the right to use and the option to purchase Hurricane’s design technology for an additional one year period through the end of 2011.  The allocation of the $1.5 million cash purchase price to the fair value of the assets acquired as of the August 14, 2009 acquisition date is as follows:

(in thousands)	Fair Values
Inventory	$254
Property and equipment	623
Identifiable intangibles	575
Net assets acquired	1,452
Purchase price	1,452
Goodwill	$-

The value of inventory was established based on then current purchase prices of identical materials available from Hurricane’s existing vendors.  The value of property and equipment was established based on Hurricane’s net carrying values which we determined to approximate fair value due to, among other things, their having been in service for less than one year.  We engaged a third-party valuation specialist to assist us in estimating the fair value of the identifiable intangible assets consisting of the right to use Hurricane’s design technology and the related purchase option.  The fair value of the identifiable intangible assets was estimated using an income approach based on projections provided by management, which we consider to be Level 3 inputs. The carrying value of the intangible assets of $0.6 million is included in other intangible assets, net, in the accompanying condensed consolidated balance sheet at October 3, 2009.  The intangible assets are being amortized on the straight-line basis over their estimated lives of approximately 1.3 years through the end of 2010.  Amortization expense of less than $0.1 million is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended October 3, 2009.  Acquisition costs of less than $0.1 million are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended October 3, 2009.  Hurricane’s operating results prior to the acquisition and in the third quarter of 2009 were insignificant.

Restructurings

On January 13, 2009, March 11, 2009 and September 24, 2009, we announced further restructurings of the Company as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructurings resulted in an aggregate decrease in our workforce of approximately 325 employees and included employees at both our Venice, Florida and Salisbury, North Carolina locations.  As a result of the restructurings, we recorded restructuring charges totaling $0.9 million in the third quarter of 2009, of which $0.5 million is classified within cost of goods sold and $0.4 million is classified within selling, general and administrative expenses, and $3.9 million in the first nine months of 2009, of which $1.9 million is classified within cost of sales and $2.0 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended October 3, 2009.  The charges related primarily to employee separation costs.

The total costs incurred for the restructurings in 2008 and 2007 were $2.1 million and $2.4 million, respectively.

The following table provides information with respect to our accrual for restructuring costs:

Accrued Restructuring Costs	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended October 3, 2009:
2008 Restructuring	$-	$-	$-	$-
2009 Restructurings	81	903	(406)	578
For the three months ended October 3, 2009	$81	$903	$(406)	$578

Three months ended September 27, 2008:
2007 Restructuring	$-	$-	$-	$-
2008 Restructuring	-	-	-	-
For the three months ended September 27, 2008	$-	$-	$-	$-

Nine months ended October 3, 2009:
2008 Restructuring	$332	$-	$(332)	$-
2009 Restructurings	-	3,905	(3,327)	578
For the nine months ended October 3, 2009	$332	$3,905	$(3,659)	$578

Nine months ended September 27, 2008:
2007 Restructuring	$850	$-	$(850)	$-
2008 Restructuring	-	1,752	(1,752)	-
For the nine months ended September 27, 2008	$850	$1,752	$(2,602)	$-

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

The following table provides information with respect to our warranty accrual:

	Beginning	Charged to			End of
Accrued Warranty	of Period	Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended October 3, 2009	$4,086	$666	$50	$(655)	$4,147

Three months ended September 27, 2008	$4,710	$540	$(34)	$(790)	$4,426

Nine months ended October 3, 2009	$4,224	$2,080	$(75)	$(2,082)	$4,147

Nine months ended September 27, 2008	$4,986	$2,539	$(485)	$(2,614)	$4,426

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

	October 3,	January 3,
	2009	2009
	(in thousands)

Finished goods	$1,383	$905
Work in progress	217	342
Raw materials	9,636	8,194

Inventories	$11,236	$9,441

NOTE 5.   STOCK COMPENSATION EXPENSE

We record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We recorded compensation expense for stock based awards of less than $0.1 million for the third quarter of 2009 and $0.2 million for the third quarter of 2008.  We recorded compensation expense for stock based awards of $0.4 million for the first nine months of 2009 and $0.6 million for the first nine months of 2008.  As of October 3, 2009, there was $0.2 million and $0.3 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.6 years.

NOTE 6.   NET LOSS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents.

Due to the net losses in all periods presented herein, the dilutive effect of stock-based compensation plans is anti-dilutive.  There were shares of common stock of 1,357,230 for the third quarter and 1,690,184 for the first nine months of 2009 relating to stock option agreements excluded from the computation of diluted EPS in each period as their effect would have been anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(in thousands, except per share amounts)

Net loss	$(3,359)	$(1,629)	$(9,717)	$(80,065)

Weighted-average common shares - Basic	35,300	32,082	35,247	29,183
Add: Dilutive effect of stock compensation plans	-	-	-	-

Weighted-average common shares - Diluted	35,300	32,082	35,247	29,183

Net loss per common share:
Basic and diluted	$(0.10)	$(0.05)	$(0.28)	$(2.74)

NOTE 7.   OTHER INTANGIBLE ASSETS

Other intangible assets are as follows:

			Original
	October 3,	January 3,	Useful Life
	2009	2009	(in years)
	(in thousands)
Other intangible assets:
Trademarks	$44,400	$44,400	indefinite

Customer relationships	55,700	55,700	10
Technology license and option	575	-	1.3
Less: Accumulated amortization	(31,656)	(27,422)

Subtotal	24,619	28,278

Other intangible assets, net	$69,019	$72,678

Indefinite Lived Intangible Asset

The impairment evaluation for indefinite lived intangible assets, which for the Company are its trademarks, is conducted at the end of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset might be impaired.  The determination of fair value used in the impairment evaluation is based on discounted estimates of future projected cost savings attributable to ownership of the trademarks.  The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions used in current operating plans.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  The determination of fair value is highly sensitive to changes in estimated future cash flows and changes in the discount rate used to evaluate the fair value of the trademarks. Estimated cash flows are sensitive to changes in the Florida housing market and changes in the economy, among other things.  The discount rate is sensitive to changes in interest rates and, among other things, company-specific and other risk factors.

As a result of impairment indicators related to the weakness in the housing market we identified during the second quarter of 2008, the Company evaluated its trademarks for impairment and compared the estimated fair value of its trademarks to their carrying value and preliminarily determined that there was no impairment.  During the third quarter of 2008, as part of finalizing its second quarter impairment tests, the Company made certain changes to its projections that affected the previous estimate of fair value and, when compared to the carrying value of indefinite lived intangibles, resulted in a $0.3 million impairment charge in the third quarter of 2008.  We performed our annual assessment of our trademarks as of January 3, 2009. Given a further decline in housing starts and the overall tightening of the credit markets, our revised forecasts indicated additional impairment was present, resulting in an additional impairment charge of $17.8 million in the fourth quarter of 2008.  Due to the prolonged and continued challenging economic factors impacting the housing industry and our recent actual results, we evaluated our trademarks for impairment as of October 3, 2009 and determined that there was no impairment.  Intangible assets not subject to amortization totalled $44.4 million at October 3, 2009.  We will continue to evaluate the recoverability of our trademarks as continued declines in housing activity could result in additional impairment.

Amortizable Intangible Asset

As a result of the impairment indicators described above, during the second quarter of 2008 and again as of January 3, 2009 and October 3, 2009, we tested our customer relationships intangible asset for impairment by comparing the estimated future undiscounted net cash flows expected to be generated by the asset group containing this asset to its carrying value and determined that there was no impairment.  We will continue to evaluate the recoverability of our customer relationships intangible asset as continued declines in housing activity could result in additional impairment.

Effective August 14, 2009, we acquired certain operating assets of Hurricane. In addition to Hurricane’s inventory and property and equipment, we also acquired the right to use Hurricane’s design technology through the end of 2010 and the option to purchase the technology at any time through the end of 2010.  See Note 2.

NOTE 8.   LONG-TERM DEBT

On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan.  The second lien term loan was fully repaid with proceeds from our IPO in 2006.  The outstanding balance of the first lien term loan on October 3, 2009 was $70.0 million, a decrease of $20.0 million since the beginning of 2009 due to the prepayments as discussed below.

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

Using proceeds from the rights offering, the Company made an additional prepayment of $20 million on August 11, 2008, bringing total prepayments of debt at that time to $30 million as required under the amended credit agreement.  Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 25 basis points of the then outstanding balance under the credit agreement of $100 million, the amendment became effective on August 11, 2008.  Fees paid to the administrative agent and lenders totaled $0.6 million and have been deferred, and the unamortized balance of $0.3 million is included in other assets on the accompanying condensed consolidated balance sheet as of October 3, 2009.  Such fees are being amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the credit agreement.

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

Contractual future maturities of long-term debt and capital leases as of October 3, 2009 are as follows (in thousands):

Remainder of 2009	$25
2010	288
2011	842
2012	69,138

Total	$70,293

During June 2009, we prepaid $8.0 million of long-term debt using cash generated from operations during the second quarter of 2009 and cash on hand.  During September 2009, we prepaid $12.0 million of long-term debt from cash on hand but also cash generated from operations during the third quarter of 2009.  During 2008, we prepaid $40.0 million of long-term debt with cash generated from operations and the net proceeds of the rights offering, which totaled $29.3 million.

Under our credit agreement, as amended, our Company is required to maintain compliance with certain financial covenants, one of which requires our Company to maintain a total leverage ratio of not greater than certain predetermined amounts.  As discussed above, we made a $12.0 million prepayment of outstanding bank debt and we were in compliance with all covenants required by our credit agreement, as amended, as of October 3, 2009.

As of October 3, 2009, there was $26.0 million available under our $30.0 million revolving credit facility.  However, on October 6, 2009, after the close of the 2009 third quarter, we drew down $12.0 million under the revolving credit facility for working capital and general corporate purposes, including growth initiatives such as new product offerings and our expanding presence in the vinyl impact-resistant market.  Borrowings under our revolving credit facility have a future contractual maturity in February 2011.

As a result of the draw-down under the revolving credit facility, and based on management’s current forecasts of profitability for the fourth quarter of 2009, we expect to be required to make an additional debt repayment before the end of our 2009 fiscal year, which ends on January 2, 2010.  As of the date of the filing of this Quarterly Report on Form 10-Q, we estimate that we will have adequate cash on hand to make any required debt repayment and maintain compliance with the maximum allowed leverage ratio for the fourth quarter of 2009 as defined in our credit agreement, as amended.  However, we have continued to experience a significant deterioration in the various markets in which we compete.  Any further deterioration in these markets may adversely impact our ability to meet our leverage ratio in the fourth quarter of 2009.  We will continue to evaluate what action, if any, might be necessary to maintain compliance with our financial covenants, including further cost saving actions and raising additional capital.

On an annual basis, our Company is required to compute excess cash flow, as defined in our credit and security agreement with the bank. In periods where there is excess cash flow, our Company is required to make prepayments in an aggregate principal amount determined through reference to a grid based on the leverage ratio. No such prepayments were required for the year ended January 3, 2009 or the nine months ended October 3, 2009.

NOTE 9.   COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table shows the components of comprehensive income (loss) for the three and nine months ended October 3, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net loss	$(3,359)	$(1,629)	$(9,717)	$(80,065)

Other comprehensive income (loss), net of taxes:
Change related to interest rate swap, net of
tax expense of $28 for the nine months
ended September 27, 2008	-	-	-	46
Change related to forward contracts for
aluminum, net of tax expense of $0 and tax
benefit of $234 for the three month periods ended
October 3, 2009 and September 27, 2008, respectively,
and net of tax expense of $0 and $77 for the nine
month periods ended October 3, 2009 and
September 27, 2008, respectively	846	(366)	249	119

Total comprehensive loss	$(2,513)	$(1,995)	$(9,468)	$(79,900)

The following table shows the components of accumulated other comprehensive loss for the three and nine months periods ended October 3, 2009 and September 27, 2008:

		Aluminum
		Forward	Valuation
(in thousands)		Contracts	Allowance	Total
Balance at July 4, 2009		$(1,571)	$(498)	$(2,069)
Changes in fair value		846	-	846
Reclassification to earnings		656	-	656
Tax (expense) benefit		(470)	470	-
Balance at October 3, 2009		$(539)	$(28)	$(567)

		Aluminum
	Interest Rate	Forward	Valuation
(in thousands)	Swap	Contracts	Allowance	Total
Balance at June 28, 2008	$-	$109	$-	$109
Changes in fair value	-	(521)	-	(521)
Reclassification to earnings	-	(79)	-	(79)
Tax benefit	-	234	-	234
Balance at September 27, 2008	$-	$(257)	$-	$(257)

		Aluminum
		Forward	Valuation
(in thousands)		Contracts	Allowance	Total
Balance at January 3, 2009		$(2,584)	$(1,382)	$(3,966)
Changes in fair value		249	-	249
Reclassification to earnings		3,150	-	3,150
Tax (expense) benefit		(1,354)	1,354	-
Balance at October 3, 2009		$(539)	$(28)	$(567)

		Aluminum
	Interest Rate	Forward	Valuation
(in thousands)	Swap	Contracts	Allowance	Total
Balance at December 29, 2007	$(46)	$(376)	$-	$(422)
Changes in fair value	74	609	-	683
Reclassification to earnings	-	(413)	-	(413)
Tax expense	(28)	(77)	-	(105)
Balance at September 27, 2008	$-	$(257)	$-	$(257)

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

NOTE 11.  INCOME TAXES

No liabilities for unrecognized tax benefits were recognized in conjunction with our FIN 48 implementation, and there have been no changes to our unrecognized tax benefits.  However, should we accrue for such liabilities if they arise in the future, we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

In 2008, we established a valuation allowance to reduce to zero our net deferred tax assets, excluding the $17.3 million deferred tax liability related to trademarks.  Driven by the goodwill and other intangible impairment charges recorded in 2008 totalling $187.7 million, our cumulative losses over the last three fiscal years, as well as the significant downturn in our primary industry of home construction, we concluded that sufficient negative evidence existed that it was deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits.  Of the $8.3 million valuation allowance at October 3, 2009, less than $0.1 million was allocated to accumulated other comprehensive loss in the accompanying consolidated balance sheet at that date to offset the tax benefit that is recorded in accumulated other comprehensive loss.

We had an effective tax rate of a benefit of 5.1% for the third quarter and a benefit of 1.8% for the nine months of 2009.  The benefits result from certain adjustments relating to the amendment of a prior year tax return.  Changes in deferred tax assets and liabilities during the third quarter and first nine months of 2009 were offset by changes in the valuation allowance for deferred tax assets.  Excluding the change in the valuation allowance, the effective tax rates in the third quarter and first nine months of 2009 would have been 42.5% and 38.0%, respectively.

We had an effective tax rate of 23.6% for the third quarter and 14.7% for the first nine months of 2008.  Excluding the deferred tax benefits totaling $0.3 million related to the $1.6 million of impairment charges recorded in the quarter and $13.8 million related to the $93.6 million of impairment charges and a $0.1 million valuation allowance recorded against the deferred tax assets for North Carolina state tax credits recorded in the nine months ended September 29, 2008, we would have had an effective tax rate of 36.5% for the quarter and 36.4% for the first nine months ended September 27, 2008.

NOTE 12.  FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

Financial Instruments

Our financial instruments, not including derivative financial instruments discussed below, include cash, accounts receivable, accounts payable and capital leases whose carrying amounts approximate their fair values due to their short-term nature.  Our financial instruments also include long-term debt.  Based on bid prices for prices for our debt, the fair value of our long-term debt was approximately $51 million at October 3, 2009 and $63 million at January 3, 2009.

Derivative Financial Instruments

We enter into aluminum forward contracts to hedge fluctuations in the purchase price of aluminum extrusion we use in production.  At October 3, 2009, we had 36 outstanding forward contracts for the purchase of 7.3 million pounds of aluminum at an average price of $0.94 per pound with maturity dates of between one month and fifteen months through December 2010.  These contracts are designated as cash flow hedges since they are highly effective in offsetting changes in cash flow attributable to forecasted purchases of aluminum. These aluminum hedges were in a net liability position at October 3, 2009 and had fair values totaling $0.8 million.  We maintain a line of credit of $0.4 million with our commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls.  Should the price of aluminum fall to a level which causes our liability for open aluminum contracts to exceed $0.4 million, we must fund daily margin calls to cover the excess.  We entered into a master netting arrangement (MNA) with our commodities broker that provides for, among other things, the immediate close-out netting of exchange-traded transactions in the event of our failure to make any required contract payments or upon the commencement of  insolvency proceedings, voluntary or otherwise.

As of October 3, 2009, we had $0.4 million of cash on deposit with our commodities broker related to funding of margin calls on open forward contracts for the purchase of aluminum in a liability position.  We net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis.  For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

The fair value of our aluminum hedges are classified in the accompanying condensed consolidated balance sheets as follows (in thousands):

		October 3,	January 3,
		2009	2009

Derivatives in a net liability position	Balance Sheet Location
Hedging instruments:
Aluminum forward contracts	Accrued liabilities	$(657)	$(3,251)
Aluminum forward contracts	Other liabilities	(106)	(985)
Cash on deposit related to payments of margin calls	Accrued liabilities	362	3,251
Cash on deposit related to payments of margin calls	Other liabilities	-	847

Total hedging instruments		$(401)	$(138)

Our aluminum hedges qualify as highly effective for reporting purposes.  Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for aluminum extrusion.  At October 3, 2009, these contracts were designated as effective. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. For the three and nine months ended October 3, 2009 and September 27, 2008, there were no amounts reclassified to earnings due to a forecasted transaction being deemed improbable of occurring. The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive loss is $0.8 million ($0.6 million net of tax effects) as of October 3, 2009, of which $0.7 million is expected to be reclassified to earnings in the next twelve months based on scheduled settlement dates of the related contracts. The following represents the gains (losses) on derivative financial instruments for the three and nine months ended October 3, 2009 and September 27, 2008, and their classifications within the accompanying condensed consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended			Three Months Ended			Three Months Ended
	Oct. 3,	Sept. 27,		Oct. 3,	Sept. 27,		Oct. 3,	Sept. 27,
	2009	2008		2009	2008		2009	2008

Aluminum contracts	$846	$(287)	Cost of sales	$(656)	$79	Other income or other expense	$(27)	$(18)
Interest rate swap	-	-		-	-		-	-

	$846	$(287)		$(656)	$79		$(27)	$(18)

	Nine Months Ended			Nine Months Ended			Nine Months Ended
	Oct. 3,	Sept. 27,		Oct. 3,	Sept. 27,		Oct. 3,	Sept. 27,
	2009	2008		2009	2008		2009	2008

Aluminum contracts	$249	$532	Cost of sales	$(3,150)	$413	Other income or other expense	$(33)	$38
Interest rate swap	-	46		-	-		-	-

	$249	$578		$(3,150)	$413		$(33)	$38

Aluminum forward contracts identical to those held by the Company trade on the London Metals Exchange (“LME”).  The prices are used by the metals industry as the basis for contracts for the movement of physical material throughout the production cycle.  We categorize these aluminum forward contracts as being valued using Level 2 inputs as follows:

	Fair Value Measurements at Reporting Date
	of Asset (Liability) Using:
		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	October 3,	Active Markets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Forward contracts for aluminum	$(763)	$-	$(763)	$-
Cash on deposit related to payments of margin calls	362
Forward contracts for aluminum, net liability	$(401)

NOTE 13.  RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued guidance under the Fair Value Measurements and Disclosures topic of the Codification which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We partially adopted the guidance on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of the guidance for one year as it relates to fair value measurement requirements for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions of the guidance on January 4, 2009. The adoption of the guidance did not have a material impact on our consolidated financial statements.

The guidance under the Business Combinations topic of the Codification was issued in December 2007. The guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance was effective for us in our fiscal year beginning January 4, 2009. We applied the provisions of the guidance to a recent acquisition and will apply the provisions  to future acquisitions, if any.   See Note 2.

In March 2008, the FASB issued guidance under the Derivatives and Hedging topic of the Codification.  The guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of the guidance have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  The guidance was effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted the guidance effective on January 4, 2009 and have provided the required information in Note 12.

In April 2008, the FASB issued guidance under the Intangibles – Goodwill and Other topic of the Codification which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance was effective for fiscal years beginning after December 15, 2008.  We adopted the guidance effective on January 4, 2009 with no impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued guidance under the Subsequent Events topic of the Codification.  The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the guidance during the second quarter of 2009 on a prospective basis.  The adoption did not materially impact our consolidated financial statements. See Note 1 for our evaluation of subsequent events.

In April 2009, the FASB issued guidance under the Financial Instruments topic of the Codification that is intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. The guidance clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured and establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. The guidance expands the fair value disclosures required for all financial instruments to interim periods. The adoption of the guidance did not impact our consolidated financial statements but rather resulted in increased interim disclosures related to our financial instruments.

In June 2009, the FASB announced that the FASB Accounting Standards Codification was the new source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB for nongovernmental entities. On the effective date of this guidance, the Codification superseded all existing non-SEC accounting and reporting standards. This guidance became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of these provisions during the current quarter did not have an impact on our financial position or results of operations.

NOTE 14.  COLLABORATIVE ARRANGEMENT

In view of the risks and costs associated with developing new products and our desire to expand our markets by providing quality unitized curtain wall solutions to the commercial building industry, we entered into a collaborative arrangement with another company with extensive experience in sales, marketing, engineering and project management of unitized curtain wall solutions and in which costs, revenues and risks are shared. During the third quarter of 2009, this arrangement was terminated.  We were not the principal participant in this arrangement. Our obligation under this arrangement was to provide manufacturing expertise, including providing the operating entity with labor for assembly and fabrication of the unitized curtain wall units.  We earned revenues and incurred costs of sales and expenses from this activity based on the number of hours of labor provided in the production of materials used in the arrangement.  We also recorded a percentage of the joint operating activity’s profit or loss into revenue based on our percentage interest in the arrangement, which was insignificant in the third quarter and first nine months of 2009.  Each collaborator’s interest was 50 percent.

The following table illustrates the income statement classification and amounts attributable to transactions arising from the collaborative arrangements between participants for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net sales	$-	$387	$1,449	$439
Cost of sales	-	(581)	(1,093)	(581)
Selling, general and administrative	-	(33)	(215)	(33)

In November 2007, the EITF issued guidance under the Broad Transactions – Collaborative Arrangements topic of the Codification. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that participants in a collaborative arrangement report costs incurred and revenues generated on a gross or net basis and in the appropriate line items in each company’s financial statements. This guidance also requires disclosure of the nature and purpose of the participant’s collaborative arrangements, the participant’s rights and obligations under these arrangements, the accounting policy for collaborative arrangements, the income statement classification and amounts attributable to transactions arising from collaboration arrangements between participants, and the disclosure related to individually significant collaborative arrangements. We adopted the guidance in the second quarter of 2008.

NOTE 15.  SUBSEQUENT EVENT

In the fourth quarter of 2009, we implemented a restructuring of the Company as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructuring resulted in a decrease in our workforce of approximately 150 employees and included employees in both Florida and North Carolina.  As a result of the restructuring, we expect to record an estimated restructuring charge of approximately $1.3 million in the fourth quarter of 2009.  No amounts related to this restructuring have been accrued in the accompanying condensed consolidated financial statements as of and for the three and nine month periods ended October 3, 2009.

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

Current Operating Conditions and Outlook

In the third quarter of 2009, new housing permits in Florida decreased 42% compared to the third quarter of 2008, but were up 10% from the second quarter of 2009.  Recently there have been signs that there is a recovery in the homebuilding industry taking place, but the recovery continues to be hampered by other economic factors.  In Florida, home sales increased 34% in September compared to the prior month as a more confident home buyer moved to take advantage of sales incentives, improved affordability and tax breaks.  However, the ongoing impact of increased foreclosures and mortgage delinquencies, higher unemployment and tight credit standards make predicting the timing and extent of a turn-around, or even stability, difficult.  Several of the nation’s largest home builders continued to report increases in new home orders and decreases in cancellation rates during the third quarter, but these improvements have not yet reversed the trend of steadily declining sales in the homebuilding industry.

Difficult economic conditions persisted in the United States during the third quarter of 2009, and the housing industry, most notably in the Company’s primary market of Florida, has been in a period of prolonged deterioration. These conditions may persist and remain depressed for the foreseeable future. Economic conditions have been negatively impacted by slowing growth and the mortgage crisis ultimately causing liquidity and credit concerns. Continuing adverse economic conditions in our markets could negatively impact our business, which could result in reduced demand for our products, increased price competition, increased risk in the collectability of cash from our customers potentially resulting in increased reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs. If economic conditions deteriorate further, we may experience adverse impacts on our business, operating results and financial condition.

In response to the deterioration in the housing market, we have taken a number of steps to enhance profitability and conserve capital.   As discussed in “Recent Developments – Restructurings” below, we adjusted our operating cost structure to more closely align with current demand.  In addition, we decreased our capital spending in 2008 and have further restricted capital spending in the first nine months of 2009.  However, we also view this market downturn as an opportunity to gain market share from our competitors.  For instance, as discussed in “Recent Developments – Acquisition” below, we acquired certain operating assets and the exclusive right to use the technology of Hurricane Window and Door Factory (“Hurricane”), a former manufacturer of energy efficient vinyl impact resistant windows and doors.  We acquired Hurricane to give us an expanded presence in the energy-efficient vinyl impact resistant marketplace and position us for growth.  We increased marketing and sales efforts in areas outside of our dominant markets, including northern Florida, the Gulf Coast and the Carolinas and other southeastern states resulting in incremental sales outside of Florida compared to last year.  Also, we introduced new products in 2009 and expanded product lines to broaden our product offering.   As a result of these actions, we continue to outperform the underlying market. However, gross margins have declined to 26.1% in the third quarter of 2009 from 29.8% in the third quarter of 2008, and to 27.2% in the first nine months of 2009 from 31.8% in the first nine months of 2008 due, mainly, to the impact of the loss of operating leverage against fixed costs from a decline in sales and restructuring costs.

While the homebuilding industry is in a down cycle, we still believe the long-term outlook for the industry is positive. At this point, it appears as though the housing market has not yet hit bottom. Despite these unfavorable market conditions, we still believe that, in the long-term, we can grow organically by gaining market share and outperforming our underlying markets. However, we believe difficult market conditions affecting our business will continue, and the recent downturn in the economy as a result of the mortgage crisis may further negatively affect our operating results and year-over-year comparisons.

Recent Developments

Acquisition

Pursuant to an asset purchase agreement by and between Hurricane Window and Door Factory, LLC (“Hurricane”) of Ft. Myers, Florida, and our operating subsidiary, PGT Industries, Inc., effective on August 14, 2009, we acquired certain operating assets of Hurricane, for approximately $1.5 million in cash.  Hurricane designed and manufactured high-end vinyl impact products for the single- and multi-family residential markets. The products provide long-term energy and structural benefits, while qualifying homeowners for the government’s energy tax credits through the American Recovery and Reinvestment Act of 2009.  This product line was developed specifically for the hurricane protection market and combines some of the highest structural ratings in the industry with excellent energy efficiency.  The acquisition of this business expands our presence in the energy efficient vinyl impact-resistant market, increases our ability to serve the multi-story condo market, and enhances our ability to offer a complete line of impact products to the customer.

The acquisition was accounted for as the purchase of a business in accordance with GAAP.  The assets acquired included Hurricane’s inventory, comprised almost entirely of raw materials, and property and equipment, primarily comprised of machinery and other manufacturing equipment.  We also acquired the right to use Hurricane’s design technology through the end of 2010 and the option to purchase the technology at any time through the end of 2010 and, if desired, we can extend the right to use and the option to purchase Hurricane’s design technology for an additional one year period through the end of 2011.  The allocation of the $1.5 million cash purchase price to the fair value of the assets acquired as of the August 14, 2009 acquisition date is as follows:

(in thousands)	Fair Values
Inventory	$254
Property and equipment	623
Identifiable intangibles	575
Net assets acquired	1,452
Purchase price	1,452
Goodwill	$-

The value of inventory was established based on then current purchase prices of identical materials available from Hurricane’s existing vendors.  The value of property and equipment was established based on Hurricane’s net carrying values which we determined to approximate fair value due to, among other things, their having been in service for less than one year.  We engaged a third-party valuation specialist to assist us in estimating the fair value of the identifiable intangible assets consisting of the right to use Hurricane’s design technology and the related purchase option.  The fair value of the identifiable intangible assets was estimated using an income approach based on projections provided by management, which we consider to be Level 3 inputs. The carrying value of the intangible asset of $0.6 million is included in other intangible assets, net, in the accompanying condensed consolidated balance sheet at October 3, 2009.  The intangible assets are being amortized on the straight-line basis over their estimated lives of approximately 1.3 years through the end of 2010.  Amortization expense of less than $0.1 million is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended October 3, 2009.  Acquisition costs of less than $0.1 million are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended October 3, 2009.  Hurricane’s operating results prior to the acquisition and in the third quarter of 2009 were insignificant.

Restructurings

On January 13, 2009, March 11, 2009 and September 24, 2009, we announced further restructurings of the Company as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructurings resulted in an aggregate decrease in our workforce of approximately 325 employees and included employees at both our Venice, Florida and Salisbury, North Carolina locations.  As a result of the restructurings, we recorded restructuring charges totaling $0.9 million in the third quarter of 2009, of which $0.5 million is classified within cost of goods sold and $0.4 million is classified within selling, general and administrative expenses, and $3.9 million in the first nine months of 2009, of which $1.9 million is classified within cost of sales and $2.0 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended October 3, 2009.  The charges related primarily to employee separation costs.

Other Developments

Indefinite Lived Intangible Asset

The impairment evaluation for indefinite lived intangible assets, which for the Company are its trademarks, is conducted at the end of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset might be impaired.  The determination of fair value used in the impairment evaluation is based on discounted estimates of future projected cost savings attributable to ownership of the trademarks.  The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions used in current operating plans.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  The determination of fair value is highly sensitive to changes in estimated future cash flows and changes in the discount rate used to evaluate the fair value of the trademarks. Estimated cash flows are sensitive to changes in the Florida housing market and changes in the economy, among other things.  The discount rate is sensitive to changes in interest rates and, among other things, company-specific and other risk factors.

As a result of impairment indicators related to the weakness in the housing market we identified during the second quarter of 2008, the Company evaluated its trademarks for impairment and compared the estimated fair value of its trademarks to their carrying value and preliminarily determined that there was no impairment.  During the third quarter of 2008, as part of finalizing its second quarter impairment tests, the Company made certain changes to its projections that affected the previous estimate of fair value and, when compared to the carrying value of indefinite lived intangibles, resulted in a $0.3 million impairment charge in the third quarter of 2008.  We performed our annual assessment of our trademarks as of January 3, 2009. Given a further decline in housing starts and the overall tightening of the credit markets, our revised forecasts indicated additional impairment was present, resulting in an additional impairment charge of $17.8 million in the fourth quarter of 2008. Due to the prolonged and continued challenging economic factors impacting the housing industry and our recent actual results, we evaluated our trademarks for impairment as of October 3, 2009 and determined that there was no impairment.  Intangible assets not subject to amortization totaled $44.4 million at October 3, 2009.  We will continue to evaluate the recoverability of our trademarks as continued declines in housing activity could result in additional impairment.

Amortizable Intangible Asset

As a result of the impairment indicators described above, during the second quarter of 2008 and again as of January 3, 2009 and October 3, 2009, we tested our customer relationships intangible asset for impairment by comparing the estimated future undiscounted net cash flows expected to be generated by the asset group containing this asset to its carrying value and determined that there was no impairment.  We will continue to evaluate the recoverability of our customer relationships intangible asset as continued declines in housing activity could result in additional impairment.

Effective August 14, 2009, we acquired certain operating assets of Hurricane. In addition to Hurricane’s inventory and property and equipment, we also acquired the right to use Hurricane’s design technology through the end of 2010, including the option to purchase the technology at any time through the end of 2010.  We engaged a third-party valuation specialist to assist us in estimating the fair value of the identifiable intangible assets consisting of the right to use Hurricane’s design technology and the related  purchase option, which was determined to total $0.6 million at the date of the acquisition.  The carrying value of the intangible assets of $0.6 million is included in other intangible assets, net, in the accompanying condense consolidated balance sheet at October 3, 2009.  The intangible assets are being amortized on the straight-line basis over their estimated lives of approximately 1.3 years through the end of 2010.  Amortization expense of less than $0.1 million is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended October 3, 2009.

Selected Financial Data

The following table presents financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended				Nine Months Ended
	October 3,		September 27,		October 3,		September 27,
	2009		2008		2009		2008

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	73.9%		70.2%		72.8%		68.2%
Gross margin	26.1%		29.8%		27.2%		31.8%
Goodwill and intangible impairment charges	-		2.9%		-		55.3%
Selling, general and administrative expenses	30.4%		26.6%		30.9%		27.7%
Loss (income) from operations	(4.3%	)	0.3%		(3.7%	)	(51.2%	)
Interest expense, net	4.2%		4.1%		3.9%		4.2%
Other expense (income), net	0.1%		-		-		-
Loss before income taxes	(8.6%	)	(3.8%	)	(7.6%	)	(55.4%	)
Income tax benefit	(0.4%	)	(0.9%	)	(0.1%	)	(8.2%	)
Net loss	(8.2%	)	(2.9%	)	(7.5%	)	(47.2%	)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 3, 2009 AND SEPTEMBER 27, 2008

Net sales

Net sales decreased $12.7 million, or 23.4%, in the third quarter of 2009, compared to the 2008 third quarter.  Net sales for the third quarter of 2009 were $41.6 million, compared with net sales of $54.3 million for the third quarter of 2008.  The following table shows net sales classified by major product category (sales in millions):

	Three Months Ended
	October 3, 2009			September 27, 2008
	Sales	% of sales		Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$26.2	63.0%		$37.7	69.4%	(30.5%)
Other Window and Door Products	15.4	37.0%	%	16.6	30.6%	(7.2%)

Total net sales	$41.6	100.0%		$54.3	100.0%	(23.4%)

Net sales of WinGuard branded products were $26.2 million for the third quarter of 2009, a decrease of $11.5 million, or 30.5%, from $37.7 million in net sales for the 2008 third quarter.  The decrease in sales of our WinGuard branded products was driven mainly by the decline in new home and repair and remodeling construction, but also, to some extent, by the lack of storm activity during the three most recent hurricane seasons in the coastal markets of Florida served by the Company.

Net sales of Other Window and Door Products were $15.4 million for the third quarter of 2009, a decrease of $1.2 million, or 7.2%, from $16.6 million in net sales for the 2008 third quarter.  The decrease was mainly due to the decline in the housing industry, partially offset by increases due to new product introductions, the sales related to unitized curtain wall, and increased sales in markets outside of the state of Florida.

Gross margin

Gross margin was $10.9 million, or 26.1% of sales, for the third quarter of 2009, a decrease of $5.3 million, or 32.9%, from $16.2 million, or 29.8% of sales, for the third quarter of 2008. This decrease was largely due to lower sales volumes of most of our products  and the resulting loss of operating leverage against fixed costs, a change in mix and slight decrease in pricing, partially offset by spending reductions as a result of our cost savings initiatives.  There were restructuring charges in cost of goods sold in the third quarter of 2009 $0.5 million.  Adjusting for these charges, gross margin was $11.4 million, or 27.4% of sales, for the third quarter of 2009.

Impairment Charges

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

As a result of those impairment indicators, the Company updated the first step of its goodwill impairment test and determined that its carrying value exceeded its fair value, indicating that goodwill was impaired.  Having determined that goodwill was impaired, we began performing the second step of the goodwill impairment test which involved calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing it to the then carrying amount of goodwill.  As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, the Company estimated that the implied fair value of our goodwill was less than its carrying value by approximately $92.0 million, which the Company recognized as a goodwill impairment charge in the second quarter ended June 28, 2008.  We completed our impairment test in the third quarter of 2008, which resulted in an additional non-cash goodwill impairment charge of $1.3 million.

During the second quarter of 2008, also as a result of the impairment indicators described above, the Company evaluated its intangible assets with indefinite lives for impairment and compared the estimated fair value of its trademarks to their carrying value and preliminarily determined that there was no impairment.  During the third quarter of 2008, as part of finalizing the goodwill impairment test discussed above, the Company made certain changes to its projections that affected the previous estimate of fair value and, when compared to the carrying value of indefinite lived intangibles, resulted in a $0.3 million impairment charge in the third quarter of 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses were $12.6 million for the third quarter of 2009, a decrease of $1.8 million, from $14.5 million for the 2008 third quarter.  There were restructuring charges in selling, general and administrative expenses in the third quarter of 2009 of $0.4 million.  Adjusting for these charges, selling, general and administrative expenses were $12.2 million for the third quarter of 2009, a decrease of $2.3 million. This decrease was mainly due to a $1.4 million decrease in personnel related costs as the result of the cost saving actions, a $0.5 million decrease in fuel costs and approximately $0.6 million of overall lower spending in other categories.  These cost savings were partially offset by a $0.2 million increase in bad debt expense.  As a percentage of sales, adjusted selling, general and administrative expenses were 29.5% the third quarter of 2009, compared to 26.6% for the third quarter of 2008, mainly due to the loss of leverage from the decrease in sales.

Interest expense, net

Interest expense, net was $1.7 million in the third quarter of 2009, a decrease of $0.5 million, from $2.2 million for the third quarter of 2008.  The decrease was due to a lower level of debt during the third quarter of 2009 compared to the third quarter of 2008, partially offset by a higher interest rate on our debt during the third quarter of 2009 compared to the third quarter of 2008.

Other expense (income), net

There was other expense of less than $0.1 million in both the third quarters of 2009 and 2008.  The amounts in each quarter relate to the ineffective portions of aluminum hedges.

Income tax benefit

We had an effective tax rate of a benefit of 5.1% for the third quarter of 2009.  The benefit results from certain adjustments relating to the amendment of a prior year tax return.  Changes in deferred tax assets and liabilities during the third quarter of 2009 were offset by changes in the valuation allowance for deferred tax assets.  Excluding the change in the valuation allowance, the effective tax rate in the third quarter of 2009 would have been a tax benefit of 42.5%.

We had an effective tax rate of a benefit of 23.6% for the third quarter of 2008.  Excluding deferred tax benefits totaling $0.3 million related to the $1.6 million of impairment charges recorded in the quarter, we would have had an effective tax rate of 36.5% for the third quarter of 2008.

RESULTS OF OPERATIONS FOR FIRST NINE MONTHS ENDED OCTOBER 3, 2009 AND SEPTEMBER 27, 2008

Net sales

Net sales decreased $39.3 million, or 23.2%, in the first nine months of 2009, compared to the first nine months of 2008.  Net sales for the first nine months of 2009 were $130.0 million, compared with net sales of $169.3 million for the first nine months of 2008.  The following table shows net sales classified by major product category (sales in millions):

	Nine Months Ended
	October 3, 2009		September 27, 2008
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$86.2	66.3%	$118.2	69.8%	(27.1%)
Other Window and Door Products	43.8	33.7%	51.1	30.2%	(14.3%)

Total net sales	$130.0	100.0%	$169.3	100.0%	(23.2%)

Net sales of WinGuard branded products were $86.2 million for the first nine months of 2009, a decrease of $32.0 million, or 27.1%, from $118.2 million in net sales for the first nine months of 2008.  The decrease in sales of our WinGuard branded products was driven mainly by the decline in new home and repair and remodeling construction, but also, to some extent, by the lack of storm activity during the three most recent hurricane seasons in the coastal markets of Florida served by the Company.

Net sales of Other Window and Door Products were $43.8 million for the first nine months of 2009, a decrease of $7.3 million, or 14.3%, from $51.1 million in net sales for the first nine months of 2008.  The decrease was mainly due to the decline in the housing industry, partially offset by increases due to new product introductions, the sales related to unitized curtain wall, and increased sales in markets outside of the state of Florida.

Gross margin

Gross margin was $35.4 million, or 27.2% of sales, for the first nine months of 2009, a decrease of $18.4 million, or 34.2%, from $53.8 million, or 31.8% of sales, for the first nine months of 2008. This decrease was largely due to lower sales volumes of most of our products and the resulting loss of operating leverage against fixed costs, a change in mix and slight decrease in pricing, partially offset by spending reductions as a result of our cost savings initiatives.  There were restructuring charges in cost of goods sold in each period of $1.9 million in the first nine months of 2009 and $1.1 million in the first nine months of 2008.  Adjusting for these charges, gross margin was $37.3 million, or 28.7% of sales, for the first nine months of 2009, compared to $54.8 million, or 32.4% of sales, for the first nine months of 2008, mainly due to the loss of leverage from the decrease in sales.

Impairment Charges

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

During the second quarter of 2008, also as a result of the impairment indicators described above, the Company evaluated its intangible assets with indefinite lives for impairment and compared the estimated fair value of its trademarks to their carrying value and preliminarily determined that there was no impairment.  During the third quarter of 2008, as part of finalizing the goodwill impairment test discussed above, the Company made certain changes to its projections that affected the previous estimate of fair value and, when compared to the carrying value of indefinite lived intangibles, resulted in a $0.3 million impairment charge in the third quarter of 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses were $40.2 million for the first nine months of 2009, a decrease of $6.7 million, from $46.9 million for the first nine months of 2008.  There were restructuring charges in selling, general and administrative expenses in each period of $2.0 million in the first nine months of 2009 and $0.7 million in the first nine months of 2008.  Adjusting for these charges, selling, general and administrative expenses were $38.2 million for the first nine months of 2009, compared to $46.2 million for the first nine months of 2008, a decrease of $8.0 million. This decrease was mainly due to a $6.1 million decrease in personnel related costs as the result of the cost saving actions, a $1.5 million decrease in fuel costs, a $0.8 million decrease in marketing and advertising costs and approximately $0.6 million of overall lower spending in other categories.  These cost savings were partially offset by a $1.0 million increase in bad debt expense.  As a percentage of sales, adjusted selling, general and administrative expenses increased during the first nine months of 2009 to 29.4% compared to 27.3% for the first nine months of 2008, mainly due to the loss of leverage from the decrease in sales.

Interest expense, net

Interest expense, net was $5.1 million in the first nine months of 2009, a decrease of $2.1 million, from $7.2 million for the first nine months of 2008.  The decrease was due to a lower level of debt during the first nine months of 2009 compared to the first nine months of 2008, partially offset by a higher interest rate on our debt during the first nine months of 2009 compared to the first nine months of 2008.

Other expense (income), net

There was other expense of less than $0.1 million for the first nine months of 2009, compared to other income of less than $0.1 million for the first nine months of 2008. The amounts in each quarter relate to ineffective portions of aluminum hedges.

Income tax benefit

We had an effective tax rate of a benefit of 1.8% for the first nine months of 2009.  The benefit results from certain adjustments relating to the amendment of a prior year tax return.  Changes in deferred tax assets and liabilities during the first nine months of 2009 were offset by changes in the valuation allowance for deferred tax assets.  Excluding the change in the valuation allowance, the effective tax rate in the first nine months of 2009 would have been a tax benefit of 38.0%.

We had an effective tax rate of a benefit of 14.7% for the first nine months of 2008.  Excluding deferred tax benefits totaling $13.8 million related to the $93.6 million of impairment charges and a $0.1 million valuation allowance recorded against the deferred tax assets for North Carolina state tax credits recorded in the nine months ended September 29, 2008, we would have had an effective tax rate of 36.4% for the first nine months ended September 27, 2008.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities was $3.0 million in the first nine months of 2009 compared to $12.9 million in the first nine months of 2008.  This decrease was mainly due to lower operating profitability in the first nine months of 2009 than 2008. Direct cash flows from operations for the first nine months of 2009 and 2008 are as follows:

	Direct Cash Flows
	Nine Months Ended
	October 3,	September 27,
(in millions)	2009	2008
Collections from customers	$130.8	$171.4
Other collections of cash	2.1	3.2
Disbursements to vendors	(77.4)	(97.0)
Personnel related disbursements	(48.8)	(60.5)
Debt service costs	(4.6)	(6.6)
Other cash activity, net	0.9	2.4

Cash provided by operations	$3.0	$12.9

Other collections of cash in both the first nine months of 2009 and 2008 primarily represent scrap aluminum sales.  The first nine months of 2009 also includes $0.7 million of proceeds from an insurance recovery.  Other cash activity, net, in both periods is primarily composed of federal tax refunds.

Days sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 44 days at October 4, 2009, and 39 days at January 3, 2009, compared to 41 days at September 27, 2008 and 37 days at December 29, 2007.

Investing activities. Cash provided by investing activities was $0.5 million for the first nine months of 2009, compared to cash used of $2.9 million for the first nine months of 2008. The increase of $3.4 million in cash from investing activities was mainly due to $3.7 million of net cash received from our margin account with our commodities broker related to returns of previously funded margin calls and settlements of forward contracts for aluminum, which we classify as investing activities, and a $1.2 million decrease in capital expenditures due to a lower level of capital spending in the first nine months of 2009 than in 2008.  We used $1.5 million in cash for investing activities for the Hurricane acquisition in the third quarter of 2009.

Financing activities. Cash used in financing activities was $20.1 million in the first nine months of 2009, compared to cash used of $10.6 million in the first nine months of 2008.  In September 2009, we prepaid $12.0 million and in June 2009, we prepaid $8.0 million of our long-term debt.  We paid an additional $0.1 million in debt under capital lease obligations.  In June 2008, we prepaid $10.0 million of our long-term debt with cash generated from operations.  Using proceeds from the rights offering, which resulted in  $29.4 million in net cash proceeds, we prepaid an additional $20.0 million of our long-term debt in August 2008 and another $10.0 million in September 2008, for a total of $40 million in debt prepayments in 2008.  Cash proceeds from stock option exercises in the first nine months of 2008 totaled $0.2 million with related excess tax benefits of $0.5 million.  There were no options exercised in the first nine months of 2009.  Payment of deferred financing costs related to the effectiveness of the amendment of our credit agreement totaled $0.6 million.

Capital Resources. On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan.  The second lien term loan was fully repaid with proceeds from our IPO in 2006.  The outstanding balance of the  first lien term loan on October 3, 2009 was $70.0 million, a decrease of $20.0 million since the beginning of 2009 due to the prepayments as discussed below.

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

The rights offering was fully subscribed, resulting in the Company distributing all 7,082,687 shares of its common stock available.  Net proceeds of $29.3 million from the rights offering were used to repay a portion of the outstanding indebtedness under our amended credit agreement.

Using proceeds from the rights offering, the Company made an additional prepayment of $20 million on August 11, 2008, bringing total prepayments of debt at that time to $30 million as required under the amended credit agreement.  Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 25 basis points of the then outstanding balance under the credit agreement of $100 million, the amendment became effective on August 11, 2008.  Fees paid to the administrative agent and lenders totaled $0.6 million and have been deferred, and the unamortized balance of $0.3 million is included in other assets on the accompanying condensed consolidated balance sheet as of October 3, 2009.  Such fees are being amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the credit agreement.

During June 2009, we prepaid an additional $8.0 million of long-term debt using cash generated from operations during the second quarter of 2009 and cash on hand.  During September 2009, we prepaid $12.0 million of long-term debt primarily from cash on hand but also cash generated from operations during the third quarter of 2009.

As of October 3, 2009, there was $26.0 million available under our $30.0 million revolving credit facility.  However, on October 6, 2009, after the close of the 2009 third quarter, we drew down $12.0 million under the revolving credit facility for working capital and general corporate purposes, including growth initiatives such as new product offerings and our expanding presence in the vinyl and impact-resistant markets.

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

As discussed above, we made a $12 million prepayment of outstanding bank debt using primarily cash on hand and we were in compliance with all covenants required by our credit agreement, as amended, as of October 3, 2009.  As a result of the draw-down under the revolving credit facility as described above, and based on management’s current forecasts of profitability for the fourth quarter of 2009, we expect to be required to make an additional debt repayment before the end of our 2009 fiscal year, which ends on January 2, 2010.  As of the date of the filing of this Quarterly Report on Form 10-Q, we estimate that we will have adequate cash on hand to make any required debt repayment and maintain compliance with the maximum allowed leverage ratio for the fourth quarter of 2009 as defined in our credit agreement, as amended.  However, we have continued to experience a significant deterioration in the various markets in which we compete.  Any further deterioration in these markets may adversely impact our ability to meet our leverage ratio in the fourth quarter of 2009.  We will continue to evaluate what action, if any, might be necessary to maintain compliance with our financial covenants, including further cost saving actions and raising additional capital.

Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver under the senior secured credit facility, we believe we will have sufficient capital to meet our short-term and long-term needs, including our capital expenditures and our debt obligations in 2009.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.  For the first nine months of 2009, capital expenditures were $1.8 million, compared to $3.0 million for the first nine months of 2008.  During 2008 and continuing into 2009, we reduced certain discretionary capital spending to conserve cash.  We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

Hedging.  We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production.  The Company enters into these contracts by trading on the London Metals Exchange (“LME”).  The Company trades on the LME using an international commodities broker that offers global access to all major markets.  The Company maintains a $0.4 million line of credit with its commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls.  Should the price of aluminum fall to a level which causes the Company’s liability for open aluminum contracts to exceed $0.4 million, the Company is required to fund daily margin calls to cover the excess. As of October 3, 2009, the amount on deposit with our commodities broker of $0.4 million was less than the liability position of our aluminum forward contracts by $0.4 million.  As such, the full $0.4 million line of credit was used as of October 3, 2009.

Contractual Obligations

Other than the debt payments and draw down under the revolving credit facility as described in “Liquidity and Capital Resources” above, there have been no significant changes to our “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 3, 2009 as filed with the Securities and Exchange Commission on March 19, 2009.  Amounts borrowed under the revolving credit facility have a contractual maturity of February 2011.

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

We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended January 3, 2009 as filed with the Securities and Exchange Commission on March 19, 2009.  There have been no changes to our critical accounting policies during the first nine months of 2009.

Related Party Transactions

In the ordinary course of business, we sell windows to Builders FirstSource, Inc., a company controlled by affiliates of JLL Partners, Inc. One of our directors, Floyd F. Sherman, is the president, chief executive officer, and a director of Builders FirstSource, Inc. In addition, Ramsey A. Frank, Brett N. Milgrim, and Paul S. Levy are directors of both our Company and Builders FirstSource, Inc.  Mr. Levy is also chairman of the board of directors of our Company.  Total net sales to Builders FirstSource, Inc. were $0.7 million and $2.2 million for the third quarter and first nine months of 2009, respectively, and $0.6 million and $2.2 million for the third quarter and first nine months of 2008, respectively.  As of October 3, 2009 and January 3, 2009 there was $0.4 million and $0.2 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

Subsequent Event

In the fourth quarter of 2009, we implemented a restructuring of the Company as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructuring resulted in a decrease in our workforce of approximately 150 employees and included employees in both Florida and North Carolina.  As a result of the restructuring, we expect to record an estimated restructuring charge of approximately $1.3 million in the fourth quarter of 2009.  No amounts related to this restructuring have been accrued in the accompanying condensed consolidated financial statements as of and for the three and nine month periods ended October 3, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at October 3, 2009, a one percentage-point increase (decrease) in interest rates would result in approximately $0.7 million of additional (reduced) interest costs annually.  However, having drawn down $12.0 million under our revolving credit facility after the close of the third quarter of 2009, based on debt outstanding as of the filing of the Current Report on Form 10-Q, a one percentage-point increase (decrease) in interest rates would result in approximately $0.8 million of additional (reduced) interest costs annually.  As of October 3, 2009, we had no interest rate swaps or caps in place which means our debt is all adjustable-rate debt.

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process.  We entered into aluminum hedging instruments that settle at various times through the end of 2010 and cover approximately 47% of our anticipated needs during the remainder of  2009 at an average price of $0.98 per pound and 45% during 2010 at an average price of $0.94 per pound.

For forward contracts for the purchase of aluminum at October 3, 2009, a 10% decrease in the price of aluminum would decrease the fair value of our forward contacts of aluminum by $0.5 million.

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

PGT, INC.
(Registrant)

Date: November 12, 2009	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: November 12, 2009	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*         Filed herewith.

**         Furnished herewith.