Form 10-Q/A
period 2009-10-03
PGT, Inc.
filed 2009-12-17
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note:

The Quarterly Report on Form 10-Q of PGT, Inc. for the period ended October 3, 2009 is being amended by the filing of this Form 10-Q/A. The sole purpose is correcting an error within the reporting of total comprehensive loss as it relates to settlements of certain forward contracts for aluminum in the Notes to Condensed Consolidated Financial Statements, Note 9, appearing on page 13 in the Form 10-Q, originally filed with the Securities and Exchange Commission on November 12, 2009. Total comprehensive loss is restated as follows:

	October 3, 2009
	Three Months	Nine Months
	Ended	Ended
	(in thousands)
Total comprehensive loss as corrected	$(1,857)	$ (6,318)

Total comprehensive loss as originally filed	$(2,513)	$ (9,468)

Except as described above, no other amendments have been made to the Form 10-Q. All subsequent events have been evaluated through December 17, 2009, the date of this form 10-Q/A. For the convenience of the reader, the Form 10Q/A sets forth the Form 10 Q in its entirety.

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

We have evaluated the condensed consolidated financial statements for subsequent events through December 17, 2009, the date of the filing of this Form 10-Q/A.

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
October 3, 2009 and September 27, 2008, respectively,
and net of tax expense of $0 and $77 for the nine
month periods ended October 3, 2009 and
September 27, 2008, respectively	1,502	(366)	3,399	119

Total comprehensive loss	$(1,857)	$(1,995)	$(6,318)	$(79,900)

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

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.9%	70.2%	72.8%	68.2%
Gross margin	26.1%	29.8%	27.2%	31.8%
Goodwill and intangible impairment charges	0.0%	2.9%	0.0%	55.3%
Selling, general and administrative expenses	30.4%	26.6%	30.9%	27.7%
Loss (income) from operations	(4.3%)	0.3%	(3.7%)	(51.2%)
Interest expense, net	4.2%	4.1%	3.9%	4.2%
Other expense (income), net	0.1%	0.0%	0.0%	0.0%
Loss before income taxes	(8.6%)	(3.8%)	(7.6%)	(55.4%)
Income tax benefit	(0.4%)	(0.9%)	(0.1%)	(8.2%)
Net loss	(8.2%)	(2.9%)	(7.5%)	(47.2%)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 3, 2009 AND SEPTEMBER 27, 2008

Net sales

Net sales decreased $12.7 million, or 23.4%, in the third quarter of 2009, compared to the 2008 third quarter.  Net sales for the third quarter of 2009 were $41.6 million, compared with net sales of $54.3 million for the third quarter of 2008.  The following table shows net sales classified by major product category (sales in millions):

	Three Months Ended
	October 3, 2009		September 27, 2008
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$26.2	63.0%	$37.7	69.4%	(30.5%)
Other Window and Door Products	15.4	37.0%	16.6	30.6%	(7.2%)

Total net sales	$41.6	100.0%	$54.3	100.0%	(23.4%)

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

PGT, INC.
(Registrant)

Date:December 17, 2009	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: December 17, 2009	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*         Filed herewith.

**         Furnished herewith.