Form 10-K
period 2010-01-02
PGT, Inc.
filed 2010-03-18
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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

Securities registered pursuant to Section 12 (g) of the Act:  None
.
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
    Large accelerated filer  ☐                  Accelerated filer  ☐                   Non-accelerated filer  ☑                   Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

       The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 2, 2009 was approximately $23,261,535 based on the closing price per share on that date of $1.54 as reported on the NASDAQ Global Market.

       The number of shares of the registrant’s common stock, par value $0.01, outstanding as of March 16, 2010 was 54,005,439.

DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Company’s Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PGT, INC.

PART I

Item 1.	BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Description of the Company

We are the leading U.S. manufacturer and supplier of residential impact-resistant windows and doors and pioneered the U.S. impact-resistant window and door industry. Our impact-resistant products, which are marketed under the WinGuard®, PremierVue ™ and PGT Architectural Systems brand names, combine heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris by maintaining their structural integrity and preventing penetration by impacting objects. Impact-resistant windows and doors satisfy increasingly stringent building codes in hurricane-prone coastal states and provide an attractive alternative to shutters and other “active” forms of hurricane protection that require installation and removal before and after each storm. Combining the impact resistance of WinGuard with our insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs.  We also manufacture non-impact resistant products in both aluminum and vinyl frames including our new SpectraGuard ™ line of products launched over the past two years.  Our current market share in Florida, which is the largest U.S. impact-resistant window and door market, is significantly greater than that of any of our competitors.

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

We operate manufacturing facilities in North Venice, Florida and in Salisbury, North Carolina, which produce fully-customized windows and doors. We are vertically integrated with glass tempering and laminating facilities in both states, which provide us with a consistent source of impact-resistant laminated glass, shorter lead times, and lower costs relative to third-party sourcing. Our facility in Lexington, North Carolina is vacant and subsequent to January 2, 2010 is being marketed for sale.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The FASB has issued guidance under the Segment Reporting topic of the Codification which defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Under this definition, we have concluded that we operate as one segment, the manufacture and sale of windows and doors.  Additional required information is included in Item 8.

NARRATIVE DESCRIPTION OF BUSINESS

Our Products

We manufacture complete lines of premium, fully customizable aluminum and vinyl windows and doors and porch enclosure products targeting both the residential new construction and repair and remodeling end markets. All of our products carry the PGT brand, and our consumer-oriented products carry an additional, trademarked product name, including WinGuard, Eze-Breeze, SpectraGuard, and, introduced in late 2009, PremierVue.

Window and door products

WinGuard. WinGuard is an impact-resistant product line and combines heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris that satisfy increasingly stringent building codes and primarily target hurricane-prone coastal states in the U.S., as well as the Caribbean and Central America. Combining the impact resistance of WinGuard with our insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs.

Aluminum. We offer a complete line of fully customizable, non-impact-resistant aluminum frame windows and doors. These products primarily target regions with warmer climates, where aluminum is often preferred due to its ability to withstand higher temperatures and humidity. Adding our insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs.

Vinyl. We offer a complete line of fully customizable, non-impact-resistant vinyl frame windows and doors primarily targeting regions with colder climates, where the energy-efficient characteristics of vinyl frames are critical. In early 2008, we introduced SpectraGuard, a new line of vinyl windows for new construction with insulating glass and unsurpassed wood-like aesthetics, such as brick-mould frames, wood-like trim detail and simulated divided lights. In early 2009, we added to the SpectraGuard line with new vinyl replacement windows combining superior energy performance and protection with unsurpassed wood-like detail and character.

PremierVue.  Introduced in the Fall of 2009, PremierVue is a complete line of impact-resistant vinyl window products that are tailored for the mid to high end of the replacement market, primarily targeting single and multi-family homes and low to mid-rise condominiums in Florida and other coastal regions of the Southeastern U.S.. Combining structural strength and energy efficiency, these products are designed for flexibility in today’s market, offering both laminated and laminated-insulated impact-resistant glass options. PremierVue’s large test sizes and high design pressures, combined with vinyl’s inherent thermal efficiency, make these products truly unique in the window industry.

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

Our marketing strategy is designed to reinforce the high quality of our products and focuses on both coastal and inland markets. We support our markets through print and web based advertising, consumer and builder promotions, and selling and collateral materials. We also work with our dealers and distributors to educate consumers and homebuilders on the advantages of using impact-resistant and energy efficient products. We market our products based on quality, building code compliance, outstanding service, shorter lead times, and on-time delivery using our fleet of trucks and trailers.

Our Customers

We have a highly diversified customer base that is comprised of over 1,300 window distributors, building supply distributors, window replacement dealers and enclosure contractors.  Our largest customer accounts for approximately 4.8% of net sales and our top ten customers account for approximately 18.2% of net sales. Our sales are composed of residential new construction and home repair and remodeling end markets, which represented approximately 27% and 73% of our sales, respectively, during 2009.  This compares to 37% and 63% in 2008.

We do not supply our products directly to homebuilders but believe demand for our products is also a function of our relationships with a number of national homebuilders, which we believe are strong.

Materials and Supplier Relationships

Our primary manufacturing materials include aluminum and vinyl extrusions, glass, and polyvinyl butyral. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice.  All of our materials are typically readily available from other sources. Aluminum and vinyl extrusions accounted for approximately 44% of our material purchases during fiscal year 2009. Sheet glass, which is sourced from two major national suppliers, accounted for approximately 17% of our material purchases during fiscal year 2009. Sheet glass that we purchase comes in various sizes, tints, and thermal properties. Polyvinyl butyral and ionoplast, which are both used as inner layer in laminated glass, accounted for approximately 17% of our material purchases during fiscal year 2009. We are in the process of renegotiating our agreement, which ended in December 2009, with our supplier for the purchase of polyvinyl butyral.  We have an agreement with this same supplier for the purchase of ionoplast, which is in effect until 2012.

Backlog

As of January 2, 2010, backlog was $8.5 million compared to $9.3 million at January 3, 2009.  Our backlog consists of orders that we have received from customers that have not yet shipped, and we expect that substantially all of our current backlog will be recognized as sales in the first quarter of 2010.  The decrease in our backlog resulted from the continuation of the downturn in the housing market and the overall economy, which has had a negative impact on order intake, but also due to a decrease in lead time between order intake and product shipment.  Future period to period comparisons of backlog may be negatively affected if sales and the level of order intake decrease further.

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

Competition

The window and door industry is highly fragmented and the competitive landscape is based on geographic scope. The competition falls into one of two categories: local and regional manufacturers, and national window and door manufacturers.

Local and Regional Window and Door Manufacturers: This group of competitors consists of numerous local job shops and small manufacturing facilities that tend to focus on selling products to local or regional dealers and wholesalers. Competitors in this group typically lack marketing support and the service levels and quality controls demanded by larger distributors, as well as the ability to offer a full complement of products.

National Window and Door Manufacturers: This group of competitors tends to focus on selling branded products nationally to dealers and wholesalers and has multiple locations.

The principal methods of competition in the window and door industry are the development of long-term relationships with window and door dealers and distributors, and the retention of customers by delivering a full range of high-quality products on time while offering competitive pricing and flexibility in transaction processing. Trade professionals such as contractors, homebuilders, architects and engineers also engage in direct interaction and look to the manufacturer for training and education of product and code. Although some of our competitors may have greater geographic scope and access to greater resources and economies of scale than do we, our leading position in the U.S. impact-resistant window and door market and the high quality of our products position us well to meet the needs of our customers and retain an advantage over our competitors.

Environmental Considerations

Although our business and facilities are subject to federal, state, and local environmental regulation, environmental regulation does not have a material impact on our operations, and we believe that our facilites are in material compliance with such laws and regulations.

Employees

As of February 28, 2010, we employed approximately 1,150 people, none of whom were represented by a union. We believe that we have good relations with our employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Our net sales to customers in the United States were $156.5 million in 2009, $205.9 million in 2008, and $263.2 million in 2007.   Our net foreign sales, including sales into the Caribbean, Central America and Canada, were $9.5 million in 2009, $12.7 million in 2008, and $15.2 million in 2007.

AVAILABLE INFORMATION

Our Internet address is www.pgtindustries.com. Through our Internet website under “Financial Information” in the Investors section, we make available free of charge, as soon as reasonably practical after such information has been filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Also available through our Internet website under “Corporate Governance” in the Investors section is our Code of Ethics for Senior Financial Officers. We are not including this or any other information on our website as a part of, nor incorporating it by reference into this Form 10-K, or any of our other SEC filings. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

  Item 1A.   RISK FACTORS

We are subject to regional and national economic conditions. The unprecedented decline in the economy in Florida and throughout the United States could continue to negatively affect demand for our products which has had, and which could continue to have, an adverse  impact on our sales and results of operations.

A continuation of the downturn in our markets could adversely impact our credit agreement. As of January 2, 2010, we had $68.3 million of outstanding indebtedness. As noted elsewhere in this report, we have experienced a significant deterioration in the various markets in which we compete. A sustained and continued significant deterioration in these markets may adversely impact our ability to meet certain covenants under our credit agreement. Management continues to evaluate what, if any, action or actions may be available or necessary to maintain compliance with these various covenants, including cost saving actions and the prepayment of debt.

The new home construction and repair and remodeling markets have declined. Beginning in the second half of 2006, we saw a significant slowdown in the Florida housing market.  This slowdown continued during 2007, 2008, and 2009, and we expect this trend to continue through 2010 and possibly further.  Like many building material suppliers in the industry, we have been and will continue to be faced with a challenging operating environment due to this decline in the housing market.  Specifically, new single family housing permits in Florida decreased by 49% in 2007, 47% in 2008, and 30% in 2009, each as compared to the prior year.  Beginning in the third quarter of 2008, we began to see a decrease in consumer spending for repair and remodeling projects as credit tightened and many homeowners lost substantial equity in their homes. The resulting decline in new home and repair and remodeling construction levels by our customers has decreased demand for our products which has had, and which could continue to have, an adverse impact on our sales and results of operations.

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

We are subject to fluctuations in the prices of our raw materials. We experience significant fluctuations in the cost of our raw materials, including aluminum extrusion, polyvinyl butyral and glass. A variety of factors over which we have no control, including global demand for aluminum, fluctuations in oil prices, speculation in commodities futures and the creation of new laminates or other products based on new technologies impact the cost of raw materials we purchase for the manufacture of our products. While we attempt to minimize our risk from severe price fluctuations by entering into aluminum forward contracts to hedge these fluctuations in the purchase price of aluminum extrusion we use in production, substantial, prolonged upward trends in aluminum prices could significantly increase the cost of the unhedged portions of our aluminum needs and have an adverse impact on our results of operations. We anticipate that these fluctuations will continue in the future. While we have entered into a three-year supply agreement through early 2012 with a major producer of ionoplast inner layer that we believe provides us with a reliable, single source for ionoplast with stable pricing on favorable terms, if one or both parties to the agreement do not satisfy the terms of the agreement it may be terminated which could result in our inability to obtain ionoplast on commercially reasonable terms having an adverse impact on our results of operations. Additionally, ionoplast accounted for approximately 22% of our inner layer purchases in 2009, and we are currently negotiating for the purchase of polyvinyl butyral (which accounted for approximately 78% of our inner layer purchases in 2009).  If we are unable to negotiate a long-term agreement for the supply of polyvinyl butyral on commercially reasonable terms, it may have an adverse impact on our results of operations.  While historically we have to some extent been able to pass on significant cost increases to our customers, our results between periods may be negatively impacted by a delay between the cost increases and price increases in our products.

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

Transportation costs represent a significant part of our cost structure. Although prices decreased significantly in the fourth quarter of 2008 and stabilized somewhat in 2009, the increase in fuel prices earlier in 2008 had a negative effect on our distribution costs.  Another rapid and prolonged increase in fuel prices may significantly increase our costs and have an adverse impact on our results of operations.

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

Our business is currently concentrated in one state. Our business is concentrated geographically in Florida. In fiscal year 2009, approximately 81% of our sales were generated in Florida, and new single family housing permits in Florida decreased by 30% in 2009 compared to the prior year. A further or prolonged decline in the economy of the state of Florida or of the coastal regions of Florida, a change in state and local building code requirements for hurricane protection, or any other adverse condition in the state could cause a decline in the demand for our products in Florida, which could have an adverse impact on our sales and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments. As of January 2, 2010, our indebtedness under our first lien term loan was $68.0 million. All of our debt was at a variable interest rate. In the event that interest rates rise, our interest expense would increase. A 1.0% increase in interest rates would result in approximately $0.7 million of additional interest expense annually.

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

We may incur additional indebtedness. We may incur additional indebtedness under our credit facilities, which provide for up to $25 million of revolving credit borrowings, under the current Third Amendment which became effective on March 17, 2010. In addition, we and our subsidiary may be able to incur substantial additional indebtedness in the future, including secured debt, subject to the restrictions contained in the agreements governing our credit facilities. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at January 2, 2010, we have no material weaknesses in our internal controls over financial reporting, we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the NASDAQ Stock Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

The controlling position of an affiliate of JLL Partners limits the ability of our minority stockholders to influence corporate matters. An affiliate of JLL Partners owned 52.6% of our outstanding common stock as of January 2, 2010. Accordingly, such affiliate of JLL Partners has significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a transaction such as a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a transaction or change of control would benefit minority stockholders. In addition, this concentrated control limits the ability of our minority stockholders to influence corporate matters, and such affiliate of JLL Partners, as a controlling stockholder, could approve certain actions, including a going-private transaction, without approval of minority stockholders, subject to obtaining any required approval of our board of directors for such transaction. As a result, the market price of our common stock could be adversely affected.

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

Our directors and officers who are affiliated with JLL Partners do not have any obligation to report corporate opportunities to us. Because some individuals may serve as our directors or officers and as directors, officers, partners, members, managers, or employees of JLL Partners or its affiliates or investment funds and because such affiliates or investment funds may engage in similar lines of business to those in which we engage, our amended and restated certificate of incorporation allocates corporate opportunities between us and JLL Partners and its affiliates and investment funds. Specifically, for so long as JLL Partners and its affiliates and investment funds own at least 15% of our shares of common stock, none of JLL Partners, nor any of its affiliates or investment funds, or their respective directors, officers, partners, members, managers, or employees has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as do we. In addition, if any of them acquires knowledge of a potential transaction that may be a corporate opportunity for us and for JLL Partners or its affiliates or investment funds, subject to certain exceptions, we will not have any expectancy in such corporate opportunity, and they will not have any obligation to communicate such opportunity to us.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES
We own facilities in one location in Florida and two locations in North Carolina that are capable of producing all of our product lines. In North Venice, Florida, we own a 363,000 square foot facility that contains our corporate headquarters and main manufacturing plant. We also own an adjacent 80,000 square foot facility used for glass tempering and laminating, a 42,000 square foot facility for producing Architectural System products and simulated wood-finished products, and a 3,590 square foot facility used for employee and customer training. In Salisbury, North Carolina, we own a 393,000 square foot manufacturing facility including glass tempering and laminating capabilities. We also own a 225,000 square foot facility in Lexington, North Carolina which is currently vacant and in January 2010 we entered into an agreement to market that location for sale.

We lease four properties in North Venice, Florida. The leases for the fleet maintenance building, glass plant line maintenance building, fleet parking lot, and facility maintenance/test lab in North Venice, Florida expire in January 2012, November 2011, June 2014 and November 2010, respectively.  Each of the leases provides for a fixed annual rent. The leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

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

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been traded on the NASDAQ Global Market ® under the symbol “PGTI”. On February 8, 2010, the closing price of our Common Stock as reported on the NASDAQ Global Market was $1.72. The approximate number of stockholders of record of our Common Stock on that date was 128, although we believe that the number of beneficial owners of our Common Stock is substantially greater.

The table below sets forth the price range of our Common Stock during the periods indicated.

	High	Low
2009 1st Quarter	$1.50	$0.80
2nd Quarter	$2.88	$1.20
3rd Quarter	$3.19	$1.50
4th Quarter	$2.85	$2.00

2008 1st Quarter	$5.00	$2.59
2nd Quarter	$4.25	$2.18
3rd Quarter	$5.95	$3.00
4th Quarter	$3.98	$0.85

Dividends

We do not pay a regular dividend. Any determination relating to dividend policy will be made at the discretion of our board of directors. The tems of our senior secured credit facility governing our notes currently restrict our ability to pay dividends.

Unregistered Sales of Equity Securities

None.

Performance Graph

The following graphs compare the percentage change in PGT, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the Standard & Poor’s Building Products Index and the NASDAQ Composite Index over the period from June 27, 2006 (the date we became a public company) to January 2, 2010.

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*
AMONG PGT, INC., THE NASDAQ COMPOSITE INDEX,
AND THE S&P BUILDING PRODUCTS INDEX

	6/27/2006	6/06	9/06	12/06	3/07	6/07	9/07	12/07
PGT, Inc.	100.00	112.86	100.43	90.36	85.71	78.07	56.64	34.50
S&P Building Products	100.00	102.51	96.65	105.41	106.85	114.67	95.04	103.78
NASDAQ Composite	100.00	103.42	107.53	115.00	115.30	123.95	128.63	126.28

	3/08	6/08	9/08	01/03/09	3/09	6/09	9/09	01/02/10
PGT, Inc.	21.21	22.71	23.29	8.43	10.71	11.71	19.71	14.93
S&P Building Products	98.60	83.05	94.71	58.76	40.44	46.04	63.88	72.91
NASDAQ Composite	108.52	109.18	99.60	75.09	76.61	86.83	97.17	109.17

* $100 invested on 06/27/2006 in stock or in index-including reinvestment of dividends for 42 months ending January 2, 2010.

Item 6.	SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated financial information and other data as of and for the periods indicated and have been derived from our audited consolidated financial statements.

    All information included in the following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7, and with the consolidated financial statements and related notes in Item 8. All years consisted of 52 weeks except for the year ended January 3, 2009 which consisted of 53 weeks. We do not believe the impact on comparability of results is significant.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
Consolidated Selected Financial Data	January 2,	January 3,	December 29,	December 30,	December 31,
(in thousands except per share data)	2010	2009	2007	2006	2005

Net sales	$166,000	$218,556	$278,394	$371,598	$332,813
Cost of sales	121,622	150,277	187,389	229,867	209,475

Gross margin	44,378	68,279	91,005	141,731	123,338
Impairment charges(1)	742	187,748	826	1,151	7,200
Stock compensation expense(2)	-	-	-	26,898	7,146
Selling, general and administrative
expenses	51,902	63,109	77,004	86,219	83,634

(Loss) income from operations	(8,266)	(182,578)	13,175	27,463	25,358
Interest expense	6,698	9,283	11,404	28,509	13,871
Other (income) expense, net(3)	37	(40)	692	(178)	(286)

(Loss) income before income taxes	(15,001)	(191,821)	1,079	(868)	11,773
Income tax (benefit) expense	(5,584)	(28,789)	456	101	3,910

Net (loss) income	$(9,417)	$(163,032)	$623	$(969)	$7,863

Net (loss) income per common share:
Basic	$(0.26)	$(5.08)	$0.02	$(0.04)	$0.47
Diluted	$(0.26)	$(5.08)	$0.02	$(0.04)	$0.43
Weighted average shares outstanding:
Basic(4)	36,451	32,104	29,247	22,673	16,800
Diluted(4)	36,451	32,104	30,212	22,673	18,376

Other financial data:
Depreciation	$10,435	$11,518	$10,418	$9,871	$7,503
Amortization	5,731	5,570	5,570	5,742	8,020

	As Of	As Of	As Of	As Of	As Of
	January 2,	January 3,	December 29,	December 30,	December 31,
	2010	2009	2007	2006	2005
Balance Sheet data:
Cash and cash equivalents	$7,417	$19,628	$19,479	$36,981	$3,270
Total assets	173,630	200,617	407,865	442,794	425,553
Total debt, including current portion	68,268	90,366	130,000	165,488	183,525
Shareholders’ equity	68,209	74,185	210,472	205,206	156,571

(1)
In 2009, 2007 and 2006, amount relates to write-down of the value of our Lexington, North Carolina property. In 2008, amount relates to intangible asset impairment charges. See Note 7 in Item 8.   In 2005, amount relates to write-down of a trademark in connection with the sale of the related product line.

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

(3)	Relates to derivative financial instruments.

(4)	Weighted average common shares outstanding for all periods have been restated to give effect to the bonus element in the 2010 rights offering.

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

RECENT DEVELOPMENTS

In the first quarter of 2010, we entered into an agreement with a broker to list our Lexington, NC, plant facility.  In the second quarter of 2009, we ceased operating out of that facility and do not expect a potential sale to have a material impact on our operations in the future.

On March 12, 2010, we completed our rights offering which generated net proceeds of $27.5 million used to repay a portion of the outstanding indebtedness under our amended credit agreement in the amount of $15.0 million, and for general corporate purposes in the amount of $12.5 million.  See “Liquidity and Capital Resources” for further information.

On March 18, 2010 our Board of Directors approved the Amended and Restated 2006 Equity Incentive Plan, and authorized an Equity Exchange.  Also, on March 8, 2010, our Board of Directors authorized a stock option exchange to eligible employees.  These three items are subject to approval at our annual stockholders' meeting.  Additional information appears in our definitive proxy statement for our annual meeting of stockholders under the captions “Amended and Restated 2006 Equity Incentive Plan”, “Issuer Tender Offer”, and “Equity Exchange”.

EXECUTIVE OVERVIEW

Sales and Operations

On February 11, 2010, we issued a press release and held a conference call on Friday, February 19, 2010 to review the results of operations for our fiscal year ended January 2, 2010.  During the call, we also discussed current market conditions, and progress made regarding certain of our growth initiatives. The overview and estimates contained in this report are consistent with those given in our press release. We are neither updating nor confirming that information.

There have been some positive signs in our industry lately, but certain statistics such as housing starts are still at record lows.  Single-Family housing starts in Florida remained at approximately 6,000 per quarter in 2009, compared to 60,000 during the housing boom and a realistic average of 25,000 based on Florida population.  Other economic indicators such as continuing high unemployment are likely to hamper the rate of growth for the immediate future.

The slowdown that we first experienced in fiscal 2007 has continued through fiscal 2009. Our 2009 net revenue was 40% lower than net revenue in 2007 and 24% lower than net revenue in 2008. We believe over inflation in the housing market, followed by a significant drop in consumer confidence and a lack of liquidity in the credit markets, slowed the economy to a pace not experienced since the Great Depression. As such, we believe the return of consumer confidence and a sustained stabilization in the housing market are important aspects in the recovery of our business.  However, despite these conditions, we maintained a positive cash flow while executing our strategic vision of gaining market share in our core market of Florida and expanding our out-of-state presence.

We continue to believe in our ability to expand our sales into out-of-state markets, which increased 24% during 2009 driven by the introduction of new products and the expansion of our distribution base. Launched in 2008, our SpectraGuard vinyl product line sales grew to $8.0 million in 2009 compared to $1.4 million in 2008.

Our sales into the new construction and repair and remodeling markets are down 45% and 12% respectively in 2009. However, our mix of sales between these two end markets has notably shifted over the past two years. Sales into the repair and remodeling market represented 73% in 2009 compared to 54% in 2007 and 63% in 2008. This prominent shift has helped our company somewhat off-set the significant decline in the new home construction market.

We sought to balance between short-term cash flow goals and long-term strategic goals, during the difficult market conditions described above.  We consistently re-evaluated our cost structure, identifying opportunities to drive efficiencies and savings initiatives while remaining aware of the resources needed to effectively serve our customers and exceed their expectations.

 As a result, we implemented various initiatives to take cost out of our system including reductions in our workforce, reductions in pay, renegotiating supply agreements and cutting discretionary spending. We recorded $5.4 million in restructuring costs in 2009 and $2.1 million in 2008 related to our efforts. When combined, these actions are estimated to drive substantial cost savings that will exceed $25 million annually. These efforts have helped off-set the decline in sales volume which causes an unfavorable deleveraging of our fixed costs.

Liquidity and Cash Flow

We began 2007 with a total net debt balance of $128 million and ended fiscal 2009 with a net debt of $61 million. Over the past three years we were able to reduce our debt by combining our ability to generate cash from operations totaling $54 million, with net proceeds from the fully subscribed 2008 rights offering of $29.3 million.  Due to the focus on reducing debt, our net debt level is currently at its lowest point since 2004.

As we entered into 2010 we announced another rights offering which closed on March 12, 2010.  This rights offering was 90% subscribed and generated $27.5 million of additional capital for our Company, bringing our net debt levels down further to $34 million.

We used $15.0 million of the proceeds to further pay down our term debt and make our Third amendment to our credit facility, which we entered into on December 24, 2009, effective.  This amendment further secures our position and provides more flexibility to focus on long-term strategic goals.

Acquisition

Pursuant to an asset purchase agreement by and between Hurricane Window and Door Factory, LLC (“Hurricane”) of Ft. Myers, Florida, and our operating subsidiary, PGT Industries, Inc., effective on August 14, 2009, we acquired certain operating assets of Hurricane for approximately $1.5 million in cash.  Hurricane designed and manufactured high-end vinyl impact products for the single- and multi-family residential markets. The products provide long-term energy and structural benefits, while qualifying homeowners for the government’s energy tax credits through the American Recovery and Reinvestment Act of 2009.  This product line was developed specifically for the hurricane protection market and combines some of the highest structural ratings in the industry with excellent energy efficiency.  The acquisition of this business expands our presence in the energy efficient vinyl impact-resistant market, increases our ability to serve the multi-story condominium market, and enhances our ability to offer a complete line of impact products to the customer.

The purchase price paid was allocated to the assets acquired based on their estimated fair value on August 14, 2009.  The assets acquired included Hurricane’s inventory, comprised almost entirely of raw materials, and property and equipment, primarily comprised of machinery and other manufacturing equipment.  We also acquired the right to use Hurricane’s design technology through the end of 2010 and the option to purchase the technology at any time through the end of 2010 and, if desired, we can extend the right to use and the option to purchase Hurricane’s design technology for an additional one year period through the end of 2011.  The allocation of the $1.5 million cash purchase price to the fair value of the assets acquired as of the August 14, 2009 acquisition date is as follows:

(in thousands)	Fair Values
Inventory	$254
Property and equipment	623
Identifiable intangibles	575
Net assets acquired	1,452
Purchase price	1,452
Goodwill	$-

The value of inventory was established based on then current purchase prices of identical materials available from Hurricane’s existing vendors.  The value of property and equipment was established based on Hurricane’s net carrying values which we determined to approximate fair value due to, among other things, their having been in service for less than one year.  We engaged a third-party valuation specialist to assist us in estimating the fair value of the identifiable intangible assets consisting of the right to use Hurricane’s design technology and the related purchase option.  The fair value of the identifiable intangible assets was estimated using an income approach based on projections provided by management. The carrying value of the intangible assets of $0.4 million is included in other intangible assets, net, in the accompanying condensed consolidated balance sheet at January 2, 2010.  The intangible assets are being amortized on the straight-line basis over their estimated lives of approximately 1.4 years through the end of 2010.  Amortization expense of $0.2 million is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the year ended January 2, 2010.  Acquisition costs of less than $0.1 million are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended January 2, 2010.  Hurricane’s operating results prior to the acquisition were insignificant.

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

On March 4, 2008, we announced a second restructuring as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructuring resulted in a decrease in our workforce of approximately 300 employees and included employees in both Florida and North Carolina.  As a result of the restructuring, we recorded a restructuring charge of $2.1 million in 2008, of which $1.1 million is classified within cost of goods sold and $1.0 million is classified within selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended January 3, 2009.  The charge related primarily to employee separation costs.  Of the $2.1 million, $1.8 million was disbursed in the first quarter of 2008.  The remaining $0.3 million is classified within accrued liabilities in the accompanying consolidated balance sheet as of January 3, 2009 (Note 8) and was disbursed in 2009.

On January 13, 2009, March 10, 2009, September 24, 2009 and November 12, 2009, we announced restructurings as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructuring resulted in a decrease in our workforce of approximately 260 in the first quarter, 80 in the second quarter and 140 in the fourth quarter for a total of 480 employees in both Florida and North Carolina.  As a result of the restructurings, we recorded restructuring charges of $5.4 million in the accompanying consolidated statement of operations for the year ended January 2, 2010, of which $3.1 million is classified within cost of goods sold with $1.4 million charged in the first quarter, $0.5 million in the third quarter and $1.2 million in the fourth. The remaining $2.3 million is classified within selling, general and administrative expenses of which $1.6 million is charged in the first quarter, $0.4 million in the second quarter and $0.3 million in the fourth quarter in the accompanying consolidated statement of operations for the year ended January 2, 2010.  The charge related primarily to employee separation costs.  Of the $5.4 million, $2.6 million was disbursed in the first quarter of 2009, $0.3 million in the second quarter, $0.4 million in the third quarter and $1.2 million in the fourth quarter.  The remaining $0.9 million is classified within accrued liabilities in the accompanying consolidated balance sheet as of January 2, 2010 (Note 8) and is expected to be disbursed in 2010.

The following table provides information with respect to the accrual for restructuring costs:

	Beginning of Year	Charged to Expense	Disbursed in Cash	End of Year
(in thousands)
Year ended January 2, 2010:
2008 Restructuring	$332	$-	$(332)	$-
2009 Restructurings	-	5,395	(4,497)	898
For the year ended January 2, 2010	$332	$5,395	$(4,829)	$898

Year ended January 3, 2009:
2007 Restructuring	$850	$-	$(850)	$-
2008 Restructuring	-	2,131	(1,799)	332
For the year ended January 3, 2009	$850	$2,131	$(2,649)	$332

Year ended December 29, 2007:
2007 Restructuring	$-	$2,375	$(1,525)	$850

Non-GAAP Financial Measures – Items Affecting Comparability

Below is a presentation of EBITDA, a non-GAAP measure, which we believe is useful information for investors (in thousands):

	Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007

Net (loss) income	$(9,417)	$(163,032)	$623
Interest expense	6,698	9,283	11,404
Income tax (benefit) expense	(5,584)	(28,789)	456
Depreciation	10,435	11,518	10,418
Amortization	5,731	5,570	5,570

EBITDA (1)(2)	$7,863	$(165,450)	$28,471

(1) Includes the impact of the following expenses:
Restructuring charges (a)	$(5,395)	$(2,131)	$(2,375)
Impairment charges (b)	(742)	(187,748)	(826)

(a)	Represents charges related to restructuring actions taken in 2009, 2008 and 2007. These charges relate primarily to employee separation costs.
(b)	In 2009 and in 2007, represents the write-down of the value of the Lexington, North Carolina property. In 2008, represents goodwill and indefinite lived asset impairment charges.

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

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

	Year Ended			Percent Change
	January 2,	January 3,	December 29,	Increase / (Decrease)
	2010	2009	2007	2009-2008	2008-2007

(in thousands, except per share amounts)
Net sales	$166,000	$218,556	$278,394	(24.0%)	(21.5%)
Cost of sales	121,622	150,277	187,389	(19.1%)	(19.8%)

Gross margin	44,378	68,279	91,005	(35.0%)	(25.0%)
As a percentage of sales	26.7%	31.2%	32.7%

Impairment charges	742	187,748	826
SG&A expenses	51,902	63,109	77,004	(17.8%)	(18.0%)
SG&A expenses as a percentage of sales	31.3%	28.9%	27.7%

(Loss) income from operations	(8,266)	(182,578)	13,175

Interest expense, net	6,698	9,283	11,404
Other expense (income), net	37	(40)	692
Income tax (benefit) expense	(5,584)	(28,789)	456

Net (loss) income	$(9,417)	$(163,032)	$623

Net (loss) income per common share:
Diluted	$(0.26)	$(5.08)	$0.02

2009 Compared with 2008

The year ended January 2, 2010 consisted of 52 weeks. The year ended January 3, 2009 consisted of 53 weeks.   We do not believe the impact on comparability of results is significant.

Net sales

Net sales for 2009 were $166.0 million, a $52.6 million, or 24.0%, decrease in sales from $218.6 million in the prior year.

The following table shows net sales classified by major product category (in millions):

	Year Ended
	January 2, 2010		January 3, 2009
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$108.2	65.2%	$151.8	69.4%	(28.7%)
Other Window and Door Products	57.8	34.8%	66.8	30.6%	(13.5%)

Total net sales	$166.0	100.0%	$218.6	100.0%	(24.0%)

Net sales of WinGuard Windows and Doors were $108.2 million in 2009, a decrease of $43.6 million, or 28.7%, from $151.8 million in net sales for the prior year.  Volume attributed to $36.5 million of the decline, while the remaining $7.1 million decline is mainly a result of a shift in mix towards vinyl WinGuard products which carry a lower selling price than aluminum WinGuard products.  During 2009, sales of vinyl WinGuard products were up 12% compared to 2008, while sales of aluminum WinGuard were down 33%.  The decrease in sales of our WinGuard products was driven mainly by the impact of the credit crisis affecting the consumers’ ability and desire to remodel their homes as well as the decline in new home construction.  Finally, the decline is also a result, to some extent, of the lack of storm activity during the three most recent hurricane seasons in the coastal markets of Florida we serve.

Net sales of Other Window and Door Products were $57.8 million in 2009, a decrease of $9.0 million, or 13.5%, from $66.8 million for the prior year. The decrease was mainly due to a reduction in aluminum non-impact and commercial products sales of 33%, offset by an increase in vinyl non-impact and other sales which were up 46%.  The increase in vinyl non-impact sales is a result of our continued strategy to grow in markets outside the state of Florida.  To further that goal, we have introduced several new vinyl non-impact products over the past two years, whose sales have exceeded expectations.  These new products accounted for $8.0 million in sales in 2009, and $1.4 million in sales in 2008.

Gross margin

Gross margin was $44.4 million in 2009, a decrease of $23.9 million, or 35.0%, from $68.3 million in the prior year. The gross margin percentage was 26.7% in 2009 compared to 31.2% in the prior year. This decrease was largely due to lower overall sales volumes which reduced our ability to leverage fixed costs, a shift in mix towards non-impact products which carry a lower margin, as well as an increase in restructuring charges of $2.0 million in 2009.   Offsetting these items in part is a decrease in the average cost of aluminum of approximately $0.26 per pound, and overhead cost reductions from the cost savings initiatives.  Cost of goods sold includes charges of $3.1 million in 2009 and $1.1 million in 2008 related to the restructuring actions taken in each year.

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

Impairment Charges

In 2009, there was an impairment charge of $0.7 million related to a manufacturing facility for which we entered into an agreement to list the property for sale in January 2010. Impairment charges totaled $187.7 million in 2008, of which $169.6 million related to goodwill and $18.1 million related to our trademarks.

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

We performed our annual assessment of goodwill impairment as of January 3, 2009. Given a further decline in housing starts and the overall tightening of the credit markets, our revised forecasts indicated additional impairment of our goodwill.  After allocating the fair value to our assets and liabilities other than goodwill, we concluded that goodwill had no implied fair value and the remaining carrying value was written-off.  After recognizing these charges, we do not have any goodwill remaining on the accompanying consolidated balance sheet as of January 3, 2009.

 We also performed our annual assessment of our trademarks as of January 3, 2009, which indicated that further impairment was present resulting in an additional impairment charge of $17.8 million in the fourth quarter of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $51.9 million, a decrease of $11.2 million, or 17.8%, from $63.1 million in the prior year.  This decrease was mainly due to decreases of $6.7 million in personnel related costs due to lower employment levels, $1.4 million in marketing costs due to decreased levels of general advertising and promotional costs, $1.8 million in fuel costs related to lower sales and lower prices for diesel.  The remaining $1.3 million decrease in selling, general and administrative expenses is volume related as the general level of spending in this area has declined with sales.  As a percentage of sales, selling, general and administrative expenses increased to 31.3% in 2009 compared to 28.9% for the prior year. This increase was due to the fact that our ability to leverage certain fixed portions of support and administrative costs did not decrease at the same rate as the decrease in net sales.

Charges of $2.3 million in 2009 and $1.0 million in 2008 related to the restructuring actions taken in each year are included in selling, general and administrative expenses.

Interest expense

Interest expense was $6.7 million in 2009, a decrease of $2.6 million from $9.3 million in the prior year. During 2009, we prepaid $22.0 million of debt resulting in a lower average level of debt when compared to 2008. The interest rate on our debt increased from 6.25% at the end of 2008 to 7.25% at the end of 2009 due to an increase in our leverage ratio which increased our interest rates in accordance with our tiered interest rate structure.

Other expenses (income), net

There was other expense of less than $0.1 million in 2009 compared to other income of less than $0.1 million in 2008.  In both years, the other expense (income) relates to effective over-hedges of aluminum.

Income tax benefit

Our effective combined federal and state tax rate was a benefit of 37.2% and 15.0% for the years ended January 2, 2010 and January 3, 2009, respectively.  The 37.2% tax rate in 2009 relates primarily to a loss carry-back receivable of approximately $3.7 million related to the recently passed legislation allowing companies to carry-back 2009 or 2008 losses up to 5 years, as well as an income tax allocation of $1.8 million between current operations and other comprehensive income. All other deferred tax assets created in 2009 were fully reserved with additional valuation allowances.  The 15.0%  effective tax rate in 2008 resulted from the tax effects totaling $41.3 million related to the write-off of the non-deductible portion of goodwill and $4.6 million related to the valuation allowance on deferred tax assets recorded in the fourth quarter of 2008. Excluding the effects of these items, our 2009 and 2008 effective tax rates would have been 34.6% and 39.0%, respectively.

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

Impairment Charges

Impairment charges totaled $187.7 million in 2008, of which $169.6 million related to goodwill and $18.1 million related to our trademarks.  In 2007, there was an impairment charge of $0.8 million related to a then-idle manufacturing facility which was held for sale and subsequently returned to use.

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

We performed our annual assessment of goodwill impairment as of January 3, 2009. Given a further decline in housing starts and the overall tightening of the credit markets, our revised forecasts indicated additional impairment of our goodwill.  After allocating the fair value to our assets and liabilities other than goodwill, we concluded that goodwill had no implied fair value and the remaining carrying value was written-off.  After recognizing these charges, we do not have any goodwill remaining on the accompanying consolidated balance sheet as of January 3, 2009.

We also performed our annual assessment of our trademarks as of January 3, 2009, which indicated that further impairment was present resulting in an additional impairment charge of $17.8 million in the fourth quarter of 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash flow generated by operations, supplemented by borrowings under our credit facility.  This cash generating capability provides us with financial flexibility in meeting operating and investing needs.  Our primary capital requirements are to fund working capital needs, and to meet required debt payments, including debt service payments on our credit facilities and fund capital expenditures.

2010 Rights Offering

On January 29, 2010, the Company filed Amendment No. 1 to the Registration Statement on Form S-1 filed on December 24, 2009 relating to a previously announced offering of rights to purchase 20,382,326 shares of the Company’s common stock with an aggregate value of approximately $30.6 million.  The registration statement relating to the rights offering was declared effective by the United States Securities and Exchange Commission on February 10, 2010, and the Company distributed to each holder of record of the Company’s common stock as of close of business on February 8, 2010, at no charge, one (1) non-transferable subscription right for every one and three-quarters (1.75) shares of common stock held by such holder under the basic subscription privilege.  Each whole subscription right entitled its holder to purchase one share of PGT’s common stock at the subscription price of $1.50 per share.  The rights offering also contained an over-subscription privilege that permitted all basic subscribers to purchase additional shares of the Company’s common stock up to an amount equal to the amount available to each such holder under the basic subscription privilege.  Shares issued to each participant in the over-subscription were determined by calculating each subscriber’s percentage of the total shares over-subscribed, multiplied by the number of shares available in the over-subscription privilege.  The rights offering expired on March 12, 2010.

The rights offering was 90.0% subscribed resulting in the Company distributing 18,336,368 shares of its common stock, including 15,210,184 shares under the basic subscription privilege and 3,126,184 under the over-subscription privilege, representing a 74.6% basic subscription participation rate.  There were requests for 3,126,184 shares under the over-subscription privilege representing an allocation rate of 100% to each over-subscriber.  Of the 18,336,368 shares issued, 13,333,332 shares were issued to JLL Partners Fund IV (“JLL”) the Company’s majority shareholder, including 10,719,389 shares issued under the basic subscription privilege and 2,613,943 shares issued under the over-subscription privilege.  Prior to the rights offering, JLL held 18,758,934 shares, or 52.6%, of the Company’s outstanding common stock.  With the completion of the rights offering, the Company has 54,005,439 total shares of common stock outstanding of which JLL holds 59.4%.

Net proceeds of $27.5 million from the rights offering were used to repay a portion of the outstanding indebtedness under our amended credit agreement in the amount of $15.0 million, and for general corporate purposes in the amount of $12.5 million.

2008 Rights Offering

On August 1, 2008, the Company filed Amendment No. 1 to the Registration Statement on Form S-3 filed on March 28, 2008 relating to a previously announced offering of rights to purchase 7,082,687 shares of the Company’s common stock with an aggregate value of approximately $30 million.  The registration statement relating to the rights offering was declared effective by the United States Securities and Exchange Commission on August 4, 2008 and the Company distributed to each holder of record of the Company’s common stock as of close of business on August 4, 2008, at no charge, one non-transferable subscription right for every four shares of common stock held by such holder under the basic subscription privilege.  Each whole subscription right entitled its holder to purchase one share of PGT’s common stock at the subscription price of $4.20 per share.  The rights offering also contained an over-subscription privilege that permitted all basic subscribers to purchase additional shares of the Company’s common stock up to an amount equal to the amount available to each under the basic subscription privilege.  Shares issued to each participant in the over-subscription were determined by calculating each subscribers’ percentage of the total shares over-subscribed, multiplied by the number of shares available in the over-subscription privilege.  The rights offering expired on September 4, 2008.

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

Consolidated Cash Flows

Operating activities.  Cash provided by operating activities was $9.5 million for 2009, compared to cash provided by operating activities of $19.9 million for the prior year. In 2008, cash provided by operating activities was down $4.9 million from $24.8 million in 2007.  Both year over year declines are due mainly to the impact of lower sales, offset somewhat by cost savings initiatives. Direct cash flows from operations for 2009, 2008 and 2007 are as follows:

	Direct Operating Cash Flows
(in millions)	2009	2008	2007
Collections from customers	$170.2	$224.5	$288.5
Other collections of cash	2.8	3.4	4.6
Disbursements to vendors	(94.7)	(122.5)	(156.0)
Personnel related disbursements	(63.6)	(80.2)	(100.0)
Debt service costs	(6.2)	(9.1)	(12.0)
Other cash activity, net	1.0	3.8	(0.3)

Cash from operations	$9.5	$19.9	$24.8

The majority of other cash collections is from scrap aluminum sales. Other cash activity, net, includes $1.1 million and $3.3 million in state and federal tax refunds the years ended January 2, 2010 and January 3, 2009, respectively.

Days sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 41 days at January 2, 2010, compared to 39 days at January 3, 2009.   DSO was 39 days at January 3, 2009 compared to 37 days at December 29, 2007.  This increase in DSO over the past two years was primarily due to collection issues with three customers, as well as the effect on our customer base of the decline in the housing market in Florida and the overall economy.

Investing activities. Cash from investing activities was $0.4 million for 2009, compared to cash used of $8.5 million for 2008. The increase in cash from investing activities was due to the impact of net cash received from excess margin returns for settlements of forward contracts related to our aluminum hedging program.  In 2009, we settled $3.4 million in contracts that were funded by margin calls in 2008, as well as received a return of $0.7 million in excess margin as a result of the increase in aluminum prices, especially during the fourth quarter of 2009.   Capital spending, including the acquisition of Hurricane Window and Door Factory assets totaled $3.8 million in 2009, which is $0.7 million lower than total capital spending of $4.5 million in 2008 due to continued efforts to reduce capital spending.

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

Financing activities. Cash used in financing activities was $22.1 million in 2009.  With cash generated from operations during 2009 and cash on hand we prepaid $8.0 million of our long-term debt in June, $12.0 million in September and another $2.0 million in December, for a total of $22 million in debt prepayments in 2009.  In December 2009, we also repaid the $12.0 million of revolver borrowing that occurred in October 2009.

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

Cash used in financing activities was $31.8 million in 2007. In 2007, we made a total of $35.5 million of debt payments including prepayments of $20.0 million in February 2007, $5.0 million in June 2007, $4.5 million in July 2007 and $6.0 million in September 2007, using cash generated by operations.  These financing cash uses were partially offset by proceeds from option exercises of $1.9 million and the classification of $1.8 million of related excess tax benefits within financing activities.

 Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.  For 2009, capital expenditures were $2.3 million, compared to $4.5 million for 2008.  In 2008 and 2009, we reduced certain discretionary capital spending to conserve cash.  We anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans.

Capital Resources. On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of January 2, 2010, there was $26.0 million available under the revolving credit facility.

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

On December 24, 2009, we announced that we entered into a third amendment to the credit agreement.  The amendment, among other things, provides a leverage covenant holiday for 2010, increases the maximum leverage amount for the first quarter of 2011 to 6.25 times (then dropping 0.25X per quarter from the second quarter until the end of the term), extends the due date on the revolver loan until the end of 2011, increases the applicable rate on any outstanding revolver loan by 25 basis points, and sets a base rate floor of 4.25%.  The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $17 million of term loan under the credit agreement no later than March 31, 2010, of which no more than $2 million was permitted to come from cash on hand.  In December 2009, the Company used cash generated from operations to prepay $2 million of outstanding borrowings under the credit agreement.  Using proceeds from the second rights offering, the Company made an additional prepayment of $15 million on March 17, 2010, bringing total prepayments of debt at that time to $17 million as required under the amended credit agreement. See Note 16 for a discussion of the second rights offering. Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 50 basis points of the then outstanding balance of the term loan and the revolving commitment under the credit agreement of $100 million, the amendment became effective on March 17, 2010.  Fees paid to the administrative agent and lenders totaled $1.0 million.  Such fees are being amortized using the effective interest method over the remaining term of the credit agreement.

Under the third amendment, the first lien term loan bears interest at a rate equal to an adjusted LIBOR rate plus a margin ranging from 3.5% per annum to 5% per annum or a base rate plus a margin ranging from 2.5% per annum to 4.0% per annum, at our option, which is equivalent to the rates in the second amendment.  The margin in either case is dependent on our leverage ratio.  The loans under the revolving credit facility bear interest at a rate equal to an adjusted LIBOR rate plus a margin depending on our leverage ratio ranging from 3.00% per annum to 5.00% per annum or a base rate plus a margin ranging from 2.00% per annum to 4.00% per annum, at our option.  The amendment established a floor of 4.25% for base rate loans and continued the 3.25% floor for adjusted LIBOR established in the previous amendment.

Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver and under the senior secured credit facility, we believe we will have sufficient capital to meet our short-term and long-term needs, including our capital expenditures and our debt obligations in 2010.

Long-term debt consisted of the following:

	January 2,	January 3,
	2010	2009
	(in thousands)
Tranche A2 term note payable to a bank in quarterly installments of $231,959 beginning November 14, 2009 through November 14, 2011. A lump sum payment of $87.9 million is due on February 14, 2012. Interest is payable quarterly at
LIBOR or the prime rate plus an applicable margin. At January 3, 2009, the
rate was 4.00% plus a margin of 2.25%.	$-	$90,000

Tranche A2 term note payable to a bank in quarterly installments of $177,546 beginning February 14, 2011 through November 14, 2011. A lump sum payment of $67.3 million is due on February 14, 2012. Interest is payable quarterly at
LIBOR or the prime rate plus an applicable margin. At January 2, 2010, the
rate was 3.25% plus a margin of 4.00%.	68,000	-

	$68,000	$90,000

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes the contractual obligations as of January 2, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Current	2-3 Years	4 Years	5 Years	Thereafter

Long-term debt and capital leases (1)	$79,045	$5,351	$73,694	$-	$-	$-
Operating leases	2,689	1,511	1,034	96	48	-
Supply agreements	1,388	1,388	-	-	-	-
Equipment purchase commitments	51	51	-	-	-	-

Total contractual cash obligations	$83,173	$8,301	$74,728	$96	$48	$-

(1) - Includes estimated future interest expense on our long-term debt assuming the weighted average interest rate of 7.25% as of January 2, 2010 does not change.

 The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at January 2, 2010. Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs.  If these programs were cancelled by our Company, we would be required to pay $1.4 million for various materials.

At January 2, 2010, we had $4.0 million in standby letters of credit related to its worker’s compensation insurance coverage.

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

Allowances for doubtful accounts and notes receivable and related reserves

We evaluate the allowances for doubtful accounts and notes receivable based on specific identification of troubled balances and historical collection experience adjusted for current conditions such as the economic climate. Actual collections can differ from our estimates, requiring adjustments to the allowances.

Goodwill

The impairment evaluation of goodwill is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The annual goodwill impairment test is a two-step process.  First, we determine if the carrying value of our related reporting unit exceeds fair value determined using a discounted cash flow model, which might indicate that goodwill may be impaired.  Second, if we determine that goodwill may be impaired, we compare the implied fair value of the goodwill determined by allocating our reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) to its carrying amount to determine if there is an impairment loss.  As of January 2, 2010, and January 3, 2009, we had no goodwill on our consolidated balance sheet.

Other intangibles

The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted projected cost savings attributable to ownership of the intangible assets with indefinite lives which, for us, are our trademarks. The fair values of trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used. Estimates made by management are subject to change and include such things as future growth assumptions and the rate of projected estimated cost savings, and other factors, changes in which could materially impact the results of the impairment test.

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

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production.  These contracts were in an asset position as of January 2, 2010 and are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum.  We also consider the credit risk of our counter-party in order to measure the fair value of our financial instruments in an asset position.

  As of January 2, 2010, we did not have cash on deposit with our commodities broker related to funding of margin calls on open forward contracts for the purchase of aluminum in a liability position.  We net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis.  In 2008 and 2009 we maintained a line of credit with our commodities broker.  Beginning in 2010, we no longer maintain a line of credit to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls.  Should the price of aluminum fall to a level which causes us to switch to a liability position for open aluminum contracts we would be required to fund daily margin calls to cover the excess.  We believe this mitigates non-performance risk as it places a limit on the amount of the liability for open contracts such that an impact, if any, on the fair value of the liability due to consideration of non-performance risk would not be significant. We assess our risk of non-performance when measuring the fair value of our financial instruments in a liability position by evaluating our current liquidity including cash on hand and availability under our revolving credit facility as compared to the maturities of the financial liabilities.  In addition, we entered into a master netting arrangement (MNA) with our commodities broker that provides for, among other things, the close-out netting of exchange-traded transactions in the event of the insolvency of either party to the MNA.

Our aluminum hedges qualify as highly effective for reporting purposes.  Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item.  Aluminum forward contracts identical to those held by us trade on the London Metal Exchange (“LME”).  The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle.

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

In 2008, we established a valuation allowance with respect to our net deferred tax assets, excluding the deferred tax liability related to trademarks.  Driven by the goodwill and other intangible impairment charges recorded in 2008, our cumulative losses over the last three fiscal years, in addition to the significant downturn in our primary industry of home construction, lead us to conclude that sufficient negative evidence exists that it is deemed more likely than not future taxable income will not be sufficient to realize the related income tax benefits.  We also established a valuation allowance for net deferred tax assets created in 2009.

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

Net sales

During this housing downturn which started in 2007, and the economic credit crisis, which started in 2008, we have experienced sales decreases across most of our product lines both in the new construction and repair and remodeling markets we serve. However, our decrease in sales has been lower than the decrease in single family housing starts over the same period.  This is a result of two main factors:

•	Our historical ability to outperform the new construction market due to our strong repair and remodel presence.

•
The success of our recent initiatives to grow in vinyl products and in markets outside the state of Florida.  In 2009, our out-of-state sales were 19% of total sales, as opposed to less than 10% in 2006.  Also we expect our sales of new non-impact as well as impact vinyl products to continue to gain traction in 2010.

  Certain agencies that report housing start information project that single family housing starts in the U.S. will be up 10% or more in 2010.  However we will continue to operate with a more conservative view until a stable and predictable growth in the marketplace is achieved.

Gross margin

We believe the following factors, which are not all inclusive, may impact our gross margin in 2010:

Our gross margin percentages are heavily influenced by total sales due to operating leverage of fixed costs, as well as product mix, due to the fact that our non-impact products carry a lower margin than our impact products.

During the third and fourth quarters of 2008, we entered into forward contracts for the purchase of aluminum as prices fell to levels not seen since 2002.  Some of these contracts will mature in 2010.  For contracts that mature in 2010, our hedged price of aluminum on average is $0.94 per pound, which is currently near the cash price for aluminum.  However, since we are only approximately 57% covered in 2010, the fluctuation of aluminum prices, up or down, will impact the price we pay for our cash purchases.

The savings generated from cost reduction initiatives implemented throughout 2009, most of which will benefit cost of goods, are designed to improve profitability and lessen the negative effect on operating results of decreasing sales.

Selling, general and administrative expenses

Planned cost reductions announced throughout 2009, are designed to improve profitability and lessen the effect of decreasing sales. However, certain costs such as diesel fuel can fluctuate greatly at times.  If the cost of diesel fuel were to increase again, our selling, general and administrative costs would increase. In addition, economic and credit conditions may significantly impact our bad debt expense. We continue to monitor our customer’s credit profiles carefully and make changes in our terms where necessary in response to this heightened risk.

Interest expense

We prepaid $22 million in outstanding borrowings during 2009.  We believe this decrease in debt levels for the full year of 2010, coupled with the $15 million repayment made on March 17, 2010 will result in our paying less interest in 2010 than in 2009.

Liquidity and capital resources

We had $7.4 million of cash on hand as of January 2, 2010. While we are confident in our ability to continue to generate cash flow in this unprecedented downturn in the housing market and the economy, it is possible that we may use this cash to fund margin calls related to our forward contracts for aluminum if the price of aluminum falls to levels less than our positions.  Our credit facility includes a $25 million revolving credit facility of which $21.0 million was available as of March 17, 2010.

Management expects to spend nearly $4.6 million on capital expenditures in 2010, including capital expenditures related to product line expansions targeted at increasing sales.  We expect depreciation to be approximately $9.0 million and amortization to be approximately $6.0 million in 2010.  On January 2, 2010, we had outstanding purchase commitments on capital projects of approximately $0.1 million.

Summary

There have been some positive signs in our industry lately, but certain statistics such as housing starts are still at record lows.  Single-Family housing starts in Florida continue to stay around 6,000 per quarter, compared to 60,000 during the housing boom and a realistic average of 25,000 based on Florida population.  Other economic indicators such as unemployment will hamper the rate of growth for the immediate future.  We are currently staffed appropriately for our sales levels, and accordingly, we are cautiously optimistic about 2010.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change.  We are exposed to changes in LIBOR or the base rate of our credit facility’s administrative agent.  We do not currently use interest rate swaps, caps or futures contracts to mitigate this risk. Changes in our debt could also increase these risks. Based on debt outstanding at January 2, 2010, a 1% increase in interest rates would result in approximately $0.7 million of additional interest expense annually.

We utilize derivative financial instruments to hedge price movements in our aluminum materials.  We are exposed to changes in the price of aluminum as set by the trades on the London Metal Exchange. We have entered into aluminum hedging instruments that settle at various times through the end of 2010 that cover approximately 57% of our anticipated needs during 2010 at an average price of $0.94 per pound.  Short-term changes in the cost of aluminum, which can be significant, are sometimes passed on to our customers through price increases, however, there can be no guarantee that we will be able to continue to pass on such price increases to our customers or that price increases will not negatively impact sales volume, thereby adversely impacting operating margins.

For forward contracts for the purchase of aluminum at January 2, 2010, a 10% decrease in the price of aluminum would decrease the fair value of our forward contacts of aluminum by $0.6 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
 PGT, Inc.

We have audited the accompanying consolidated balance sheets of PGT, Inc. as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PGT, Inc. at January 2, 2010 and January 3, 2009, and the consolidated results of their operations and their cash flows for each of the three years ended January 2, 2010, January 3, 2009 and December 29, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PGT. Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants
Tampa, Florida
March 18, 2010

PGT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007

Net sales	$166,000	$218,556	$278,394
Cost of sales	121,622	150,277	187,389

Gross margin	44,378	68,279	91,005

Impairment charges	742	187,748	826
Selling, general and administrative expenses	51,902	63,109	77,004

(Loss) income from operations	(8,266)	(182,578)	13,175

Interest expense, net	6,698	9,283	11,404
Other expense (income), net	37	(40)	692

(Loss) income before income taxes	(15,001)	(191,821)	1,079

Income tax (benefit) expense	(5,584)	(28,789)	456

Net (loss) income	$(9,417)	$(163,032)	$623

Net (loss) income per common share:
Basic	$(0.26)	$(5.08)	$0.02

Diluted	$(0.26)	$(5.08)	$0.02

Weighted average shares outstanding:
Basic	36,451	32,104	29,247

Diluted	36,451	32,104	30,212

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	January 2,	January 3,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$7,417	$19,628
Accounts receivable, net	14,213	17,321
Inventories	9,874	9,441
Deferred income taxes, net	622	1,158
Income tax receivable	3,782	1,074
Other current assets	4,078	4,868

Total current assets	39,986	53,490

Property, plant and equipment, net	65,104	73,505
Other intangible assets, net	67,522	72,678
Other assets, net	1,018	944

Total assets	$173,630	$200,617

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,759	$5,730
Accrued liabilities	9,848	8,852
Current portion of long-term debt and capital lease obligations	105	330

Total current liabilities	16,712	14,912

Long-term debt and capital lease obligations	68,163	90,036
Deferred income taxes	17,937	18,473
Other liabilities	2,609	3,011

Total liabilities	105,421	126,432

Commitments and contingencies (Note 13)	-	-

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	-	-
Common stock; par value $.01 per share; 200,000 shares authorized; 35,672 and
35,392 shares issued and 35,303 and 35,197 shares outstanding at
January 2, 2010 and January 3, 2009, respectively	353	352
Additional paid-in-capital	241,682	241,177
Accumulated other comprehensive loss	(1,031)	(3,966)
Accumulated deficit	(172,795)	(163,378)

Total shareholders' equity	68,209	74,185

Total liabilities and shareholders' equity	$173,630	$200,617

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007

Cash flows from operating activities:
Net (loss) income	$(9,417)	$(163,032)	$623
Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Depreciation	10,435	11,518	10,418
Amortization	5,731	5,570	5,570
Provision for allowances of doubtful accounts	1,722	1,526	(46)
Stock-based compensation	518	798	1,479
Excess tax benefits from stock-based compensation plans	-	-	(1,762)
Amortization and write-offs of deferred financing costs	561	724	724
Derivative financial instruments	-	(40)	692
Deferred income taxes	(1,813)	(27,929)	(1,423)
Impairment charges	742	187,748	826
Loss on disposal of assets	98	22	226
Change in operating assets and liabilities:
Accounts receivable	3,011	4,304	4,647
Inventories	(351)	(218)	1,874
Prepaid expenses and other current assets	(2,973)	(711)	4,035
Accounts payable and accrued liabilities	1,240	(408)	(3,063)

Net cash provided by operating activities	9,504	19,872	24,820

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,330)	(4,485)	(10,569)
Acquisition of business	(1,452)	-	-
Net change in margin account for derivative financial instruments	4,098	(4,098)	-
Proceeds from sales of equipment	79	58	43

Net cash provided by/(used in) investing activities	395	(8,525)	(10,526)

Cash flows from financing activities:
Payments of long-term debt	(22,000)	(40,000)	(35,488)
Payments of financing costs	-	(634)	-
Payments of capital leases	(98)	(55)	-
Purchases of treasury stock	(6)	-	-
Adjustment to and net proceeds from issuance of common stock	(6)	29,281	-
Proceeds from exercise of stock options	-	210	1,930
Excess tax benefits from stock-based compensation plans	-	-	1,762

Net cash used in financing activities	(22,110)	(11,198)	(31,796)

Net (decrease) increase in cash and cash equivalents	(12,211)	149	(17,502)
Cash and cash equivalents at beginning of period	19,628	19,479	36,981
Cash and cash equivalents at end of period	$7,417	$19,628	$19,479

Supplemental cash flow information:
Interest paid	$6,224	$9,102	$12,034

Income taxes (refunded) paid	$(1,062)	$(3,270)	$2,798

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)

			Additional
			Paid-in
			Capital		Accumulated
			Net of		Other
	Common stock		Treasury	Accumulated	Comprehensive
	Shares	Amount	Stock	Deficit	Income (Loss)	Total
Balance at December 30, 2006	26,999,051	$270	$205,799	$(969)	$106	$205,206
Exercise of stock options, including
tax benefit of $1,762 from the
exercise of stock options	609,837	6	3,686			3,692
Vesting of restricted stock	11,208
Stock-based compensation			1,479			1,479
Comprehensive income, net of tax effect:
Amortization of ineffective
interest rate swap					(159)	(159)
Change related to interest rate swap					8	8
Change related to aluminum
forward contracts					(377)	(377)
Net income				623		623
Total comprehensive income						95
Balance at December 29, 2007	27,620,096	$276	$210,964	$(346)	$(422)	$210,472
Exercise of stock options, including
tax benefit of $0 from the
exercise of stock options	479,417	5	205			210
Vesting of restricted stock	15,149
Stock-based compensation			798			798
Issuance of common stock	7,082,687	71	29,210			29,281
Comprehensive loss, net of tax effect:
Change related to interest rate swap					74	74
Change related to aluminum
forward contracts					(3,618)	(3,618)
Net loss				(163,032)		(163,032)
Total comprehensive loss						(166,576)
Balance at January 3, 2009	35,197,349	$352	$241,177	$(163,378)	$(3,966)	$74,185
Vesting of restricted stock	108,694	1	(1)			-
Acquisition of treasury stock	(3,339)		(6)			(6)
Stock-based compensation			518			518
Rights offering costs			(6)			(6)
Comprehensive income, net of tax effect:
Change related to aluminum
forward contracts					2,935	2,935
Net loss				(9,417)		(9,417)
Total comprehensive loss						(6,482)
Balance at January 2, 2010	35,302,704	$353	$241,682	$(172,795)	$(1,031)	$68,209

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

PGT, Inc. (“PGTI” or the “Company”) is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority of our sales are to customers in the state of Florida; however, we also sell products in over 40 states, the Caribbean and in South and Central America. Products are sold through an authorized dealer and distributor network, which we have approved.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc. On February 15, 2006, our Company was renamed PGT, Inc. On January 29, 2004, we acquired 100% of the outstanding stock of PGT Holding Company, based in North Venice, Florida. We have one manufacturing operation and one glass tempering and laminating plant in North Venice, Florida with an additional manufacturing operation located in Salisbury, North Carolina.

All references to PGTI or our Company apply to the consolidated financial statements of PGT, Inc. unless otherwise noted.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  In June 2009, the FASB announced that the FASB Accounting Standards Codification (“Codification”) was the new source of GAAP recognized by the FASB for nongovernmental entities.

Fiscal period

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The periods ended January 2, 2010 and December 29, 2007 consisted of 52 weeks. The period ended January 3, 2009 consisted of 53 weeks.

Principles of consolidation

The consolidated financial statements present the results of the operations, financial position and cash flows of PGTI and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment information

We operate as one operating segment, the manufacture and sale of windows and doors.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates involved in applying our accounting policies are those that require management to make assumptions about matters that are uncertain at the time the accounting estimate is made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period and would have a material impact on the presentation of PGTI’s financial condition, changes in financial condition or results of operations. Actual results could materially differ from those estimates.

Revenue recognition

PGTI recognizes revenue when a valid customer order with a fixed price has been received, the product has been delivered and accepted by the customer and collectibility is reasonably assured. Revenues are recognized net of allowances for discounts and estimated returns, which are estimated using historical experience.

Cost of sales

Cost of sales represents costs directly related to the production of our products. Primary costs include raw materials, direct labor, and manufacturing overhead. Manufacturing overhead and related expenses primarily include salaries, wages, employee benefits, utilities, maintenance, engineering and property taxes.

In the first quarter of 2009, we entered into a contract to continue manufacturing windows and doors for a large multi-story condominium project in Southeast Florida.  At the time the contract was executed, the initial project was approximately 35% complete.  We recorded an estimated loss on this contract of $0.9 million in the first quarter of 2009 in cost of goods sold, and the corresponding liability is shown in accrued liabilities on the accompanying consolidated balance sheets at January 2, 2010.  In connection with this project, we received a credit against the purchase of materials in the amount of $0.8 million from an aluminum supplier which was also recorded in cost of goods sold in the first quarter of 2009.  As of January 2, 2010, there is $0.5 million remaining as a receivable for these credits and is shown in other current assets on the accompanying consolidated balance sheets.

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

Shipping and handling costs

Shipping and handling costs incurred in the purchase of materials used in the manufacturing process are included in cost of sales. Costs relating to shipping and handling of our finished products are included in selling, general and administrative expenses and total $13.0 million, $17.7 million, and $17.3 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

Advertising

We expense advertising costs as incurred. Advertising expense included in selling, general and administrative expenses were $0.3 million, $0.6 million and $1.8 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

Research and development costs

We expense research and development costs as incurred. Research and development costs included in overhead expenses were $1.4 million, $1.4 million and $2.2 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand or highly liquid investments with an original maturity date of three months or less.

Accounts and notes receivable and allowance for doubtful accounts

We extend credit to qualified dealers and distributors, generally on a non-collateralized basis. Accounts receivable are recorded at their gross receivable amount, reduced by an allowance for doubtful accounts that results in the receivable being recorded at its net realizable value. The allowance for doubtful accounts is based on management’s assessment of the amount which may become uncollectible in the future and is determined through consideration of Company write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions. Uncollectible accounts are written off after repeated attempts to collect from the customer have been unsuccessful.

Accounts receivable consist of the following:

			January 2,	January 3,
			2010	2009
			(in thousands)

Accounts receivable			$15,678	$18,545
Less: Allowance for doubtful accounts			(1,465)	(1,224)

			$14,213	$17,321

	Balance at			Balance at
	Beginning	Costs and		End of
Allowance for Doubtful Accounts	of Period	expenses	Deductions(1)	Period
	(in thousands)
Year ended January 2, 2010	$1,224	$1,332	$(1,091)	$1,465

Year ended January 3, 2009	$416	$1,244	$(436)	$1,224

Year ended December 29, 2007	$943	$(160)	$(367)	$416

(1)	Represents uncollectible accounts charged against the allowance for doubtful accounts.

As of January 2, 2010 there were $1.0 million and as of January 3, 2009 there were $1.1 million of trade notes receivable for which there was an allowance of $0.5 million and $0.2 million, respectively, included in other current assets and other assets in the accompanying consolidated balance sheet.

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

Warranty expense

We have warranty obligations with respect to most of our manufactured products. Warranty periods, which vary by product components, range from 1 to 10 years. However, the majority of the products sold have warranties on components which range from 1 to 3 years. The reserve for warranties is based on management’s assessment of the cost per service call and the number of service calls expected to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing Company history and specific identification. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities which, as of January 2, 2010 and January 3, 2009 was 3.85% and 2.50%, respectively. The undiscounted aggregate of accrued warranty at January 2, 2010 and January 3, 2009 is $4.3 million and $4.4 million, respectively.  In 2007, we refined our warranty calculations by adding certain data inputs to better reflect the decrease in sales. This change resulted in a decrease in our estimated warranty obligations as of December 2, 2007 of $0.5 million, which had an approximate $0.3 million effect on net income, or $0.01 per diluted share. The following provides information with respect to our warranty accrual.

Accrued Warranty	Beginning of Period	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)
Year ended January 2, 2010	$ 4,224	$2,490	$ 21	$(2,694)	$ 4,041

Year ended January 3, 2009	$ 4,986	$3,278	$ (575)	$(3,465)	$ 4,224

Year ended December 29, 2007	$ 4,934	$5,568	$ (409)	$(5,107)	$ 4,986

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

Inventories consist of the following:

	January 2,	January 3,
	2010	2009
	(in thousands)

Finished goods	$954	$905
Work in progress	259	342
Raw materials	8,661	8,194

	$9,874	$9,441

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Depreciable assets are assigned estimated lives as follows:

Building and improvements	5 to 40 years
Furniture and equipment	3 to 10 years
Vehicles	3 to 10 years
Computer software	3 years

Maintenance and repair expenditures are charged to expense as incurred.  During the second quarter of 2008, the Company entered into capital leases totaling approximately $0.4 million for the acquisition of equipment representing a non-cash financing and investing activity. Amortization of assets under capital leases is included in depreciation expense and was not material in 2009 or in 2008.

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

We recorded an impairment charge of $0.8 million in 2007 to adjust the carrying value of the Lexington, North Carolina manufacturing facility to its estimated fair value. In December 2009, we recorded an additional impairment charge of $0.7 million to reflect a further decline in the market value for this property.  The cost basis for depreciation purposes is the carrying value of $0.7 million and is classified within property, plant and equipment, net, in the accompanying consolidated balance sheets as of January 2, 2010.  Subsequent to January 2, 2010 we entered an agreement to list the property for sale with an agent, although as a result of the current market conditions, the expected time of disposal cannot be estimated.

We determined the fair value of the Lexington property by obtaining recommendations of value from various local real estate agents and by reviewing data from comparable sales and leases executed in the recent past.  We categorize this property as being fair valued using Level 2 inputs as follows:

Fair Value Measurements at Reporting Date of Asset (Liability) Using:
		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	January 2,	Active Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
(in thousands)

Lexington Property	$ 700	$ -	$ 700	$ -

Computer software

We capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include:

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

Capitalized software as of January 2, 2010 and January 3, 2009 was $11.4 million and $10.6 million, respectively. Accumulated depreciation of capitalized software was $10.0 million and $9.0 million as of January 2, 2010 and January 3, 2009, respectively.

Depreciation expense for capitalized software was $1.1 million, $1.1 million and $1.0 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

We review the carrying value of software and development costs for impairment in accordance with our policy pertaining to the impairment of long-lived assets.

Goodwill

At the present time, we do not have goodwill on our balance sheet.  During the year ended January 3, 2009, the goodwill was found to be fully impaired, and written off accordingly. See Note 7.

Our policy, for goodwill in the past or in the future should any be recorded, is to evaluate impairment of goodwill annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The annual goodwill impairment test is a two-step process.  First, we will determine whether the carrying value of our related reporting unit exceeds fair value determined using a discounted cash flow model, which might indicate that goodwill may be impaired.  Second, if we determine that goodwill may be impaired, we will compare the implied fair value of the goodwill determined by allocating our single reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) to its carrying amount to determine if there is an impairment loss.

Other intangibles

Other intangible assets consist of trademarks and customer-related intangible assets. The useful lives of trademarks were determined to be indefinite and, therefore, these assets are not being amortized. Customer-related intangible assets are being amortized over their estimated useful lives of ten years.  The impairment evaluation of intangible assets with indefinite lives is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the indefinite-lived intangible assets, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future projected cost savings attributable to ownership of the intangible assets with indefinite lives which, for us, are our trademarks.  See Note 7.

The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in our current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.

The determination of fair value used in that assessment is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate fair value. Estimated cash flows are sensitive to changes in the Florida housing market and changes in the economy among other things.

Deferred financing costs

Deferred financing costs are amortized using the effective interest method over the life of the debt instrument to which they relate. Unamortized deferred financing costs, included in other assets, net, on the accompanying consolidated balance sheets, totaled $0.6 million at January 2, 2010 and $1.2 million at January 3, 2009.  In the year ended January 3, 2009, an additional $0.6 million of financing costs were deferred and are being amortized related to an amendment of our credit facility (Note 9).  Amortization of deferred financing costs is included in interest expense in the accompanying consolidated statements of operations. There was $0.6 million of amortization for the year ended January 2, 2010 and $0.7 for the years ended January 3, 2009 and December 29, 2007. These amounts include write-offs of deferred financing costs related to the prepayments of portions of our long-term debt during (Note 9) in the amounts of $0.2 million and $0.3 million, for the years ended January 2, 2010 and January 3, 2009, respectively.  There was $11.4 million and $10.8 million in accumulated amortization related to these costs at January 2, 2010 and January 3, 2009, respectively.

Estimated amortization of deferred financing costs is as follows for future fiscal years:

(in thousands)

2010	$280
2011	279
2012	33

Total	$592

Derivative financial instruments

We utilize certain derivative instruments, from time to time, including forward contracts and interest rate swaps to manage variability in cash flow associated with commodity market price risk exposure in the aluminum market and interest rates. We do not enter into derivatives for speculative purposes.  Additional information with regard to derivative instruments is contained in Note 11.

We account for derivative instruments in accordance with the guidance under the Derivatives and Hedging topic of the Codification which requires us to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship based on its effectiveness in hedging against the exposure and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge.

Our forward contracts are designated and accounted for as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk). The Derivatives and Hedging topic of the Codification provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The ineffective portion of the gain or loss on these derivative instruments, if any, is recognized in other income/expense in current earnings during the period of change.

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

As of January 2, 2010, we did not have cash on deposit with our commodities broker related to funding of margin calls on open forward contracts for the purchase of aluminum since we were in a net asset position.  The net asset position of $0.5 million on January 2, 2010 is included in other current assets in the accompanying consolidated balance sheet as of that date as it relates to open contracts with scheduled prompt dates in 2010.

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

Financial instruments

Our financial instruments, not including derivative financial instruments discussed in Note 11, include cash, accounts and notes receivable, and accounts payable whose carrying amounts approximate their fair values due to their short-term nature.  Our financial instruments also include long-term debt.  Based on bid prices for prices for our debt, the fair value of our long-term debt was approximately $51 million at January 2, 2010 and $63 million at January 3, 2009, compared to a carrying value of $68 million and $90 million at January 2, 2010 and January 3, 2009, respectively.

Concentrations of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. Accounts receivable are due primarily from companies in the construction industry located in Florida and the eastern half of the United States. Credit is extended based on an evaluation of the customer’s financial condition and credit history, and generally collateral is not required.

We maintain our cash with a single financial institution. The balance exceeds federally insured limits. At January 2, 2010 and January 3, 2009, such balance exceeded the insured limit by $7.2 million and $19.3 million, respectively.

Comprehensive income (loss)

Comprehensive income (loss) is reported on the consolidated statements of shareholders’ equity and accumulated other comprehensive income (loss) is reported on the consolidated balance sheets and the statement of shareholders’ equity.

Gains and losses on cash flow hedges, to the extent effective, are included in other comprehensive income (loss). Reclassification adjustments reflecting such gains and losses are ratably recorded in income in the same period as the hedged items affect earnings. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 11.

Stock compensation

We use a fair-value based approach for measuring stock-based compensation and, therefore, record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Our Company’s awards vest based only on service conditions and compensation expense is recognized on a straight-line basis for each separately vesting portion of an award.  We recorded compensation expense for stock based awards of $0.5 million before income tax, or $0.01 per diluted share after-tax effect, $0.8 million before tax, or $0.03 per diluted share after-tax effect and $1.5 million before income tax, or $0.03 per diluted share after-tax effect, in the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

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

Net income (loss) per common share

We present basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents.  In June 2008, new accounting guidance was issued related to share-based awards that qualify as participating securities.  In accordance with this guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities.  As a result, such awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method.  Participating securities are comprised of unvested restricted stock awards, and prior to the application of this guidance, they were excluded from weighted average common shares outstanding in the calculation of basic earnings per share.

In accordance with the new guidance, the basic and diluted earnings per share amounts have been retroactively adjusted for all periods presented to include outstanding unvested restricted stock in the calculation of basic weighted average shares outstanding.

Our weighted average shares outstanding excludes underlying options of  1.2 million, 1.6 million and 2.0 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively, because their effects were anti-dilutive. Weighted average shares in all periods shown below have been restated to give effect to the bonus element in the 2010 rights offering. Additionally, periods prior to fiscal 2008 have been restated to give effect to the bonus element in the 2008 rights offering. The table below presents the calculation of basic and diluted earnings per share, including a reconciliation of weighted average common shares:

	Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(9,417)	$(163,032)	$623

Denominator:
Weighted-average common shares - Basic	36,451	32,104	29,247
Add: Dilutive effect of stock compensation plans	-	-	965

Weighted-average common shares - Diluted	36,451	32,104	30,212

Net (loss) income per common share:
Basic	$(0.26)	$(5.08)	$0.02

Diluted	$(0.26)	$(5.08)	$0.02

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

Certain other immaterial amounts have been reclassified in prior years to conform to current year presentation.

3. Recently Issued Accounting Pronouncements

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

In March 2008, the FASB issued guidance under the Derivatives and Hedging topic of the Codification.  The guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of the guidance have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  The guidance was effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted the guidance effective on January 4, 2009 and have provided the required information in Note 11.

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

On March 4, 2008, we announced a second restructuring as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructuring resulted in a decrease in our workforce of approximately 300 employees and included employees in both Florida and North Carolina.  As a result of the restructuring, we recorded a restructuring charge of $2.1 million in 2008, of which $1.1 million is classified within cost of goods sold and $1.0 million is classified within selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended January 3, 2009.  The charge related primarily to employee separation costs.  Of the $2.1 million, $1.8 million was disbursed in the first quarter of 2008.  The remaining $0.3 million is classified within accrued liabilities in the accompanying consolidated balance sheet as of January 3, 2009 (Note 8) and was disbursed in 2009.

On January 13, 2009, March 10, 2009, September 24, 2009 and November 12, 2009, we announced  restructurings as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructuring resulted in a decrease in our workforce of approximately 260 in the first quarter, 80 in the second quarter and 140 in the fourth quarter for a total of 480 employees and included employees in both Florida and North Carolina.  As a result of the restructurings, we recorded restructuring charges of $5.4 million in the accompanying consolidated statement of operations for the year ended January 2, 2010, of which $3.1 million is classified within cost of goods sold with $1.4 million charged in the first quarter, $0.5 million in the third quarter and $1.2 million in the fourth. The remaining $2.3 million is classified within selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended January 2, 2010 of which $1.6 million is charged in the first quarter, $0.4 million in the second quarter and $0.3 million in the fourth quarter.  The charges related primarily to employee separation costs.  Of the $5.4 million, $2.6 million was disbursed in the first quarter of 2009, $0.3 million in the second quarter, $0.4 million in the third quarter and $1.2 million in the fourth quarter.  The remaining $0.9 million is classified within accrued liabilities in the accompanying consolidated balance sheet as of January 2, 2010 (Note 8) and is expected to be disbursed in 2010.

The following table provides information with respect to the accrual for restructuring costs:

	Beginning of Year	Charged to Expense	Disbursed in Cash	End of Year
(in thousands)
Year ended January 2, 2010:
2008 Restructuring	$332	$-	$(332)	$-
2009 Restructuring	-	5,395	(4,497)	898
For the year ended January 2, 2010	$332	$5,395	$(4,829)	$898

Year ended January 3, 2009:
2007 Restructuring	$850	$-	$(850)	$-
2008 Restructuring	-	2,131	(1,799)	332
For the year ended January 3, 2009	$850	$2,131	$(2,649)	$332

Year ended December 29, 2007:
2007 Restructuring	$-	$2,375	$(1,525)	$850

5. Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of:

	January 2,	January 3,
	2010	2009
	(in thousands)

Land	$3,804	$4,029
Buildings and improvements	47,700	48,243
Machinery and equipment	49,063	45,644
Vehicles	5,915	6,310
Software	11,367	10,635
Construction in progress	511	1,989

	118,360	116,850
Less accumulated depreciation	(53,256)	(43,345)

	$65,104	$73,505

6.  Acquisition

Pursuant to an asset purchase agreement by and between Hurricane Window and Door Factory, LLC (“Hurricane”) of Ft. Myers, Florida, and our operating subsidiary, PGT Industries, Inc., effective on August 14, 2009, we acquired certain operating assets of Hurricane for approximately $1.5 million in cash.  Hurricane designs and manufactures high-end vinyl impact products for the single- and multi-family residential markets. The products provide long-term energy and structural benefits, while qualifying homeowners for the government’s energy tax credits through the American Recovery and Reinvestment Act of 2009.  This product line was developed specifically for the hurricane protection market and combines some of the highest structural ratings in the industry with excellent energy efficiency.  The acquisition of this business expands our presence in the energy efficient vinyl impact-resistant market, increases our ability to serve the multi-story condominium market, and enhances our ability to offer a complete line of impact products to the customer.

The purchase price paid was allocated to the assets acquired based on their estimated fair value on August 14, 2009.  The assets acquired included Hurricane’s inventory, comprised almost entirely of raw materials, and property and equipment, primarily comprised of machinery and other manufacturing equipment.  We also acquired the right to use Hurricane’s design technology through the end of 2010, the option to purchase the technology at any time through the end of 2010 and, if desired, the right to extend the usage of and the option to purchase Hurricane’s design technology for an additional one year period through the end of 2011.  The allocation of the $1.5 million cash purchase price to the fair value of the assets acquired as of the August 14, 2009 acquisition date is as follows:

(in thousands)	Fair Values
Inventory	$254
Property and equipment	623
Identifiable intangibles	575
Net assets acquired	1,452
Purchase price	1,452
Goodwill	$-

The value of inventory was established based on then current purchase prices of identical materials available from Hurricane’s existing vendors.  The value of property and equipment was established based on Hurricane’s net carrying values which we determined to approximate fair value due to, among other things, the assets having been in service for less than one year.  We engaged a third-party valuation specialist to assist us in estimating the fair value of the identifiable intangible assets consisting of the right to use Hurricane’s design technology and the related purchase option.  The fair value of the identifiable intangible assets was estimated using an income approach based on projections provided by management, which we consider to be Level 3 inputs. The carrying value of the intangible assets of $0.4 million is included in other intangible assets, net, in the accompanying condensed consolidated balance sheet at January 2, 2010.  The intangible assets are being amortized on the straight-line basis over their estimated lives, which are based on their contractual lives (approximately 1.4 years through the end of 2010).  Amortization expense of $0.2 million is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the year ended January 2, 2010.  Acquisition costs of less than $0.1 million are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended January 2, 2010.  Hurricane’s operating results prior to the acquisition were insignificant.

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets are as follows as of:

	January 2,	January 3,	Useful Life
	2010	2009	(in years)
	(in thousands)
Goodwill	$-	$-	indefinite

Other intangible assets:
Trademarks	$44,400	$44,400	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(32,992)	(27,422)

Subtotal	22,708	28,278

Hurricane technology	575	-	1.4
Less: Accumulated amortization	(161)	-
Subtotal	414	-

Other intangible assets, net	$67,522	$72,678	9.9

Goodwill at December 29, 2007		$169,648
Impairment charges - year ended January 3, 2009		(169,648)

Goodwill at January 3, 2009		$-

Trademarks at December 29, 2007		$62,500
Impairment charges - year ended January 3, 2009		(18,100)

Trademarks at January 3, 2009		$44,400

Goodwill

As a result of the impairment indicators related to the weakness in the housing market, which we concluded has resulted in the prolonged decline in our market capitalization as compared to our book value, during the second quarter of 2008, we updated the first step of our goodwill impairment test and determined that its carrying value exceeded its fair value, indicating that goodwill was impaired.  Having determined that goodwill was impaired, we then began performing the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities, other than goodwill (including both recognized and unrecognized intangible assets), and comparing it to the carrying amount of goodwill.  As a result of this process, we recorded a $92.0 million estimated goodwill impairment charge in the second quarter of 2008. During the third quarter of 2008, we completed the second step of the goodwill impairment test and, as a result, recorded an additional $1.3 million goodwill impairment charge.

We performed our annual assessment of goodwill impairment as of January 3, 2009. Given a further decline in housing starts and the overall tightening of the credit markets, our revised forecasts indicated additional impairment of goodwill.  After allocating our fair value to our assets and liabilities other than goodwill, we concluded that goodwill had no implied fair value and the remaining carrying value was written-off.  After impairment charges totaling $169.6 million in 2008, goodwill has no carrying value as of January 3, 2009.

We utilized the discounted cash flow method to determine the Company’s fair value for both the second quarter 2008 and fourth quarter 2008 goodwill impairment tests.

The amount of goodwill deductible for tax purposes was $63.8 million at the time of the 2004 acquisition, of which, $32.1 million and $37.5 million was unamortized as of January 2, 2010 and January 3, 2009, respectively.

Indefinite Lived Intangible Asset

As a result of the impairment indicators described above, during the second quarter of 2008, we evaluated our trademarks for impairment and compared their estimated fair value to their carrying value and preliminarily determined that there was no impairment.  During the third quarter of 2008, as part of finalizing our goodwill impairment test discussed above, we made certain changes to our assumptions that affected the previous estimate of fair value and, when compared to the carrying value of our trademarks, resulted in a $0.3 million impairment charge in the third quarter of 2008.  We performed our annual assessment of our trademarks as of January 3, 2009. Given a further decline in housing starts and the overall tightening of the credit markets, our revised forecasts indicated additional impairment was present, resulting in an additional impairment charge of $17.8 million in the fourth quarter of 2008.  We utilized the royalty relief discounted cash flow method to determine the Company’s fair value for both the third quarter 2008 and fourth quarter 2008 trademark impairment tests.

After impairment charges totaling $18.1 million in 2008, intangible assets not subject to amortization totaled $44.4 million at January 3, 2009. No additional impairment was recorded during the year ended January 2, 2010.

Amortizable Intangible Assets

As a result of the impairment indicators described above, during the second quarter of 2008 and again as of January 3, 2009, October 3, 2009 and January 2, 2010, we tested our amortizable intangible assets, which are our customer relationships and Hurricane technology intangible assets, for impairment by comparing the estimated future undiscounted net cash flows expected to be generated by the asset group containing these assets to their carrying values and determined that there was no impairment.

Estimated amortization of our customer relationships and Hurricane technology intangible assets is as follows for future fiscal years:

(in thousands)

2010	$5,984
2011	5,570
2012	5,570
2013	5,570
Thereafter	428

Total	$23,122

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	January 2,	January 3,
	2010	2009
	(in thousands)

Accrued payroll and benefits	$2,950	$3,905
Accrued warranty	2,550	2,734
Accrued restructuring costs	898	332
Provision for loss contract	875	-
Accrued health claims insurance payable	846	779
Accrued property tax	801	-
Other	928	1,102

	$9,848	$8,852

Other accrued liabilities are comprised primarily of unearned revenue related to customer deposits and customer rebates.

9. Long-Term Debt

Long-term debt consists of the following:

	January 2,	January 3,
	2010	2009
	(in thousands)

Tranche A2 term note payable to a bank in quarterly installments of $231,959 beginning November 14, 2009 through November 14,
2011. A lump sum payment of $87.9 million is due on February
14, 2012. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At January 3, 2009, the average
rate was 4.00% plus a margin of 2.25%.	$-	$90,000

Tranche A2 term note payable to a bank in quarterly installments of $177,546 beginning February 14, 2011 through November 14,
2011. A lump sum payment of $67.3 million is due on February
14, 2012. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At January 3, 2010, the average
rate was 3.25% plus a margin of 4.00%.	68,000	-

Obligations under capital leases	268	366

	68,268	90,366
Less current portion of long-term debt and capital leases	(105)	(330)

	$68,163	$90,036

On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of January 2, 2010, there was $26.0 million available under the revolving credit facility.

On December 24, 2009, we announced that we entered into a third amendment to the credit agreement.  The amendment, among other things, provides a leverage covenant holiday for 2010, increases the maximum leverage amount for the first quarter of 2011 to 6.25 times (then dropping 0.25X per quarter from the second quarter until the end of the term), extends the due date on the revolver loan until the end of 2011, increases the applicable rate on any outstanding revolver loan by 25 basis points, and sets a base rate floor of 4.25%.  The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $17 million of term loan under the credit agreement no later than March 31, 2010, of which no more than $2 million was permitted to come from cash on hand.  In December 2009, the Company used cash generated from operations to prepay $2 million of outstanding borrowings under the credit agreement.  Using proceeds from the 2010 rights offering, the Company made an additional prepayment of $15 million on March 17, 2010, bringing total prepayments of debt at that time to $17 million as required under the amended credit agreement. See Note 16 for a discussion of the second rights offering. Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 50 basis points of the then outstanding balance of the term loan and the revolving commitment under the credit agreement of $100 million, the amendment became effective on March 17, 2010.  Fees paid to the administrative agent and lenders totaled $1.0 million.  Such fees are being amortized using the effective interest method over the remaining term of the credit agreement.

Under the third amendment, the first lien term loan bears interest at a rate equal to an adjusted LIBOR rate plus a margin ranging from 3.5% per annum to 5% per annum or a base rate plus a margin ranging from 2.5% per annum to 4.0% per annum, at our option, which is equivalent to the rates in the second amendment.  The margin in either case is dependent on our leverage ratio.  The loans under the revolving credit facility bear interest at a rate equal to an adjusted LIBOR rate plus a margin depending on our leverage ratio ranging from 3.00% per annum to 5.00% per annum or a base rate plus a margin ranging from 2.00% per annum to 4.00% per annum, at our option.  The amendment established a floor of 4.25% for base rate loans, and continued the 3.25% floor for adjusted LIBOR established in the previous amendment.

On April 30, 2008, we announced that we entered into a second amendment to the credit agreement.  The amendment, among other things, relaxed certain financial covenants through the first quarter of 2010, increased the applicable rate on loans and letters of credit, and set a LIBOR floor.  The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $30 million of loans under the credit agreement no later than August 14, 2008, of which no more than $15 million was permitted to come from cash on hand.  In June 2008, the Company used cash generated from operations to prepay $10 million of outstanding borrowings under the credit agreement.  Using proceeds from the rights offering, the Company made an additional prepayment of $20 million on August 11, 2008, bringing total prepayments of debt at that time to $30 million as required under the amended credit agreement. See Note 16 for a discussion of the rights offering. Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 25 basis points of the then outstanding balance under the credit agreement of $100 million, the amendment became effective on August 11, 2008.  Fees paid to the administrative agent and lenders totaling $0.6 million and were deferred and the unamortized balance of $0.3 million and $0.5 million is included in other assets on the accompanying condensed consolidated balance sheet as of January 2, 2010 and January 3, 2009, respectively.  Such fees are being amortized on an effective interest method basis over the remaining term of the credit agreement.

Under the second amendment, the first lien term loan bears interest at a rate equal to an adjusted LIBOR rate plus a margin ranging from 3.5% per annum to 5% per annum or a base rate plus a margin ranging from 2.5% per annum to 4.0% per annum, at our option.  The margin in either case is dependent on our leverage ratio.  The loans under the revolving credit facility bear interest at a rate equal to an adjusted LIBOR rate plus a margin depending on our leverage ratio ranging from 3.0% per annum to 4.75% per annum or a base rate plus a margin ranging from 2.0% per annum to 3.75% per annum, at our option.  The amendment established a floor of 3.25% for adjusted LIBOR.  Prior to the effectiveness of the amendment, the first lien term loan bore interest at a rate equal to an adjusted LIBOR rate plus 3.0% per annum or a base rate plus 2.0% per annum, at our option. The loans under the revolving credit facility bore interest initially, at our option, at a rate equal to an adjusted LIBOR rate plus 2.75% per annum or a base rate plus 1.75% per annum, and the margins above LIBOR and base rate could have declined to 2.00% for LIBOR loans and 1.00% for base rate loans if certain leverage ratios were met.

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

Contractual future maturities of long-term debt and capital leases outstanding as of January 2, 2010 are as follows (in thousands):

2010	$105
2011	823
2012	67,340
2013	-

Total	$68,268

During 2009, we prepaid $22.0 million of long term debt with cash from operations and cash on hand. During 2008, we prepaid $40.0 million of long-term debt with cash generated from operations and from the net proceeds of the rights offering, which totaled $29.3 million.    See Note 16.

On an annual basis, we are required to compute excess cash flow, as defined in our credit and security agreement with the bank. In periods where there is excess cash flow, we are required to make prepayments in an aggregate principal amount determined through reference to a grid based on the leverage ratio. No such prepayments were required for the year ended January 2, 2010. The term note and line of credit require that we also maintain compliance with certain restrictive financial covenants, the most restrictive of which requires us to maintain a total leverage ratio, as defined in the credit agreement, as amended, of not greater than certain predetermined amounts. We believe that we were in compliance with all restrictive financial covenants as of January 2, 2010.

10. Interest Expense

Interest expense, net consisted of the following (in thousands):

	Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007

Long-term debt	$5,780	$8,394	$11,291
Debt fees	475	444	425
Amortization of deferred financing costs	561	724	724
Interest income	(53)	(165)	(807)

Interest expense	6,763	9,397	11,633
Capitalized interest	(65)	(114)	(229)

Interest expense, net	$6,698	$9,283	$11,404

11. Derivatives

Aluminum Forward Contracts

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum.

Guidance under the Financial Instruments topic of the Codification requires us to record our hedge contracts at fair value and consider our credit risk for contracts in a liability position, and our counter-party’s credit risk for contracts in an asset position, in determining fair value.  We assess our counter-party’s risk of non-performance when measuring the fair value of financial instruments in an asset position by evaluating their financial position, including cash on hand, as well as their credit ratings.  We assess our risk of non-performance when measuring the fair value of our financial instruments in a liability position by evaluating our credit ratings, our current liquidity including cash on hand and availability under our revolving credit facility as compared to the maturities of the financial liabilities.  In addition, we entered into a master netting arrangement (MNA) with our commodities broker that provides for, among other things, the close-out netting of exchange-traded transactions in the event of the insolvency of either party to the MNA.

In 2008 and 2009 we maintained a line of credit with our commodities broker.  Beginning in 2010, we no longer maintain a line of credit to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls.  Should the price of aluminum fall to a level which causes us to switch to a liability position for open aluminum contracts we would be required to fund daily margin calls to cover the excess.

At January 2, 2010, the fair value of our aluminum forward contracts was in an asset position of $0.5 million.  We had 33 outstanding forward contracts for the purchase of 6.4 million pounds of aluminum at an average price of $0.94 per pound with maturity dates of between less than one month and 12 months through December 2010.  We assessed the risk of non-performance of the counter-party to these contracts and recorded an immaterial adjustment to fair value as of January 2, 2010.

At January 3, 2009, the fair value of our aluminum forward contracts was in a liability position of $4.2 million.  We had 71 outstanding forward contracts for the purchase of 16.1 million pounds of aluminum at an average price of $1.01 per pound with maturity date of between less than one month and 24 months through December 2010.  We also had $4.1 million of cash on deposit with our counter-party related to the funding of margin calls.  We net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis.  For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

The fair value of our aluminum hedges are classified in the accompanying consolidated balance sheets as follows (in thousands):

		January 2,	January 3,
		2010	2009

Derivatives in a net asset (liability) position	Balance Sheet Location
Hedging instruments:
Aluminum forward contracts	Other Current Assets	$512	$-
Aluminum forward contracts	Accrued liabilities	-	(3,251)
Aluminum forward contracts	Other liabilities	-	(985)
Cash on deposit related to payments of margin calls	Accrued liabilities	-	3,251
Cash on deposit related to payments of margin calls	Other liabilities	-	847

Total hedging instruments		$512	$(138)

Aluminum forward contracts identical to those held by us trade on the London Metal Exchange (“LME”).  The LME provides a transparent forum and is the world's largest center for the trading of futures contracts for non-ferrous metals and plastics.  The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle.  Based on this high degree of volume and liquidity in the LME, the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time we believe represents a contract's exit price to be used for purposes of determining fair value.  We categorize these aluminum forward contracts as being valued using Level 2 inputs as follows:

	Fair Value Measurements at Reporting Date
	of Asset (Liability) Using:
		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	January 2,	Active Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Forward contracts for aluminum	$512	$-	$512	$-
Cash on deposit related to payments of margin calls	-
Forward contracts for aluminum, net asset	$512

		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	January 3,	Active Markets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Forward contracts for aluminum	$(4,236)	$-	$(4,236)	$-
Cash on deposit related to payments of margin calls	4,098
Forward contracts for aluminum, net liability	$(138)

Our aluminum hedges qualify as highly effective for reporting purposes.  For the years ended January 2, 2010, January 3, 2009, and December 29, 2007, the ineffective portion of the hedging instruments was not significant. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item.  At January 2, 2010, these contracts were designated as effective. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. For the years ended January 2, 2010, January 3, 2009, and December 29, 2007, no amounts were reclassified to earnings because it was probable that the original forecasted transaction would not occur. The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive income, net of tax, is $0.5 million as of January 2, 2010, all of which is expected to be reclassified into earnings in 2010.

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

The following represents the gains (losses) on derivative financial instruments for the years ended January 2, 2010, January 3, 2009 and December 29, 2007,  and their classifications within the accompanying consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	Year Ended				Year Ended
	January 2,	January 3,	December 29,		January 2,	January 3,	December 29,
	2010	2009	2007		2010	2009	2007

Aluminum contracts	$1,373	$(3,938)	$(1,059)	Cost of sales	$(3,338)	$(320)	$(401)
Interest rate swap	-	74	13		-	-	-

	$1,373	$(3,864)	$(1,046)		$(3,338)	$(320)	$(401)

	Derivatives in Cash Flow Hedging Relationships
				Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)

					Year Ended
					January 2,	January 3,	December 29,
					2010	2009	2007

Aluminum contracts				Other income or other expense	$(37)	$-	$(40)
Interest rate swap				Other income or other expense	-	-	261

					$(37)	$-	$221

12. Income Taxes

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the “Income Tax Allocation”). Accordingly, for the year ended January 2, 2010, we recorded an income tax benefit of $5.6 million, including a non-cash income tax benefit of $1.8 million on the loss from continuing operations, with an offsetting non-cash income tax expense of $1.8 million on other comprehensive income. Our overall tax provision is not impacted by this tax allocation.

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Current:
Federal	$(3,739)	$(897)	$1,729
State	(32)	37	150

	(3,771)	(860)	1,879
Deferred:
Federal	(1,527)	(24,064)	(1,337)
State	(286)	(3,865)	(86)

	(1,813)	(27,929)	(1,423)

Income tax (benefit) expense	$(5,584)	$(28,789)	$456

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.0%	4.0%	4.0%
Impairment of non-deductible goodwill	-	(21.5%)	-
Income Tax Allocation	12.1%	-	-
Other	(2.7%)	(0.2%)	2.6%
Non-deductible expenses	(2.0%)	-	7.1%
Manufacturing deduction	-	-	(1.5%)
State tax credits	0.3%	0.1%	(4.9%)
Valuation allowance on deferred tax assets	(9.5%)	(2.4%)	-

	37.2%	15.0%	42.3%

Our effective combined federal and state tax rate was 37.2%, 15.0% and 42.3% for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.  The 37.2% tax rate in 2009 relates primarily to a loss carry-back receivable of approximately $3.7 million related to the recently passed legislation allowing companies to carry-back 2009 or 2008 losses up to 5 years, as well as an income tax allocation of $1.8 million between current operations and other comprehensive income. All other deferred tax assets created in 2009 were fully reserved with additional valuation allowances.  The 15.0%  effective tax rate in 2008 resulted from the tax effects totaling $41.3 million related to the write-off of the non-deductible portion of goodwill and $4.6 million related to the valuation allowance on deferred tax assets recorded in the fourth quarter of 2008. Excluding the effects of these items, our 2009 and 2008 effective tax rates would have been 34.6%, 39.0%, respectively.  Our 2007 effective tax rate was 42.3%.

Deferred income taxes reflect the net tax effects of temporary difference between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax liability are as follows as of:

	January 2,	January 3,
	2010	2009
Deferred tax assets:
Goodwill	$12,529	$14,617
State and federal net operating loss carryforwards	2,778	1,620
Accrued warranty	1,576	1,647
Compensation expense	800	978
Allowance for doubtful accounts	680	723
Obsolete inventory	543	622
State tax credits	381	330
AMT tax credits	244	-
Derivative financial instruments	-	1,652
Other accruals	1,357	1,210
Valuation allowance	(5,651)	(6,040)

Total deferred tax assets	$15,237	$17,359

Deferred tax liabilities:
Other indefinite lived intangible assets	$17,315	$17,315
Amortizable intangible assets	8,783	11,010
Property, plant and equipment	6,254	6,349
Derivative financial instruments	200	-

Total deferred tax liabilities	$32,552	$34,674

The following table shows the current and noncurrent deferred tax assets (liabilities), recorded on our consolidated balance sheets at January 2, 2010 and January 3, 2009:

	January 2,	January 3,
	2010	2009
	(in thousands)
Current deferred tax assets, net	$622	$1,158
Noncurrent deferred tax liabilities, net	(17,937)	(18,473)
Total deferred tax liabilities, net	$(17,315)	$(17,315)

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

In 2008, we established a valuation allowance with respect to the net deferred tax assets, excluding the $17.3 million deferred tax liability related to trademarks, totaling $6.0 million at January 3, 2009.  Driven by the goodwill and other intangible impairment charges recorded in 2008 totaling $187.7 million, our cumulative losses over the last three fiscal years, in addition to the significant downturn in our primary industry of home construction, led us to conclude that sufficient negative evidence exists that it is deemed more likely than not future taxable income will not be sufficient to realize the related income tax benefits.  Of the $6.0 million valuation allowance at January 3, 2009, $1.4 million has been allocated to other comprehensive loss in the accompanying consolidated balance sheet at that date to offset the tax benefit that was recorded in other comprehensive loss for fiscal 2008.  The remaining $4.6 million of the valuation allowance at January 3, 2009 was recorded as deferred tax expense in the accompanying consolidated statement of operations for the year ended January 3, 2009.

We estimate that we have $5.9 million of federal net operating loss carryforwards and $29.7 million of state operating loss carryforwards expiring at various dates through 2029.

We adopted the standards related to the Income Tax topic of the Codification, specifically, as it relates to uncertain tax position on January 1, 2007.  We did not recognize any material liability for unrecognized tax benefits in conjunction with our implementation and there were no changes to our unrecognized tax benefits during 2007, 2008, or 2009. However, should we accrue for such liabilities when and if they arise in the future we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

13. Commitments and Contingencies

We lease production equipment, vehicles, computer equipment, storage units and office equipment under operating leases expiring at various times through 2014. Lease expense was $2.5 million, $2.6 million and $3.3 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively. Future minimum lease commitments for non-cancelable operating leases are as follows at January 2, 2010 (in thousands):

2010	$1,511
2011	821
2012	213
2013	96
Thereafter	48

Total	$2,689

Through the terms of certain of our leases, we have the option to purchase the leased equipment for cash in an amount equal to its then fair market value plus all applicable taxes.

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs.  If these programs were cancelled by us, we would be required to pay $1.4 million for various materials.  During the years ended January 2, 2010, January 3, 2009 and December 29, 2007, we made purchases under these programs totaling $55.6 million, $76.3 million and $92.1 million, respectively.

At January 2, 2010, we had $4.0 million in standby letters of credit related to our worker’s compensation insurance coverage and commitments to purchase equipment of $0.1 million.

We are a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of those proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on our operations, financial position or cash flows.

14. Employee Benefit Plans

We have a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. Through the end of 2007, we agreed to make matching contributions of 100% of the employee’s contribution up to 3% of the employee’s salary. Effective the first day of our 2008 fiscal year, we suspended the matching contributions portion of the 401(k) plan until such time that management of the Company having the authority to do so determined to reinstate some or all of the matching contribution. For the year ended January 2, 2010 there was no company matching contribution.  For the year ended January 3, 2009, based on certain performance metrics of our Company evaluated by management, the Company’s management determined to match employee contributions made in 2008 at a rate of up to 0.5% of the employee’s salary. Company contributions and earnings thereon vest at the rate of 20% per year of service with us when at least 1,000 hours are worked within the Plan year. We recognized no expense for the year ended January 2, 2010, expense of $0.2 million for the year ended January 3, 2009 and $1.9 million for the year ended December 29, 2007.

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

15. Related Parties

In the ordinary course of business, we sell windows to Builders FirstSource, Inc., a company controlled by affiliates of JLL Partners, Inc. One of our directors, Floyd F. Sherman, is the president, chief executive officer, and a director of Builders FirstSource, Inc. In addition, Paul S. Levy, Ramsey A. Frank, and Brett N. Milgrim, are directors of Builders FirstSource, Inc. Total net sales to Builders FirstSource, Inc. were $3.1 million, $2.7 million and $2.7 million for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively.  As of January 2, 2010, January 3, 2009 and December 29, 2007 there was $0.4 million, $0.2 million and $0.3 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

16. Shareholders’ Equity

Rights Offering

2010 Rights Offering

On January 29, 2010, the Company filed Amendment No. 1 to the Registration Statement on Form S-1 filed on December 24, 2009 relating to a previously announced offering of rights to purchase 20,382,326 shares of the Company’s common stock with an aggregate value of approximately $30.6 million.  The registration statement relating to the rights offering was declared effective by the United States Securities and Exchange Commission on February 10, 2010, and the Company distributed to each holder of record of the Company’s common stock as of close of business on February 8, 2010, at no charge, one (1) non-transferable subscription right for every one and three-quarters (1.75) shares of common stock held by such holder under the basic subscription privilege.  Each whole subscription right entitled its holder to purchase one share of PGT’s common stock at the subscription price of $1.50 per share.  The rights offering also contained an over-subscription privilege that permitted all basic subscribers to purchase additional shares of the Company’s common stock up to an amount equal to the amount available to each such holder under the basic subscription privilege.  Shares issued to each participant in the over-subscription were determined by calculating each subscriber’s percentage of the total shares over-subscribed, multiplied by the number of shares available in the over-subscription privilege.  The rights offering expired on March 12, 2010.

The rights offering was 90.0% subscribed resulting in the Company distributing 18,336,368 shares of its common stock, including 15,210,184 shares under the basic subscription privilege and 3,126,184 under the over-subscription privilege, representing a 74.6% basic subscription participation rate.  There were requests for 3,126,184 shares under the over-subscription privilege representing an allocation rate of 100% to each over-subscriber.  Of the 18,336,368 shares issued, 13,333,332 shares were issued to JLL Partners Fund IV (“JLL”) the Company’s majority shareholder, including 10,719,389 shares issued under the basic subscription privilege and 2,613,943 shares issued under the over-subscription privilege.  Prior to the rights offering, JLL held 18,758,934 shares, or 52.6%, of the Company’s outstanding common stock.  With the completion of the rights offering, the Company has 54,005,439 total shares of common stock outstanding of which JLL holds 59.4%.

Net proceeds of $27.5 million from the rights offering were used to repay a portion of the outstanding indebtedness under our amended credit agreement in the amount of $15.0 million, and for general corporate purposes in the amount of $12.5 million.

2008 Rights Offering

On August 1, 2008, we filed Amendment No. 1 to the Registration Statement on Form S-3 filed on March 28, 2008 relating to a previously announced offering of rights to purchase 7,082,687 shares of the Company’s common stock with an aggregate value of approximately $30 million.  The registration statement relating to the rights offering was declared effective by the United States Securities and Exchange Commission on August 4, 2008 and we distributed to each holder of record of the Company’s common stock as of close of business on August 4, 2008, at no charge, one non-transferable subscription right for every four shares of common stock held by such holder under the basic subscription privilege.  Each whole subscription right entitled its holder to purchase one share of PGT’s common stock at the subscription price of $4.20 per share.  The rights offering also contained an over-subscription privilege that permitted all basic subscribers to purchase additional shares of the Company’s common stock up to an amount equal to the amount available to each under the basic subscription privilege.  Shares issued to each participant in the over-subscription were determined by calculating each subscriber’s percentage of the total shares over-subscribed, multiplied by the number of shares available in the over-subscription privilege.  The rights offering expired on September 4, 2008.

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

Net proceeds of $29.3 million from the rights offering were used to repay a portion of the outstanding indebtedness under our amended credit agreement.  See Note 9, Long-Term Debt.

17. Employee Stock Based Compensation

Rollover Plan

In conjunction with the acquisition of PGT Holding Company, we rolled over 2.9 million option shares belonging to option holders of the acquired entity. These options have a ten year term and are fully vested, and include exercise prices of either $0.38 or $1.51 per share.

2004 Plan

On January 29, 2004, we adopted the JLL Window Holdings, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), whereby stock-based awards may be granted by the Board of Directors (the Board) to officers, key employees, consultants and advisers of ours.

In conjunction with the 2004 Plan we have granted option shares at various times in 2004 and 2005 at an exercise price of $8.64 per share.  These options have a ten-year life and fully vest after five years.  No options or restricted share awards were granted under the 2004 Plan during 2007, 2008 or 2009.  There were 332,275, 838,887, and 1,064,389 shares available for grant under the 2004 Plan at December 29, 2007, January 3, 2009, and January 2, 2010, respectively.

2006 Plan

On June 5, 2006, we adopted the 2006 Equity Incentive Plan (the “2006 Plan”) whereby equity-based awards may be granted by the Board to eligible non-employee directors, selected officers and other employees, advisors and consultants of ours.  In conjunction with the 2006 Plan we issued option shares at various exercise prices per share including $3.09, $3.10, $4.00, and $0.92, as well as restricted stock awards.  There were 2,622,125, 2,423,294, and 1,989,774 shares available for grant under the 2006 Plan at December 29, 2007, January 3, 2009, and January 2, 2010, respectively.

The compensation cost that was charged against income for stock compensation plans was $0.5 million, $0.8 million and $1.5 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no income tax benefit recognized for share-based compensation for the years ended January 2, 2010 and January 3, 2009 as a result of the valuation allowance on deferred taxes. The total income tax benefit recognized for share-based compensation arrangements was $0.6 million for the year ended December 29, 2007. We currently expect to satisfy share-based awards with registered shares available to be issued.

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the 2006 Plan in the following years:

2009: dividend yield of 0%, expected volatility of 73.2%, risk-free interest rate of 1.7%, and expected life of 5 years.

2008: dividend yield of 0%, expected volatility of 49.9%, risk-free interest rate of 2.6%, and expected life of 5 years.

2007: dividend yield of 0%, expected volatility of 36.0%, risk-free interest rate of 4.7%, and expected life of 5 years.

The expected life of options granted represents the period of time that options granted are expected to be outstanding and was determined based on historical experience. Prior to 2008, expected volatility was based on the average historical volatility of a peer group of nine public companies over the past seven years, which were selected on the basis of operational and economic similarity with the principal business operations of ours. In 2008, we changed our measure of expected volatility to be based solely on the Company’s common stock as we believe due to current market conditions implied volatility is no longer a reasonable indicator of future volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve with a maturity equal to the life of the option in effect at the time of grant.

Stock Options

A summary of the status of our stock options as of January 2, 2010, and the changes during fiscal 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at January 3, 2009	2,437,298	$5.18
Granted	327,915	$0.92
Exercised	-	$0.00
Forfeited/Expired	(429,644)	$6.18
Outstanding at January 2, 2010	2,335,569	$4.40	4.6 Yrs

Exercisable at January 2, 2010	1,834,681	$4.97	4.3 Yrs

Options granted in 2009 have a seven-year contractual life and vest on a straight-line basis over three years.

The following table summarizes information about employee stock options outstanding at January 2, 2010 (dollars in thousands, except per share amounts):

			Outstanding		Exercisable
Exercise Price	Remaining Contractual Life	Outstanding	Intrinsic Value	Exercisable	Intrinsic Value

$0.38	4.1 Years	75,596	$130	75,596	$130
$1.51	4.1 Years	790,742	467	790,742	467
$8.64	4.4 Years	924,010	-	881,502	-
$3.09	5.3 Years	250,496	-	83,503	-
$4.00	5.3 Years	10,014	-	3,338	-
$0.92	6.1 Years	284,711	336	-	-

		2,335,569	$933	1,834,681	$597

The weighted-average fair value of options granted during the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 was $0.56, $1.35 and $5.00, respectively.  The aggregate intrinsic value of options outstanding and of options exercisable as of January 2, 2010 was $0.9 million and $0.6 million, respectively.  The aggregate intrinsic value of options outstanding and of options exercisable as of January 3, 2009 was $0.1 million and $0.1 million, respectively.  The aggregate intrinsic value of options outstanding and of options exercisable as of December 29, 2007 was $5.1 million and $5.1 million, respectively. The total fair value of options vested during the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 was $0.5 million, $0.2 million and $0.4 million, respectively.

For the fiscal year ended January 2, 2010, there were no exercises of stock options and therefore no proceeds received or tax benefits recognized.  For the fiscal years ended January 3, 2009 and December 27, 2007, we received $0.2 million and $1.9 million, respectively, in proceeds from the exercise of 479,417 and 609,837, respectively, stock options for which there was no tax benefit and $1.8 million realized, respectively.  The aggregate intrinsic value of stock options exercised during the fiscal year ended January 3, 2009 and December 27, 2007 was $1.2 million and $4.5 million, respectively.

       As of January 2, 2010, there was $0.1 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted which is expected to be recognized in earnings straight-line over a weighted-average period of 1.3 years.

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

The replacement options have an exercise price of $3.09 per share, which was the closing price on the NASDAQ Global Market of the Company’s common stock on March 5, 2008, the day before the date on which the board of directors of the Company granted the replacement options and the designated employees executed the replacement option agreements.  The replacement options are exercisable with respect to one third of the shares (rounded to the nearest whole share) on each of the first, second, and third anniversaries of March 6, 2008.  The replacement options expire on March 6, 2015. During 2009 and 2008, incremental compensation cost totaling $0.1 million and $0.2 million was recognized related to the repriced options, respectively.

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

Non-Vested (Restricted) Share Awards

During the year ended January 2, 2010, we granted 340,057 non-vested share awards at a weighted average fair value of $1.03 per share.

A summary of the status of non-vested share awards as of January 2, 2010 and changes during the year then ended are presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding at January 3, 2009	194,445	$7.25
Granted	340,057	$1.03
Vested	(108,694)	$8.96
Forfeited/Expired	(59,441)	$2.43
Outstanding at January 2, 2010	366,367	$1.75

All of the non-vested share awards granted in 2009 vest at the end of three years. As of January 2, 2010, there was $0.2 million of total unrecodgnized compensation cost related to non-vested share awards. That cost is expected to be recognized in earnings straight-line over a weighted average period of 1.9 years.

18. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income for 2009, 2008 and 2007:

	Ineffective		Aluminum
	Interest Rate	Interest Rate	Forward	Valuation
(in thousands)	Swap	Swap	Contracts	Allowance	Total
Balance at December 30, 2006	$159	$(53)	$-	$-	$106
Changes in fair value	-	13	(1,059)	-	(1,046)
Reclassification to earnings	(261)	-	441	-	180
Tax effect	102	(6)	242	-	338
Balance at December 29, 2007	-	(46)	(376)	-	(422)
Changes in fair value	-	74	(3,938)	-	(3,864)
Reclassification to earnings	-	-	320	-	320
Tax effect	-	(28)	1,410	(1,382)	-
Balance at January 3, 2009	-	-	(2,584)	(1,382)	(3,966)
Changes in fair value	-	-	1,373	-	1,373
Reclassification to earnings	-	-	3,375	-	3,375
Tax effect			(1,852)	1,852	-
Income tax allocation	-	-	(1,813)	-	(1,813)
Balance at January 2, 2010	$-	$-	$(1,501)	$470	$(1,031)

19. Sales by Product Group

The FASB has issued guidance under the Segment Reporting topic of the Codification which requires us to disclose certain information about our operating segments. Operating segments are defined as components of an enterprise with separate financial information which are evaluated regularly by the chief operating decision maker and are used in resource allocation and performance assessments.

We operate as a single business that manufactures windows and doors. Our chief operating decision maker evaluates performance by reviewing a few major categories of product sales and then considering costs on a total company basis.

Sales by product group are as follows:

	Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Product category:
WinGuard Windows and Doors	$108.2	$151.8	$189.7
Other Window and Door Products	57.8	66.8	88.7

Total net sales	$166.0	$218.6	$278.4

     20.  Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2009 and 2008 (in thousands, except per share amounts):

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$41,514	$46,867	$41,615	$36,004
Gross profit	9,895	14,620	10,863	9,000
Net (loss) income	(6,700)	342	(3,360)	301
Net (loss) income per share – basic	$(0.19)	$0.01	$(0.09)	$0.01
Net (loss) income per share – diluted	$(0.19)	$0.01	$(0.09)	$0.01
Items included in the determination of net income (loss)
that may affect comparability, before tax effect:
Impairment charge	$-	$-	$-	$(742)
Restructuring charge	(3,002)	-	(903)	(1,490)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$54,836	$60,100	$54,330	$49,290
Gross profit	16,071	21,491	16,198	14,519
Net loss	(1,787)	(76,649)	(1,629)	(82,967)
Net loss per share – basic	$(0.06)	$(2.58)	$(0.05)	$(2.29)
Net loss per share – diluted	$(0.06)	$(2.58)	$(0.05)	$(2.29)
Items included in the determination of net loss
that may affect comparability, before tax effect:
Impairment charges	$-	$(92,000)	$(1,600)	$(94,148)
Restructuring charge	(1,752)	-	-	(379)

Earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.  Except for the fourth quarter of 2008, which consisted of 14 weeks and ended on the last Saturday of the period, each of our fiscal quarters above consists of 13 weeks and ended on the last Saturday of the period.

 21.  Collaborative Arrangement

In view of the risks and costs associated with developing new products and our desire to expand our markets by providing quality unitized curtain wall solutions to the commercial building industry, we entered into a collaborative arrangement with another company with extensive experience in sales, marketing, engineering and project management of unitized curtain wall solutions and in which costs, revenues and risks are shared. During the third quarter of 2009, this arrangement was terminated.  We were not the principal participant in this arrangement. Our obligation under this arrangement was to provide manufacturing expertise, including providing the operating entity with labor for assembly and fabrication of the unitized curtain wall units.  We earned revenues and incurred costs of sales and expenses from this activity based on the number of hours of labor provided in the production of materials used in the arrangement.  We also recorded a percentage of the joint operating activity’s profit or loss into revenue based on our percentage interest in the arrangement, which was insignificant in 2009.  Each collaborator’s interest was 50 percent.

The following table illustrates the income statement classification and amounts attributable to transactions arising from the collaborative arrangements between participants for each period presented (in thousands):

	Twelve Months Ended
	January 2,	January 3,	December 29,
	2010	2009	2007

Net sales	$1,449	$1,531	$-
Cost of sales	(1,093)	(1,464)	-
Selling, general and administrative	(215)	(130)	-

In November 2007, the EITF issued guidance under the Broad Transactions – Collaborative Arrangements topic of the Codification. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that participants in a collaborative arrangement report costs incurred and revenues generated on a gross or net basis and in the appropriate line items in each company’s financial statements. This guidance also requires disclosure of the nature and purpose of the participant’s collaborative arrangements, the participant’s rights and obligations under these arrangements, the accounting policy for collaborative arrangements, the income statement classification and amounts attributable to transactions arising from collaboration arrangements between participants, and the disclosure related to individually significant collaborative arrangements. We adopted the guidance in the first quarter of 2009.

        22.  Subsequent Events

In the first quarter of 2010, we entered into an agreement with a broker to list our Lexington, NC, plant facility.  We do not currently operate out of that facility, and accordingly do not expect a potential sale to have a material impact on our operations in the future.  See Note 2 (Long-Lived Assets) for additional information regarding this facility.

On March 18, 2010 our Board of Directors approved the Amended and Restated 2006 Equity Incentive Plan, and authorized an Equity Exchange.  Also, on March 8, 2010, our Board of Directors authorized a stock option exchange to eligible employees.  These three items are subject to approval at our annual stockholders' meeting.  Additional information appears in our definitive proxy statement for our annual meeting of stockholders under the captions “Amended and Restated 2006 Equity Incentive Plan”, “Issuer Tender Offer”, and “Equity Exchange”.

2010 Rights Offering

On January 29, 2010, the Company filed Amendment No. 1 to the Registration Statement on Form S-1 filed on December 24, 2009 relating to a previously announced offering of rights to purchase 20,382,326 shares of the Company’s common stock with an aggregate value of approximately $30.6 million.  The registration statement relating to the rights offering was declared effective by the United States Securities and Exchange Commission on February 10, 2010, and the Company distributed to each holder of record of the Company’s common stock as of close of business on February 8, 2010, at no charge, one (1) non-transferable subscription right for every one and three-quarters (1.75) shares of common stock held by such holder under the basic subscription privilege.  Each whole subscription right entitled its holder to purchase one share of PGT’s common stock at the subscription price of $1.50 per share.  The rights offering also contained an over-subscription privilege that permitted all basic subscribers to purchase additional shares of the Company’s common stock up to an amount equal to the amount available to each such holder under the basic subscription privilege.  Shares issued to each participant in the over-subscription were determined by calculating each subscriber’s percentage of the total shares over-subscribed, multiplied by the number of shares available in the over-subscription privilege.  The rights offering expired on March 12, 2010.

The rights offering was 90.0% subscribed resulting in the Company distributing 18,336,368 shares of its common stock, including 15,210,184 shares under the basic subscription privilege and 3,126,184 under the over-subscription privilege, representing a 74.6% basic subscription participation rate.  There were requests for 3,126,184 shares under the over-subscription privilege representing an allocation rate of 100% to each over-subscriber.  Of the 18,336,368 shares issued, 13,333,332 shares were issued to JLL Partners Fund IV (“JLL”) the Company’s majority shareholder, including 10,719,389 shares issued under the basic subscription privilege and 2,613,943 shares issued under the over-subscription privilege.  Prior to the rights offering, JLL held 18,758,934 shares, or 52.6%, of the Company’s outstanding common stock.  With the completion of the rights offering, the Company has 54,005,439 total shares of common stock outstanding of which JLL holds 59.4%.

Net proceeds of $27.5 million from the rights offering were used to repay a portion of the outstanding indebtedness under our amended credit agreement in the amount of $15.0 million, and for general corporate purposes in the amount of $12.5 million.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 2, 2010, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

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

We have evaluated the effectiveness of our internal control over financial reporting as of January 2, 2010. The evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
 PGT, Inc.

We have audited PGT, Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PGT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PGT, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PGT, Inc. as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended January 2, 2010, January 3, 2009 and December 29, 2007 and our report dated March 18, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants
Tampa, Florida
March 18, 2010

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Executive Officers and Significant Employees of the Registrant

Name	Age	Position
Rodney Hershberger	53	President, Chief Executive Officer, and Director
Jeffrey T. Jackson	44	Executive Vice President and Chief Financial Officer
Mario Ferrucci III	46	Vice President and General Counsel
David McCutcheon	44	Vice President - Operations
Deborah L. LaPinska	48	Vice President - Sales and Marketing
Ron Stanek	54	Vice President - Vinyl Products
Mark Davis	53	Vice President - Vinyl Products
Monte Burns	50	Vice President - NC Operations

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

Jeffrey T. Jackson, Executive Vice President and Chief Financial Officer. Mr. Jackson joined our Company as Chief Financial Officer and Treasurer in November 2005, and his current responsibilities include all aspects of financial reporting, accounting, and internal controls, cash management, human resources, our Company’s Florida and North Carolina operations, and the business planning process. Before joining our Company, Mr. Jackson spent two years as Vice President, Corporate Controller for The Hershey Company. From 1999 to 2004 Mr. Jackson was Senior Vice President, Chief Financial Officer for Mrs. Smith’s Bakeries, LLC, a division of Flowers Foods, Inc. Mr. Jackson has over seventeen years of increasing responsibility in various executive management roles with various companies, including Division Chief Financial Officer, Vice President Corporate Controller, and Senior Vice President of Operations. Mr. Jackson holds a B.B.A. from the University of West Georgia and is a Certified Public Accountant in the State of Georgia and the State of California.

Mario Ferrucci III, Vice President – General Counsel. Mr. Ferrucci joined our Company in April 2006 as Vice President and Corporate Counsel, and his current responsibilities include all aspects of the Company’s legal and compliance affairs, information systems and engineering. From 2001 to 2006, Mr. Ferrucci practiced law with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

David McCutcheon, Vice President — Florida Operations. Mr. McCutcheon joined our Company in 1997 and was appointed Vice President in 2001. His current responsibilities include all aspects of our Florida operations and manufacturing. Previously, Mr. McCutcheon worked for ten years for General Motors in management positions in manufacturing operations and manufacturing engineering. Mr. McCutcheon holds a B.S.E.E. from Purdue University and an M.B.A. from The Ohio State University.

Deborah L. LaPinska, Vice President — Sales and Marketing. Ms. LaPinska joined our Company in 1991. Ms. LaPinska is responsible for sales and marketing, and field and customer service, as well as incorporating new tools and resources to improve order processing cycle times and sales forecasting. Before she was appointed Vice President in 2003, Ms. LaPinska held the position of Director, National and International Sales. Ms. LaPinska holds a B.A. in business management from Eckerd College.

Ronald Stanek, Vice President – Vinyl Products. Mr. Stanek joined our Company in 2009 and is responsible for the PremierVue sales training program.  Mr. Stanek has over 30 years experience in sales and marketing of premium fenestration products.  Prior to joining PGT, Mr. Stanek was Managing Member of The Hurricane Window and Door Factory LLC., and a co-founder of Stanek Vinyl Windows Corp.

Mark Davis, Vice President – Vinyl Products.  Mr. Davis joined our Company in 2009. He has over 25 years of experience in the construction industry, including 18 years of management in the window and door industry. Before joining PGT, Mr. Davis was a founding partner in The Hurricane Window & Door Factory, LLC., and served on the board of directors and as the senior executive for Stanek Vinyl Windows Corp.   He earned a B.A. from The University of Kansas in Lawrence.

Monte Burns, Vice President – NC Operations.  Mr. Burns joined our Company in August 1981 and was appointed Vice President in 2009.   His current responsibilities include all aspects of our North Carolina operations.

Additional information required by this item appears in our definitive proxy statement for our annual meeting of stockholders under the captions “Proposal 1 — Election of Directors,” “Information Regarding the Board and its Committees,” “Corporate Governance — Director Nomination Process,” “Corporate Governance — Code of Business Conduct and Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference to Item 10 of this Annual Report on Form 10-K.

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

    Our board of directors has also approved a Supplemental Code of Ethics for the chief executive office, president, and senior financial officers of PGT, Inc., which is administered by our general counsel.

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

                   (3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit
Number                      Description

3.1*	Amended and Restated Certificate of Incorporation of PGT, Inc.
3.2*	Amended and Restated By-Laws of PGT, Inc.
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

10.7*	PGT, Inc. 2006 Amended and Restated Equity Incentive Plan
10.8
Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.9
Form of Employment Agreement, dated February 20, 2009, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, C. Douglas Cross, Mario Ferrucci III, Deborah L. LaPinska and David B. McCutcheon (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.10
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.11
Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.12
Market Alliance Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated February 27, 2009, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 27, 2009, filed with the Securities and Exchange Commission on March 5, 2009, Registration No. 000-52059)

10.13
Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.14
Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.15
Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.16
Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.17*	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
*         Filed herewith.
**         Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: March 18, 2010	/s/ RODNEY HERSHBERGER
Rodney Hershberger
President and Chief Executive Officer

Date: March 18, 2010	/s/ JEFFERY T. JACKSON
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

Signature	Title	Date
/s/ RODNEY HERSHBERGER Rodney Hershberger	President and Chief Executive Officer (Principal Executive Officer and Director)	March 18, 2010

/s/ JEFFREY T. JACKSON Jeffrey T. Jackson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2010

/s/ PAUL S. LEVY Paul S. Levy	Chairman and Director	March 18, 2010

/s/ ALEXANDER R. CASTALDI Alexander R. Castaldi	Director	March 18, 2010

/s/ RICHARD D. FEINTUCH Richard D. Feintuch	Director	March 18, 2010

/s/ RAMSEY A. FRANK Ramsey A. Frank	Director	March 18, 2010

/s/ M. JOSEPH MCHUGH M. Joseph McHugh	Director	March 18, 2010

/s/ FLOYD F. SHERMAN Floyd F. Sherman	Director	March 18, 2010

/s/ RANDY L. WHITE Randy L. White	Director	March 18, 2010

/s/ BRETT N. MILGRIM Brett N. Milgrim	Director	March 18, 2010

/s/ WILLIAM J. MORGAN William J. Morgan	Director	March 18, 2010

/s/ DANIEL AGROSKIN Daniel Agroskin	Director	March 18, 2010

APPENDIX

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO THEIR GAAP EQUIVALENTS
(unaudited - in thousands, except per share amounts)

		Year Ended
		January 2,	January 3,	December 29,
		2010	2009	2007
	Reconciliation to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per pro forma share (1):

	Net (loss) income	$(9,417)	$(163,032)	$623
	Reconciling items:
	Goodwill and intangible impairment charges (2)	-	187,748	-
	Asset impairment charges (3)	742	-	826
	Restructuring charges (4)	5,395	2,131	2,375
	Tax effect of reconciling items	-	(28,313)	(1,248)
	Adjusted net (loss) income	$(3,280)	$(1,466)	$2,576

	Weighted average shares outstanding:
	Diluted shares (5)	36,451	32,104	30,212
	Pro forma diluted shares	36,451	32,104	30,212

	Adjusted net (loss) income per pro forma share - diluted	$(0.09)	$(0.05)	$0.09

	Reconciliation to EBITDA and Adjusted EBITDA:
	Net (loss) income	$(9,417)	$(163,032)	$623
	Reconciling items:
	Depreciation and amortization expense	16,166	17,088	15,988
	Interest expense	6,698	9,283	11,404
	Income tax (benefit) expense	(5,584)	(28,789)	456
	EBITDA	7,863	(165,450)	28,471
Add:	Goodwill and intangible impairment charges (2)		187,748	-
	Asset impairment charges (3)	742	-	826
	Restructuring charges (4)	5,395	2,131	2,375
	Adjusted EBITDA	$14,000	$24,429	$31,672
	Adjusted EBITDA as percentage of sales	8.4%	11.2%	11.4%

(1)	The Company’s non-GAAP financial measures were explained in its Form 8-K filed February 11, 2010.

(2)
The Company completed its annual impairment tests in the fourth quarter of 2008, which resulted in additional impairment charges totaling $94.1 million, of which $76.3 million related to goodwill and $178 million related to trademarks. As of the end of 2008, the Company’s goodwill had zero carrying value for financial reporting purposes. The non-cash impairment charges taken in the fourth quarter 2008, coupled with prior non-cash impairments, bring total non-cash impairment charges taken in 2008 to $187.7 million.

(3)	Represents the write-downs of the value of the Lexington, North Carolina property.

(4)
Represents charges related to restructuring actions in 2009, 2008 and 2007. These charges relate primarily to employee separation costs. Of the $5.4 million restructuring charge in 2009, $3.1 million is included in cost of goods sold and $2.3 million is included in selling, general and administrative expenses. Of the $2.1 million restructuring charge in 2008, $1.1 million was included in cost of goods sold and $1.0 million was included in selling, general and administrative expenses. Of the $2.4 million restructuring charge in 2007, $0.7 million was included in cost of goods sold and $1.7 million was included in selling, general and administrative expenses.

(5)	Weighted average common shares outstanding for all periods presented have been restated to give effect to the bonus element of the 2010 rights offering.