Form 10-Q
period 2010-04-03
PGT, Inc.
filed 2010-05-17
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value – 53,645,653 shares, as of May 3, 2010.

* Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(unaudited)
Net sales	$40,515	$41,514
Cost of sales	29,193	31,619

Gross margin	11,322	9,895

Selling, general and administrative expenses	11,928	15,011

Loss from operations	(606)	(5,116)

Interest expense, net	1,474	1,578
Other (income) expense, net	(20)	6

Loss before income taxes	(2,060)	(6,700)

Income tax benefit	-	-

Net loss	$(2,060)	$(6,700)

Net loss per common share:
Basic	$(0.05)	$(0.19)

Diluted	$(0.05)	$(0.19)

Weighted average shares outstanding:
Basic	39,738	36,179

Diluted	39,738	36,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	April 3,	January 2,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,171	$7,417
Accounts receivable, net	16,494	14,213
Inventories	11,355	9,874
Deferred income taxes, net	622	622
Assets held for sale	700	-
Other current assets	9,074	7,860

Total current assets	53,416	39,986

Property, plant and equipment, net	62,223	65,104
Intangible assets, net	66,026	67,522
Other assets, net	1,273	1,018

Total assets	$182,938	$173,630

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,881	$16,607
Current portion of long-term debt and capital lease obligations	106	105

Total current liabilities	15,987	16,712

Long-term debt and capital lease obligations	53,136	68,163
Deferred income taxes	17,937	17,937
Other liabilities	2,386	2,609

Total liabilities	89,446	105,421

Commitments and contingencies (Note 11)	-	-

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	-	-
Common stock; par value $.01 per share; 200,000 shares authorized; 54,005 and
35,672 shares issued and 53,646 and 35,303 shares outstanding at
April 3, 2010 and January 2, 2010, respectively	536	353
Additional paid-in-capital, net of treasury stock	268,855	241,682
Accumulated other comprehensive loss	(1,044)	(1,031)
Accumulated deficit	(174,855)	(172,795)

Total shareholders' equity	93,492	68,209

Total liabilities and shareholders' equity	$182,938	$173,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(unaudited)

Cash flows from operating activities:
Net loss	$(2,060)	$(6,700)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,469	2,704
Amortization	1,496	1,392
Provision for allowances of doubtful accounts	318	600
Amortization of deferred financing costs	171	93
Stock-based compensation	98	170
Derivative financial instruments	-	6
Loss on disposal of assets	-	95
Change in operating assets and liabilities:
Accounts receivable	(3,233)	57
Inventories	(1,481)	(224)
Prepaid expenses and other assets	(187)	(548)
Accounts payable, accrued and other liabilities	(882)	(412)

Net cash used in operating activities	(3,291)	(2,767)

Cash flows from investing activities:
Purchases of property, plant and equipment	(289)	(742)
Proceeds from sales of equipment	-	27
Net change in margin account for derivative financial instruments	-	158

Net cash used in investing activities	(289)	(557)

Cash flows from financing activities:
Net proceeds from issuance of common stock	27,257	-
Payments of long-term debt	(15,000)	-
Payments of financing costs	(897)	-
Adjustment to proceeds from issuance of common stock	-	(6)
Payments of capital leases	(26)	(24)

Net cash provided by (used in) financing activities	11,334	(30)

Net increase (decrease) in cash and cash equivalents	7,754	(3,354)
Cash and cash equivalents at beginning of period	7,417	19,628
Cash and cash equivalents at end of period	$15,171	$16,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods.  Each of our Company’s fiscal quarters ended April 3, 2010 and April 4, 2009 consisted of 13 weeks.

The condensed consolidated balance sheet as of January 2, 2010 is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. This condensed consolidated balance sheet as of January 2, 2010 and the unaudited condensed consolidated financial statements as of April 3, 2010, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 2, 2010 included in the Company’s most recent annual report on Form 10-K.  Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

In June 2009, the FASB announced that the FASB Accounting Standards Codification (“Codification”) was the new source of GAAP recognized by the FASB for nongovernmental entities.

NOTE 2.   RECENT DEVELOPMENTS

On April 6, 2010, our shareholders approved the Amended and Restated 2006 Equity Incentive Plan, the Equity Exchange, and the Issuer Tender Offer.  See Note 6 for additional information.

NOTE 3.   RESTRUCTURINGS

On January 13, 2009, and March 10, 2009, we announced  restructurings based on results of our continued analysis of target markets, internal structure, projected run-rate, and efficiency.  As a result of the restructurings, we recorded charges of $3.0 million in the condensed consolidated statement of operations for the three months ended April 4, 2009.  Of this amount $1.4 million is classified within cost of goods sold and $1.6 million is classified within selling, general and administrative expenses.  The charges related primarily to employee separation costs and were disbursed prior to the end of 2009.

We also announced restructurings on September 24, 2009 and November 12, 2009,  which were also a result of the continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The charges from these restructurings totaled $2.4 million, of which $0.2 million and $0.9 million was unpaid as of April 3, 2010, and January 2, 2010, respectively, and classified within accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The unpaid amount as of April 3, 2010 and is expected to be disbursed in 2010.

The impact of all 2009 restructurings resulted in a decrease in our workforce of approximately 480 employees, and a total amount of restructuring charges of $5.4 million.

The following table provides information with respect to our accrual for restructuring costs:

Accrued Restructuring Costs	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended April 3, 2010:
2009 Restructurings	898	-	(660)	238
For the three months ended April 3, 2010	$898	$-	$(660)	$238

Three months ended April 4, 2009:
2008 Restructuring	$332	$-	$(332)	$-
2009 Restructurings	-	3,002	(2,599)	403
For the three months ended April 4, 2009	$332	$3,002	$(2,931)	$403

NOTE 4.   WARRANTY

Most of our manufactured products are sold with warranties. Warranty periods, which vary by product component, generally range from 1 to 10 years. However, the majority of the products sold have warranties on components which range from 1 to 3 years. The reserve for warranties is based on management’s assessment of the cost per service call and the number of service calls expected to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing our warranty history and estimating our future warranty obligations.

The following table provides information with respect to our warranty accrual:

	Beginning	Charged to			End of
Accrued Warranty	of Period	Expense	Adjustments	Settlements	Period
(in thousands)
Quarter ended April 3, 2010	$4,041	$609	$(187)	$(619)	$3,844

Quarter ended April 4, 2009	$4,224	$830	$(50)	$(790)	$4,214

NOTE 5.   INVENTORIES

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

	April 3,	January 2,
	2010	2010
	(in thousands)

Finished goods	$1,582	$954
Work in progress	507	259
Raw materials	9,266	8,661

	$11,355	$9,874

NOTE 6.   STOCK COMPENSATION EXPENSE

We record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We recorded compensation expense for stock based awards of less than $0.1 million for the first quarter of 2010 and $0.2 million for the first quarter of 2009.  As of April 3, 2010, there was $0.1 million and $0.2 million of  total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of slightly less than one year.

Recent Development

On April 6, 2010, our stockholders approved the three items approved and recommended by our Board of Directors in March 2010.  These items include the PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (the “Amended and Restated 2006 Equity Incentive Plan”), an Equity Exchange and a stock option exchange to eligible employees (“Issuer Tender Offer”).  The Board of Directors of the Company determined that, as a result of economic conditions which adversely affected the Company and the industry in which it competes, the options held by certain employees had exercise prices that were significantly above the current market price of the Company’s common stock and that the grants of replacement options would help retain and provide additional incentive to certain employees and align their interests with those of the Company’s stockholders.

Amended and Restated 2006 Equity Incentive Plan

The Amended and Restated 2006 Equity Incentive Plan amends the plan to, among other things:

•	increase the number of shares of common stock available for grant thereunder, from 3,000,000 to 7,000,000,
•
set forth 1,500,000 as the maximum number of shares that may be made subject to awards in any calendar year to any “covered employee” (within the meaning of Section 162(m) of the Internal Revenue Code), and

•	allows the Company to offer to its employees the opportunity to tender certain outstanding equity awards for cancellation in exchange for the issuance of replacement stock options.

As of April 3, 2010, prior to the approval of the Equity Exchange and the Issuer Tender Offer,  approximately 1,989,774 shares of the Company’s common stock remained available for issuance under the Original 2006 Plan, 545,221 shares were subject to outstanding and unexercised stock options, and 366,367 shares were subject to unvested restricted stock awards.

Equity Exchange

The Equity Exchange offered to exchange certain outstanding equity awards granted under our equity plans to eight employees of the Company, including each of our named executive officers (the “designated employees”), for options to be granted under the Amended and Restated Equity Incentive 2006 Plan with a new term, new vesting schedule, and new exercise price.  All eight employees accepted this offer.

The equity awards that the designated employees submitted for cancellation in the Equity Exchange included 621,778 options to purchase common stock with exercise prices that ranged from $3.09 to $8.64, and 314,175 shares of unvested restricted stock.  As of April 6, 2010, the options subject to the Equity Exchange had an aggregate value of $0.3 million, calculated using the Black-Scholes Method of option pricing.  The total amount of new stock options issued on April 6, 2010, under this exchange was 3,692,433.  These options vest over five years with one-fifth vesting on each of the anniversary dates beginning April 6, 2011, and have an exercise price of $2.00, based on the NASDAQ market price of the underlying common stock on the close of business on April 5, 2010.

Issuer Tender Offer

The Issuer Tender Offer provided an opportunity to exchange certain outstanding equity awards granted under our equity plans to seventeen employees of the Company for options to be granted under the Amended and Restated 2006 Plan with a new term, new vesting schedule, and new exercise price.  All eligible employees accepted this offer.

The options subject to the Issuer Tender Offer covered an aggregated of 409,143 shares of common stock of the Company and had an aggregate value of $0.2 million calculated using the Black-Scholes option pricing model.  The total amount of new stock options issued on April 6, 2010, pursuant to the Issuer Tender Offer was 409,143.  These options vest over five years with one-fifth vesting on each of the anniversary dates beginning April 6, 2011, and have an exercise price of $2.00, based on the NASDAQ market price of the underlying common stock on the close of business on April 5, 2010.

Future Estimated Compensation Expense

The new options granted pursuant to the Equity Exchange and Issuer Tender Offer will be accounted for under ASC 718-20-35 Subsequent Measurement section under the Stock Compensation topic which covers the accounting guidance for modifications of existing equity awards.  Accordingly, the compensation cost to be recorded will be based on the incremental value of the new awards in excess of those being cancelled.  The total incremental compensation cost to be recorded over the next five years is estimated to be $4.0 million and does not anticipate any forfeitures.  This amount will vary based upon actual forfeiture rates.  This amount was determined using the Black-Scholes option-pricing model with the following assumptions; dividend yield of 0%, expected volatility of 75.1%, risk-free interest rate of 2.8%, and expected life of 5 years.

NOTE 7.  2010 RIGHTS OFFERING

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

The rights offering was 90.0% subscribed resulting in the Company distributing 18,336,368 shares of its common stock, including 15,210,184 shares under the basic subscription privilege and 3,126,184 under the over-subscription privilege.  There were requests for 3,126,184 shares under the over-subscription privilege representing an allocation rate of 100% to each over-subscriber.  Of the 18,336,368 shares issued, 13,333,332 shares were issued to JLL Partners Fund IV (“JLL”) the Company’s majority shareholder, including 10,719,389 shares issued under the basic subscription privilege and 2,613,943 shares issued under the over-subscription privilege.  Prior to the rights offering, JLL held 18,758,934 shares, or 52.6%, of the Company’s outstanding common stock.  With the completion of the rights offering, JLL holds 59.4% of the outstanding common stock.

Proceeds of $27.3 million from the rights offering were used to repay a portion of the outstanding indebtedness under our amended credit agreement in the amount of $15.0 million, and for general corporate purposes in the amount of $12.3 million.

NOTE 8.   NET LOSS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents.

Due to the net losses in all periods presented herein, the dilutive effect of stock-based compensation plans is anti-dilutive.  There were 1,053,431 shares of common stock for the first quarter of 2010 relating to stock option agreements excluded from the computation of diluted EPS in each period as their effect would have been anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company (weighted average common shares for 2009 have been restated to give effect to the 2010 rights offering):

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(in thousands, except per share amounts)

Net loss	$(2,060)	$(6,700)

Weighted-average common shares - Basic	39,738	36,179
Add: Dilutive effect of stock compensation plans	-	-

Weighted-average common shares - Diluted	39,738	36,179

Net loss per common share:
Basic	$(0.05)	$(0.19)

Diluted	$(0.05)	$(0.19)

The 2010 rights offering closed with shares of stock being issued at a price lower than the fair value of the stock, which created a bonus element similar in nature to a stock dividend.  Accordingly, basic and diluted shares outstanding prior to the 2010 rights offering were restated to show the number of common shares outstanding immediately prior to the rights offering multiplied by the following factor: (fair value per share immediately prior to the exercise of the rights)/(theoretical ex-rights fair value per share). Theoretical ex-rights fair value per share was computed by adding the aggregate fair value of the shares immediately prior to the exercise of the rights to the proceeds expected from the exercise of the rights and dividing by the number of shares outstanding after the exercise of the rights.

Weighted average common shares were increased by approximately 1.0 million shares for the three months ended April 4, 2009 as a result of the bonus element in the 2010 rights offering.  However, rounded basic and diluted net loss per common share for the three months ended April 4, 2009, were unchanged.

NOTE 9.   INTANGIBLE ASSETS

Intangible assets are as follows:

			Original
	April 3,	January 2,	Useful Life
	2010	2010	(in years)
	(in thousands)
Intangible assets:
Trademarks	$44,400	$44,400	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(34,385)	(32,992)

Subtotal	21,315	22,708

Hurricane Technology	575	575	1.4
Less: Accumulated amortization	(264)	(161)
Subtotal	311	414

Intangible assets, net	$66,026	$67,522	9.9

Indefinite Lived Intangible Asset

The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amounts of these assets to their estimated fair values. If the estimated fair value is less than the carrying amount of the intangible assets, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is determined using the relief from royalty method that is based upon the discounted projected cost savings (value) attributable to ownership of our trademarks, our only indefinite lived intangible assets.

In estimating fair value, the method we use requires us to make assumptions, the most material of which are net sales projections attributable to products sold with these trademarks, the anticipated royalty rate we would pay if the trademarks were not owned (as a percent of net sales), and a weighted average discount rate.  These assumptions are subject to change based on changes in the markets in which these products are sold, which impact our projections of future net sales and the assumed royalty rate.  Factors affecting the weighted average discount rate include assumed debt to equity ratios, risk-free interest rates and equity returns, each for market participants in our industry.

No impairment test was conducted as of April 3, 2010.  Our year-end test of trademarks, performed as of January 2, 2010, utilized a weighted average royalty rate of 4.0% and a discount rate of 17.0%.  Projected net sales used in the analysis were based on historical experience and a continuance of the recent decline in sales in the near future, followed by modest growth beginning in 2013.  As of January 2, 2010, the estimated fair value of the trademarks exceeded book value by approximately 3%, or $1.4 million.  We believe our projected sales are reasonable based on, among other things, reports from certain third-party agencies which project increases in single family housing starts in our target markets in 2010.  We also believe the royalty rate is appropriate and could improve over time based on market trends and information, including that which is set forth above.  The weighted average discount rate was based on current financial market trends and will remain dependent on such trends in the future.  Absent offsetting changes in other factors, a 1% increase in the discount rate will result in an impairment of $2.2 million.

Amortizable Intangible Assets

We perform an impairment test on our amortizable intangible assets anytime that impairment indicators exist.  Such assets include  our customer relationships asset and the intangible assets acquired in the Hurricane Window and Door acquisition on August 14, 2009.  We will continue to monitor and evaluate potential impairment indicators, including further decline in  the housing market, which could result in impairment.

The Hurricane Window and Door amortizable intangible assets consist of the right to use Hurricane’s design technology through the end of 2010 and the option to purchase the technology at any time through the end of 2010.

NOTE 10.   LONG-TERM DEBT

On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $25 million revolving credit facility, having been reduced from $30 million as a result of the third amendment discussed below, and initially, a $205 million first lien term loan.  The second lien term loan was fully repaid with proceeds from our IPO in 2006.  The outstanding balance of the first lien term loan on April 3, 2010 was $53.0 million, a decrease of $15.0 million since the beginning of 2010 due to the prepayment discussed below.  During 2009, we prepaid $22.0 million of long-term debt with cash generated from operations and cash on hand.  As of April 3, 2010, there was $21.5 million available under our $25 million revolving credit facility.

On December 24, 2009, we announced that we entered into a third amendment to the credit agreement.  The amendment, among other things, provides a leverage covenant holiday for 2010, increases the maximum leverage amount for the first quarter of 2011 to 6.25 times (then dropping 0.25X per quarter starting the second quarter until the end of the term), extends the due date on the revolver loan until the end of 2011, increases the applicable rate on any outstanding revolver loan by 25 basis points, and sets a base rate floor of 4.25%.  The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $17 million of the term loan under the credit agreement no later than March 31, 2010, of which no more than $2 million was permitted to come from cash on hand.  In December 2009, the Company used cash generated from operations to prepay $2 million of outstanding borrowings under the credit agreement.  Using proceeds from the 2010 rights offering, the Company made an additional prepayment of $15.0 million on March 17, 2010, bringing total prepayments of debt at that time to $17.0 million.  Fees paid to the administrative agent and lenders totaled $1.0 million.  Such fees are being amortized using the effective interest method over the remaining term of the credit agreement.  Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, the amendment became effective on March 17, 2010.

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

The first lien term loan is secured by a perfected first priority pledge of all of the equity interests of our subsidiary and perfected first priority security interests in and mortgages on substantially all of our tangible and intangible assets subject to such exceptions as are agreed. The senior secured credit facility contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiary to (i) dispose of assets; (ii) change our business; (iii) engage in mergers or consolidations; (iv) make certain acquisitions; (v) pay dividends; (vi) incur indebtedness or guarantee obligations and issue preferred and other disqualified stock; (vii) make investments and loans; (viii) incur liens; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) issue stock or stock options under certain conditions; (xii) amend or prepay subordinated indebtedness and loans under the second lien secured credit facility; (xiii) modify or waive material documents; or (xiv) change our fiscal year. In addition, under the senior secured credit facility, we are required to comply with specified financial ratios and tests, modified by the third amendment discussed above, including a minimum interest coverage ratio, a maximum leverage ratio (none for 2010), and maximum capital expenditures.  On an annual basis, our Company is required to compute excess cash flow, as defined in our credit and security agreement with the bank. In periods where there is excess cash flow, our Company is required to make prepayments in an aggregate principal amount determined through reference to a grid based on the leverage ratio. No such prepayments were required for the year ended January 2, 2010.

Contractual future maturities of long-term debt and capital leases as of April 3, 2010 are as follows (in thousands):

Remainder of 2010	$79
2011	529
2012	52,634

Total	$53,242

NOTE 11.   COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table shows the components of comprehensive (loss) income for the three months ended April 3, 2010 and April 4, 2009:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(in thousands)
Net loss	$(2,060)	$(6,700)

Other comprehensive (loss) income, net of taxes:
Change related to forward contracts for
aluminum, net of tax expense of $0 and $0
for the three month periods ended April 3, 2010
and April 4, 2009, respectively	(13)	419

Total comprehensive loss	$(2,073)	$(6,281)

The following table shows the components of accumulated other comprehensive loss for the three months periods ended April 3, 2010 and April 4, 2009:

	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at January 2, 2010	$(1,501)	$470	$(1,031)
Changes in fair value	68	-	68
Reclassification to earnings	(81)	-	(81)
Tax effect	5	(5)	-
Balance at April 3, 2010	$(1,509)	$465	$(1,044)

	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at January 3, 2009	$(2,584)	$(1,382)	$(3,966)
Changes in fair value	(977)	-	(977)
Reclassification to earnings	1,396	-	1,396
Tax effect	(343)	343	-
Balance at April 4, 2009	$(2,508)	$(1,039)	$(3,547)

NOTE 12.  COMMITMENTS AND CONTINGENCIES

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

NOTE 13.  FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

Financial Instruments

Our financial instruments, not including derivative financial instruments discussed below, include cash, accounts receivable, accounts payable and capital leases whose carrying amounts approximate their fair values due to their short-term nature.  Our financial instruments also include long-term debt.  Based on bid prices for our debt, the fair value of our long-term debt was approximately $48 million at April 3, 2010 and $51 million at January 2, 2010.

Derivative Financial Instruments

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

At April 3, 2010, the fair value of our aluminum forward contracts was in an asset position of $0.5 million.  We had 21 outstanding forward contracts for the purchase of 4.1 million pounds of aluminum at an average price of $0.93 per pound with maturity dates of between less than one month and 8 months through December 2010.  We assessed the risk of non-performance of the counter-party to these contracts and recorded an immaterial adjustment to fair value as of April 3, 2010.  Should we have any margin calls in the future, we will net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis.  For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

The fair value of our aluminum hedges is classified in the accompanying consolidated balance sheets as follows (in thousands):

		April 3,	January 2,
		2010	2010

Derivatives in a net asset position	Balance Sheet Location
Hedging instruments:
Aluminum forward contracts	Other Current Assets	$512	$512

Total hedging instruments		$512	$512

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

	Fair Value Measurements at Reporting Date
	of Net Asset Using:
		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	April 3,	Active Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Aluminum forward contracts	$512	$-	$512	$-
Cash on deposit related to payments of margin calls	-
Aluminum forward contracts, net asset	$512

		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	January 2,	Active Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Aluminum forward contracts	$512	$-	$512	$-
Cash on deposit related to payments of margin calls	-
Aluminum forward contracts, net asset	$512

Our aluminum hedges qualify as highly effective for reporting purposes.  For the three months ended April 3, 2010, and April 4, 2009,  the ineffective portion of the hedging instruments was not significant. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item.  At April 3, 2010, these contracts were designated as effective. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. For the three months ended April 3, 2010, and April 4, 2009, no amounts were reclassified to earnings because of the discontinuance of a cash flow hedge because it was probable that the original forecasted transaction would not occur. The ending accumulated balance related to the fair value of the aluminum forward contracts included in accumulated other comprehensive income, net of tax, is $0.5 million as of April 3, 2010 all of which is expected to be reclassified into earnings in 2010.

The following represents the gains (losses) on derivative financial instruments for the three months ended April 3, 2010 and April 4, 2009,  and their classifications within the accompanying condensed consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	Three Months Ended			Three Months Ended
	Apr 3,	Apr 4,		Apr 3,	Apr 4,
	2010	2009		2010	2009

Aluminum contracts	$68	$(977)	Cost of sales	$61	$(1,396)

	Derivatives in Cash Flow Hedging Relationships
			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)

				Three Months Ended
				Apr 3,	Apr 4,
				2010	2009

Aluminum contracts			Other income or other expense	$20	$(6)

NOTE 14.  COLLABORATIVE ARRANGEMENT

In view of the risks and costs associated with developing new products and our desire to expand our markets by providing quality unitized curtain wall solutions to the commercial building industry, we entered into a collaborative arrangement with another company with extensive experience in sales, marketing, engineering and project management of unitized curtain wall solutions and in which costs, revenues and risks are shared. During the third quarter of 2009, this arrangement was terminated.  We were not the principal participant in this arrangement. Our obligation under this arrangement was to provide manufacturing expertise, including providing the operating entity with labor for assembly and fabrication of the unitized curtain wall units.  We earned revenues and incurred costs of sales and expenses from this activity based on the number of hours of labor provided in the production of materials used in the arrangement.  We also recorded a percentage of the joint operating activity’s profit or loss into revenue based on our percentage interest in the arrangement, which was insignificant in the first quarter of 2009.  Each collaborator’s interest was 50 percent.

The following table illustrates the income statement classification and amounts attributable to transactions arising from the collaborative arrangements between participants for each period presented (in thousands):

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(unaudited)
Net sales	$-	$1,324
Cost of sales	-	(797)
Selling, general and administrative	-	(134)

NOTE 15.  RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In January 2010, the FASB issued guidance under Accounting Standards Update 2010-06 Improving Disclosures About Fair Value Measurements under Topic 820.  This guidance requires additional disclosures relating to the transfers between Level 1 (Quoted Prices in Active markets) and Level 2 (Significant Other Observable Inputs) for  those items that require fair value measurement.  We adopted the guidance under this standard in January 2010.  However, this new guidance did not have an impact on our financial statements due to the fact that all of our fair value measurements currently fall within Level 2, and will continue to do so for the foreseeable future.  This guidance will be applied in the future should circumstances change.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended January 2, 2010 included in our most recent annual report on Form 10-K.

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

Recent Developments

On April 6, 2010, the shareholders approved the Amended and Restated 2006 Equity Incentive Plan, the Equity Exchange, and the Issuer Tender Offer.  These actions, which were all approved and recommended by the Board of Directors, will help us retain and provide additional incentive to key employees and align their interest with those of our stockholders. See Note 6 in Item 1 for additional information.

EXECUTIVE OVERVIEW

Sales and Operations

 On May 5, 2010, we issued a press release and held a conference call on May 6, 2010 to review the results of operations for our first three months ended April 3, 2010.  During the call, we also discussed current market conditions, and progress made regarding certain of our growth initiatives. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks. We are neither updating nor confirming that information.

For the first time in four years, total housing starts were up in our core market over the previous year.  Total housing starts in the first quarter of 2010 were up 39% compared to the first quarter of 2009 on the strength of an increase in single family starts of 55%.  Also, first quarter 2010 single family starts increased 30% when compared to the fourth quarter of 2009.  We view this increase as a key sign in suggesting the beginning of a long-term recovery in the housing market, however, we believe that the starts are somewhat inflated by the expiring tax incentives which motivated new  homebuyers, particularly those buying for the first time.

Other positive signs suggesting the beginning of a long-term recovery include:

•	A 24% increase in existing home sales compared to the first quarter of 2009 in our primary market of Florida,
•	A decrease in home inventory levels compared to the first quarter of 2009 in certain primary market cities, including 28% in Miami and 17% in Tampa, and
•	A year-over-year increase in home prices – the first such increase since December 2006.

Sales into the repair and remodeling market were up 11% compared to the first quarter of 2009, and represented 77% of total sales for the quarter.  Sales into the repair and remodeling market represented 69% of total sales for the first quarter of 2009.  This increase in sales into the repair and remodeling market is due mainly to the success of our non-impact vinyl replacement products, SpectraGuard, launched in 2009.  Sales for those products increased $1.9 million year over year.  This helped drive an increase in our out-of-state sales to $7.8 million in the first quarter of 2010, which represents a 32% increase from a year ago, and also represents 19% of our total sales.

Sales into the new construction market were down 26% compared to the first quarter of 2009, and represented only 23% of total sales for the quarter, compared to 31% of total sales for the first quarter of 2009. Although total housing starts increased 39% year-over-year, we have not yet begun to realize the benefit of the increase because : (i) a significant portion of the increased new construction activity is occurring outside markets in which impact protection is mandated; and (ii) the vast majority of the increased housing activity, even activity in markets which require impact protection, is not commanding a price point which warrants impact windows.  However, our sales into the repair and remodeling market, which we have historically dominated with our WinGuard branded products, remain strong, and we are confident that we continue to take market-share in the overall passive impact market.

Two other new products have also had success in the first quarter of 2010.  Sales of our new sliding glass door, launched in October 2009, were $2.8 million, up from $1.3 million in the fourth quarter of 2009, and continue to exceed our expectations.  Our customers appreciate the improved aesthetics, clean design, and ease of installation the door offers.  We expect this door to eventually replace certain of our existing sliding glass door sales, and will also drive incremental sales well into the future.  Sales of our new PremierVue series totaled $0.6 million in the first quarter.  PremierVue is the high-end, energy-efficient, impact vinyl line that we acquired last summer.  This product line was developed specifically for the hurricane protection market and combines some of the highest structural ratings in the industry with excellent energy efficiency.

Lastly, we announced in a recent press release that we have developed an R-5 impact-resistant window, the first in our industry.  R-5 windows, which have a U-factor of less than 0.22, have been promoted by the Department of Energy for volume purchases in an effort to reduce costs and make ultra energy-efficient products more readily available.
In summary,  we experienced growth from new products in the first quarter of 2010 and  the housing market is showing signs suggesting a recovery.  Also, despite the fact that negative conditions still remain, such as depressed housing starts, low consumer confidence, pending foreclosures and high unemployment, we are well positioned both operationally and financially for the foreseeable future.

Liquidity and Cash Flow

As we entered into 2010 we announced another rights offering which closed on March 12, 2010.  This rights offering was 90% subscribed and generated $26.4 million of additional capital for our Company after fees.  We used $15.0 million of the proceeds to further pay down our term debt and make our third amendment to our credit facility, which we entered into on December 24, 2009, effective.  This amendment further secures our position and provides more flexibility to focus on long-term strategic goals.  As of April 3, 2010, our net debt was $38 million.

Restructurings

We took restructuring actions  in 2009, described below, based on results of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  These actions generated approximately $15 million in annualized savings, which was in line with our expectations.  Many of these actions were taken in the beginning of 2009, and approximately $9 million of the benefit was realized in 2009.  Our 2010 results should benefit from the total expected savings.

On January 13, 2009, and March 10, 2009, we announced  restructurings and  recorded charges of $3.0 million in the condensed consolidated statement of operations for the three months ended April 4, 2009.  Of this amount, $1.4 million is classified within cost of goods sold and $1.6 million is classified within selling, general and administrative expenses  The charges related primarily to employee separation costs and were disbursed prior to the end of 2009.

On September 24, 2009 and November 12, 2009,  we announced restructuring and recorded charges  totaling $2.4 million, of which $0.2 million and $0.9 million was unpaid as of April 3, 2010, and January 2, 2010, respectively.  The remaining unpaid $0.2 million is classified within accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet as of April 3, 2010 and is expected to be disbursed in 2010.

The impact of all 2009 restructurings resulted in a decrease in our workforce of approximately 480 employees, and a total amount of restructuring charges of $5.4 million.

The following table provides information with respect to our accrual for restructuring costs:

Accrued Restructuring Costs	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended April 3, 2010:
2009 Restructurings	898	-	(660)	238
For the three months ended April 3, 2010	$898	$-	$(660)	$238

Three months ended April 4, 2009:
2008 Restructuring	$332	$-	$(332)	$-
2009 Restructurings	-	3,002	(2,599)	403
For the three months ended April 4, 2009	$332	$3,002	$(2,931)	$403

Selected Financial Data

The following table presents financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended
	April 3,	April 4,
	2010	2009

Net sales	100.0%	100.0%
Cost of sales	72.1%	76.2%
Gross margin	27.9%	23.8%
Selling, general and administrative expenses	29.4%	36.2%
Loss from operations	(1.5%)	(12.4%)
Interest expense, net	3.6%	3.8%
Other expense (income), net	0.0%	0.0%
Loss before income taxes	(5.1%)	(16.2%)
Income tax benefit	0.0%	0.0%
Net loss	(5.1%)	(16.2%)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 3, 2010 AND APRIL 4, 2009

Net sales

Net sales were $40.5 million in the first quarter of 2010, which represented a decrease of $1.0 million, or 2.4%, compared to the 2009 first quarter.  The following table shows net sales classified by major product category (sales in millions):

	Three Months Ended
	April 3, 2010		April 4, 2009
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$25.1	62.0%	$27.8	67.0%	(9.7%)
Other Window and Door Products	15.4	38.0%	13.7	33.0%	12.4%

Total net sales	$40.5	100.0%	$41.5	100.0%	(2.4%)

Net sales of WinGuard branded products were $25.1 million for the first quarter of 2010, a decrease of $2.7 million, or 9.7%, from $27.8 million in net sales for the 2009 first quarter.  The decrease in sales of our WinGuard products was driven mainly by a 33% decline in sales into the new home market.  Sales into the repair and remodeling market were essentially flat compared to the first quarter of 2009.  WinGuard sales have also been affected, to some extent,  by the lack of storm activity during the three most recent hurricane seasons in the coastal markets of Florida served by the Company.

Net sales of Other Window and Door Products were $15.4 million for the first quarter of 2010, an increase of $1.7 million, or 12.4%, from $13.7 million in net sales for the 2009 first quarter.  This increase was due to a 35% increase in sales into the repair and remodeling market as a result of our new vinyl non-impact product, SpectraGuard, launched in 2009.  Sales of this product were $1.9 million higher in the first quarter of 2010, compared to the prior year first quarter.  This was somewhat offset by a decrease in sales into the new construction market of 10% as well as a decrease in sales of curtain wall product of $0.9 million.

Gross margin

Gross margin was $11.3 million, or 27.9% of sales, for the first quarter of 2010, an increase of $1.4 million, or 14.4%, from $9.9 million, or 23.8% of sales, for the first quarter of 2009. The 2009 first quarter margin includes $1.4 million in restructuring costs.  Adjusting for these charges, gross margin was 27.1% in the first quarter of 2009.  The 0.8% increase in adjusted gross margin as a percent of sales is mainly a result of decreases in personnel related costs (2.7%) and a decrease in aluminum costs (0.8%), offset somewhat by decreased margins as a result of a change in mix and pricing (2.4%).  The negative impact derived from mix is a result of the increase in sales of our vinyl non-impact products which carry a contribution margin of 21%.  In comparison our various impact products, both aluminum and vinyl, have contribution margins that range from 40% to 55%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $11.9 million for the first quarter of 2010, a decrease of $3.1 million, from $15.0 million for the 2009 first quarter.  There were restructuring charges in selling, general and administrative expenses in the first quarter of 2009 of $1.6 million.  Adjusting for these charges, selling, general and administrative expenses were $13.4 million for the first quarter of 2009. The $1.5 million decrease in adjusted SG&A was mainly due to a $0.6 million decrease in personnel related costs, a $0.4 million decrease in marketing costs, $0.3 million in lower bad debt expense, and approximately $0.2 million of overall lower spending in other categories.  As a percentage of sales, SG&A expenses were 29.4% for the first quarter of 2010, compared to an adjusted 32.3% for the first quarter of 2009.

Interest expense, net

Interest expense, net was $1.5 million in the first quarter of 2010, a decrease of $0.1 million from $1.6 million for the first quarter of 2009.  The decrease was due to a lower level of debt during the first quarter of 2010 compared to the first quarter of 2009, partially offset by a higher interest rate on our debt during the first quarter of 2010 compared to the first quarter of 2009, as well as a write-off of deferred financing costs related to the $15.0 million prepayment made on March 17, 2010 of $0.1 million.

Other expense (income), net

There was other expense of less than $0.1 million in both the first quarters of 2010 and 2009.  The amounts in each quarter relate to the ineffective portions of aluminum hedges.

Income tax benefit

We had an effective tax rate of 0.0% in both the first quarters of 2010 and 2009 due to the full valuation allowances  that we apply to our deferred tax assets.  Changes in deferred tax assets and liabilities during the first quarter of 2010 and 2009 were offset by changes in the valuation allowance for deferred tax assets.  Excluding the change in the valuation allowance, the effective tax rate in the first  quarter of 2010 and 2009 would have been a tax benefit of 38.2% and 38.5%, respectively.

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

The rights offering was 90.0% subscribed resulting in the Company distributing 18,336,368 shares of its common stock, including 15,210,184 shares under the basic subscription privilege and 3,126,184 under the over-subscription privilege.  There were requests for 3,126,184 shares under the over-subscription privilege representing an allocation rate of 100% to each over-subscriber.  Of the 18,336,368 shares issued, 13,333,332 shares were issued to JLL Partners Fund IV (“JLL”) the Company’s majority shareholder, including 10,719,389 shares issued under the basic subscription privilege and 2,613,943 shares issued under the over-subscription privilege.  Prior to the rights offering, JLL held 18,758,934 shares, or 52.6%, of the Company’s outstanding common stock.  With the completion of the rights offering, JLL holds 59.4% of our outstanding common stock.

Net proceeds of $27.3 million from the rights offering were used to repay a portion of the outstanding indebtedness under our amended credit agreement in the amount of $15.0 million, and for general corporate purposes in the amount of $12.5 million.

Consolidated Cash Flows

Operating activities. Cash used in operating activities was $3.3 million in the first three months of 2010 compared to $2.8 million in the first three months of 2009. This is due to our use of cash related to working capital of $5.2 million, which more than offset our improved profitability of $4.6 million when compared to the first quarter of 2009.  The increase in working capital is mainly a result of a $3.2 million increase in accounts receivable, and a $1.5 million increase in inventory.  Both of these increases are due to our sequential quarter increase in sales to $40.5 million from $36.0 million in the fourth quarter of 2009.  Conversely, working capital did not experience a similar increase in the first quarter of 2009, as sequential quarter sales were down from $49.3 million in the fourth quarter of 2008.

Direct cash flows from operations for the first three months of 2010 and 2009 are as follows:

	Direct Cash Flows
	Three Months Ended
	April 3,	April 4,
(in millions)	2010	2009
Collections from customers	$38.4	$42.0
Other collections of cash	0.7	1.2
Disbursements to vendors	(26.2)	(24.7)
Personnel related disbursements	(14.9)	(19.0)
Debt service costs	(1.3)	(1.5)
Other cash activity, net	-	(0.8)

Cash used in operations	$(3.3)	$(2.8)

Other collections of cash in both the first three months of 2010 and 2009 primarily represent scrap aluminum sales, however the first three months of 2009 also include an insurance recovery of $0.7 million.  Other cash activity, net, in 2009 is primarily composed of cash settlements on effective aluminum hedges.

Days sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 44 days at April 3, 2010, and 41 days at January 2, 2010, compared to 42 days at April 4, 2009 and 37 days at December 29, 2007.  This increase in DSOs compared to last year is primarily the result of collection issues we have with three customers.  The gross amount of receivables from the three customers, at April 3, 2010, was $1.7 million, of which $1.2 million was reserved.  These customers are all on payment plans and are making payments pursuant to such plans.  Subsequent to April 3, 2010, we have received payments pursuant to these payment plans, and no individual customer owed the Company in excess of $0.6 million.  In the first three months of 2010, we received payments totalling $0.1 million pursuant to these plans.

Despite the 2.4% decrease in sales in the first three months of 2010, compared to the same period a year ago, inventory on hand as of April 3, 2010, increased $1.9 million compared to April 4, 2009.  Inventory turns during the first three months of 2010, decreased to 11.6 from 14.0 when compared to the first three months of 2009.  These changes are due to the fact that during the past twelve months we increased inventory $1.5 million for: (i) raw materials required to support new products launched in 2009; (ii) an increase in safety stocks on certain items to ensure an adequate supply was immediately available given a sudden increase in demand and our short lead-times; and (iii) certain raw materials being purchased from overseas suppliers in bulk supply.  Without these actions, inventory turns would have been 13.6 for the first three months of 2010.

We monitor and evaluate raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock.  Because all of our products are made-to-order, we have only a small amount of finished goods and work in process inventory.  Because of these factors, our inventories are not excessive, and we believe the value of such inventories will be realized through sale.

Investing activities. Cash used for investing activities was $0.3 million for the first three months of 2010, compared to cash used of $0.6 million for the first three months of 2009. The decrease of $0.3 million in cash used in investing activities was mainly due to a lower level of capital spending.

Financing activities. Cash provided by financing activities was $11.3 million in the first three months of 2010, compared to cash used of less than $0.1 million in the first three months of 2009.  The cash provided by financing activities in the first quarter of 2010, include the $27.3 million in net proceeds from the rights offering, offset by the $15.0 million term debt prepayment made on March 17, 2010, and the $0.9 million in debt amendment fees.

Capital Resources. On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $25 million revolving credit facility, having been reduced from $30 million as a result of the third amendment discussed below, and initially, a $205 million first lien term loan.  The second lien term loan was fully repaid with proceeds from our IPO in 2006.  The outstanding balance of the first lien term loan on April 3, 2010 was $53.0 million, a decrease of $15.0 million since the beginning of 2010 due to the prepayment discussed below.  During 2009, we prepaid $22.0 million of long-term debt with cash generated from operations and cash on hand.

On December 24, 2009, we announced that we entered into a third amendment to the credit agreement.  The amendment, among other things, provides a leverage covenant holiday for 2010, increases the maximum leverage amount for the first quarter of 2011 to 6.25 times (then dropping 0.25X per quarter from the second quarter until the end of the term), extends the due date on the revolver loan until the end of 2011, increases the applicable rate on any outstanding revolver loan by 25 basis points, and sets a base rate floor of 4.25%.  The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $17 million of the term loan under the credit agreement no later than March 31, 2010, of which no more than $2 million was permitted to come from cash on hand.  In December 2009, the Company used cash generated from operations to prepay $2 million of outstanding borrowings under the credit agreement.  Using proceeds from the 2010 rights offering, the Company made an additional prepayment of $15.0 million on March 17, 2010, bringing total prepayments of debt at that time to $17.0 million as required under the amended credit agreement. Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 50 basis points of the then outstanding balance of the term loan and the revolving commitment under the credit agreement of $100 million, the amendment became effective on March 17, 2010.  Fees paid to the administrative agent and lenders totaled $1.0 million.  Such fees are being amortized using the effective interest method over the remaining term of the credit agreement.

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

Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver under the senior secured credit facility, we believe we will have sufficient capital to meet our needs, including our capital expenditures and our debt obligations, in 2010.

We had $15.2 million of cash on hand as of April 3, 2010. While we are confident in our ability to continue to generate cash flow in this unprecedented downturn in the housing market and the economy, it is possible that we may use part of this cash to fund margin calls related to our forward contracts for aluminum if the price of aluminum falls to levels less than our positions.  Our credit facility includes a $25 million revolving credit facility of which $21.2 million was available as of April 3, 2010.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.  For the first three months of 2010, capital expenditures were $0.3 million, compared to $0.7 million for the first three months of 2009.  During 2008, 2009, and continuing into 2010, we reduced certain discretionary capital spending to conserve cash.  We expect to spend nearly $4.6 million on capital expenditures in 2010, including capital expenditures related to product line expansions targeted at increasing sales. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

Hedging.  We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production.  The Company enters into these contracts by trading on the London Metal Exchange (“LME”).  The Company trades on the LME using an international commodities broker that offers global access to all major markets.  The Company does not currently maintain a line of credit with its commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls.  Should the price of aluminum fall to a level which causes the Company to have a net liability position for open aluminum contracts, the Company is required to fund daily margin calls to cover the excess.

Contractual Obligations

Other than the debt payments as described in “Liquidity and Capital Resources” above, there have been no significant changes to our “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 2, 2010 as filed with the Securities and Exchange Commission on March 18, 2010.

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

We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended January 2, 2010 as filed with the Securities and Exchange Commission on March 18, 2010.  There have been no changes to our critical accounting policies during the first three months of 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at April 3, 2010, a one percentage-point increase (decrease) in interest rates would result in approximately $0.5 million of additional (reduced) interest costs annually.  As of April 3, 2010, we had no interest rate swaps or caps in place which means our debt is all adjustable-rate debt.

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process.  We entered into aluminum hedging instruments that settle at various times through the end of 2010 and cover approximately 57% of our anticipated needs during the remainder of  2010 at an average price of $0.93.  For forward contracts for the purchase of aluminum at April 3, 2010, a 10% decrease in the price of aluminum would decrease the fair value of our forward contacts of aluminum by $0.4 million. This calculation utilizes our actual commitment of 4.1 million pounds under contract (to be settled throughout 2010) and the market price of aluminum as of April 3, 2010, which was approximately $1.05 per pound.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 3, 2010.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  OTHER INFORMATION

None.

ITEM 5.  EXHIBITS

The following items are attached or incorporated herein by reference:

3.1
Amended and Restated Certificate of Incorporation of PGT, Inc., (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the Commission on March 18, 2010, Registration No. 000-52059)

3.2
Amended and Restated By-Laws of PGT, Inc., (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the Commission on March 18, 2010, Registration No. 000-52059)

4.1
Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2
Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

4.3
PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1*
Second Amended and Restated Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent

10.2
Amendment No. 3 to Second Amended and Restated Credit Agreement dated as of December 22, 2009 among PGT Industries, Inc., UBS AG, Stamford Branch, as administrative agent and the Lenders, as defined therein, further amending the Second Amended and Restated Credit Agreement dated as of February 14, 2006 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 22, 2009 filed with the Securities and Exchange Commission on December 23, 2009, Registration No. 000-52059)

10.3
Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.4
PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.5
Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6
PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 22, 2010, Registration No. 000-52059)

10.7
Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8
Form of Employment Agreement, dated February 20, 2009, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns and David B. McCutcheon (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.9
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10
Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.11
Market Alliance Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated February 27, 2009, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 27, 2009, filed with the Securities and Exchange Commission on March 5, 2009, Registration No. 000-52059)

10.12
Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.13 10.14
Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 1, 2008 filed with the Securities and Exchange Commission on May I, 2008, Registration No. 000-52059)
Sales Contract, effective as of April 1, 2010, by and between E. I. du Pont de Nemours and Company, through its Packaging & Industrial Polymers business and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 4, 2010 filed with the Securities and Exchange Commission on May 6, 2010, Registration No. 000-52059)

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

PGT, INC.
(Registrant)

Date: May 17, 2010	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: May 17, 2010	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1
Amended and Restated Certificate of Incorporation of PGT, Inc., (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the Commission on March 18, 2010, Registration No. 000-52059)

3.2
Amended and Restated By-Laws of PGT, Inc., (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the Commission on March 18, 2010, Registration No. 000-52059)

4.1
Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2
Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

4.3
PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1*
Second Amended and Restated Credit Agreement dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent

10.2
Amendment No. 3 to Second Amended and Restated Credit Agreement dated as of December 22, 2009 among PGT Industries, Inc., UBS AG, Stamford Branch, as administrative agent and the Lenders, as defined therein, further amending the Second Amended and Restated Credit Agreement dated as of February 14, 2006 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 22, 2009 filed with the Securities and Exchange Commission on December 23, 2009, Registration No. 000-52059)

10.3
Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.4
PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.5
Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6
PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 22, 2010, Registration No. 000-52059)

10.7
Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8
Form of Employment Agreement, dated February 20, 2009, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns and David B. McCutcheon (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.9
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10
Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.11
Market Alliance Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated February 27, 2009, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 27, 2009, filed with the Securities and Exchange Commission on March 5, 2009, Registration No. 000-52059)

10.12
Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.13 10.14
Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 1, 2008 filed with the Securities and Exchange Commission on May I, 2008, Registration No. 000-52059)
Sales Contract, effective as of April 1, 2010, by and between E. I. du Pont de Nemours and Company, through its Packaging & Industrial Polymers business and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 4, 2010 filed with the Securities and Exchange Commission on May 6, 2010, Registration No. 000-52059)

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