Form 10-Q
period 2010-07-03
PGT, Inc.
filed 2010-08-13
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
Yes ☑            No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Common Stock, $0.01 par value – 53,654,496 shares, as of July 29, 2010.

* Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net sales	$49,006	$46,867	$89,522	$88,381
Cost of sales	33,760	32,247	62,953	63,866

Gross margin	15,246	14,620	26,569	24,515

Selling, general and administrative expenses	13,904	12,541	25,833	27,552

Income (loss) from operations	1,342	2,079	736	(3,037)

Interest expense, net	1,264	1,737	2,738	3,315
Other (income) expense, net	-	-	(20)	6

Income (loss) before income taxes	78	342	(1,982)	(6,358)

Income tax expense	77	-	77	-

Net income (loss)	$1	$342	$(2,059)	$(6,358)

Net income (loss) per common share:
Basic	$0.00	$0.01	$(0.04)	$(0.18)

Diluted	$0.00	$0.01	$(0.04)	$(0.18)

Weighted average shares outstanding:
Basic	53,649	36,220	46,694	36,199

Diluted	54,334	36,601	46,694	36,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	July 3,	January 2,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,018	$7,417
Accounts receivable, net	17,882	14,213
Inventories	11,513	9,874
Deferred income taxes, net	622	622
Assets held for sale	700	-
Prepaid and other current assets	5,166	7,860

Total current assets	57,901	39,986

Property, plant and equipment, net	60,552	65,104
Intangible assets, net	64,530	67,522
Other assets, net	971	1,018

Total assets	$183,954	$173,630

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,773	$16,607
Current portion of long-term debt and capital lease obligations	247	105

Total current liabilities	17,020	16,712

Long-term debt and capital lease obligations	52,969	68,163
Deferred income taxes	17,937	17,937
Other liabilities	2,367	2,609

Total liabilities	90,293	105,421

Commitments and contingencies (Note 11)	-	-

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	-	-
Common stock; par value $.01 per share; 200,000 shares authorized; 53,690 and
35,672 shares issued and 53,654 and 35,303 shares outstanding at
July 3, 2010 and January 2, 2010, respectively	537	353
Additional paid-in-capital, net of treasury stock	269,724	241,682
Accumulated other comprehensive loss	(1,746)	(1,031)
Accumulated deficit	(174,854)	(172,795)

Total shareholders' equity	93,661	68,209

Total liabilities and shareholders' equity	$183,954	$173,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
\

	Six Months Ended
	July 3,	July 4,
	2010	2009
	(unaudited)

Cash flows from operating activities:
Net loss	$(2,059)	$(6,358)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,895	5,247
Amortization	2,992	2,785
Provision for allowances of doubtful accounts	603	1,107
Amortization of deferred financing costs	360	272
Stock-based compensation	973	385
Derivative financial instruments	-	6
(Gain) loss on disposal of assets	(2)	90
Change in operating assets and liabilities:
Accounts receivable	(5,083)	(1,123)
Inventories	(1,639)	70
Prepaid and other assets	3,406	861
Accounts payable, accrued and other liabilities	263	(1,127)

Net cash provided by operating activities	4,709	2,215

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,049)	(1,403)
Proceeds from sales of equipment	8	32
Net change in margin account for derivative financial instruments	(371)	2,197

Net cash (used in) provided by investing activities	(1,412)	826

Cash flows from financing activities:
Net proceeds from issuance of common stock	27,257	-
Payments of long-term debt	(15,000)	(8,000)
Payments of financing costs	(897)	-
Acquisition of treasury stock	(4)	(6)
Adjustment to proceeds from issuance of common stock	-	(6)
Payments of capital leases	(52)	(48)

Net cash provided by (used in) financing activities	11,304	(8,060)

Net increase (decrease) in cash and cash equivalents	14,601	(5,019)
Cash and cash equivalents at beginning of period	7,417	19,628
Cash and cash equivalents at end of period	$22,018	$14,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods.  Each of our Company’s fiscal quarters ended July 3, 2010 and July 4, 2009 consisted of 13 weeks.

The condensed consolidated balance sheet as of January 2, 2010 is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of January 2, 2010 and the unaudited condensed consolidated financial statements as of July 3, 2010, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 2, 2010 included in the Company’s most recent annual report on Form 10-K.  Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

NOTE 2.   RESTRUCTURINGS

On January 13, 2009, and March 10, 2009, we announced restructurings based on results of our continued analysis of target markets, internal structure, projected run-rate, and efficiency.  As a result of the restructurings, we recorded charges of $3.0 million in the condensed consolidated statement of operations for the six months ended July 4, 2009.  Of this amount $1.4 million is classified within cost of goods sold and $1.6 million is classified within selling, general and administrative expenses.  The charges related primarily to employee separation costs and were disbursed prior to the end of 2009.

We also announced restructurings on September 24, 2009 and November 12, 2009,  which were also a result of the continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The charges from these restructurings totaled $2.4 million, of which $0.1 million and $0.9 million was unpaid as of July 3, 2010, and January 2, 2010, respectively, and classified within accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The unpaid amount as of July 3, 2010 is expected to be disbursed in 2010.

The impact of all 2009 restructurings resulted in a decrease in our workforce of approximately 480 employees, and a total amount of restructuring charges of $5.4 million.

The following table provides information with respect to our accrual for restructuring costs:

Accrued Restructuring Costs	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended July 3, 2010:
2009 Restructurings	$238	$-	$(128)	$110
For the three months ended July 3, 2010	$238	$-	$(128)	$110

Three months ended July 4, 2009:
2009 Restructurings	$403	$-	$(322)	$81
For the three months ended July 4, 2009	$403	$-	$(322)	$81

Six months ended July 3, 2010:
2009 Restructurings	$898	$-	$(788)	$110
For the six months ended July 3, 2010	$898	$-	$(788)	$110

Six months ended July 4, 2009:
2009 Restructurings	$-	$3,002	$(2,921)	$81
For the six months ended July 4, 2009	$-	$3,002	$(2,921)	$81

NOTE 3.   WARRANTY

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

The following table provides information with respect to our warranty accrual:

	Beginning	Charged to			End of
Accrued Warranty	of Period	Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended July 3, 2010	$3,844	$734	$108	$(621)	$4,065

Three months ended July 4, 2009	$4,214	$584	$(75)	$(637)	$4,086

Six months ended July 3, 2010	$4,041	$1,343	$(42)	$(1,277)	$4,065

Six months ended July 4, 2009	$4,224	$1,414	$(125)	$(1,427)	$4,086

NOTE 4.   INVENTORIES

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited finished goods inventory since all products are custom, made-to-order products and usually ship upon completion. Finished goods inventory costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or market value.  Inventories consisted of the following:

	July 3,	January 2,
	2010	2010
	(in thousands)

Finished goods	$1,587	$954
Work in progress	301	259
Raw materials	9,625	8,661

	$11,513	$9,874

NOTE 5.   STOCK COMPENSATION EXPENSE

We record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We recorded compensation expense for stock based awards of  $0.9 million for the second quarter of 2010 and $0.2 million for the second quarter of 2009.   We recorded compensation expense for stock based awards of $1.0 million for the first half of 2010 and $0.4 million for the first half of 2009.  As of July 3, 2010, there was $4.6 million and $0.2 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of slightly less than three years.

On April 6, 2010, our stockholders approved, among other things, three items approved and recommended by our Board of Directors in March 2010 as follows:  the PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (the “Amended and Restated 2006 Equity Incentive Plan”);  an Equity Exchange; and a stock option exchange to eligible employees (“Issuer Tender Offer”).  The Board of Directors of the Company determined that, as a result of economic conditions which adversely affected the Company and the industry in which it competes, the options held by certain employees had exercise prices that were significantly above the current market price of the Company’s common stock and that the grants of replacement options would help retain and provide additional incentive to certain employees and better align their interests with those of the Company’s stockholders.

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

The options subject to the Issuer Tender Offer covered an aggregate of 409,143 shares of common stock of the Company and had an aggregate value of $0.2 million calculated using the Black-Scholes option pricing model.  The total amount of new stock options issued on April 6, 2010, pursuant to the Issuer Tender Offer was 409,143.  These options vest over five years with one-fifth vesting on each of the anniversary dates beginning April 6, 2011, and have an exercise price of $2.00, based on the NASDAQ market price of the underlying common stock on the close of business on April 5, 2010.

New Issuances

In April 2010,  we issued 1,401,376 options to certain directors and non-executive employees of the Company.  These options vest at various time periods through April 2015 and have a weighted average exercise price of $1.99 based on the NASDAQ market price of the underlying common stock on the close of business on the day the options were granted.

NOTE 6.  2010 RIGHTS OFFERING

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

NOTE 7.   NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents.

Due to the net losses in the six month periods presented herein, the dilutive effect of stock-based compensation plans is anti-dilutive.  There were 4,140,798 and 1,409,181 shares of common stock for the second quarter of 2010 and 2009  relating to stock option agreements excluded from the computation of diluted EPS in each period as their effect would have been anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company (weighted average common shares for 2009 have been restated to give effect to the 2010 rights offering):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Net income/(loss)	$1	$342	$(2,059)	$(6,358)

Weighted-average common shares - Basic	53,649	36,220	46,694	36,199
Add: Dilutive effect of stock compensation plans	685	381	-	-

Weighted-average common shares - Diluted	54,334	36,601	46,694	36,199

Net income/(loss) per common share:
Basic	$0.00	$0.01	$(0.04)	$(0.18)

Diluted	$0.00	$0.01	$(0.04)	$(0.18)

The 2010 rights offering closed with shares of stock being issued at a price lower than the fair value of the stock, which created a bonus element similar in nature to a stock dividend.  Accordingly, basic and diluted shares outstanding prior to the 2010 rights offering were restated to adjust the number of common shares outstanding immediately prior to the rights offering by the following factor: (fair value per share immediately prior to the exercise of the rights)/(theoretical ex-rights fair value per share). Theoretical ex-rights fair value per share was computed by adding the aggregate fair value of the shares immediately prior to the exercise of the rights to the proceeds expected from the exercise of the rights and dividing by the number of shares outstanding after the exercise of the rights.

Weighted average common shares were increased by approximately 1.0 million shares for the three and six months ended July 4, 2009 as a result of the bonus element in the 2010 rights offering.  However, rounded basic and diluted net loss per common share for the three and six months ended July 4, 2009, were unchanged.

NOTE 8.   INTANGIBLE ASSETS

Intangible assets are as follows:

			Original
	July 3,	January 2,	Useful Life
	2010	2010	(in years)
	(in thousands)
Intangible assets:
Trademarks	$44,400	$44,400	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(35,777)	(32,992)

Subtotal	19,923	22,708

Hurricane Technology	575	575	1.4
Less: Accumulated amortization	(368)	(161)
Subtotal	207	414

Intangible assets, net	$64,530	$67,522	9.9

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

No impairment test was conducted as of July 3, 2010.  Our annual test of trademarks, performed as of January 2, 2010, utilized a weighted average royalty rate of 4.0% and a discount rate of 17.0%.  Projected net sales used in the analysis were based on historical experience and a continuance of the recent decline in sales in the near future, followed by modest growth beginning in 2013.  As of January 2, 2010, the estimated fair value of the trademarks exceeded book value by approximately 3%, or $1.4 million.  We believe our projected sales are reasonable based on, among other things, reports from certain third-party agencies which project increases in single family housing starts in our target markets in 2010.  We also believe the royalty rate is appropriate and could improve over time based on market trends and information, including that which is set forth above.  The weighted average discount rate was based on current financial market trends and will remain dependent on such trends in the future.  Absent offsetting changes in other factors, a 1% increase in the discount rate will result in an impairment of $2.2 million.

Amortizable Intangible Assets

We perform an impairment test on our amortizable intangible assets anytime that impairment indicators exist.  Such assets include  our customer relationships asset and the intangible assets acquired in the Hurricane Window and Door acquisition on August 14, 2009.  We will continue to monitor and evaluate potential impairment indicators, including further decline in the housing market, which could result in impairment. No impairment has been taken during the first six months of 2010, or 2009.

The Hurricane Window and Door amortizable intangible assets consist of the right to use Hurricane’s design technology through the end of 2010 and the option to purchase the technology at any time through the end of 2010.

NOTE 9.   LONG-TERM DEBT

On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $25 million revolving credit facility, having been reduced from $30 million as a result of the third amendment discussed below, and initially, a $205 million first lien term loan.  The second lien term loan was fully repaid with proceeds from our IPO in 2006.  The outstanding balance of the first lien term loan on July 3, 2010 was $53.0 million, a decrease of $15.0 million since the beginning of 2010 due to the prepayment discussed below.  During 2009, we prepaid $22.0 million of long-term debt with cash generated from operations and cash on hand.  As of July 3, 2010, there was $21.5 million available under our $25 million revolving credit facility.

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

Contractual future maturities of long-term debt and capital leases as of July 3, 2010 are as follows (in thousands):

Remainder of 2010	$53
2011	529
2012	52,634

Total	$53,216

NOTE 10.   COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table shows the components of comprehensive (loss) income for the three and six month periods ended July 3, 2010 and July 4, 2009:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income (loss)	$1	$342	$(2,059)	$(6,358)

Other comprehensive (loss) income, net of taxes:
Change related to forward contracts for
aluminum, net of tax expense of $0 and $0
for the three month periods ended July 3, 2010
and July 4, 2009, respectively, and net of tax
expense of $0 and $0 for the six month periods
ended July 3, 2010 and July 4, 2009, respectively	(702)	1,478	(715)	1,897

Total comprehensive (loss) income	$(701)	$1,820	$(2,774)	$(4,461)

The following table shows the components of accumulated other comprehensive loss for the three and six month periods ended July 3, 2010 and July 4, 2009:

	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at April 3, 2010	$(1,509)	$465	$(1,044)
Changes in fair value	(572)	-	(572)
Reclassification to earnings	(130)	-	(130)
Tax effect	274	(274)	-
Balance at July 3, 2010	$(1,937)	$191	$(1,746)

	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at April 4, 2009	$(2,508)	$(1,039)	$(3,547)
Changes in fair value	380	-	380
Reclassification to earnings	1,098	-	1,098
Tax effect	(541)	541	-
Balance at July 4, 2009	$(1,571)	$(498)	$(2,069)

	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at January 2, 2010	$(1,501)	$470	$(1,031)
Changes in fair value	(504)	-	(504)
Reclassification to earnings	(211)	-	(211)
Tax effect	279	(279)	-
Balance at July 3, 2010	$(1,937)	$191	$(1,746)

	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at January 3, 2009	$(2,584)	$(1,382)	$(3,966)
Changes in fair value	(597)	-	(597)
Reclassification to earnings	2,494	-	2,494
Tax effect	(884)	884	-
Balance at July 4, 2009	$(1,571)	$(498)	$(2,069)

NOTE 11.  COMMITMENTS AND CONTINGENCIES

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

NOTE 12.  FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

Financial Instruments

Our financial instruments, not including derivative financial instruments discussed below, include cash, accounts receivable and accounts payable whose carrying amounts approximate their fair values due to their short-term nature.  Our financial instruments also include long-term debt.  Based on bid prices for our debt, the fair value of our long-term debt was approximately $48 million at July 3, 2010 and $51 million at January 2, 2010.

Derivative Financial Instruments

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum.

Guidance under the Financial Instruments topic of the Codification requires us to record our hedge contracts at fair value and consider our credit risk for contracts in a liability position, and our counter-parties’ credit risk for contracts in an asset position, in determining fair value.  We assess our counter-parties’ risk of non-performance when measuring the fair value of financial instruments in an asset position by evaluating their financial position, including cash on hand, as well as their credit ratings.  We assess our risk of non-performance when measuring the fair value of our financial instruments in a liability position by evaluating our credit ratings, our current liquidity including cash on hand and availability under our revolving credit facility as compared to the maturities of the financial liabilities.  In addition, we entered into an arrangement with our commodities broker that provides for, among other things, the close-out netting of exchange-traded transactions in the event of the insolvency of either party.

In 2009 we maintained a line of credit with our commodities broker. Beginning in 2010, we no longer maintain a line of credit to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls.  Should the price of aluminum fall to a level which causes us to switch to a liability position for open aluminum contracts, we would be required to fund daily margin calls to cover the excess.

At July 3, 2010, the fair value of our aluminum forward contracts was in a liability position of $0.2 million, however we had cash on hand with our brokers of $0.4 million, resulting in a net asset of $0.2 million.  We had 16 outstanding forward contracts for the purchase of 3.3 million pounds of aluminum at an average price of $0.95 per pound with maturity dates of between  one month and 12 months through June 2011.  We assessed the risk of non-performance of the counter-party to these contracts and recorded an immaterial adjustment to fair value as of July 3, 2010.  When margins calls are required, we net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis.  For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

The fair value of our aluminum hedges is classified in the accompanying consolidated balance sheets as follows (in thousands):

		July 3,	January 2,
Derivatives in a net asset position	Balance Sheet Location	2010	2010
Hedging instruments:
Aluminum forward contracts	Other Current Assets	$(175)	$512
Cash on deposit related to payments of margin calls	Other Current Assets	371	-

Total hedging instruments		$196	$512

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

	Fair Value Measurements at Reporting Date
	of Net Asset Using:

		Quoted	Significant
	July 3,	Prices in Active Markets	Other Observable Inputs	Significant Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Aluminum forward contracts	$(175)	$-	$(175)	$-
Cash on deposit related to payments of margin calls	371
Aluminum forward contracts, net asset	$196

		Quoted	Significant
	January 2,	Prices in Active Markets	Other Observable Inputs	Significnt Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Aluminum forward contracts	$512	$-	$512	$-
Cash on deposit related to payments of margin calls	-
Aluminum forward contracts, net asset	$512

Our aluminum hedges qualify as highly effective for reporting purposes.  For the three and six month periods ended July 3, 2010, and July 4, 2009,  the ineffective portion of the hedging instruments was not significant. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item.  At July 3, 2010, these contracts were designated as effective. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. For the three and six month periods ended July 3, 2010, and July 4, 2009, no amounts were reclassified to earnings because of the discontinuance of a cash flow hedge because it was probable that the original forecasted transaction would not occur. The ending accumulated balance related to the fair value of the aluminum forward contracts included in accumulated other comprehensive income, net of tax, is $0.2 million as of July 3, 2010 all of which is expected to be reclassified into earnings over the next twelve months.

The following represents the gains (losses) on derivative financial instruments for the three and six month periods ended July 3, 2010 and July 4, 2009,  and their classifications within the accompanying condensed consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	Three Months Ended			Three Months Ended
	Jul 3,	Jul 4,		Jul 3,	Jul 4,
	2010	2009		2010	2009

Aluminum contracts	$(572)	$380	Cost of sales	$130	$(1,098)

	Derivatives in Cash Flow Hedging Relationships
			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)

				Three Months Ended
				Jul 3,	Jul 4,
				2010	2009

Aluminum contracts			Other income or other expense	$-	$-

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	Six Months Ended			Six Months Ended
	Jul 3,	Jul 4,		Jul 3,	Jul 4,
	2010	2009		2010	2009

Aluminum contracts	$(504)	$(597)	Cost of sales	$191	$(2,494)

	Derivatives in Cash Flow Hedging Relationships
			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)

				Six Months Ended
				Jul 3,	Jul 4,
				2010	2009

Aluminum contracts			Other income or other expense	$20	$(6)

NOTE 13.  COLLABORATIVE ARRANGEMENT

In view of the risks and costs associated with developing new products and our desire to expand our markets by providing quality unitized curtain wall solutions to the commercial building industry, we entered into a collaborative arrangement with another company with extensive experience in sales, marketing, engineering and project management of unitized curtain wall solutions and in which costs, revenues and risks are shared. During the third quarter of 2009, this arrangement was terminated.  We were not the principal participant in this arrangement. Our obligation under this arrangement was to provide manufacturing expertise, including providing the operating entity with labor for assembly and fabrication of the unitized curtain wall units.  We earned revenues and incurred costs of sales and expenses from this activity based on the number of hours of labor provided in the production of materials used in the arrangement.  We also recorded a percentage of the joint operating activity’s profit or loss into revenue based on our percentage interest in the arrangement, which was insignificant.  Each collaborator’s interest was 50 percent.

The following table illustrates the income statement classification and amounts attributable to transactions arising from the collaborative arrangements between participants for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net sales	$-	$125	$-	$1,449
Cost of sales	-	(296)	-	(1,093)
Selling, general and administrative	-	(81)	-	(215)

NOTE 14. ASSETS HELD FOR SALE

In the first quarter of 2010, we entered into an agreement to list the Lexington, North Carolina facility for sale with an agent.  Due to current market conditions the expected time of disposal cannot be estimated. In December 2009, we recorded an impairment charge of $0.7 million to reflect a decline in the market value for this property.  We determined the fair value by obtaining recommendations of value from various local real estate agents and by reviewing data from comparable sales and leases executed in the recent past.

As of July 3, 2010, we reviewed the relevant factors affecting the value of this facility and determined that the value recorded at year end remains appropriate.  This facility’s fair value was determined using Level 2 inputs as follows:

	Fair Value Measurements at Reporting Date
	of Asset Using:

		Quoted	Significant
	July 3,	Prices in Active Markets	Other Observable Inputs	Significant Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Lexington Property	$700	$-	$700	$-

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

EXECUTIVE OVERVIEW

Sales and Operations

 On August 4, 2010, we issued a press release and held a conference call on August 5, 2010 to review the results of operations for our three months and six months ended July 3, 2010.  During the call, we also discussed current market conditions, and progress made regarding certain of our growth initiatives. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks. We are neither updating nor confirming that information.

For the second straight quarter, total housing starts increased year over year in our core market of Florida.  In the quarter, total starts were up 41% compared to the second quarter of 2009 on the strength of an increase in single family starts of 47%.  Also, second quarter 2010 single family starts increased 7% when compared to the first quarter of 2010. We are encouraged by these starts though we feel they were inflated somewhat by the tax incentives which expired on April 30, 2010.  This is evidenced by the fact that starts in the month of April were the highest in the quarter.

Other positive signs suggesting the beginning of a long-term recovery include:

•	A 25% increase in existing home sales compared to the second quarter of 2009 in our primary market of Florida, and
•	A decrease in home inventory levels compared to the second quarter of 2009 in certain primary market cities, including 22% in Miami and 13% in Tampa.

Our second quarter sales were up 4.6 percent when compared to the second quarter of 2009, which represents the first year over year sales growth since 2006.  While we are still experiencing difficult market conditions, we took the actions necessary to increase sales in new markets and with new products.

Our growth was driven by out of state sales, up 28 percent compared to prior year, or $1.7 million, and growth in Florida sales of 3 percent, or $1.1 million. These increases were offset, somewhat, by a decrease in sales into international markets which are down 28 percent from a year ago, or $700 thousand.  These markets are experiencing similar trends experienced in the United States over the past couple years.

With regard to new products, our SpectraGuard lines, with sales growing $0.8 million, lead our out of state growth.  Additionally, two new products had a positive impact on our Florida sales.   First, our new PremierVue line of high end vinyl impact products, contributed $1.1 million in additional sales. Second, our new vinyl non-impact replacement product specifically designed for the Florida market contributed $600 thousand in additional sales for the quarter.  These new product increases were offset somewhat by lower WinGuard sales, which were down in all territories by $1.7 million.

Sales into the repair and remodeling market were up 6% compared to the second quarter of 2009, and represented 76% of total sales for the quarter.  Sales into the repair and remodeling market represented 74% of total sales for the second quarter of 2009.

Sales into the new construction market were essentially flat compared to the second quarter of 2009, and represented only 24% of total sales for the quarter, compared to 26% of total sales for the second quarter of 2009. Although total housing starts for the first half of the year increased 40% year-over-year, we have not yet begun to realize the benefit of the increase because: (i) a significant portion of the increased new construction activity is occurring outside markets in which impact protection is mandated; and (ii) the vast majority of the increased housing activity, even activity in markets which require impact protection, is not commanding a price point which warrants impact windows.  However, our sales into the repair and remodeling market, which we have historically dominated with our WinGuard branded products, remain strong, and we are confident that we continue to take market-share in the overall passive impact market.

Lastly, we previously announced in a press release that we developed an R-5 impact-resistant window, the first in our industry.  R-5 windows have a U-factor of less than 0.22 and satisfy the requirements of the Department of Energy (DOE) R-5 program.  In addition, we also just received the DOE’s Energy Saver award for achieving more than 7.5% total energy savings within our own manufacturing process.  We are committed to driving down energy consumption while helping consumers cut their energy cost.

Liquidity and Cash Flow

As we entered into 2010 we announced another rights offering which closed on March 12, 2010.  This rights offering was 90% subscribed and generated $26.4 million of additional capital for our Company after fees and financing costs.  We used $15.0 million of the proceeds to further pay down our term debt and make our third amendment to our credit facility, which we entered into on December 24, 2009, effective.  This amendment further secures our position and provides more flexibility to focus on long-term strategic goals.  As of July 3, 2010, our net debt was $31 million.

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

On January 13, 2009, and March 10, 2009, we announced restructurings and recorded charges of $3.0 million in the condensed consolidated statement of operations for the six months ended July 4, 2009.  Of this amount, $1.4 million is classified within cost of goods sold and $1.6 million is classified within selling, general and administrative expenses.  The charges related primarily to employee separation costs and were disbursed prior to the end of 2009.

On September 24, 2009 and November 12, 2009,  we announced restructurings and recorded charges totaling $2.4 million, of which $0.1 million and $0.9 million was unpaid as of July 3, 2010, and January 2, 2010, respectively.  The remaining unpaid $0.1 million is classified within accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet as of July 3, 2010 and is expected to be disbursed in 2010.

The impact of all 2009 restructurings resulted in a decrease in our workforce of approximately 480 employees, and a total amount of restructuring charges of $5.4 million.

The following table provides information with respect to our accrual for restructuring costs:

Accrued Restructuring Costs	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended July 3, 2010:
2009 Restructurings	$238	$-	$(128)	$110
For the three months ended July 3, 2010	$238	$-	$(128)	$110

Three months ended July 4, 2009:
2009 Restructurings	$403	$-	$(322)	$81
For the three months ended July 4, 2009	$403	$-	$(322)	$81

Six months ended July 3, 2010:
2009 Restructurings	$898	$-	$(788)	$110
For the six months ended July 3, 2010	$898	$-	$(788)	$110

Six months ended July 4, 2009:
2009 Restructurings	$-	$3,002	$(2,921)	$81
For the six months ended July 4, 2009	$-	$3,002	$(2,921)	$81

Selected Financial Data

The following table presents financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.9%	68.8%	70.3%	72.3%
Gross margin	31.1%	31.2%	29.7%	27.7%
Selling, general and administrative expenses	28.4%	26.8%	28.9%	31.2%
Income (loss) from operations	2.7%	4.4%	0.8%	(3.5%)
Interest expense, net	2.5%	3.7%	3.0%	3.8%
Other expense (income), net	0.0%	0.0%	0.0%	0.0%
Income (loss) before income taxes	0.2%	0.7%	(2.2%)	(7.3%)
Income tax expense	0.2%	0.0%	0.1%	0.0%
Net income (loss)	0.0%	0.7%	(2.3%)	(7.3%)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 3, 2010 AND JULY 4, 2009

Net sales

Net sales were $49.0 million in the second quarter of 2010, which represented an increase of $2.1 million, or 4.6%, compared to the 2009 second quarter.  The following table shows net sales classified by major product category (sales in millions):

	Three Months Ended
	July 3, 2010		July 4, 2009
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$30.5	62.2%	$32.2	68.7%	(5.3%)
Other Window and Door Products	18.5	37.8%	14.7	31.3%	25.9%

Total net sales	$49.0	100.0%	$46.9	100.0%	4.6%

Net sales of WinGuard branded products were $30.5 million for the second quarter of 2010, a decrease of $1.7 million, or 5.3%, from $32.2 million in net sales for the 2009 second quarter. The decrease in sales of our WinGuard products was driven mainly by a 5% decline in sales into both the new home and repair and remodeling markets.  WinGuard sales have also been affected, to some extent,  by the lack of storm activity during the three most recent hurricane seasons in the coastal markets of Florida served by the Company.

Net sales of Other Window and Door Products were $18.5 million for the second quarter of 2010, an increase of $3.8 million, or 25.9%, from $14.7 million in net sales for the 2009 second quarter.  This increase was due mainly to the success of new products.  Sales of our new non-impact vinyl products launched over the past two years, including SpectraGuard, are up $1.4 million.  Also, sales of our new PremierVue products introduced in the third quarter of 2009, were $1.1 million.  Lastly, sales of our Architectural Systems products, sold into commercial and high rise buildings, increased $1.1 million over prior year.

Gross margin

Gross margin was $15.2 million, or 31.1% of sales, for the second quarter of 2010, an increase of $0.6 million, or 4.3%, from $14.6 million, or 31.2% of sales, for the second quarter of 2009. The 0.1% decrease in gross margin as a percent of sales is mainly a result of  a change in mix towards non-impact products (2.3%) which carry a contribution margin of 21%.  In comparison, our various impact products, both aluminum and vinyl, have contribution margins that range from 40% to 55%.   This decrease was mostly offset by the savings generated from cost savings initiatives (1.8%) and the impact of volume (0.3%).

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.9 million for the second quarter of 2010, an increase of $1.4 million, from $12.5 million for the 2009 second quarter.  The $1.4 million increase in SG&A was mainly due to a $0.7 million increase in non-cash stock compensation expense, $0.4 million related to a partial return of salary reduction each salaried employee took beginning in the second quarter of 2009, $0.2 million in increased fuel costs, and $0.1 million of overall higher spending in other categories.  As a percentage of sales, SG&A expenses were 28.4% for the second quarter of 2010, compared to 26.8% for the second quarter of 2009.

Interest expense, net

Interest expense, net was $1.3 million in the second quarter of 2010, a decrease of $473 thousand from $1.7 million for the second quarter of 2009.  The decrease was due to a lower level of debt during the second quarter of 2010 compared to the second quarter of 2009, partially offset by a higher average interest rate on our debt during the second quarter of 2010 compared to the second quarter of 2009.

Income tax expense

We recorded $77 thousand in tax expense during the quarter to true up the provision recorded at year end to the tax return as filed.  Absent that entry, we have an effective tax rate of 0.0% in both the second quarters of 2010 and 2009 due to the full valuation allowances that we apply to our deferred tax assets. Changes in deferred tax assets and liabilities during the second quarter of 2010 and 2009 were offset by changes in the valuation allowance for deferred tax assets.

RESULTS OF OPERATIONS FOR THE FIRST HALF ENDED JULY 3, 2010 AND JULY 4, 2009

Net sales

Net sales were $89.5 million in the first half of 2010, which represented an increase of $1.1 million, or 1.3%, compared to the first half of 2009.  The following table shows net sales classified by major product category (sales in millions):

	Six Months Ended
	July 3, 2010		July 4, 2009
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$55.6	62.1%	$60.0	67.9%	(7.3%)
Other Window and Door Products	33.9	37.9%	28.4	32.1%	19.4%

Total net sales	$89.5	100.0%	$88.4	100.0%	1.3%

Net sales of WinGuard branded products were $55.6 million for the first half of 2010, a decrease of $4.4 million, or 7.3%, from $60.0 million in net sales for the 2009 first half. The decrease in sales of our WinGuard products was driven mainly by a 20% decline in sales into the new home market.  Sales into the repair and remodeling market were also down 3% compared to the first half of 2009.  WinGuard sales have also been affected, to some extent,  by the lack of storm activity during the three most recent hurricane seasons in the coastal markets of Florida served by the Company.

Net sales of Other Window and Door Products were $33.9 million for the first half of 2010, an increase of $5.5 million, or 19.4%, from $28.4 million in net sales for the 2009 first half.  This increase was due mainly to the success of new products.  Sales of our new non-impact vinyl products launched over the past two years, including Spectraguard, are up $3.5 million.  Also, sales of our new PremierVue products introduced in the third quarter of 2009, were $1.7 million.

Gross margin

Gross margin was $26.6 million, or 29.7% of sales, for the first half of 2010, an increase of $2.1 million, or 8.4%, from $24.5 million, or 27.7% of sales, for the first half of 2009. The 2009 first half margin includes $1.4 million in restructuring costs.  Adjusting for these charges, gross margin was 29.3% in the first half of 2009.  The 0.4% increase in adjusted gross margin as a percent of sales is savings generated from cost savings initiatives (2.1%), offset somewhat by a shift in mix towards non impact products (1.7%) which carry a contribution margin of 21%.  In comparison our various impact products, both aluminum and vinyl, have contribution margins that range from 40% to 55%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $25.8 million for the first half of 2010, a decrease of $1.7 million, from $27.6 million for the 2009 first half.  There were restructuring charges in selling, general and administrative expenses in the first half of 2009 of $1.6 million.  Adjusting for these charges, selling, general and administrative expenses were $25.9 million for the first half of 2009. The $0.1 million decrease in adjusted SG&A was mainly due to a $0.6 million decrease in personnel related costs, $0.4 million in lower bad debt expense, offset by $0.6 million in additional non-cash stock compensation expense and approximately $0.2 million of overall higher spending in other categories.  As a percentage of sales, SG&A expenses were 28.9% for the first half of 2010, compared to 31.2% for the first half of 2009.  After adjusting for the restructuring costs in 2009, SG&A expenses were 29.4% of sales.

Interest expense, net

Interest expense, net was $2.7 million in the first half of 2010, a decrease of $0.6 million from $3.3 million for the first half of 2009.  The decrease was due to a lower level of debt during the first half of 2010 compared to the first half of 2009, partially offset by a higher interest rate on our debt during the first half of 2010 compared to the first half of 2009, as well as a write-off of deferred financing costs related to the $15.0 million prepayment made on March 17, 2010 of $0.1 million.

Other (income) expense, net

There was other (income) expense of less than $0.1 million in the first half of 2010 and the first half of 2009. The amounts in each period relate to the ineffective portions of aluminum hedges.

Income tax expense

We recorded $77 thousand in tax expense during the first half of 2010 to true up the provision recorded at year end to the tax return as filed.  Absent that entry, we have a effective tax rate of 0.0% in both the first half of 2010 and 2009 due to the full valuation allowances  that we apply to our deferred tax assets. Changes in deferred tax assets and liabilities during the first half 2010 and 2009 were offset by changes in the valuation allowance for deferred tax assets.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities was $4.7 million in the first half of 2010 compared to $2.2 million in the first half of 2009.  This is due to mainly to a decrease in the Company’s net loss of $4.3 million and the income tax refund received in 2010 of $3.7 million offset by use of cash related to increases in accounts receivable of $5.1 million.  This increase in accounts receivable is due to our increase in sales to $49.0 million in the second quarter of 2010 from $36.0 million in the fourth quarter of 2009.  Conversely, working capital did not experience a similar increase in the first half of 2009, as sales in the second quarter of 2009 were down to $46.9 million from $49.3 million in the fourth quarter of 2008.

Direct cash flows from operations for the first half of 2010 and 2009 are as follows:

	Direct Cash Flows
	Six Months Ended
	July 3,	July 4,
(in millions)	2010	2009
Collections from customers	$86.3	$88.0
Other collections of cash	1.2	1.6
Disbursements to vendors	(53.9)	(51.1)
Personnel related disbursements	(30.3)	(34.2)
Debt service costs	(2.3)	(3.1)
Other cash activity, net	3.7	1.0

Cash provided by operations	$4.7	$2.2

Other collections of cash in both the first half of 2010 and 2009 primarily represent scrap aluminum sales, however the first half of 2009 includes an insurance recovery of $0.7 million.  Other cash activity, net, in 2010 is primarily the income tax refund described above.  Other cash activity, net in 2009 is primarily composed of cash settlements on effective aluminum hedges.

Days sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 40 days at July 3, 2010, and 41 days at January 2, 2010, compared to 41 days at July 4, 2009 and 39 days at January 3, 2009.   The gross amount of receivables from three customers who are on payment plans, none of which owed the Company in excess of $0.6 million, was $1.7 million at July 3, 2010, of which $1.3 million was reserved.  These customers are all making payments pursuant to such plans.    In the first half of 2010, we received payments totalling $0.1 million pursuant to these plans.

With an increase in sales of 1.3% in the first half of 2010, compared to the same period a year ago, inventory on hand as of July 3, 2010, increased $2.3 million compared to July 4, 2009.  Inventory turns during the first half of 2010, decreased to 11.2 from 13.7 when compared to the first half of 2009.  These changes are due to the fact that during the past twelve months we increased inventory $1.5 million for: (i) raw materials required to support new products launched in 2009; (ii) an increase in safety stocks on certain items to ensure an adequate supply was immediately available given a sudden increase in demand and our short lead-times; and (iii) certain raw materials being purchased from overseas suppliers in bulk supply.  Without these actions, inventory turns would have been 13.0 for the first half of 2010.

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

Investing activities. Cash used for investing activities was $1.4 million for the first half of 2010, compared to cash provided by investing activities of $0.8 million for the first half of 2009. The decrease of $2.2 million of cash provided in investing activities was mainly due to a $2.6 million decrease of net cash received from our margin account with our commodities broker related to returns of previously funded margin calls and settlements of forward contracts for aluminum, partially offset by a $0.4 million decrease in capital expenditures in the first half of 2010 compared to 2009.

Financing activities. Cash provided by financing activities was $11.3 million in the first half of 2010, compared to cash used of $8.1 million in the first half of 2009.  The cash provided by financing activities in the first half of 2010, include the $27.3 million in net proceeds from the rights offering, partially offset by the $15.0 million term debt prepayment made on March 17, 2010, and the $0.9 million in debt amendment fees. In June 2009, we prepaid $8.0 million of our long-term debt.

Capital Resources. On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $25 million revolving credit facility, having been reduced from $30 million as a result of the third amendment discussed below, and initially, a $205 million first lien term loan.  The second lien term loan was fully repaid with proceeds from our IPO in 2006.  The outstanding balance of the first lien term loan on July 3, 2010 was $53.0 million, a decrease of $15.0 million since the beginning of 2010 due to the prepayment discussed below.  During 2009, we prepaid $22.0 million of long-term debt with cash generated from operations and cash on hand.

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

Based on our ability to generate cash flows from operations and our borrowing capacity under the revolving credit facility, we believe we will have sufficient capital to meet our needs, including our capital expenditures and our debt obligations, for the next twelve months.

We had $22.0 million of cash on hand as of July 3, 2010. While we are confident in our ability to continue to generate cash flow in this unprecedented downturn in the housing market and the economy, it is possible that we may use part of this cash to fund margin calls related to our forward contracts for aluminum if the price of aluminum falls to levels less than our hedged positions.  Our credit facility includes a $25 million revolving credit facility of which $21.5 million was available as of July 3, 2010.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.  For the first half of 2010, capital expenditures were $1.0 million, compared to $1.4 million for the first half of 2009.  During 2008, 2009, and continuing into 2010, we reduced certain discretionary capital spending to conserve cash.  We expect to spend nearly $4.6 million on capital expenditures in 2010, including capital expenditures related to product line expansions targeted at increasing sales. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

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

We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended January 2, 2010 as filed with the Securities and Exchange Commission on March 18, 2010.  There have been no changes to our critical accounting policies during the first half of 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at July 3, 2010, a one percentage-point increase (decrease) in interest rates, above our interest rate floor established in our credit agreement, would result in approximately $0.5 million of additional (reduced) interest costs annually.  As of July 3, 2010, we had no interest rate swaps or caps in place which means our debt is all adjustable-rate debt.

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process.  We entered into aluminum hedging instruments that settle at various times through June 2011, and cover approximately 63% of our anticipated needs during the remainder of 2010 at an average price of $0.96 per pound and 23% of our needs for the first half of 2011 at an average price of $0.91 per pound.  For forward contracts for the purchase of aluminum at July 3, 2010, a 10% decrease in the price of aluminum would decrease the fair value of our forward contracts of aluminum by $0.3 million. This calculation utilizes our actual commitment of 3.3 million pounds under contract (to be settled through June 2011) and the market price of aluminum as of July 3, 2010, which was approximately $0.88 per pound.

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

ITEM 4.  REMOVED AND RESERVED

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
Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 1, 2008 filed with the Securities and Exchange Commission on May 1, 2008, Registration No. 000-52059)
Sales Contract, effective as of April 1, 2010, by and between E. I. du Pont de Nemours and Company, through its Packaging & Industrial Polymers business and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 4, 2010 filed with the Securities and Exchange Commission on May 6, 2010, Registration No. 000-52059)

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

PGT, INC.
(Registrant)

Date: August 13, 2010	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: August 13, 2010	/s/ Jeffrey T. Jackson
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
Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 1, 2008 filed with the Securities and Exchange Commission on May 1, 2008, Registration No. 000-52059)
Sales Contract, effective as of April 1, 2010, by and between E. I. du Pont de Nemours and Company, through its Packaging & Industrial Polymers business and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 4, 2010 filed with the Securities and Exchange Commission on May 6, 2010, Registration No. 000-52059)

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