Form 10-Q
period 2010-10-02
PGT, Inc.
filed 2010-11-10
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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

Common Stock, $0.01 par value – 53,654,496 shares, as of October 2, 2010.

* Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net sales	$47,179	$41,616	$136,700	$129,997
Cost of sales	32,594	30,752	95,547	94,618

Gross margin	14,585	10,864	41,153	35,379

Selling, general and administrative expenses	13,580	12,642	39,413	40,194

Income (loss) from operations	1,005	(1,778)	1,740	(4,815)

Interest expense, net	1,212	1,735	3,950	5,050
Other expense (income), net	-	27	(20)	33

Loss before income taxes	(207)	(3,540)	(2,190)	(9,898)

Income tax (benefit) expense	-	(181)	77	(181)

Net loss	$(207)	$(3,359)	$(2,267)	$(9,717)

Net loss per common share:
Basic	$(0.00)	$(0.09)	$(0.05)	$(0.27)

Diluted	$(0.00)	$(0.09)	$(0.05)	$(0.27)

Weighted average shares outstanding:
Basic	53,654	36,282	49,014	36,227

Diluted	53,654	36,282	49,014	36,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	October 2,	January 2,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,178	$7,417
Accounts receivable, net	17,405	14,213
Inventories	11,210	9,874
Deferred income taxes, net	622	622
Assets held for sale	700	-
Prepaid and other current assets	5,488	7,860

Total current assets	60,603	39,986

Property, plant and equipment, net	59,760	65,104
Intangible assets, net	63,034	67,522
Other assets, net	784	1,018

Total assets	$184,181	$173,630

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,458	$16,607
Current portion of long-term debt and capital lease obligations	388	105

Total current liabilities	16,846	16,712

Long-term debt and capital lease obligations	52,802	68,163
Deferred income taxes	17,937	17,937
Other liabilities	2,019	2,609

Total liabilities	89,604	105,421

Commitments and contingencies (Note 11)	-	-

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	-	-
Common stock; par value $.01 per share; 200,000 shares authorized; 53,690 and
35,672 shares issued and 53,654 and 35,303 shares outstanding at
October 2, 2010 and January 2, 2010, respectively	537	353
Additional paid-in-capital, net of treasury stock	270,375	241,682
Accumulated other comprehensive loss	(1,274)	(1,031)
Accumulated deficit	(175,061)	(172,795)

Total shareholders' equity	94,577	68,209

Total liabilities and shareholders' equity	$184,181	$173,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	October 2,	October 3,
	2010	2009
	(unaudited)

Cash flows from operating activities:
Net loss	$(2,267)	$(9,717)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	7,049	7,858
Amortization	4,488	4,234
Provision for allowances of doubtful accounts	1,075	1,456
Amortization of deferred financing costs	551	472
Stock-based compensation	1,624	418
Derivative financial instruments	-	33
(Gain) loss on disposal of assets	(14)	83
Change in operating assets and liabilities:
Accounts receivable	(5,290)	15
Inventories	(1,336)	(1,713)
Prepaid and other assets	3,553	(65)
Accounts payable, accrued and other liabilities	(399)	(50)

Net cash provided by operating activities	9,034	3,024

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,411)	(1,835)
Acquisition of assets	-	(1,452)
Proceeds from sales of equipment	20	78
Net change in margin account for derivative financial instruments	(160)	3,736

Net cash (used in) provided by investing activities	(2,551)	527

Cash flows from financing activities:
Net proceeds from issuance of common stock	27,257	-
Payments of long-term debt	(15,000)	(20,000)
Payments of financing costs	(897)	-
Acquisition of treasury stock	(4)	(6)
Adjustment to proceeds from issuance of common stock	-	(6)
Payments of capital leases	(78)	(73)

Net cash provided by (used in) financing activities	11,278	(20,085)

Net increase (decrease) in cash and cash equivalents	17,761	(16,534)
Cash and cash equivalents at beginning of period	7,417	19,628
Cash and cash equivalents at end of period	$25,178	$3,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods.  Each of our Company’s fiscal quarters ended October 2, 2010 and October 3, 2009 consisted of 13 weeks.

The condensed consolidated balance sheet as of January 2, 2010 is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of January 2, 2010 and the unaudited condensed consolidated financial statements as of October 2, 2010, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 2, 2010 included in the Company’s most recent annual report on Form 10-K.  Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

NOTE 2.   RESTRUCTURINGS

On January 13, 2009, March 11, 2009 and September 24, 2009, we announced restructurings of the Company as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructurings resulted in an aggregate decrease in our workforce of approximately 325 employees and included employees at both our Venice, Florida and Salisbury, North Carolina locations.  As a result of the restructurings, we recorded restructuring charges totaling $0.9 million in the third quarter of 2009, of which $0.5 million is classified within cost of goods sold and $0.4 million is classified within selling, general and administrative expenses, and $3.9 million in the first nine months of 2009, of which $1.9 million is classified within cost of sales and $2.0 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended October 3, 2009.  The charges related primarily to employee separation costs.

We also announced a restructuring on November 12, 2009,  which was also a result of the continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The charges from this restructuring totaled $1.5 million, of which $5 thousand and $0.9 million remained unpaid as of October 2, 2010, and January 2, 2010, respectively, and are classified within accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The unpaid amount as of October 2, 2010 is expected to be disbursed in the fourth quarter of 2010.

The impact of all 2009 restructurings resulted in a decrease in our workforce of approximately 480 employees, and a total amount of restructuring charges of $5.4 million.

The following table provides information with respect to our accrual for restructuring costs:

Accrued Restructuring Costs	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended October 2, 2010:
2009 Restructurings	$110	$-	$(105)	$5
For the three months ended October 2, 2010	$110	$-	$(105)	$5

Three months ended October 3, 2009:
2009 Restructurings	$81	$903	$(406)	$578
For the three months ended October 3, 2009	$81	$903	$(406)	$578

Nine months ended October 2, 2010:
2009 Restructurings	$898	$-	$(893)	$5
For the nine months ended October 2, 2010	$898	$-	$(893)	$5

Nine months ended October 3, 2009:
2009 Restructurings	$-	$3,905	$(3,327)	$578
For the nine months ended October 3, 2009	$-	$3,905	$(3,327)	$578

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

The following table provides information with respect to our warranty accrual:

	Beginning	Charged to			End of
Accrued Warranty	of Period	Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended October 2, 2010	$4,065	$708	$10	$(684)	$4,099

Three months ended October 3, 2009	$4,086	$666	$50	$(655)	$4,147

Nine months ended October 2, 2010	$4,041	$2,051	$(32)	$(1,961)	$4,099

Nine months ended October 3, 2009	$4,224	$2,080	$(75)	$(2,082)	$4,147

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

	October 2,	January 2,
	2010	2010
	(in thousands)

Finished goods	$1,666	$954
Work in progress	311	259
Raw materials	9,233	8,661

	$11,210	$9,874

NOTE 5.   STOCK COMPENSATION EXPENSE

We record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We recorded compensation expense for stock based awards of  $0.7 million for the third quarter of 2010 and less than $0.1 million for the third quarter of 2009.   We recorded compensation expense for stock based awards of $1.6 million for the nine months ended October 2, 2010 and $0.4 million for the nine months ended October 3, 2009.  As of October 2, 2010, there was $3.9 million and $0.1 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 2.61 years.

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

•	allow the Company to offer to its employees the opportunity to tender certain outstanding equity awards for cancellation in exchange for the issuance of replacement stock options.

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

Due to the net losses in the three and nine month periods presented herein, the effect of stock-based compensation plans is anti-dilutive.  There were 6,676,708 and 1,357,230 shares of common stock for the third quarter of 2010 and 2009  relating to stock option agreements excluded from the computation of diluted EPS in each period as their effect would have been anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company (weighted average common shares for 2009 have been restated to give effect to the 2010 rights offering):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Net loss	$(207)	$(3,359)	$(2,267)	$(9,717)

Weighted-average common shares - Basic	53,654	36,282	49,014	36,227
Add: Dilutive effect of stock compensation plans	-	-	-	-

Weighted-average common shares - Diluted	53,654	36,282	49,014	36,227

Net loss per common share:
Basic	$(0.00)	$(0.09)	$(0.05)	$(0.27)

Diluted	$(0.00)	$(0.09)	$(0.05)	$(0.27)

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

Weighted average common shares were increased by approximately 1.0 million shares and rounded basic and diluted net loss per common share decreased by $0.01 per common share for the three and nine months ended October 3, 2009 as a result of the bonus element in the 2010 rights offering.

NOTE 8.   INTANGIBLE ASSETS

Intangible assets are as follows:

			Original
	October 2,	January 2,	Useful Life
	2010	2010	(in years)
	(in thousands)
Intangible assets:
Trademarks	$44,400	$44,400	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(37,169)	(32,992)

Subtotal	18,531	22,708

Hurricane Technology	575	575	1.4
Less: Accumulated amortization	(472)	(161)
Subtotal	103	414

Intangible assets, net	$63,034	$67,522	9.9

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

No impairment test was conducted as of October 2, 2010.  Our annual test of trademarks, performed as of January 2, 2010, utilized a weighted average royalty rate of 4.0% and a discount rate of 17.0%.  Projected net sales used in the analysis were based on historical experience and a continuance of the recent decline in sales in the near future, followed by modest growth beginning in 2013.  As of January 2, 2010, the estimated fair value of the trademarks exceeded book value by approximately 3%, or $1.4 million.  We believe our projected sales are reasonable based on, among other things, reports from certain third-party agencies which project increases in single family housing starts in our target markets in 2010.  We also believe the royalty rate is appropriate and could improve over time based on market trends and information, including that which is set forth above.  The weighted average discount rate was based on current financial market trends and will remain dependent on such trends in the future.  Absent offsetting changes in other factors, a 1% increase in the discount rate will result in an impairment of $2.2 million.

Amortizable Intangible Assets

We perform an impairment test on our amortizable intangible assets anytime that impairment indicators exist.  Such assets include  our customer relationships asset and the intangible assets acquired in the Hurricane Window and Door acquisition on August 14, 2009.  We will continue to monitor and evaluate potential impairment indicators, including further decline in the housing market, which could result in impairment. There has been no impairment during the first nine months of 2010, or the first nine months of 2009.

The Hurricane Window and Door amortizable intangible assets consist of the right to use Hurricane’s design technology through the end of 2010 and the option to purchase the technology at any time through the end of 2010.

NOTE 9.   LONG-TERM DEBT

On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $25 million revolving credit facility, having been reduced from $30 million as a result of the third amendment discussed below, and initially, a $205 million first lien term loan.  The second lien term loan was fully repaid with proceeds from our IPO in 2006.  The outstanding balance of the first lien term loan on October 2, 2010 was $53.0 million, a decrease of $15.0 million since the beginning of 2010 due to the prepayment discussed below.  During 2009, we prepaid $22.0 million of long-term debt with cash generated from operations and cash on hand.

On December 24, 2009, we announced that we entered into a third amendment to the credit agreement.  The amendment, among other things, provides a leverage covenant holiday for 2010, increases the maximum leverage amount for the first quarter of 2011 to 6.25 times (then dropping 0.25X per quarter starting in the second quarter until the end of the term), extends the due date on the revolver loan until the end of 2011, increases the applicable rate on any outstanding revolver loan by 25 basis points, and sets a base rate floor of 4.25%.  The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $17 million of the term loan under the credit agreement no later than March 31, 2010, of which no more than $2 million was permitted to come from cash on hand.  In December 2009, the Company used cash generated from operations to prepay $2 million of outstanding borrowings under the credit agreement.  Using proceeds from the 2010 rights offering, the Company made an additional prepayment of $15.0 million on March 17, 2010, bringing total prepayments of debt at that time to $17.0 million.  Fees paid to the administrative agent and lenders totaled $1.0 million.  Such fees are being amortized using the effective interest method over the remaining term of the credit agreement.  Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, the amendment became effective on March 17, 2010.

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

As of October 2, 2010, there was $21.6 million available under our $25 million revolving credit facility.  Contractual future maturities of long-term debt and capital leases as of October 2, 2010 are as follows (in thousands):

Remainder of 2010	$27
2011	529
2012	52,634

Total	$53,190

NOTE 10.   COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of comprehensive income (loss) for the three and nine month periods ended October 2, 2010 and October 3, 2009:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net loss	$(207)	$(3,359)	$(2,267)	$(9,717)

Other comprehensive income (loss), net of taxes:
Change related to forward contracts for
aluminum, net of tax expense of $0 for
each of the three and nine month periods
ended October 2, 2010 and October 3, 2009	472	1,502	(243)	3,399

Total comprehensive income (loss)	$265	$(1,857)	$(2,510)	$(6,318)

The following table shows the components of accumulated other comprehensive loss for the three and nine month periods ended October 2, 2010 and October 3, 2009:

	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at July 3, 2010	$(1,937)	$191	$(1,746)
Changes in fair value	429	-	429
Reclassification to earnings	43	-	43
Tax effect	(184)	184	-
Balance at October 2, 2010	$(1,649)	$375	$(1,274)

	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at July 4, 2009	$(1,571)	$(498)	$(2,069)
Changes in fair value	846	-	846
Reclassification to earnings	656	-	656
Tax effect	(470)	470	-
Balance at October 3, 2009	$(539)	$(28)	$(567)

	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at January 2, 2010	$(1,501)	$470	$(1,031)
Changes in fair value	(75)	-	(75)
Reclassification to earnings	(168)	-	(168)
Tax effect	95	(95)	-
Balance at October 2, 2010	$(1,649)	$375	$(1,274)

	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at January 3, 2009	$(2,584)	$(1,382)	$(3,966)
Changes in fair value	249	-	249
Reclassification to earnings	3,150	-	3,150
Tax effect	(1,354)	1,354	-
Balance at October 3, 2009	$(539)	$(28)	$(567)

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

NOTE 12.  FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

Financial Instruments

Our financial instruments, not including derivative financial instruments discussed below, include cash, accounts receivable and accounts payable whose carrying amounts approximate their fair values due to their short-term nature.  Our financial instruments also include long-term debt.  Based on bid prices for our debt, the fair value of our long-term debt was approximately $50 million at October 2, 2010 and $51 million at January 2, 2010.

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

At October 2, 2010, the fair value of our aluminum forward contracts was in an asset position of $269,000, and we had cash on hand with our brokers of $160,000, resulting in a net asset of $429,000.  We had 12 outstanding forward contracts for the purchase of 2.3 million pounds of aluminum at an average price of $0.94 per pound with maturity dates of between one month and nine months through June 2011.  We assessed the risk of non-performance of the counter-party to these contracts and recorded an immaterial adjustment to fair value as of October 2, 2010.  When margins calls are required, we net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis.  For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

The fair value of our aluminum hedges is classified in the accompanying consolidated balance sheets as follows (in thousands):

		October 2,	January 2,
Derivatives in a net asset position	Balance Sheet Location	2010	2010
Hedging instruments:
Aluminum forward contracts	Other Current Assets	$269	$512
Cash on deposit related to payments of margin calls	Other Current Assets	160	-

Total hedging instruments		$429	$512

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

		Fair Value Measurements at Reporting Date
		of Net Asset Using:
		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	October 2,	Active Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Aluminum forward contracts	$269	$-	$269	$-
Cash on deposit related to payments of margin calls	160
Aluminum forward contracts, net asset	$429

		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	January 2,	Active Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Aluminum forward contracts	$512	$-	$512	$-
Cash on deposit related to payments of margin calls	-
Aluminum forward contracts, net asset	$512

Our aluminum hedges qualify as highly effective for reporting purposes.  For the three and nine month periods ended October 2, 2010, and October 3, 2009,  the ineffective portion of the hedging instruments was not significant. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item.  At October 2, 2010, these contracts were designated as effective. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. For the three and nine month periods ended October 2, 2010, and October 3, 2009, no amounts were reclassified to earnings because of the discontinuance of a cash flow hedge because it was probable that the original forecasted transaction would not occur. The ending accumulated balance related to the fair value of the aluminum forward contracts included in accumulated other comprehensive income, net of tax, is $0.3 million as of October 2, 2010 all of which is expected to be reclassified into earnings over the next twelve months.

The following represents the gains (losses) on derivative financial instruments for the three and nine month periods ended October 2, 2010 and October 3, 2009, and their classifications within the accompanying condensed consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	Three Months Ended			Three Months Ended
	October 2,	October 3,		October 2,	October 3,
	2010	2009		2010	2009

Aluminum contracts	$429	$846	Cost of sales	$(43)	$(656)

	Derivatives in Cash Flow Hedging Relationships
			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)

				Three Months Ended
				October 2,	October 3,
				2010	2009

Aluminum contracts			Other income or other expense	$-	$(27)

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	Nine Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2010	2009		2010	2009

Aluminum contracts	$(75)	$249	Cost of sales	$148	$(3,150)

	Derivatives in Cash Flow Hedging Relationships
			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)

				Nine Months Ended
				October 2,	October 3,
				2010	2009

Aluminum contracts			Other income or other expense	$20	$(33)

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

The following table illustrates the income statement classification and amounts attributable to transactions arising from the collaborative arrangements between participants for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net sales	$-	$-	$-	$1,449
Cost of sales	-	-	-	(1,093)
Selling, general and administrative	-	-	-	(215)

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

As of October 2, 2010, we reviewed the relevant factors affecting the value of this facility and determined that the value recorded at year end remains appropriate. This facility’s fair value was determined using Level 2 inputs as follows:

Fair Value Measurements at Reporting Date
of Asset Using:
		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	October 2,	Active Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
(in thousands)

Lexington Property	$ 700	$ -	$ 700	$ -

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

EXECUTIVE OVERVIEW

Sales and Operations

 On November 3, 2010, we issued a press release and held a conference call on November 4, 2010 to review the results of operations for our three months and nine months ended October 2, 2010.  During the call, we also discussed current market conditions and progress made regarding certain of our growth initiatives. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks. We are neither updating nor confirming that information.

While we are still experiencing difficult market conditions, we took the actions necessary to increase sales in new markets and with new products.

Our third quarter sales were up 13.4 percent when compared to the third quarter of 2009, which represents our second consecutive quarter with year over year sales growth.

Our growth was driven by our core market of Florida, whose sales were up 18.5% compared to the third quarter of 2009. We saw increases in Florida in both our aluminum and vinyl product categories, and in both impact and non-impact products.  This increase was partially offset by a decrease in out of state sales of 5.8% or $0.4 million.  Our international markets sales were flat with prior year.

WinGuard sales for the third quarter increased $3.7 million compared to the third quarter of 2009 due in part to the success of our new door launched last fall, for which we received Window and Door Magazine’s 2010 Crystal Achievement Award for Most Innovative Door.  Additionally, many replacement customers took advantage of tax credits offered and this drove an increase of $1.3 million in vinyl WinGuard sales into Florida.  Our vinyl non-impact sales continue to expand, up $1.2 million, including $700 thousand in sales of the new replacement window designed for the Florida market launched in 2009.  Finally, sales of PremierVue,  introduced in the third quarter of 2009, were up $0.8 million.

Sales into the repair and remodeling market were up 19% compared to the third quarter of 2009 and represented 75% of total sales for the quarter.  Sales into the repair and remodeling market represented 73% of total sales for the third quarter of 2009.

Sales into the new construction market were essentially flat compared to the third quarter of 2009 and represented only 25% of total sales for the quarter, compared to 27% of total sales for the third quarter of 2009.

Housing starts in Florida increased 15% compared to the third quarter of 2009, driven by an increase in multi-family starts.  However, single family starts were essentially flat with starts from a year ago and lower than the second quarter of 2010 by 17%, due in part to  expiring tax incentives and continued economic uncertainty.

Liquidity and Cash Flow

As we entered into 2010 we announced another rights offering which closed on March 12, 2010.  This rights offering was 90% subscribed and generated $26.4 million of additional capital for our Company after fees and financing costs.  We used $15.0 million of the proceeds to further pay down our term debt and make our third amendment to our credit facility, which we entered into on December 24, 2009, effective.  This amendment further secures our position and provides more flexibility to focus on long-term strategic goals.  As of October 2, 2010, our net debt was $27.8 million.

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

On January 13, 2009, March 11, 2009 and September 24, 2009, we announced restructurings of the Company as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructurings resulted in an aggregate decrease in our workforce of approximately 325 employees and included employees at both our Venice, Florida and Salisbury, North Carolina locations.  As a result of the restructurings, we recorded restructuring charges totaling $0.9 million in the third quarter of 2009, of which $0.5 million is classified within cost of goods sold and $0.4 million is classified within selling, general and administrative expenses, and $3.9 million in the first nine months of 2009, of which $1.9 million is classified within cost of sales and $2.0 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended October 3, 2009.  The charges related primarily to employee separation costs.

On November 12, 2009,  we announced a restructuring and recorded charges totaling $1.5 million, of which $5 thousand and $0.9 million remained unpaid as of October 2, 2010, and January 2, 2010, respectively.  The remaining unpaid amount is classified within accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet as of October 2, 2010 and is expected to be disbursed in the fourth quarter of 2010.

The impact of all 2009 restructurings resulted in a decrease in our workforce of approximately 480 employees, and a total amount of restructuring charges of $5.4 million.

The following table provides information with respect to our accrual for restructuring costs:

Accrued Restructuring Costs	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended October 2, 2010:
2009 Restructurings	$110	$-	$(105)	$5
For the three months ended October 2, 2010	$110	$-	$(105)	$5

Three months ended October 3, 2009:
2009 Restructurings	$81	$903	$(406)	$578
For the three months ended October 3, 2009	$81	$903	$(406)	$578

Nine months ended October 2, 2010:
2009 Restructurings	$898	$-	$(893)	$5
For the nine months ended October 2, 2010	$898	$-	$(893)	$5

Nine months ended October 3, 2009:
2009 Restructurings	$-	$3,905	$(3,327)	$578
For the nine months ended October 3, 2009	$-	$3,905	$(3,327)	$578

Selected Financial Data

The following table presents financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.1%	73.9%	69.9%	72.8%
Gross margin	30.9%	26.1%	30.1%	27.2%
Selling, general and administrative expenses	28.8%	30.4%	28.8%	30.9%
Income (loss) from operations	2.1%	(4.3%)	1.3%	(3.7%)
Interest expense, net	2.5%	4.2%	2.9%	3.9%
Other expense (income), net	0.0%	0.1%	0.0%	0.0%
Loss before income taxes	(0.4%)	(8.6%)	(1.6%)	(7.6%)
Income tax (benefit) expense	0.0%	(0.4%)	0.1%	(0.1%)
Net loss	(0.4%)	(8.2%)	(1.7%)	(7.5%)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 2, 2010 AND OCTOBER 3, 2009

Net sales

Net sales were $47.2 million in the third quarter of 2010, which represented an increase of $5.6 million, or 13.4%, compared to the 2009 third quarter.  The following table shows net sales classified by major product category (sales in millions):

	Three Months Ended
	October 2, 2010		October 3, 2009
	Sales	% of Net Sales	Sales	% of Net Sales	% change
Product category:
WinGuard Windows and Doors	$29.9	63.3%	$26.2	63.0%	14.1%
Other Window and Door Products	17.3	36.7%	15.4	37.0%	12.3%

Total net sales	$47.2	100.0%	$41.6	100.0%	13.4%

Net sales of WinGuard branded products were $29.9 million for the third quarter of 2010, an increase of $3.7 million, or 14.1%, from $26.2 million in net sales for the 2009 third quarter. The increase in sales of our WinGuard products was driven mainly by the success of our new door launched last fall and an increase in our vinyl WinGuard sales.  Sales of WinGuard branded products into the repair and remodeling market and the new home market have increased 17% and 5%, respectively, over the prior year.

Net sales of Other Window and Door Products were $17.3 million for the third quarter of 2010, an increase of $1.9 million, or 12.3%, from $15.4 million in net sales for the 2009 third quarter.  This increase was due mainly to the success of new products.  Sales of our new non-impact vinyl products launched over the past two years, including SpectraGuard, are up $1.2 million.  Also, sales of our new PremierVue products introduced in the third quarter of 2009, were up $0.8 million.

Gross margin

Gross margin was $14.6 million, or 30.9% of sales, for the third quarter of 2010, an increase of $3.7 million, or 34.3%, from $10.9 million, or 26.1% of sales, for the third quarter of 2009. The 2009 third quarter margin includes $0.5 million in restructuring costs.  Adjusting for these charges, gross margin was 27.4% in the third quarter of 2009.  The 3.5% increase in adjusted gross margin as a percent of sales is largely due to the increase in sales allowing us to increase our leverage on fixed costs (2.8%), savings generated from cost savings initiatives (2.0%), and a decrease in aluminum cost of (0.2%).  Partially offsetting these increases in gross margin was a shift to non-impact products (1.7%) which carry a contribution margin of approximately 21%.  In comparison, our various impact products, both aluminum and vinyl, have contribution margins that range from 40% to 55%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.6 million for the third quarter of 2010 an increase from $12.6 million for the 2009 third quarter.   The 2009 third quarter included $0.4 million in restructuring costs.  Excluding the restructuring costs from the third quarter of 2009, SG&A expenses increased $1.3 million mainly due to a $0.6 million increase in non-cash stock compensation expense, $0.4 million in other employee related expenses, and $0.3 million of overall higher spending in other categories.  As a percentage of sales, SG&A expenses excluding restructuring costs were 28.8% for the third quarter of 2010, compared to 29.5% for the third quarter of 2009.

Interest expense, net

Interest expense, net was $1.2 million in the third quarter of 2010, a decrease of $0.5 million from $1.7 million for the third quarter of 2009.  The decrease was due to a lower level of debt during the third quarter of 2010 compared to the third quarter of 2009.

Other expense (income), net

There was no other expense (income)  in the quarter ended 2010.  For the quarter ended 2009 other expense (income) was less than $0.1 million and relates to the ineffective portions of aluminum hedges.

Income tax (benefit) expense

We had an effective tax rate of a benefit of 5.1% for the third quarter of 2009.  The benefit results from an adjustment relating to the amendment of a prior year tax return.  Absent that entry, we have an effective tax rate of 0.0% in both the third quarters of 2010 and 2009 due to the full valuation allowances that we apply to our deferred tax assets. Changes in deferred tax assets and liabilities during the third quarter of 2010 and 2009 were offset by changes in the valuation allowance for deferred tax assets.

RESULTS OF OPERATIONS FOR THE FIRST NINE MONTHS ENDED OCTOBER 2, 2010 AND OCTOBER 3, 2009

Net sales

Net sales were $136.7 million in the first nine months of 2010, which represented an increase of $6.7 million, or 5.2%, compared to the first nine months of 2009.  The following table shows net sales classified by major product category (sales in millions):

	Nine Months Ended
	October 2, 2010		October 3, 2009
	Sales	% of Net Sales	Sales	% of Net Sales	% change
Product category:
WinGuard Windows and Doors	$85.5	62.5%	$86.2	66.3%	(0.8%)
Other Window and Door Products	51.2	37.5%	43.8	33.7%	16.9%

Total net sales	$136.7	100.0%	$130.0	100.0%	5.2%

Net sales of WinGuard branded products were $85.5 million for the first nine months of 2010, a decrease of $0.7 million, or 0.8%, from $86.2 million in net sales for the 2009 first nine months. The decrease in sales of our WinGuard products was driven mainly by a 12% decline in sales into the new home market.  Sales into the repair and remodeling market have increased 3% compared to the first nine months of 2009.

Net sales of Other Window and Door Products were $51.2 million for the first nine months of 2010, an increase of $7.4 million, or 16.9%, from $43.8 million in net sales for the 2009 first nine months.  This increase was due mainly to the success of new products.  Sales of our new non-impact vinyl products launched over the past two years, including Spectraguard, are up $5.4 million.  Also, sales of our new PremierVue products introduced in the third quarter of 2009, increased $2.6 million.

Gross margin

Gross margin was $41.2 million, or 30.1% of sales, for the first nine months of 2010, an increase of $5.8 million, or 16.3%, from $35.4 million, or 27.2% of sales, for the first nine months of 2009. The 2009 first nine months margin includes $1.9 million in restructuring costs.  Adjusting for these charges, gross margin was 28.7% in the first nine months of 2009.  The 1.4% increase in adjusted gross margin as a percent of sales is savings generated from cost savings initiatives (2.1%), the increase in sales allowing us to increase our leverage on fixed costs (0.9%) and a decrease in aluminum cost of (0.4%).  Partially offsetting these increases in gross margin was a shift to non-impact products (2.0%) which carry a contribution margin of approximately 21%.  In comparison our various impact products, both aluminum and vinyl, have contribution margins that range from 40% to 55%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $39.4 million for the first nine months of 2010, a decrease of $0.8 million, from $40.2 million for the 2009 first nine months.  There were restructuring charges in selling, general and administrative expenses in the first nine months of 2009 of $2.0 million.  Adjusting for these charges, selling, general and administrative expenses were $38.2 million for the first nine months of 2009. The $1.2 million increase over adjusted SG&A was mainly due to an increase of $1.2 million in non-cash stock compensation expense.  As a percentage of sales, SG&A expenses were 28.8% for the first nine months of 2010, compared to 30.9% for the first nine months of 2009.  After adjusting for the restructuring costs in 2009, SG&A expenses were 29.4% of sales.

Interest expense, net

Interest expense, net was $4.0 million in the first nine months of 2010, a decrease of $1.1 million from $5.1 million for the first nine months of 2009.  The decrease was due to a lower level of debt during the first nine months of 2010 compared to the first nine months of 2009, partially offset by a higher interest rate on our debt during the first nine months of 2010 compared to the first nine months of 2009 as a result of our amended credit agreement, as well as a write-off of deferred financing costs related to the $15.0 million prepayment made on March 17, 2010 of $0.1 million.

Other expense (income), net

There was other expense (income), net of less than $0.1 million in the first nine months of 2010 and the first nine months of 2009. The amounts in each period relate to the ineffective portions of aluminum hedges.

Income tax (benefit) expense

We recorded $77 thousand in tax expense during the first nine months of 2010 to adjust the provision recorded at year end to the tax return as filed.   We had an effective tax rate of a benefit of 1.8% for the first nine months of 2009.  The benefit results from certain adjustments relating to the amendment of a prior year tax return.  Absent these entries, we had an effective tax rate of 0.0% in both the first nine months of 2010 and 2009 due to the full valuation allowances that we apply to our deferred tax assets. Changes in deferred tax assets and liabilities during the first nine months of 2010 and 2009 were offset by changes in the valuation allowance for deferred tax assets.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities was $9.0 million in the first nine months of 2010 compared to $3.0 million in the first nine months of 2009.  This is due mainly to a decrease in the Company’s net loss of $7.5 million and the income tax refund received in 2010 of $3.7 million offset by use of cash related to increases in accounts receivable of $5.3 million.  This increase in accounts receivable is due to our increase in sales to $47.2 million in the third quarter of 2010 from $36.0 million in the fourth quarter of 2009.  Conversely, working capital did not experience a similar increase in the first nine months of 2009, as sales in the third quarter of 2009 were down to $41.6 million from $49.3 million in the fourth quarter of 2008.

Direct cash flows from operations for the first nine months of 2010 and 2009 are as follows:

	Direct Cash Flows
	Nine Months Ended
	October 2,	October 3,
(in millions)	2010	2009
Collections from customers	$134.2	$130.8
Other collections of cash	1.9	2.1
Disbursements to vendors	(81.4)	(77.4)
Personnel related disbursements	(46.0)	(48.8)
Debt service costs	(3.3)	(4.6)
Other cash activity, net	3.6	0.9

Cash provided by operations	$9.0	$3.0

Other collections of cash in both the first nine months of 2010 and 2009 primarily represent scrap aluminum sales, however the first nine months of 2009 also includes an insurance recovery of $0.7 million.  Other cash activity, net, in 2010 is primarily an income tax refund.  Other cash activity, net in 2009 is primarily composed of cash settlements on effective aluminum hedges.

Days sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 42 days at October 2, 2010, and 41 days at January 2, 2010, compared to 44 days at October 3, 2009 and 39 days at January 3, 2009.

The gross amount of receivables from two customers who are on payment plans, neither of which owed the Company in excess of $0.6 million, was $1.1 million at October 2, 2010, of which $0.7 million was reserved.  These customers are making payments pursuant to such plans.    In the first nine months of 2010, we received payments totalling $0.1 million pursuant to these plans.

During the quarter ended October 2, 2010, a third customer who was previously on a payment plan failed to make payments pursuant to such plan and another large customer declared bankruptcy.  The total owed to the Company by these two customers was $1.0 million as of October 2, 2010, all of which is reserved.

Inventory on hand as of October 2, 2010, is relatively flat as compared to October 3, 2009.  Inventory turns during the third quarter of 2010 decreased to 11.4 from 11.8 when compared to the third quarter of 2009.

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

Investing activities. Cash used for investing activities was $2.6 million for the first nine months of 2010, compared to cash provided by investing activities of $0.5 million for the first nine months of 2009. The decrease of $3.1 million of cash provided in investing activities was mainly due to a decrease of net cash received from our margin account with our commodities broker related to returns of previously funded margin calls and settlements of forward contracts for aluminum.  In addition, capital expenditures increased by $0.6 million in the first nine months of 2010 compared to 2009.   We used $1.5 million in cash for investing activities for the Hurricane acquisition in the third quarter of 2009.

Financing activities. Cash provided by financing activities was $11.3 million in the first nine months of 2010, compared to cash used of $20.1 million in the first nine months of 2009.  The cash provided by financing activities in the first nine months of 2010, include the $27.3 million in net proceeds from the rights offering, partially offset by the $15.0 million term debt prepayment made on March 17, 2010, and the $0.9 million in debt amendment fees. In the first nine months of 2009, we prepaid $20.0 million of our long-term debt.

Capital Resources. On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $25 million revolving credit facility, having been reduced from $30 million as a result of the third amendment discussed below, and initially, a $205 million first lien term loan.  The second lien term loan was fully repaid with proceeds from our IPO in 2006.  The outstanding balance of the first lien term loan on October 2, 2010 was $53.0 million, a decrease of $15.0 million since the beginning of 2010 due to the prepayment discussed below.  During 2009, we prepaid $22.0 million of long-term debt with cash generated from operations and cash on hand.

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

We had $25.2 million of cash on hand as of October 2, 2010. While we are confident in our ability to continue to generate cash flow in this unprecedented downturn in the housing market and the economy, it is possible that we may use part of this cash to fund margin calls related to our forward contracts for aluminum if the price of aluminum falls to levels less than our hedged positions.  Our credit facility includes a $25 million revolving credit facility of which $21.6 million was available as of October 2, 2010.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.  For the first nine months of 2010, capital expenditures were $2.4 million, compared to $1.8 million for the first nine months of 2009.  During 2008, 2009, and continuing into 2010, we reduced certain discretionary capital spending to conserve cash.  We expect to spend nearly $4.1 million on capital expenditures in 2010, including capital expenditures related to product line expansions targeted at increasing sales. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

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

We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended January 2, 2010 as filed with the Securities and Exchange Commission on March 18, 2010.  There have been no changes to our critical accounting policies during the first nine months of  2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at October 2, 2010, a one percentage-point increase (decrease) in interest rates, above our interest rate floor established in our credit agreement, would result in approximately $0.5 million of additional (reduced) interest costs annually.  As of October 2, 2010, we had no interest rate swaps or caps in place which means our debt is all adjustable-rate debt.

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process.  We entered into aluminum hedging instruments that settle at various times through June 2011, and cover approximately 64% of our anticipated needs during the remainder of 2010 at an average price of $0.97 per pound and 23% of our needs for the first half of 2011 at an average price of $0.91 per pound.  For forward contracts for the purchase of aluminum at October 2, 2010, a 10% decrease in the price of aluminum would decrease the fair value of our forward contracts of aluminum by $0.2 million. This calculation utilizes our actual commitment of 2.3 million pounds under contract (to be settled through June 2011) and the market price of aluminum as of October 2, 2010, which was approximately $1.06 per pound.

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

10.14	Sales Contract, effective as of April 1, 2010, by and between E. I. du Pont de Nemours and Company, through its Packaging & Industrial Polymers business and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 4, 2010 filed with the Securities and Exchange Commission on May 6, 2010, Registration No. 000-52059)
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
*         Filed herewith.
**         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: November 10, 2010	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: November 10, 2010	/s/ Jeffrey T. Jackson
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

10.14	Sales Contract, effective as of April 1, 2010, by and between E. I. du Pont de Nemours and Company, through its Packaging & Industrial Polymers business and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 4, 2010 filed with the Securities and Exchange Commission on May 6, 2010, Registration No. 000-52059)
31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
*         Filed herewith.
**         Furnished herewith.