Form 10-K
period 2011-01-01
PGT, Inc.
filed 2011-03-21
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

       The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 2, 2010 was approximately $47,543,175 based on the closing price per share on that date of $2.47 as reported on the NASDAQ Global Market.

       The number of shares of the registrant’s common stock, par value $0.01, outstanding as of March 11, 2011 was 53,670,135.

DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Company’s Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PGT, INC.

PART I

Item 1.	BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

        Description of the Company

We are the leading U.S. manufacturer and supplier of residential impact-resistant windows and doors and pioneered the U.S. impact-resistant window and door industry. Our impact-resistant products, which are marketed under the WinGuard®, PremierVue ™ and PGT Architectural Systems brand names, combine heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris by maintaining their structural integrity and preventing penetration by impacting objects. Impact-resistant windows and doors satisfy stringent building codes in hurricane-prone coastal states and provide an attractive alternative to shutters and other “active” forms of hurricane protection that require installation and removal before and after each storm. Combining the impact resistance of WinGuard with our insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs.  We also manufacture non-impact resistant products in both aluminum and vinyl frames including our SpectraGuard ™ line of products.  Our current market share in Florida, which is the largest U.S. impact-resistant window and door market, is significantly greater than that of any of our competitors.

The geographic regions in which we currently operate include the Southeastern U.S., Gulf Coast, Coastal mid-Atlantic, the Caribbean, Central America and Canada. We distribute our products through multiple channels, including over 1,300 window distributors, building supply distributors, window replacement dealers and enclosure contractors. This broad distribution network provides us with the flexibility to meet demand as it shifts between the residential new construction and repair and remodeling end markets.

We operate manufacturing facilities in North Venice, Florida and in Salisbury, North Carolina, which produce fully-customized windows and doors. We are vertically integrated with glass tempering and laminating facilities in both states, which provide us with a consistent source of impact-resistant laminated glass, shorter lead times, and lower costs relative to third-party sourcing.

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida manufacturing facilities.  This consolidation is expected to be completed during the second quarter of 2011.  We believe transitioning to a centralized location will optimize our manufacturing capacity and logistics, positioning us to be a stronger company with focus on growing our share within our core wind-borne debris market areas.

We also own a facility in Lexington, North Carolina that is vacant and beginning in January 2010 was marketed for sale.  In January 2011, we accepted an offer to sell our Lexington, North Carolina facility contingent upon certain conditions.   We expect the sale of the Lexington, North Carolina facility to close in the second quarter of 2011.

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

Aluminum. We offer a complete line of fully customizable, non-impact-resistant aluminum frame windows and doors. These products primarily target regions with warmer climates, where aluminum is often preferred due to its ability to withstand higher structural loads. Adding our insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs.

Vinyl. We offer a complete line of fully customizable, non-impact-resistant vinyl frame windows and doors where the energy-efficient characteristics of vinyl frames are critical. In early 2008, we introduced a new line of energy efficient vinyl windows for new construction with wood-like aesthetics, such as brick-mould frames, wood-like trim detail and simulated divided lights. In early 2009, we added a line of vinyl replacement windows with the same superior energy performance and wood-like detail and branded the product lines as SpectraGuard.  These Energy-Star rated windows also met the qualifications for the 30/30 federal tax credit.  In 2010 we introduced a SpectraGuard vinyl window line with the same Energy-Star ratings and wood-like aesthetics  designed and targeted to meet  the needs of the Florida market.

PremierVue.  Introduced in the Fall of 2009, PremierVue is a complete line of impact-resistant vinyl window products that are tailored for the mid to high end of the replacement market, primarily targeting single and multi-family homes and low to mid-rise condominiums in Florida and other coastal regions of the Southeastern U.S. Combining structural strength and energy efficiency, these products are designed for flexibility in today’s market, offering both laminated and laminated-insulated impact-resistant glass options. PremierVue’s large test sizes and high design pressures, combined with vinyl’s inherent thermal efficiency, make these products truly unique in the window and door industry.

Architectural Systems. Similar to WinGuard, Architectural Systems products are impact-resistant, offering protection from hurricane-force winds and wind-borne debris for mid- and high-rise buildings rather than single family homes.

Eze-Breeze. Eze-Breeze non-glass vertical and horizontal sliding panels for porch enclosures are vinyl-glazed, aluminum-framed products used for enclosing screened-in porches that provide protection from inclement weather.

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

Our Customers

We have a highly diversified customer base that is comprised of over 1,300 window distributors, building supply distributors, window replacement dealers and enclosure contractors.  Our largest customer accounts for approximately 5% of net sales and our top ten customers account for approximately 18% of net sales. Our sales are comprised of residential new construction and home repair and remodeling end markets, which represented approximately 25% and 75% of our sales, respectively, during 2010.  This compares to 27% and 73% in 2009.

We do not supply our products directly to homebuilders but believe demand for our products is also a function of our relationships with a number of national homebuilders, which we believe are strong.

Materials and Supplier Relationships

Our primary manufacturing materials include aluminum and vinyl extrusions, glass, ionoplast, and polyvinyl butyral. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice.  All of our materials are typically readily available from other sources. Aluminum and vinyl extrusions accounted for approximately 44% of our material purchases during fiscal year 2010. Sheet glass, which is sourced from two major national suppliers, accounted for approximately 18% of our material purchases during fiscal year 2010. Sheet glass that we purchase comes in various sizes, tints, and thermal properties. Polyvinyl butyral and ionoplast, which are both used as inner layer in laminated glass, accounted for approximately 16% of our material purchases during fiscal year 2010.

Backlog

As of January 1, 2011, backlog was $8.2 million compared to $8.5 million at January 2, 2010.  Our backlog consists of orders that we have received from customers that have not yet shipped, and we expect that substantially all of our current backlog will be recognized as sales in the first quarter of 2011.

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

Manufacturing

Our primary manufacturing facility is located in Florida where we produce fully-customized products. The manufacturing process typically begins in one of our glass plants where we cut, temper and laminate sheet glass to meet specific requirements of our customers’ orders.  On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida manufacturing facilities.  For additional information see Footnote 4 in Item 8 “Financial Statements and Supplementary Data” in this Form 10-K.

Glass is transported to our window and door assembly lines in a make-to-order sequence where it is combined with an aluminum or vinyl frame. These frames are also fabricated to order, as we start with a piece of extruded material that we cut and shape into a frame that fits our customers’ specifications. After an order has been completed, it is immediately staged for delivery on our trucking fleet and shipped within an average of 48 hours of completion.

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

The principal methods of competition in the window and door industry are the development of long-term relationships with window and door dealers and distributors, and the retention of customers by delivering a full range of high-quality products on time while offering competitive pricing and flexibility in transaction processing. Trade professionals such as contractors, homebuilders, architects and engineers also engage in direct interaction and look to the manufacturer for training and education of product and code. Although some of our competitors may have greater geographic scope and access to greater resources and economies of scale than do we, our leading position in the U.S. impact-resistant window and door market and the high quality of our products position us well to meet the needs of our customers.

Environmental Considerations

Although our business and facilities are subject to federal, state, and local environmental regulation, environmental regulation does not have a material impact on our operations, and we believe that our facilities are in material compliance with such laws and regulations.

Employees

As of February 17, 2011, we employed approximately 1,200 people, none of whom were represented by a union. We believe that we have good relations with our employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Our domestic and international net sales for the three years ended January 1, 2011, January 2, 2010 and January 3, 2009 are as follows (in thousands):

	Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009

Domestic	$167.8	$156.5	$205.9
International	7.9	9.5	12.7
	$175.7	$166.0	$218.6

AVAILABLE INFORMATION

Our Internet address is www.pgtindustries.com. Through our Internet website under “Financial Information” in the Investors section, we make available free of charge, as soon as reasonably practical after such information has been filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Also available through our Internet website under “Corporate Governance” in the Investors section are our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers. We are not including this or any other information on our website as a part of, nor incorporating it by reference into this Form 10-K, or any of our other SEC filings. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

Item 1A.   RISK FACTORS

We are subject to regional and national economic conditions. The unprecedented decline in the economy in Florida and throughout the United States could continue to negatively affect demand for our products which has had, and which could continue to have, an adverse impact on our sales and results of operations.

The new home construction and repair and remodeling markets have declined. Beginning in the second half of 2006, we saw a significant slowdown in the Florida housing market.  This slowdown continued during 2007 through 2009.  Like many building material suppliers in the industry, we have been and will continue to be faced with a challenging operating environment due to this decline in the housing market.  Specifically, new single family housing permits in Florida decreased by 47% in 2008 and 30% in 2009, each as compared to the prior year, and remained at historically low levels in 2010.  Beginning in the third quarter of 2008, we began to see a decrease in consumer spending for repair and remodeling projects as credit tightened and many homeowners lost substantial equity in their homes.  The resulting decline in new home and repair and remodeling construction levels by our customers has decreased demand for our products which has had, and which could continue to have, an adverse impact on our sales and results of operations.

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

Transportation costs represent a significant part of our cost structure. Although prices decreased significantly in the fourth quarter of 2008 and stabilized somewhat in 2009 they began to increase again in late 2010.  The increase in fuel prices in 2008 had a negative effect on our distribution costs.  Another rapid and prolonged increase in fuel prices may significantly increase our costs and have an adverse impact on our results of operations.

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

Our operating results are substantially dependent on sales of our WinGuard branded line of products. A majority of our net sales are, and are expected to continue to be, derived from the sales of our WinGuard branded line of products. Accordingly, our future operating results will depend on the demand for WinGuard products by current and future customers, including additions to this product line that are subsequently introduced. If our competitors release new products that are superior to WinGuard products in performance or price, or if we fail to update WinGuard products with any technological advances that are developed by us or our competitors or introduce new products in a timely manner, demand for our products may decline. A decline in demand for WinGuard products as a result of competition, technological change or other factors could have a material adverse effect on our ability to generate sales, which would negatively affect results of operations.

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

Our industry is competitive, and competition may increase as our markets grow or as more states adopt or enforce building codes that require impact-resistant products. The window and door industry is highly competitive. We face significant competition from numerous small, regional producers, as well as certain national producers. Any of these competitors may (i) foresee the course of market development more accurately than do we, (ii) develop products that are superior to our products, (iii) have the ability to produce similar products at a lower cost, or (iv) adapt more quickly to new technologies or evolving customer requirements than do we. Additionally, new competitors may enter our industry, and larger existing competitors may increase their efforts and devote substantially more resources to expand their presence in the impact-resistant market.  If we are unable to compete effectively, demand for our products may decline.

In addition, while we are skilled at creating finished impact-resistant and other window and door products, the materials we use can be purchased by any existing or potential competitor. New competitors can enter our industry, and existing competitors may increase their efforts in the impact-resistant market. Furthermore, if the market for impact-resistant windows and doors continues to expand, larger competitors could enter or expand their presence in the market and may be able to compete more effectively. Finally, we may not be able to maintain our costs at a level for us to compete effectively. If we are unable to compete effectively, demand for our products and our profitability may decline.

Our business is currently concentrated in one state. Our business is concentrated geographically in Florida. In fiscal year 2010, approximately 81% of our sales were generated in Florida,  a state in which new single family housing permits remain at historically low levels. Our recent announcement to consolidate operations into a single manufacturing location to optimize our manufacturing capacity and logistics was based, in part, on our belief that a focused approach to growing our share within our core wind-borne debris markets in Florida, from the Gulf Coast to the mid-Atlantic, and certain international markets, will maximize value and return.  However, such a focus may further concentrate our business, and a continued or prolonged decline in the economy of the state of Florida or of certain coastal regions, a change in state and local building code requirements for hurricane protection, or any other adverse condition in the state or certain coastal regions, could cause a decline in the demand for our products, which could have an adverse impact on our sales and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments. As of January 1, 2011, our indebtedness under our first lien term loan was $50.0 million. All of our debt was at a variable interest rate. In the event that interest rates rise, our interest expense would increase. A 1.0% increase in interest rates above our established floor would result in approximately $0.5 million of additional interest expense annually.

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

A continuation of the downturn in our markets could adversely impact our credit agreement which comes due and payable in February 2012.  As of January 1, 2011, we had $50.2 million of outstanding indebtedness. As noted elsewhere in this report, we have experienced a significant deterioration in the various markets in which we compete. A continued significant deterioration in these markets may adversely impact our ability to meet certain covenants under our credit agreement.   Additionally, our indebtedness comes due and payable in February 2012.  If we are unable to refinance this indebtedness on satisfactory terms, we may be required to dedicate a more substantial portion of our operating cash flows to our indebtedness, which may limit our flexibility in planning for, or reacting to, changes in our business or investing in our growth.

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

Failure to Realize All of the Anticipated Benefits of the Consolidation of our Operations.  The success of our recently announced consolidation of operations into our facilities in Florida will depend, in large part, on our ability to realize the anticipated benefits and cost savings from integrating the manufacturing and other operations from our Florida and North Carolina locations.  If we are not able to successfully integrate the operations of the two locations, the anticipated benefits and cost savings of the consolidation may not be realized fully or at all or may take longer to realize than expected.  Additionally, we may not be able to timely serve the needs of our customers, and this could have an adverse impact on our sales and results of operations.

The nature of our business exposes us to product liability and warranty claims. We are, from time to time, involved in product liability and product warranty claims relating to the products we manufacture and distribute that, if adversely determined, could adversely affect our financial condition, results of operations, and cash flows. In addition, we may be exposed to potential claims arising from the conduct of homebuilders and home remodelers and their sub-contractors. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, we may not be able to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company.

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

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at January 1, 2011, we have no material weaknesses in our internal controls over financial reporting, we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the NASDAQ Stock Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

The controlling position of an affiliate of JLL Partners limits the ability of our minority stockholders to influence corporate matters. An affiliate of JLL Partners owned 59.8% of our outstanding common stock as of January 1, 2011. Accordingly, such affiliate of JLL Partners has significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a transaction such as a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a transaction or change of control would benefit minority stockholders. In addition, this concentrated control limits the ability of our minority stockholders to influence corporate matters, and such affiliate of JLL Partners, as a controlling stockholder, could approve certain actions, including a going-private transaction, without approval of minority stockholders, subject to obtaining any required approval of our board of directors for such transaction. As a result, the market price of our common stock could be adversely affected.

The controlling position of an affiliate of JLL Partners exempts us from certain Nasdaq corporate governance requirements. Although we have satisfied all applicable Nasdaq corporate governance rules, for so long as an affiliate of JLL Partners continues to own more than 50% of our outstanding shares, we will continue to avail ourselves of the Nasdaq Listing Rule 5615(c) “controlled company” exemption that applies to companies in which more than 50% of the stockholder voting power is held by an individual, a group, or another company. This rule grants us an exemption from the requirements that we have a majority of independent directors on our board of directors and that we have independent directors determine the compensation of executive officers and the selection of nominees to the board of directors. However, we intend to comply with such requirements in the event that such affiliate of JLL Partners’ ownership falls to or below 50%.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

 The following properties were held and used as of January 1, 2011:

	Manufacturing	Support	Storage
	(in square feet)
Owned:
Main Plant and Corporate Office, North Venice, FL	348,000	15,000	-
Glass termpering and laminating, North Venice, FL	80,000	-	-
Insulated Glass, North Venice, FL	42,000	-	-
PGT Wellness Center, North Venice, FL	-	3,600	-
Manufacturing Facility Salisbury, NC	379,000	14,000	-

Leased:
James Street Storage, Venice, FL	-	-	15,000
Endeavor Court, Nokomis, FL	-	2,300	-
Endeavor Court, Nokomis, FL	-	6,100	-
Fleet Maintenance Building, North Venice, FL	-	16,000	-
	849,000	57,000	15,000

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida plant.  This consolidation is expected to be completed during the second quarter of 2011.

We also own a facility in Lexington, North Carolina that is vacant and, beginning in January 2010, was marketed for sale.  In January 2011, we accepted an offer to sell our Lexington, North Carolina facility contingent upon certain conditions.   We expect the sale of the Lexington, North Carolina facility to close in the second quarter of 2011.

Our leases listed above expire between November 2011 and January 2016.   Each of the leases provides for a fixed annual rent. The leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

All of our owned properties secure borrowings under our first lien credit agreement. We believe all of these operating facilities are adequate in capacity and condition to service existing customer needs.

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

Our Common Stock has been traded on the NASDAQ Global Market ® under the symbol “PGTI”. On March 10, 2011, the closing price of our Common Stock as reported on the NASDAQ Global Market was $2.25. The approximate number of stockholders of record of our Common Stock on that date was 48, although we believe that the number of beneficial owners of our Common Stock is substantially greater.

The table below sets forth the price range of our Common Stock during the periods indicated.

	High	Low
2010 1st Quarter	$2.39	$1.50
2nd Quarter	$3.70	$1.87
3rd Quarter	$2.76	$1.90
4th Quarter	$2.70	$2.02

2009 1st Quarter	$1.50	$0.80
2nd Quarter	$2.88	$1.20
3rd Quarter	$3.19	$1.50
4th Quarter	$2.85	$2.00

Dividends

We do not pay a regular dividend. Any determination relating to dividend policy will be made at the discretion of our board of directors. The terms of our senior secured credit facility governing our notes currently restrict our ability to pay dividends.

Unregistered Sales of Equity Securities

None.

Performance Graph

The following graphs compare the percentage change in PGT, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the Standard & Poor’s Building Products Index and the NASDAQ Composite Index over the period from June 27, 2006 (the date we became a public company) to January 1, 2011.

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*
AMONG PGT, INC., THE NASDAQ COMPOSITE INDEX,
AND THE S&P BUILDING PRODUCTS INDEX

	6/27/2006	6/06	9/06	12/30/2006	3/07	6/07	9/07	12/29/2007
PGT, Inc.	100.00	112.86	100.43	90.36	85.71	78.07	78.07	56.64
S&P Building Products	100.00	102.51	96.65	105.41	106.85	114.67	114.67	95.04
NASDAQ Composite	100.00	103.42	107.53	115.00	115.30	123.95	123.95	128.63

	3/08	6/08	9/08	1/3/2009	4/09	6/09	9/09	1/2/2010
PGT, Inc.	21.21	22.71	23.29	8.43	10.71	11.71	19.71	14.93
S&P Building Products	98.60	83.05	94.71	58.76	40.44	46.04	63.88	72.91
NASDAQ Composite	108.52	109.18	99.60	75.09	76.61	86.83	97.17	109.17

	4/10	7/10	9/10	1/1/2011
PGT, Inc.	13.50	17.64	16.43	17.50
S&P Building Products	81.94	56.80	58.13	66.84
NASDAQ Composite	114.39	99.60	112.88	126.31

* $100 invested on 6/27/2006 in stock or in index-including reinvestment of dividends for 54 months ending January 1, 2011.

Item 6.	SELECTED FINANCIAL DATA
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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
Consolidated Selected Financial Data	January 1,	January 2,	January 3,	December 29,	December 30,
(in thousands except per share data)	2011	2010	2009	2007	2006

Net sales	$175,741	$166,000	$218,556	$278,394	$371,598
Cost of sales	125,403	121,622	150,277	187,389	229,867

Gross margin	50,338	44,378	68,279	91,005	141,731
Impairment charges(1)	5,561	742	187,748	826	1,151
Stock compensation expense(2)	-	-	-	-	26,898
Selling, general and administrative
expenses	54,091	51,902	63,109	77,004	86,219

(Loss) income from operations	(9,314)	(8,266)	(182,578)	13,175	27,463
Interest expense	5,123	6,698	9,283	11,404	28,509
Other (income) expense, net(3)	(19)	37	(40)	692	(178)

(Loss) income before income taxes	(14,418)	(15,001)	(191,821)	1,079	(868)
Income tax expense (benefit)	77	(5,584)	(28,789)	456	101

Net (loss) income	$(14,495)	$(9,417)	$(163,032)	$623	$(969)

Net (loss) income per common share:
Basic	$(0.29)	$(0.26)	$(5.08)	$0.02	$(0.04)
Diluted	$(0.29)	$(0.26)	$(5.08)	$0.02	$(0.04)
Weighted average shares outstanding:
Basic(4)	50,174	36,241	32,104	29,163	22,656
Diluted(4)	50,174	36,241	32,104	30,207	22,656

Other financial data:
Depreciation	$9,180	$10,435	$11,518	$10,418	$9,871
Amortization	6,028	5,731	5,570	5,570	5,742

	As Of	As Of	As Of	As Of	As Of
	January 1,	January 2,	January 3,	December 29,	December 30,
	2011	2010	2009	2007	2006
Balance Sheet data:
Cash and cash equivalents	$22,012	$7,417	$19,628	$19,479	$36,981
Total assets	169,119	173,630	200,617	407,865	442,794
Total debt, including current portion	50,163	68,268	90,366	130,000	165,488
Shareholders’ equity	83,042	68,209	74,185	210,472	205,206

(1)
In 2010, amounts relates to write-down of the value of our Salisbury North Carolina, Lexington, North Carolina properties and certain other equipment of the Company.  In 2009, 2007 and 2006, amount relates to write-down of the value of our Lexington, North Carolina property. In 2008, amount relates to intangible asset impairment charges. See Notes 2 and 7 in Item 8.

(2)
Represents compensation expense paid to stock option holders (including applicable payroll taxes) in lieu of adjusting exercise prices in connection with the dividends paid to shareholders in February 2006 of $26.9 million, including expenses. This amount includes amounts paid to stock option holders whose other compensation is a component of cost of sales of $5.1 million.

(3)	Relates to derivative financial instruments.

(4)	Weighted average common shares outstanding for all periods have been restated to give effect to the bonus element in the 2010 rights offering.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8. We also advise you read the risk factors in Item 1A.  Our MD&A is presented in seven sections:

•	Executive Overview;
•	Results of Operations;
•	Liquidity and Capital Resources;
•	Disclosures of Contractual Obligations and Commercial Commitments;
•	Critical Accounting Estimates;
•	Recently Issued Accounting Standards; and
•	Forward Outlook

EXECUTIVE OVERVIEW

Sales and Operations

On February 24, 2011, we issued a press release and held a conference call on Friday, February 25, 2011 to review the results of operations for our fiscal year ended January 1, 2011.  During the call, we also discussed current market conditions and progress made regarding certain of our initiatives. The overview and estimates contained in this report are consistent with those given in our press release and discussed on the call. We are neither updating nor confirming that information.

In 2010, we posted a 5.9% increase in sales, our first annual sales growth since 2006.   This includes quarter over quarter growth in three of the four quarters.  Our vinyl products, including Vinyl WinGuard, non-impact vinyl, and PremierVue, lead this growth.  Vinyl WinGuard sales increased 20%, including $1.7 million in growth into the southern portion of Florida.   Also, non-impact vinyl sales grew 60% year over year due to growth of products launched over the past three years, including a series of windows designed for the Florida market.  Finally, in its first full year, PremierVue generated $3.7 million in sales for 2010.

During the fourth quarter of 2010, we acquired the intellectual property assets of Hurricane Window and Door Technologies, LLC of Fort Myers, Florida.  We purchased certain operating assets during 2009 and branded this high-end energy efficient impact vinyl line PremierVue.  Designed specifically for  the hurricane protection market, these products provide long-term energy and structural benefits that meet both the structural requirements of Miami-Dade for impact protection and energy rating requirements of programs sponsored by the Department of Energy.

Within our core market, housing starts were up 23%, driven by an increase in single family starts of 23%.  During the middle of the year, single family starts approached 9,000 per quarter, compared to about 6,000 in 2009.  However by the end of the year, housing starts were closer to the levels experienced in 2009.  Market conditions remain difficult, but overall housing starts and permits appear to have reached a bottom and are starting to show signs of life.

During the fourth quarter of 2010, we announced the decision to consolidate our North Carolina operations into our Florida facility.  We expect that the consolidation will enhance long-term competitiveness and improve efficiencies.

Approximately 300 new positions are being created in Venice in support of the transition, scheduled to be complete by the end of our 2011 second quarter.  We received tremendous support from the local EDC and Sarasota County which proved critical to our decision making process.  We believe transitioning to a centralized location will optimize our manufacturing capacity and logistics, positioning PGT to be a stronger company with focus on growing our share within our core wind-borne debris market areas.

Looking at 2011 and beyond, we believe the worst is over, but our industry must continue to deal with challenges  including:

•	High unemployment rates;
•	Declining prices of homes;
•	High inventories of unsold homes including the so-called “shadow market” of unsold homes, and
•	Ongoing issues regarding foreclosures.

Liquidity and Cash Flow

We began 2007 with net debt of $128.5 million and ended fiscal 2010 with net debt of $28.0 million. Over the past four years, we reduced our debt by combining internally generated cash of $56.2 million, with net proceeds from the 2008 and 2010 rights offerings of $44.3 million.  Due to the focus on reducing debt, our net debt level is currently at its lowest year-end point since 2004.

Acquisition

Pursuant to an asset purchase agreement by and between Hurricane Window and Door Factory, LLC (“Hurricane”) of Ft. Myers, Florida, and our operating subsidiary, PGT Industries, Inc., effective on August 14, 2009, we acquired certain operating assets of Hurricane for approximately $1.5 million in cash.  Hurricane designed and manufactured high-end vinyl impact products for the single- and multi-family residential markets. The products provide long-term energy and structural benefits, while qualifying homeowners for the government’s energy tax credits through the American Recovery and Reinvestment Act of 2009.  This product line was developed specifically for the hurricane protection market and combines some of the highest structural ratings in the industry with excellent energy efficiency.  The acquisition of this business expanded our presence in the energy efficient vinyl impact-resistant market, increased our ability to serve the multi-story condominium market, and enhanced our ability to offer a complete line of impact products to the customer.

The purchase price paid was allocated to the assets acquired based on their estimated fair value on August 14, 2009.  The assets acquired included Hurricane’s inventory, comprised almost entirely of raw materials, and property and equipment, primarily comprised of machinery and other manufacturing equipment.  We also acquired the right to use Hurricane’s design technology and other intellectual property through the end of 2010 and the option to purchase such design technology and other intellectual property at any time through the end of 2010.  The allocation of the $1.5 million cash purchase price to the fair value of the assets acquired as of the August 14, 2009 acquisition date is as follows:

(in thousands)	Fair Values
Inventory	$254
Property and equipment	623
Identifiable intangibles	575
Net assets acquired	1,452
Purchase price	1,452
Goodwill	$-

The value of inventory was established based on then current purchase prices of identical materials available from Hurricane’s existing vendors.  The value of property and equipment was established based on Hurricane’s net carrying values which we determined to approximate fair value due to, among other things, their having been in service for less than one year.  We engaged a third-party valuation specialist to assist us in estimating the fair value of the identifiable intangible assets consisting of the right to use Hurricane’s design technology and the related purchase option.  The fair value of the identifiable intangible assets was estimated using an income approach based on projections provided by management. The carrying value of the intangible assets is $0.0 million at January     1, 2011 and $0.4 million at January 2, 2010 and is included in other intangible assets, net in the accompanying balance sheet.  The intangible assets were amortized on the straight-line basis over their estimated lives of approximately 1.4 years through the end of 2010.  Amortization expense of $0.4 million and $0.2 million is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the years ended January 1, 2011 and January 2, 2010.  Acquisition costs of less than $0.1 million are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended January 2, 2010.  Hurricane’s operating results prior to the acquisition were insignificant.

On December 17, 2010 PGT exercised its option and acquired the intellectual property assets of Hurricane Window and Door Technologies, LLC of Fort Myers, FL.  With this acquisition, PGT acquired, among other things, all of the intellectual property underlying its PremierVue line of vinyl impact-resistant windows and doors for the single- and multi-family residential markets.   The purchase price was $2.8 million of which $2.6 million was paid at closing, the remainder is expected to be paid during 2011 and is included in accrued liabilities in the accompanying balance sheet as of January 1, 2011.  The carrying value of the intangible assets is included in other intangible assets, net, in the accompanying balance sheet at January 1, 2011.  The intangible assets are being amortized on the straight-line basis over their estimated useful lives of approximately 3 years.  Amortization expense of less than $0.1 million is included in selling, general and administrative expenses in the accompanying statement of operations for the year ended January 1, 2011.

Consolidation and Restructurings

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida plant.  This consolidation  is expected to be completed during the second quarter of 2011 and is expected to result in approximately $7 million in annualized savings of which approximately $3.0 to $3.5 million will be realized in 2011. As a result of this consolidation, we recorded consolidation charges of $2.1 million of which $0.9 million is classified within cost of goods sold and the remaining $1.2 million is classified within the selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended January 1, 2011. Of the $2.1 million charge, approximately $0.3 million was disbursed in the fourth quarter of 2010.   The charge related primarily to employee separation costs.  The remaining $1.8 million is classified in accrued liabilities within the accompanying consolidated balance sheet as of January 1, 2011 (See Item 8, Note 8) and is expected to be disbursed in 2011. We expect the total cost of this consolidation to be approximately $6.5 million to $7.0 million with $2.1 million recognized in 2010 and the remainder to be recognized in the first half of 2011.  All cash is expected to be disbursed by the end of 2011.

On January 13, 2009, March 10, 2009, September 24, 2009 and November 12, 2009, we announced restructurings as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  These actions generated approximately $15 million in annualized savings, which was in line with our expectations.  The restructurings resulted in a decrease in our workforce of approximately 260 in the first quarter, 80 in the second quarter and 140 in the fourth quarter for a total of 480 employees in both Florida and North Carolina.  As a result of the restructurings, we recorded restructuring charges of $5.4 million in the accompanying consolidated statement of operations for the year ended January 2, 2010, of which $3.1 million is classified within cost of goods sold with $1.4 million charged in the first quarter, $0.5 million in the third quarter and $1.2 million in the fourth. The remaining $2.3 million is classified within selling, general and administrative expenses of which $1.6 million is charged in the first quarter, $0.4 million in the second quarter and $0.3 million in the fourth quarter in the accompanying consolidated statement of operations for the year ended January 2, 2010.  The charge related primarily to employee separation costs.  Of the $5.4 million, $2.6 million was disbursed in the first quarter of 2009, $0.3 million in the second quarter, $0.4 million in the third quarter and $1.2 million in the fourth quarter.  The remaining $0.9 million is classified within accrued liabilities in the accompanying consolidated balance sheet as of January 2, 2010 (See Item 8, Note 8) and was disbursed in 2010.

On March 4, 2008, we announced a restructuring as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  These actions generated approximately $8 million in annualized savings, which was in line with our expectations.  The restructuring resulted in a decrease in our workforce of approximately 300 employees and included employees in both Florida and North Carolina.  As a result of the restructuring, we recorded a restructuring charge of $2.1 million in 2008, of which $1.1 million is classified within cost of goods sold and $1.0 million is classified within selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended January 3, 2009.  The charge related primarily to employee separation costs.  Of the $2.1 million, $1.8 million was disbursed in the first quarter of 2008 and $0.3 million was disbursed in 2009.

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

The following table provides information with respect to the accrual for consolidation and restructuring costs:

	Beginning of Year	Charged to Expense	Disbursed in Cash	End of Year
(in thousands)
Year ended January 1, 2011:
2009 Restructuring	$898	$-	$(898)	$-
2010 Consolidation	-	2,053	(241)	1,812
For the year ended January 1, 2011	$898	$2,053	$(1,139)	$1,812

Year ended January 2, 2010:
2008 Restructuing	$332	$-	$(332)	$-
2009 Restructuring	-	5,395	(4,497)	898
For the year ended January 2, 2010	$332	$5,395	$(4,829)	$898

Year ended January 3, 2009:
2007 Restructuing	$850	$-	$(850)	$-
2008 Restructuring	-	2,131	(1,799)	332
For the year ended January 3, 2009	$850	$2,131	$(2,649)	$332

Non-GAAP Financial Measures – Items Affecting Comparability

Below is a presentation of EBITDA, a non-GAAP measure, which we believe is useful information for investors (in thousands):

	Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009

Net loss	$(14,495)	$(9,417)	$(163,032)
Interest expense	5,123	6,698	9,283
Income tax expense (benefit)	77	(5,584)	(28,789)
Depreciation	9,180	10,435	11,518
Amortization	6,028	5,731	5,570

EBITDA (1)(2)	$5,913	$7,863	$(165,450)

(1) Includes the impact of the following expenses:
Consolidation/Restructuring charges (a)	$(2,053)	$(5,395)	$(2,131)
Impairment charges (b)	(5,561)	(742)	(187,748)

(a)	Represents charges related to consolidation actions taken in 2010 and restructuring actions taken in 2009, and 2008. These charges relate primarily to employee separation costs.

(b)
In 2010, primarily represents the write-down of the value of the Salisbury and Lexington, North Carolina properties, and certain fixed assets related to the consolidation of the Salisbury, North Carolina operations into Venice, Florida. In 2009, represents the write-down of the value of the Lexington, North Carolina property. In 2008, represents goodwill and indefinite lived asset impairment charges.

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

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

	Year Ended			Percent Change
	January 1,	January 2,	January 3,	Increase /(Decrease)
	2011	2010	2009	2010-2009	2009-2008

(in thousands, except per share amounts)
Net sales	$175,741	$166,000	$218,556	5.9%	(24.0%)
Cost of sales	125,403	121,622	150,277	3.1%	(19.1%)

Gross margin	50,338	44,378	68,279	13.4%	(35.0%)
As a percentage of sales	28.6%	26.7%	31.2%

Impairment charges	5,561	742	187,748
SG&A expenses	54,091	51,902	63,109	4.2%	(17.8%)
SG&A expenses as a percentage of sales	30.8%	31.3%	28.9%

Loss from operations	(9,314)	(8,266)	(182,578)

Interest expense, net	5,123	6,698	9,283
Other (income) expense, net	(19)	37	(40)
Income tax expense (benefit)	77	(5,584)	(28,789)

Net loss	$(14,495)	$(9,417)	$(163,032)

Net loss per common share:
Diluted	$(0.29)	$(0.26)	$(5.08)

2010 Compared with 2009

Net sales

Net sales for 2010 were $175.7 million, a $9.7 million, or 5.9%, increase in sales from $166.0 million in the prior year.

The following table shows net sales classified by major product category (in millions):

	Year Ended
	January 1, 2011		January 2, 2010
	Sales	% of sales	Sales	% of sales	% change
Product category:
WinGuard Windows and Doors	$109.3	62.2%	$108.2	65.2%	1.0%
Other Window and Door Products	66.4	37.8%	57.8	34.8%	14.9%

Total net sales	$175.7	100.0%	$166.0	100.0%	5.9%

Net sales of WinGuard Windows and Doors were $109.3 million in 2010, an increase of $1.1 million, or 1.0%, from $108.2 million in net sales for the prior year.  The increase in sales of our WinGuard products was driven mainly by an increase in our vinyl WinGuard sales of 20%, offset by a slight decrease in aluminum WinGuard of 2%.  WinGuard sales, especially into our repair and remodeling market, continue to be impacted by the lack of storm activity during the four most recent hurricane seasons in Florida.

Net sales of Other Window and Door Products were $66.4 million in 2010, an increase of $8.6 million, or 14.9%, from $57.8 million for the prior year. This increase was due mainly to the increase in vinyl non-impact products, including the new products launched in each of the last three years.  In total, we had an increase in sales of $7.3 million for those products.  One of the aforementioned products is the vinyl non-impact product designed for Florida that was launched in 2010.    Sales for that product were $2.6 million during the year.  Finally, sales of our new PremierVue products introduced in the third quarter of 2009, were up $2.9 million.

Gross margin

Gross margin was $50.3 million in 2010, an increase of $6.0 million, or 13.4%, from $44.4 million in the prior year. The gross margin percentage was 28.6% in 2010 compared to 26.7% in the prior year.  Cost of goods sold includes charges of $0.9 million in 2010 and $3.1 million in 2009 related to the consolidation actions taken in 2010 and restructuring actions taken in 2009, respectively.  Adjusting for these charges, gross margin was 29.1% in 2010 and 28.6% in 2009.  The 0.5% increase in adjusted gross margin as a percent of sales is largely due to savings generated from cost saving initiatives (1.3%), the increase in sales allowing us to increase our leverage on fixed costs (1.3%), and a decrease in the cost of aluminum (0.3%)  Partially offsetting these increases in gross margin was a shift to non-impact products (2.3%) which carry a contribution margin of approximately 21%.  In comparison, our various impact products, both aluminum and vinyl, have contribution margins that range from 40% to 55%.

Impairment Charges

In 2010, there was an impairment charge of $5.6 million related primarily to the closing of our Salisbury, North Carolina facility.  Impairment charges totaled $0.7 million in 2009 for our Lexington manufacturing facility for which we entered into an agreement to list the property for sale in January 2010 and a contract to sell it in January 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $54.1 million, an  increase of $2.2 million, or 4.2%, from $51.9 million in the prior year. Selling, general and administrative expenses includes charges of $1.2 million in 2010 and $2.3 million in 2009 related to the consolidation actions taken in 2010 and restructuring actions taken in 2009, respectively.  Excluding the charges for consolidation in 2010 and restructuring in 2009 selling, general and administrative expense increased $3.3 million and as a percentage of sales was 30.1% in 2010 compared to 29.9% in 2009.   This increase was due mainly to an increase in bonuses of $2.1 million based on achieved targets, non-cash stock compensation of $1.8 million, an increase in commissions of $0.5 million due in part to an increase in sales and an increase in fuel of $0.4 million due to the increase in diesel fuel prices and the increase in sales.  Offsetting these partially was a $1.4 million decrease in personnel-related cost due to lower employment levels related to our prior year restructurings.

Interest expense

Interest expense was $5.1 million in 2010, a decrease of $1.6 million from $6.7 million in the prior year. During 2010 we prepaid $18.0 million of debt resulting in a lower average level of debt when compared to 2009. The interest rate on our debt decreased from 7.25% at the end of 2009 to 6.75% at the end of 2010 due to a decrease in our leverage ratio which decreased our interest rates in accordance with our tiered interest rate structure.

Other (income) expenses, net

There was other income of less than $0.1 million in 2010 and  in 2009.  In both years, the other (income) expense  relates to effective over-hedges of aluminum.

Income tax expense (benefit)

Our effective combined federal and state tax rate was an expense of 0.5% and a benefit of 37.2% for the years ended January 1, 2011 and January 2, 2010, respectively.  The 0.5% expense relates to an adjustment to the provision recorded at the end of 2009 to the tax return as filed.  All deferred tax assets created in 2010 were fully reserved with additional valuation allowances. The 37.2% tax rate in 2009 relates primarily to a loss carry-back receivable of approximately $3.7 million related to the recently passed legislation allowing companies to carry-back 2009 or 2008 losses up to 5 years, as well as an income tax allocation of $1.8 million between current operations and other comprehensive income. All other deferred tax assets created in 2009 were fully reserved with additional valuation allowances.  Excluding the effects of these items, our 2010 and 2009 effective tax rates would have been 35.6% and 34.6% for each year, respectively.

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

Net sales of WinGuard Windows and Doors were $108.2 million in 2009, a decrease of $43.6 million, or 28.7%, from $151.8 million in net sales for the prior year.  Volume attributed to $36.5 million of the decline, while the remaining $7.1 million decline is mainly a result of a shift in mix towards vinyl WinGuard products which carry a lower selling price than aluminum WinGuard products.  During 2009, sales of vinyl WinGuard products were up 12% compared to 2008, while sales of aluminum WinGuard were down 33%.  The decrease in sales of our WinGuard products was driven mainly by the impact of the credit crisis affecting consumers’ ability and desire to remodel their homes as well as the decline in new home construction.  Finally, the decline is also a result, to some extent, of the lack of storm activity during the three most recent hurricane seasons in the coastal markets of Florida we serve.

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

Gross margin

Gross margin was $44.4 million in 2009, a decrease of $23.9 million, or 35.0%, from $68.3 million in the prior year. The gross margin percentage was 26.7% in 2009 compared to 31.2% in the prior year. This decrease was largely due to lower overall sales volumes which reduced our ability to leverage fixed costs, a shift in mix towards non-impact products which carry a lower margin, as well as an increase in restructuring charges included in costs of goods sold of $2.0 million in 2009.   Offsetting these items in part is a decrease in the average cost of aluminum of approximately $0.26 per pound, and overhead cost reductions from the cost savings initiatives.  Cost of goods sold includes charges of $3.1 million in 2009 and $1.1 million in 2008 related to the restructuring actions taken in each year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $51.9 million, a decrease of $11.2 million, or 17.8%, from $63.1 million in the prior year.  This decrease was mainly due to decreases of $6.7 million in personnel-related costs due to lower employment levels, $1.4 million in marketing costs due to decreased levels of general advertising and promotional costs, $1.8 million in fuel costs related to lower sales and lower prices for diesel.  The remaining $1.3 million decrease in selling, general and administrative expenses is volume related as the general level of spending in this area has declined with sales.  As a percentage of sales, selling, general and administrative expenses increased to 31.3% in 2009 compared to 28.9% for the prior year. This increase was due to the fact that our ability to leverage certain fixed portions of support and administrative costs did not decrease at the same rate as the decrease in net sales.

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

Consolidated Cash Flows

Operating activities.  Cash provided by operating activities was $12.3 million for 2010 compared to cash provided by operating activities $9.5 million for the prior year. In 2009, cash provided by operating activities was down $10.4 million from $19.9 million in 2008.  The increase in cash flow from operations between 2010 and 2009 is due mainly to the impact of the tax refund of $3.7 million received during 2010, and the increase in cash consistent with the increase in sales. Offsetting this partially is the increase in disbursements.  In 2010 we began taking early pay discounts on a few large vendors that we did not take at the end of 2009.  The decrease between 2009 and 2008 is due mainly to the impact of lower sales, offset somewhat by cost savings initiatives. Direct cash flows from operations for 2010, 2009 and 2008 are as follows:

	Direct Operating Cash Flows
(in millions)	2010	2009	2008
Collections from customers	$178.0	$170.2	$224.5
Other cash collections	2.6	2.8	3.4
Disbursements to vendors	(106.5)	(94.7)	(122.5)
Personnel related disbursements	(61.2)	(63.6)	(80.2)
Debt service costs	(4.3)	(6.2)	(9.1)
Other cash activity, net	3.7	1.0	3.8

Cash from operations	$12.3	$9.5	$19.9

Other cash activity, net, includes $3.7 million, $1.1 million and $3.3 million in federal and state tax refunds in the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.  The majority of other cash collections are from scrap aluminum sales.

Day’s sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 42 days at January 1, 2011 compared to 41 days at January 2, 2010 and 39 days at January 3, 2009.  This increase in DSO over the past two years was primarily due to collection issues with three select customers, one of which, amounting to $0.6 million, was fully written off during 2010, as well as the effect on our customer base of the decline in the housing market in Florida and the overall economy.

The gross amount of receivables from the remaining two customers, neither of which is greater than $0.6 million, is $1.1 million as of January 1, 2011, of which $0.9 million is reserved.  As of March 11, 2011 payments of less than $0.1 million have been received pursuant to such payment plans.

Inventory on hand as of January 1, 2011, increased $0.7 million as compared to January 2, 2010.  Inventory turns for the year ended January 1, 2011 decreased to 11.2 from 12.4 as compared to the year ended January 2, 2010.  Inventory turns for the year ended January 2, 2010 was 12.4 compared to 14.8 for the year ended January 3, 2009.  We have increased our inventory to have (i) raw materials required to support new product launches; (ii) an increase in safety stocks on certain items to ensure an adequate supply of availability given a sudden increase in demand and our short lead-times; and (iii) adequate lead times for raw materials purchased from overseas suppliers in bulk supply.

Management monitors and evaluates raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock.  Because all our products are made-to-order, the Company has only a small amount of finished goods and work in progress inventory.  Because of these factors, our inventories are not excessive, and we believe the value of such inventories will be realized.

Investing activities. Cash used in investing activities was $6.0 million for 2010 compared to cash provided by investing activities of $0.4 million for 2009. The increase in cash used in investing activities was due a total increase in  capital spending,  including the 2010 and 2009 purchases of assets related to the Hurricane Window & Door Factory acquisition, of $2.0 million and the impact of net cash used for excess margin returns for settlements of forward contracts related to our aluminum hedging program.  In 2009, we settled $3.4 million in contracts that were funded by margin calls in 2008, as well as received a return of $0.7 million in excess margin as a result of the increase in aluminum prices, especially during the fourth quarter of 2009.

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

Financing activities. Cash provided by financing activities was $8.3 million in 2010.  Using cash generated from the 2010 rights offerings, which resulted in $27.3 million in net cash proceeds, we prepaid an additional $15 million of our long term debt in March and another $3.0 million in October, for a total $18.0 million in debt prepayment in 2010.  Payment of deferred financing costs related to the effectiveness of the amendment of our credit agreement totaled $0.9 million.

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

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.  For 2010, capital expenditures were $3.2 million, compared to $2.3 million for 2009.  In 2009 and 2010, we reduced certain discretionary capital spending to conserve cash.  We anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans.

Capital Resources. On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility was composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of January 1, 2011, there was $22.3 million available under the revolving credit facility.

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

Under the amendment, the first lien term loan bore interest at a rate equal to an adjusted LIBOR rate plus a margin ranging from 3.5% per annum to 5% per annum or a base rate plus a margin ranging from 2.5% per annum to 4.0% per annum, at our option.  The margin in either case was dependent on our leverage ratio.  The loans under the revolving credit facility bore interest at a rate equal to an adjusted LIBOR rate plus a margin depending on our leverage ratio ranging from 3.0% per annum to 4.75% per annum or a base rate plus a margin ranging from 2.0% per annum to 3.75% per annum, at our option.  The amendment established a floor of 3.25% for adjusted LIBOR.  Prior to the effectiveness of the amendment, the first lien term loan bore interest at a rate equal to an adjusted LIBOR rate plus 3.0% per annum or a base rate plus 2.0% per annum, at our option. The loans under the revolving credit facility bore interest initially, at our option, at a rate equal to an adjusted LIBOR rate plus 2.75% per annum or a base rate plus 1.75% per annum, and the margins above LIBOR and base rate could have declined to 2.00% for LIBOR loans and 1.00% for base rate loans if certain leverage ratios were met.

On December 24, 2009, we announced that we entered into a third amendment to the credit agreement.  The amendment, among other things, provides a leverage covenant holiday for 2010, increases the maximum leverage amount for the first quarter of 2011 to 6.25 times (then dropping 0.25X per quarter from the second quarter until the end of the term, extends the due date on the revolver loan until the end of 2011, increases the applicable rate on any outstanding revolver loan by 25 basis points, and sets a base rate floor of 4.25%.  The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $17 million of term loan under the credit agreement no later than March 31, 2010, of which no more than $2 million was permitted to come from cash on hand.  In December 2009, the Company used cash generated from operations to prepay $2 million of outstanding borrowings under the credit agreement.  Using proceeds from the second rights offering, the Company made an additional prepayment of $15 million on March 17, 2010, bringing total prepayments of debt at that time to $17 million as required under the amended credit agreement. See Item 8, Note 16 for a discussion of the second rights offering. Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 50 basis points of the then outstanding balance of the term loan and the revolving commitment under the credit agreement of $100 million, the amendment became effective on March 17, 2010.  Fees paid to the administrative agent and lenders totaled $1.0 million, of which $0.9 million are deferred financing fees and are being amortized using the effective interest method over the remaining term of the credit agreement.

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

Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver and under the senior secured credit facility, we believe we will have sufficient capital to meet our short-term and long-term needs, including our capital expenditures and our debt obligations in 2011.

Long-term debt including current portions and excluding capital lease obligations consisted of the following:

	January 1,	January 2,
	2011	2010
	(in thousands)

Tranche A2 term note payable to a bank with a payment of $131,579 due November 14, 2011. A lump sum payment of $49.9 million is due on
February 14, 2012. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At January 1, 2011, the average rate was
was 2.75% plus a margin of 4.00%.	$50,000	$68,000

	$50,000	$68,000

We are currently in the process of exploring our options to refinance the term loan prior to its due date and expect we will be successful, although no assurance can be made in that regard.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes the contractual obligations as of January 1, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Current	2-3 Years	4 Years	5 Years	Thereafter

Long-term debt and capital leases (1)	$54,179	$3,826	$50,353	$-	$-	$-
Operating leases	2,202	1,038	900	218	46	-
Supply agreements	1,447	1,447	-	-	-	-
Equipment purchase commitments	56	56	-	-	-	-

Total contractual cash obligations	$57,884	$6,367	$51,253	$218	$46	$-

(1) - Includes estimated future interest expense on our long-term debt assuming the weighted average interest rate of 6.75% as of January 1, 2011 does not change.

             The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at January 1, 2011. Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs.  If these programs were cancelled by us, we would be required to pay $1.4 million for various materials.

At January 1, 2011, we had $2.7 million in standby letters of credit related to our worker’s compensation insurance coverage.

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements, we follow U.S. generally accepted accounting principles. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations.

On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material.  Our significant accounting policies are discussed in Item 8, Note 1.  The following is a summary of our more significant accounting estimates that require the use of  judgment in preparing the financial statements.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Long lived assets

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

Estimates made by management are subject to change and include such things as how future growth assumptions, operating and capital expenditure requirements, asset useful lives and other factors, affect cash flows associated with the long lived assets.  Additionally, fair value estimates,  if required, can be affected by discount rates and/or estimates of the value of similar assets.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Allowances for doubtful accounts and notes receivable and related reserves

Losses for allowances for doubtful accounts and notes receivable and related reserves are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in our receivables.

We evaluate the allowance for doubtful accounts and notes receivable based on specific identification of troubled balances and historical collection experience adjusted for current conditions such as the economic climate.

Actual collections can differ from our estimates, requiring adjustments to the allowances.  A 10% difference between actual and estimated losses derived from the estimated reserve for accounts and notes receivable would impact net loss by approximately $0.2 million.

Other Intangibles

The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair values. If the estimated fair value is less than the carrying amount of the intangible asset, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is determined using the relief from royalty method that is based upon the discounted projected cost savings (value) attributable to ownership of our trademarks, our only indefinite lived intangible assets

In estimating fair value, the method we use requires us to make assumptions, the most material of which are net sales projections attributable to products sold with these trademarks, the anticipated royalty rate we would pay if the trademarks were not owned (as a percent of net sales), and a weighted average discount rate.  These assumptions are subject to change based on changes in the markets in which these products are sold, which impact our projections of future net sales and the assumed royalty rate.  Factors affecting the weighted average discount rate include assumed debt to equity ratios, risk-free interest rates and equity returns, each for market participants in our industry.

Our year-end test of trademarks, performed as of January 1, 2011, utilized a weighted average royalty rate of 4.0% and a discount rate of 16.8%.  Net sales used in the analysis were based on historical experience and a modest growth in future years.

Actual results can differ from our estimates, requiring adjustments to our assumptions.  The result of these changes could result in a material change in our calculation and an impairment in our other intangible assets.

As of January 1, 2011, the estimated fair value of the trademarks exceeded book value by approximately 15%, or $6.6 million.  We believe our projected sales are reasonable based on, among other things, available information regarding our industry.  We also believe the royalty rate is appropriate and could improve over time based on market trends and information.  The weighted average discount rate was based on current financial market trends and will remain dependent on such trends in the future.  Absent offsetting changes in other factors, a 1% increase in the discount rate would decrease the estimated fair value of our trademarks by approximately $3.6 million but would not result in an impairment.

Warranty

We have warranty obligations with respect to most of our manufactured products. Obligations vary by product components. The reserve for warranties is based on our assessment of the costs that will have to be incurred to satisfy warranty obligations on recorded net sales
	The reserve is determined after assessing our warranty history and specific identification of our estimated future warranty obligations	Changes to actual warranty claims incurred and interest rates could have a material impact on our estimated warranty obligations.

Self Insurance Reserves

We are primarily self-insured for employee health benefits and for years prior to 2010 for workers’ compensation.  For 2010 we are fully insured with respect to workers’ compensation.

Our workers’ compensation reserves, for the self-insured periods 2009 and prior, are accrued based on third party actuarial valuations of the expected future liabilities. Health benefits are self-insured by us up to pre-determined stop loss limits. These reserves, including incurred but not reported claims, are based on internal computations. These computations consider our historical claims experience, independent statistics, and trends.

Changes to actual workers’ compensation or health benefit claims incurred and interest rates could have a material impact on our estimated self-insurance reserves.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Stock-Based Compensation

We utilize a fair-value based approach for measuring stock-based compensation to recognize the cost of employee services received in exchange for our Company’s equity instruments.   We determine the fair value of our stock option awards at the date of grant using the Black-Scholes model.

We record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Our awards vest based only on service conditions and compensation expense is recognized on a straight-line basis for each separately vesting portion of an award.

Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee forfeiture rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

Share-based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates, based mostly on historical experience, will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense.

However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

A 10% change in our stock-based compensation expense for the year ended January 1, 2011, would have affected net loss by approximately $0.2 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

At this time there are no recently issued unadopted accounting standards that could potentially impact our future financial statements. The recent accounting pronouncements we have adopted are fully described in Item 8, Note 3, Recently Issued Accounting Pronouncements, in the Notes to Consolidated Financial Statements.

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

Net sales

We closed 2010 with a 5.9% increase in sales, our first year over year sales increase since 2006.  Our growth was driven by an increase in our Florida market up $8.3 million or 6.2% over 2009.  We believe the worst of the housing downturn which started in 2007, and the economic credit crisis, which started in 2008, is over.  However, there are still issues to overcome such as high unemployment rates, the continued declining prices of homes, high inventories of unsold homes, ongoing issues regarding foreclosures.

  Certain agencies that report housing start information project that single family housing starts in the U.S. will increase 10% or more in 2011.  However we will continue to operate with a more conservative view until a stable and predictable growth in the marketplace is achieved.

Gross margin

We believe the following factors, which are not all inclusive, may impact our gross margin in 2011:

• Our gross margin percentages are heavily influenced by total sales due to operating leverage of fixed costs as well as product mix, both impact and non-impact products and also vinyl frame versus aluminum frame products, as vinyl continues to increase its share of our core market.

• In the first quarter of 2011, we announced a price increase of approximately 4% effective for the second quarter of 2011 to offset the cost  increases we are seeing from our vendors,  including aluminum and glass.

• During 2010 and the beginning of 2011, we entered into forward contracts for the purchase of approximately 39% of our 2011 aluminum needs at an average price of $1.00 per pound.  In addition, we have entered into zero cost collars with a ceiling of $2,700 per metric ton and a concurrent floor at $2,295 per metric ton that hedge 10% of our 2011 anticipated needs.

• The North Carolina consolidation charges which are expected to total between $6.5 to $7.0 million, of which $4.4 to $4.9 million remains to be recognized in 2011 will have a negative impact on our gross margins.

• A portion of our planned cost savings from our North Carolina plant closing, which we expect to realize approximately $3.0 to $3.5 million in 2011, will benefit gross margins.

Selling, general and administrative expenses

If the cost of diesel fuel were to increase again, our selling, general and administrative costs would increase. In addition, economic and credit conditions may significantly impact our bad debt expense. We continue to monitor our customer’s credit profiles carefully and make changes in our terms where necessary in response to this heightened risk.

Interest expense

We prepaid $18 million in outstanding borrowings during 2010.  We believe this decrease in debt levels for the full year of 2011 will result in our paying less interest in 2011 than in 2010.

Liquidity and capital resources

We had $22.0 million of cash on hand as of January 1, 2011. While we are confident in our ability to generate cash flow in this housing market and economy, we will use some of this cash for our planned closing of our North Carolina plant.  In addition we may use this cash to pay down debt or to fund margin calls related to our forward contracts for aluminum.  Our credit facility includes a $25 million revolving credit facility of which $22.3 million was available as of March 11, 2011.

Management expects to spend nearly $5.3 million on capital expenditures in 2011, including capital expenditures related to product line expansions targeted at increasing sales.  We expect depreciation to be approximately $7.6 million and amortization to be approximately $6.5 million in 2011.  On January 1, 2011, we had outstanding purchase commitments on capital projects of approximately $0.1 million.

Summary

Although, our decision to close our North Carolina plant and concentrate our efforts in our core market of Florida and the gulf coast regions was a difficult one, it also properly reflects our continued focus on serving markets which have the greatest potential to drive long-term profitable growth.  We believe that focusing our efforts on the Florida market, and coastal markets from Texas to the mid-Atlantic, will be the best use of our core competencies and ensure continued and even expanding market dominance in these areas.  We also believe this strategy will provide the most benefit for our stockholders, employees and other stakeholders.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change.  We are exposed to changes in LIBOR or the base rate of our credit facility’s administrative agent.  We do not currently use interest rate swaps, caps or futures contracts to mitigate this risk. Changes in our debt could also increase these risks. Based on debt outstanding at January 1, 2011, a 1% increase (decrease) in interest rates above our interest rate floor established in the credit agreement, would result in approximately $0.5 million of additional (reduced) interest expense annually.

We utilize derivative financial instruments to hedge price movements in our aluminum materials.  We are exposed to changes in the price of aluminum as set by the trades on the London Metal Exchange. We have entered into aluminum hedging instruments that settle at various times through the end of 2011 that cover approximately 39% of our anticipated needs during 2011 at an average price of $1.00 per pound.  Short-term changes in the cost of aluminum, which can be significant, are sometimes passed on to our customers through price increases, however, there can be no guarantee that we will be able to continue to pass on such price increases to our customers or that price increases will not negatively impact sales volume, thereby adversely impacting operating margins.

For forward contracts for the purchase of aluminum at January 1, 2011, a 10% decrease in the price of aluminum would decrease the fair value of our forward contacts of aluminum by $0.3 million.  This calculation utilizes our actual commitment of 2.6 million pounds under contract (to be settled throughout 2011 excluding our zero cost collars) and the market price of aluminum as of January 1, 2011, which was approximately $1.12 per pound.

As of January 1, 2011, we had entered into zero cost collars with a ceiling of $2,700 per metric ton and a concurrent floor at $2,295 per metric ton that hedge 10% of our 2011 anticipated needs. Should prices fall within the range upon settlement, there is no cost to the collars.  If aluminum is above $2,700 per metric ton we would be able to purchase at $2,700 per ton.  If aluminum is below $2,295 per metric ton we would be required to purchase at $2,295 per metric ton.  As of January 1, 2011, aluminum is priced between our ceiling and floor.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
 PGT, Inc.

We have audited the accompanying consolidated balance sheets of PGT, Inc. as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PGT, Inc. at January 1, 2011 and January 2, 2010, and the consolidated results of its operations and its cash flows for each of the three years ended January 1, 2011, January 2, 2010 and January 3, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PGT. Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

Tampa, Florida
March 21, 2011

PGT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009

Net sales	$175,741	$166,000	$218,556
Cost of sales	125,403	121,622	150,277

Gross margin	50,338	44,378	68,279

Impairment charges	5,561	742	187,748
Selling, general and administrative expenses	54,091	51,902	63,109

Loss from operations	(9,314)	(8,266)	(182,578)

Interest expense, net	5,123	6,698	9,283
Other (income) expense, net	(19)	37	(40)

Loss before income taxes	(14,418)	(15,001)	(191,821)

Income tax expense (benefit)	77	(5,584)	(28,789)

Net loss	$(14,495)	$(9,417)	$(163,032)

Net loss income per common share:
Basic	$(0.29)	$(0.26)	$(5.08)

Diluted	$(0.29)	$(0.26)	$(5.08)

Weighted average shares outstanding:
Basic	50,174	36,241	32,104

Diluted	50,174	36,241	32,104

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	January 1,	January 2,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$22,012	$7,417
Accounts receivable, net	13,687	14,213
Inventories	10,535	9,874
Prepaid expenses	881	916
Other current assets	3,589	3,162
Income tax receivable	-	3,782
Assets held for sale	657	-
Deferred income taxes, net	-	622

Total current assets	51,361	39,986

Property, plant and equipment, net	52,863	65,104
Other intangible assets, net	64,291	67,522
Other assets, net	604	1,018

Total assets	$169,119	$173,630

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,979	$6,759
Accrued liabilities	11,717	9,848
Deferred income taxes	185	-
Current portion of long-term debt and capital lease obligations	245	105

Total current liabilities	17,126	16,712

Long-term debt and capital lease obligations	49,918	68,163
Deferred income taxes	17,130	17,937
Other liabilities	1,903	2,609

Total liabilities	86,077	105,421

Commitments and contingencies (Note 13)	-	-

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	-	-
Common stock; par value $.01 per share; 200,000 shares authorized; 53,670 and
35,672 shares issued and 53,654 and 35,303 shares outstanding at
January 1, 2011 and January 2, 2010, respectively	537	353
Additional paid-in-capital	271,038	241,682
Accumulated other comprehensive loss	(1,243)	(1,031)
Accumulated deficit	(187,290)	(172,795)

Total shareholders' equity	83,042	68,209

Total liabilities and shareholders' equity	$169,119	$173,630

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009

Cash flows from operating activities:
Net loss	$(14,495)	$(9,417)	$(163,032)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation	9,180	10,435	11,518
Amortization	6,028	5,731	5,570
Provision for allowances for doubtful accounts	1,678	1,722	1,526
Stock-based compensation	2,286	518	798
Amortization and write-offs of deferred financing costs	773	561	724
Derivative financial instruments	-	-	(40)
Deferred income taxes	-	(1,813)	(27,929)
Impairment charges	5,561	742	187,748
(Gain) Loss on disposal of assets	(5)	98	22
Change in operating assets and liabilities:
Accounts receivable	(2,754)	3,011	4,304
Inventories	(661)	(351)	(218)
Prepaid expenses and other current assets	4,562	(2,973)	(711)
Accounts payable and accrued liabilities	188	1,240	(408)

Net cash provided by operating activities	12,341	9,504	19,872

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,197)	(2,330)	(4,485)
Acquisition of intangible assets	(2,597)	-	-
Acquisition of business	-	(1,452)	-
Net change in margin account for derivative financial instruments	(250)	4,098	(4,098)
Proceeds from sales of equipment	46	79	58

Net cash (used in)/provided by investing activities	(5,998)	395	(8,525)

Cash flows from financing activities:
Payments of long-term debt	(18,000)	(22,000)	(40,000)
Payments of financing costs	(897)	-	(634)
Payments of capital leases	(105)	(98)	(55)
Purchases of treasury stock	(3)	(6)	-
Adjustment to and net proceeds from issuance of common stock	27,257	(6)	29,281
Proceeds from exercise of stock options	-	-	210

Net cash provided by/(used in) financing activities	8,252	(22,110)	(11,198)

Net increase/(decrease) in cash and cash equivalents	14,595	(12,211)	149
Cash and cash equivalents at beginning of period	7,417	19,628	19,479
Cash and cash equivalents at end of period	$22,012	$7,417	$19,628

Supplemental cash flow information:
Interest paid	$3,991	$6,224	$9,102

Income taxes refunded	$(3,662)	$(1,062)	$(3,270)

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share amounts)

			Additional
			Paid-in
			Capital		Accumulated
			Net of		Other
	Common stock		Treasury	Accumulated	Comprehensive
	Shares	Amount	Stock	Deficit	Loss	Total
Balance at December 29, 2007	27,620,096	$276	$210,964	$(346)	$(422)	$210,472
Exercise of stock options, including
tax benefit of $0 from the
exercise of stock options	479,417	5	205			210
Vesting of restricted stock	15,149
Stock-based compensation			798			798
Issuance of common stock	7,082,687	71	29,210			29,281
Comprehensive income, net of tax effect:
Change related to interest rate swap					74	74
Change related to aluminum
forward contracts					(3,618)	(3,618)
Net loss				(163,032)		(163,032)
Total comprehensive loss						(166,576)
Balance at January 3, 2009	35,197,349	$352	$241,177	$(163,378)	$(3,966)	$74,185
Vesting of restricted stock	108,694	1	(1)
Acquisition of treasury stock	(3,339)		(6)			(6)
Stock-based compensation			518			518
Rights offering costs			(6)			(6)
Comprehensive loss, net of tax effect:
Change related to aluminum
forward contracts					2,935	2,935
Net loss				(9,417)		(9,417)
Total comprehensive loss						(6,482)
Balance at January 2, 2010	35,302,704	$353	$241,682	$(172,795)	$(1,031)	$68,209
Vesting of restricted stock	16,554	1	(1)			-
Acquisition of treasury stock	(1,130)		(3)			(3)
Stock-based compensation			2,286			2,286
Rights offering	18,336,368	183	27,321			27,504
Rights offering costs			(247)			(247)
Comprehensive income, net of tax effect:
Change related to aluminum
forward contracts					(212)	(212)
Net loss				(14,495)		(14,495)
Total comprehensive loss						(14,707)
Balance at January 1, 2011	53,654,496	$537	$271,038	$(187,290)	$(1,243)	$83,042

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

PGT, Inc. (“PGTI” or the “Company”) is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority of our sales are to customers in the state of Florida; however, we also sell products in over 40 states, the Caribbean and in South and Central America. Products are sold through an authorized dealer and distributor network.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc. On January 29, 2004, we acquired 100% of the outstanding stock of PGT Holding Company, based in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. We have one manufacturing operation and one glass tempering and laminating plant in North Venice, Florida with an additional manufacturing operation located in Salisbury, North Carolina.  We have recently announced that we are consolidating our North Carolina operations into Florida.  See Note 4, Consolidations and Restructurings.

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

Fiscal period

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The periods ended January 1, 2011 and January 2, 2010 consisted of 52 weeks. The period ended January 3, 2009 consisted of 53 weeks.  The impact of the additional week in the period ended January 3, 2009 was not material.

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

In the first quarter of 2009, we entered into a contract to continue manufacturing windows and doors for a large multi-story condominium project in Southeast Florida.  At the time the contract was executed, the initial project was approximately 35% complete.  We recorded an estimated loss on this contract of $0.9 million in the first quarter of 2009 in cost of goods sold.  As of January 1, 2011, there were no significant changes to our original estimate of the loss on this project.  The corresponding liability as of January 1, 2011 and January 2, 2010 is $0.2 million and $0.9 million, respectively and is shown in accrued liabilities on the accompanying consolidated balance sheets.  In connection with this project, we received a credit against the purchase of materials in the amount of $0.8 million from an aluminum supplier which was also recorded in cost of goods sold in the first quarter of 2009.  As of January 1, 2011 and January 2, 2010, there was less than $0.1 million and $0.5 million, respectively remaining as a receivable for these credits and is shown in other current assets on the accompanying consolidated balance sheets.

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

Cost of sales was also impacted by consolidation and restructuring charges recorded over the past three years.  See Note 4, Consolidations and Restructurings.

Shipping and handling costs

Shipping and handling costs incurred in the purchase of materials used in the manufacturing process are included in cost of sales. Costs relating to shipping and handling of our finished products are included in selling, general and administrative expenses and total $12.8 million, $13.0 million, and $17.7 million for the years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

Advertising

We expense advertising costs as incurred. Advertising expense included in selling, general and administrative expenses were $0.2 million, $0.3 million and $0.6 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

Research and development costs

We expense research and development costs as incurred. Research and development costs included in manufacturing overhead expenses were $1.1 million, $1.4 million and $1.4 million for the years ended January 1, 2011, January 2, 2010, and January 3, 2009 respectively.

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

Accounts receivable consist of the following:

			January 1,	January 2,
			2011	2010
			(in thousands)

Accounts receivable			$15,132	$15,678
Less: Allowance for doubtful accounts			(1,445)	(1,465)

			$13,687	$14,213

	Balance at			Balance at
	Beginning	Costs and		End of
Allowance for Doubtful Accounts	of Period	expenses	Deductions(1)	Period
	(in thousands)
Year ended January 1, 2011	$1,465	$1,129	$(1,149)	$1,445

Year ended January 2, 2010	$1,224	$1,332	$(1,091)	$1,465

Year ended January 3, 2009	$416	$1,244	$(436)	$1,224

(1)	Represents uncollectible accounts charged against the allowance for doubtful accounts, net of recoveries.

As of January 1, 2011, January 2, 2010 and January 3, 2009 there were $1.5 million, $1.0 million and $1.1 million of trade notes receivable, respectively for which there was an allowance of $1.0 million, $0.5 million and $0.2 million, respectively, included in other current assets and other assets in the accompanying consolidated balance sheet.

Self-Insurance Reserves

We are primarily self-insured for employee health benefits and for years prior to 2010 for workers’ compensation. Our workers’ compensation reserves are accrued based on third party actuarial valuations of the expected future liabilities. Health benefits are self-insured by us up to pre-determined stop loss limits. These reserves, including incurred but not reported claims, are based on internal computations. These computations consider our historical claims experience, independent statistics, and trends. Changes to actual workers’ compensation or health benefit claims incurred and interest rates could have a material impact on our estimated self-insurance reserves.  For 2010 we are fully insured with respect to workers’ compensation.

Warranty expense

We have warranty obligations with respect to most of our manufactured products. Warranty periods, which vary by product components, range from 1 to 10 years. However, the majority of the products sold have warranties on components which range from 1 to 3 years. The reserve for warranties is based on management’s assessment of the cost per service call and the number of service calls expected to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing Company history and through specific identification. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities which, as of January 1, 2011 and January 2, 2010 was 3.3% and 3.85%, respectively. The undiscounted aggregate of accrued warranty at January 1, 2011 and January 2, 2010 is $4.4 million and $4.3 million, respectively.  The following provides information with respect to our warranty accrual.

Accrued Warranty	Beginning of Period	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)
Year ended January 1, 2011	$4,041	$2,624	$131	$(2,693)	$4,103

Year ended January 2, 2010	$4,224	$2,490	$21	$(2,694)	$4,041

Year ended January 3, 2009	$4,986	$3,278	$(575)	$(3,465)	$4,224

The accrual for warranty is included in accrued liabilities and other liabilities on the consolidated balance sheets as of January 1, 2011, and January 2, 2010.

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

Inventories consist of the following:

	January 1,	January 2,
	2011	2010
	(in thousands)

Raw materials	$9,273	$8,661
Work in progress	293	259
Finished goods	969	954

	$10,535	$9,874

        Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Depreciable assets are assigned estimated lives as follows:

Building and improvements	5 to 40 years
Furniture and fixtures	3 to 10 years
Vehicles	3 to 10 years
Computer Software	3 years

Maintenance and repair expenditures are charged to expense as incurred.  During the second quarter of 2008, the Company entered into capital leases totaling approximately $0.4 million for the acquisition of equipment representing a non-cash financing and investing activity. Amortization of assets under capital leases is included in depreciation expense and was not material in 2010, 2009 or in 2008.

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

We recorded an impairment charge of $0.8 million in 2007 to adjust the carrying value of the Lexington, North Carolina manufacturing facility to its estimated fair value. In December 2009, we recorded an additional impairment charge of $0.7 million to reflect a further decline in the market value for this property.  The cost basis for depreciation purposes is the carrying value of $0.7 million and is classified within property, plant and equipment, net, in the accompanying consolidated balance sheet as of January 2, 2010.  At January 2, 2010, we determined the fair value of the Lexington property by obtaining recommendations of value from various local real estate agents and by reviewing data from comparable sales and leases executed in the recent past.  We categorized this property as being fair valued using Level 2 inputs at January 2, 2010.

Fair Value Measurements at Reporting Date
of Asset (Liability) Using:
		Quoted	Significant
		Prices in Active	Other Observable	Significant Unobservable
	January 2,	Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
(in thousands)

Lexington Property	$ 700	$ -	$ 700	$ -

  Subsequent to January 2, 2010 we entered an agreement to list the property for sale with an agent, and in January 2011 accepted an offer to sell the property.  The purchase price less estimated closing cost resulted in an additional impairment of less than $0.1 million.  The sale of this building is expected to close in the second quarter of 2011.

At January 1, 2011, we determined the fair value of the Lexington property based upon the agreed upon sale price for this property.  We categorize this property as being fair valued using Level 2 inputs at January 1, 2011.  This facility is included in the accompanying balance sheets as of January 1, 2011 under assets held for sale.

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida manufacturing facilities.  This consolidation is expected to be completed during the second quarter of 2011.   This plant closing was determined to be a triggering event since it was a significant adverse change in the assets’ use.   At January 1, 2011, we determined the fair value of the Salisbury property by obtaining an appraisal of the value of the property.  We categorize this property as being fair valued using Level 2 inputs at January 1, 2011.   We recorded impairment charges of $4.6 million to adjust the carrying value of the Salisbury property to its estimate fair value of $5.5 million as of January 1, 2011, and will continue to depreciate it over its original useful life until such time that the future plans for the Salisbury property are determined.

As part of the North Carolina consolidation we also reviewed the furniture and fixtures and machinery and equipment for impairment.  As a result, we recorded an impairment charge of $0.9 million to write-off the value of certain personal property that will be abandoned as of January 1, 2011.

	Fair Value Measurements at Reporting Date
	of Asset (Liability) Using:
		Quoted Prices in Active	Significant Other Observable	Significant Unobservable
	January 1,	Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Salisbury Property	$5,500	$-	$5,500	$-
Lexington Property	657	-	657	-
	$6,157	$-	$6,157	$-

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

Capitalized software as of January 1, 2011 and January 2, 2010 was $12.3 million and $11.4 million, respectively. Accumulated depreciation of capitalized software was $11.0 million and $10.0 million as of January 1, 2011 and January 2, 2010, respectively.

Depreciation expense for capitalized software was $1.0 million, $1.1 million and $1.1 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

We review the carrying value of software and development costs for impairment in accordance with our policy pertaining to the impairment of long-lived assets.

Goodwill

At the present time, we do not have goodwill on our balance sheet.  During the year ended January 3, 2009, the goodwill was found to be fully impaired, and written off accordingly. See Note 7.

Our policy, for goodwill in the past or in the future should any be recorded, is to evaluate impairment of goodwill annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The annual goodwill impairment test is a two-step process.  First, we will determine whether the carrying value of our Company exceeds fair value determined using a discounted cash flow model, which might indicate that goodwill may be impaired.  Second, if we determine that goodwill may be impaired, we will compare the implied fair value of the goodwill determined by allocating our single reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) to its carrying amount to determine if there is an impairment loss.

Other intangibles

Other intangible assets consist of trademarks, customer-related and intellectual intangible assets. The useful lives of trademarks were determined to be indefinite and, therefore, these assets are not being amortized. Customer-related intangible assets are being amortized over their estimated useful lives of ten years.  Intellectual intangible assets are being amortized over their estimated useful lives of three years. The impairment evaluation of intangible assets with indefinite lives is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value.

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

Deferred financing costs

Deferred financing costs are amortized using the effective interest method over the life of the debt instrument to which they relate. Unamortized deferred financing costs, included in other assets, net, on the accompanying consolidated balance sheets, totaled $0.8 million and $0.6 million at January 1, 2011 and January 2, 2010, respectively.  In the year ended January 1, 2011, an additional $0.9 million of financing costs were deferred and are being amortized related to an amendment of our credit facility.  Amortization of deferred financing costs is included in interest expense in the accompanying consolidated statements of operations. There was $0.8 million of amortization for the year ended January 1, 2011, $0.6 million for the year ended January 2, 2010 and $0.7 million for the year ended January 3, 2009. These amounts include write-offs of deferred financing costs related to the prepayments of portions of our long-term debt (Note 9) in the amounts of $0.1 million and $0.2 million, for the years ended January 1, 2011 and January 2, 2010, respectively.  There was $12.2 million and $11.4 million in accumulated amortization related to these costs at January 1, 2011 and January 2, 2010, respectively.

Estimated amortization of deferred financing costs is as follows for future fiscal years:

(in thousands)

2011	$732
2012	59

Total	$791

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

We account for derivative instruments in accordance with the guidance under the Derivatives and Hedging topic of the Codification which requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship based on its effectiveness in hedging against the exposure and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge.

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

As of January 1, 2011, we and were in a net asset position of approximately $550 thousand, including approximately $250 thousand cash on deposit with our commodities broker.   The net asset position on January 1, 2011 is included in other current assets in the accompanying consolidated balance sheet as of that date as it relates to open contracts with scheduled prompt dates in 2011.

As of January 2, 2010, we did not have cash on deposit with our commodities broker related to funding of margin calls on open forward contracts for the purchase of aluminum.  The net asset position of $0.5 million on January 2, 2010 is included in other current assets in the accompanying consolidated balance sheet as of that date as it relates to open contracts with scheduled prompt dates in 2010.

For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

Financial instruments

Our financial instruments, not including derivative financial instruments discussed in Note 11, include cash, accounts and notes receivable, and accounts payable whose carrying amounts approximate their fair values due to their short-term nature.  Our financial instruments also include long-term debt.  Based on bid prices for our debt, the fair value of our long-term debt was approximately $48 million at January 1, 2011 and $51 million at January 2, 2010, compared to a carrying value of $50 million and $68 million at January 1, 2011 and January 2, 2010, respectively.

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

We maintain our cash with a single financial institution. The balance exceeds federally insured limits. At January 1, 2011 and January 2, 2010, such balance exceeded the insured limit by $21.1 million and $7.2 million, respectively.

Comprehensive loss

Comprehensive loss is reported on the consolidated statements of shareholders’ equity and accumulated other comprehensive loss is reported on the consolidated balance sheets and the statement of shareholders’ equity.

Gains and losses on cash flow hedges, to the extent effective, are included in other comprehensive loss. Reclassification adjustments reflecting such gains and losses are ratably recorded in income in the same period as the hedged items affect earnings. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 11.

Stock compensation

We use a fair-value based approach for measuring stock-based compensation and, therefore, record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Our Company’s awards vest based only on service conditions and compensation expense is recognized on a straight-line basis for each separately vesting portion of an award.  Share-based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. We recorded compensation expense for stock based awards of $2.3 million before income tax, or $0.04 per diluted share after-tax effect, $0.5 million before income tax, or $0.01 per diluted share after-tax effect, and $0.8 million before tax, or $0.03 per diluted share after-tax effect, in the years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

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

Net loss per common share

We present basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents.  We follow the “two class” method  of accounting for earnings per share due to the fact that our unvested restricted stock awards are participating securities.

 Our weighted average shares outstanding excludes underlying options of  6.6 million, 1.2 million and 1.6 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively, because their effects were anti-dilutive.

Both the 2010 and 2008 rights offerings closed with shares of stock being issued at a price lower than the fair value of the stock, which created a bonus element similar in nature to a stock dividend.  Accordingly, weighted average basic and diluted shares outstanding prior to the 2010 rights offering as well as the 2008 rights offering were restated to show the number of common shares outstanding immediately prior to the rights offering multiplied by the following factor: (fair value per share immediately prior to the exercise of the rights)/(theoretical ex-rights fair value per share). Theoretical ex-rights fair value per share was computed by adding the aggregate fair value of the shares immediately prior to the exercise of the rights to the proceeds expected from the exercise of the rights and dividing by the number of shares outstanding after the exercise of the rights.

Basic and diluted earnings per share for the years ended January 2, 2010, and January 3, 2009 were reduced by $0.01 and $0.14, respectively, as a result of the bonus element in the 2010 rights offering.  Basic and diluted earnings per share for the year ended January 3, 2009 was reduced by $0.09, as a result of the bonus element in the 2008 rights offering.

The table below presents the calculation of basic and diluted earnings per share, including a reconciliation of weighted average common shares:

	Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
(in thousands, except per share amounts)
Numerator:
Net loss	$(14,495)	$(9,417)	$(163,032)

Denominator:
Weighted-average common shares - Basic	50,174	36,241	32,104
Add: Dilutive effect of stock compensation plans	-	-	-

Weighted-average common shares - Diluted	50,174	36,241	32,104

Net loss per common share:
Basic	$(0.29)	$(0.26)	$(5.08)

Diluted	$(0.29)	$(0.26)	$(5.08)

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

4. Consolidation and Restructurings

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida plant.  This consolidation is expected to be completed during the second quarter of 2011.   As a result of this consolidation, we recorded consolidation charges of $2.1 million of which $0.9 million is classified within cost of goods sold and the remaining $1.2 million is classified within the selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended January 1, 2011. Of the $2.1 million charge, approximately $0.3 million was disbursed in the fourth quarter of 2010.   The charge related primarily to employee separation costs.  The remaining $1.8 million is classified in accrued liabilities within the accompanying consolidated balance sheet as of January 1, 2011 (Note 8) and is expected to be disbursed in 2011.

On January 13, 2009, March 10, 2009, September 24, 2009 and November 12, 2009, we announced restructurings as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructurings resulted in a decrease in our workforce of approximately 260 in the first quarter, 80 in the second quarter and 140 in the fourth quarter for a total of 480 employees in both Florida and North Carolina.  As a result of the restructurings, we recorded restructuring charges of $5.4 million in the accompanying consolidated statement of operations for the year ended January 2, 2010, of which $3.1 million is classified within cost of goods sold with $1.4 million charged in the first quarter, $0.5 million in the third quarter and $1.2 million in the fourth quarter. The remaining $2.3 million is classified within selling, general and administrative expenses of which $1.6 million is charged in the first quarter, $0.4 million in the second quarter and $0.3 million in the fourth quarter in the accompanying consolidated statement of operations for the year ended January 2, 2010.  The charge related primarily to employee separation costs.  Of the $5.4 million, $2.6 million was disbursed in the first quarter of 2009, $0.3 million in the second quarter, $0.4 million in the third quarter and $1.2 million in the fourth quarter.  The remaining $0.9 million is classified within accrued liabilities in the accompanying consolidated balance sheet as of January 2, 2010 (Note 8) and was disbursed in 2010.

On March 4, 2008, we announced a restructuring as a result of continued analysis of our target markets, internal structure, projected run-rate, and efficiency.  The restructuring resulted in a decrease in our workforce of approximately 300 employees and included employees in both Florida and North Carolina.  As a result of the restructuring, we recorded a restructuring charge of $2.1 million in 2008, of which $1.1 million is classified within cost of goods sold and $1.0 million is classified within selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended January 3, 2009.  The charge related primarily to employee separation costs.  Of the $2.1 million, $1.8 million was disbursed in the first quarter of 2008 and $0.3 million was disbursed in 2009.

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

The following table provides information with respect to the accrual for restructuring costs:

	Beginning of Year	Charged to Expense	Disbursed in Cash	End of Year
(in thousands)
Year ended January 1, 2011:
2009 Restructuring	$898	$-	$(898)	$-
2010 Consolidation	-	2,053	(241)	1,812
For the year ended January 1, 2011	$898	$2,053	$(1,139)	$1,812

Year ended January 2, 2010:
2008 Restructuring	$332	$-	$(332)	$-
2009 Restructuring	-	5,395	(4,497)	898
For the year ended January 2, 2010	$332	$5,395	$(4,829)	$898

Year ended January 3, 2009:
2007 Restructuring	$850	$-	$(850)	$-
2008 Restructuring	-	2,131	(1,799)	332
For the year ended January 3, 2009	$850	$2,131	$(2,649)	$332

5. Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of:

	January 1,	January 2,
	2011	2010
	(in thousands)

Land	$3,604	$3,804
Buildings and improvements	42,707	47,700
Machinery and equipment	50,056	49,063
Vehicles	5,674	5,915
Software	12,250	11,367
Construction in progress	953	511

	115,244	118,360
Less accumulated depreciation	(62,381)	(53,256)

	$52,863	$65,104

6.  Acquisition

Pursuant to an asset purchase agreement by and between Hurricane Window and Door Factory, LLC (“Hurricane”) of Ft. Myers, Florida, and our operating subsidiary, PGT Industries, Inc., effective on August 14, 2009, we acquired certain operating assets of Hurricane for approximately $1.5 million in cash.

The purchase price paid was allocated to the assets acquired based on their estimated fair value on August 14, 2009.  The assets acquired included Hurricane’s inventory, comprised almost entirely of raw materials, and property and equipment, primarily comprised of machinery and other manufacturing equipment.  We also acquired the right to use Hurricane’s design technology and other intellectual property through the end of 2010 and the option to purchase such design technology and other intellectual property at any time through the end of 2010.  The allocation of the $1.5 million cash purchase price to the fair value of the assets acquired as of the August 14, 2009 acquisition date is as follows:

(in thousands)	Fair Values
Inventory	$254
Property and equipment	623
Identifiable intangibles	575
Net assets acquired	1,452
Purchase price	1,452
Goodwill	$-

The value of inventory was established based on then current purchase prices of identical materials available from Hurricane’s existing vendors.  The value of property and equipment was established based on Hurricane’s net carrying values which we determined to approximate fair value due to, among other things, the assets having been in service for less than one year.  We engaged a third-party valuation specialist to assist us in estimating the fair value of the identifiable intangible assets consisting of the right to use Hurricane’s design technology and the related purchase option.  The fair value of the identifiable intangible assets was estimated using an income approach based on projections provided by management, which we consider to be Level 3 inputs. The carrying value of the intangible assets is $0.0 million at January 1, 2011 and $0.4 million at January 2, 2010 and is included in other intangible assets, net in the accompanying balance sheet.  The intangible assets were amortized on the straight-line basis over their estimated lives of approximately 1.4 years through the end of 2010.  Amortization expense of $0.4 million and $0.2 million is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the years ended January 1, 2011 and January 2, 2010.  Acquisition costs of less than $0.1 million are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended January 2, 2010.  Hurricane’s operating results prior to the acquisition were insignificant.

On December 17, 2010 we exercised our option and acquired the intellectual property assets of Hurricane Window and Door Technologies, LLC of Fort Myers, FL.  With this acquisition, we acquired, among other things, all of the intellectual property underlying its PremierVue line of vinyl impact-resistant windows and doors for the single- and multi-family residential markets.   The purchase price was $2.8 million of which $2.6 million was paid at closing, the remainder is expected to be paid during 2011 and is included in accrued liabilities in the accompanying balance sheet as of January 1, 2011.  The carrying value of the intangible assets is included in other intangible assets, net, in the accompanying balance sheet at January 1, 2011.  The intangible assets are being amortized on the straight-line basis over their estimated useful lives of approximately 3 years.  Amortization expense of less than $0.1 million is included in selling, general and administrative expenses in the accompanying statement of operations for the year ended January 1, 2011.

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets are as follows as of:

	January 1,	January 2,	Useful Life
	2011	2010	(in years)
	(in thousands)
Goodwill	$-	$-	indefinite

Other intangible assets:
Trademarks	$44,400	$44,400	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(38,562)	(32,992)

Subtotal	17,138	22,708

Hurricane technology	575	575	1.4
Less: Accumulated amortization	(575)	(161)
Subtotal	-	414

Hurricane intellectual assets	2,797	-	3
Less: Accumulated amortization	(44)	-
	2,753	-

Other intangible assets, net	$64,291	$67,522

Goodwill

As a result of the impairment indicators related to the weakness in the housing market, which we concluded resulted in the prolonged decline in our market capitalization as compared to our book value, during the second quarter of 2008, we updated the first step of our goodwill impairment test and determined that its carrying value exceeded its fair value, indicating that goodwill was impaired.  Having determined that goodwill was impaired, we then began performing the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities, other than goodwill (including both recognized and unrecognized intangible assets), and comparing it to the carrying amount of goodwill.  As a result of this process, we recorded a $92.0 million estimated goodwill impairment charge in the second quarter of 2008.  During the third quarter of 2008, we completed the second step of the goodwill impairment test and, as a result, recorded an additional $1.3 million goodwill impairment charge.

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

After impairment charges totaling $18.1 million in 2008, intangible assets not subject to amortization totaled $44.4 million at January 3, 2009. No additional impairment was recorded during the years ended January 1, 2011 and January 2, 2010.

In estimating fair value, the method we use requires us to make assumptions, the most material of which are net sales projections attributable to products sold with these trademarks, the anticipated royalty rate we would pay if the trademarks were not owned (as a percent of net sales), and a weighted average discount rate.  These assumptions are subject to change based on changes in the markets in which these products are sold, which impact our projections of future net sales and the assumed royalty rate.  Factors affecting the weighted average discount rate include assumed debt to equity ratios, risk-free interest rates and equity returns, each for market participants in our industry.  Our year-end test of trademarks, performed as of January 1, 2011, utilized a weighted average royalty rate of 4.0% and a discount rate of 16.8%.  Net sales used in the analysis were based on historical experience and a modest growth in future years.  As of January 1, 2011, the estimated fair value of the trademarks exceeded book value by approximately 15%, or $6.6 million.  We believe our projected sales are reasonable based on available information regarding our industry.  We also believe the royalty rate is appropriate and could improve over time based on market trends and information, including that which is set forth above.  The weighted average discount rate was based on current financial market trends and will remain dependent on such trends in the future.  Absent offsetting changes in other factors, a 1% increase in the discount rate would decrease the estimated fair value of our trademarks by approximately $3.6 million but would not result in an impairment.

Amortizable Intangible Assets

As a result of the impairment indicators described above, during the second quarter of 2008 and again as of January 3, 2009, October 3, 2009 and January 2, 2010, we tested our amortizable intangible assets, which are our customer relationships and Hurricane intellectual assets, for impairment by comparing the estimated future undiscounted net cash flows expected to be generated by the asset group containing these assets to their carrying values and determined that there was no impairment.  No impairment testing was performed during the year ended January 1, 2011, due to the fact that there were no triggering events.

Estimated amortization of our customer relationships and Hurricane intellectual assets is as follows for future fiscal years:

(in thousands)

2011	$6,502
2012	6,502
2013	6,459
2014	428

Total	$19,891

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	January 1,	January 2,
	2011	2010
	(in thousands)

Accrued payroll and benefits	$4,735	$2,950
Accrued warranty	2,540	2,550
Accrued consolidation/restructuring costs	1,812	898
Provision for loss contract	215	875
Accrued health claims insurance payable	711	846
Accrued property tax	695	801
Other	1,009	928

	$11,717	$9,848

Other accrued liabilities are comprised primarily of unearned revenue related to customer deposits, state sales taxes and customer rebates.

9. Long-Term Debt

Long-term debt consists of the following:

	January 1,	January 2,
	2011	2010
	(in thousands)

Tranche A2 term note payable to a bank with a payment of
of $131,579 due November 14, 2011. A lump sum payment
of $49.9 million is due on February 14, 2012. Interest is
payable quarterly at LIBOR or the prime rate plus an
applicable margin. At January 1, 2011, the average rate was
2.75% plus a margin of 4.00%.	$50,000	$68,000

Obligations under capital leases	163	268

	50,163	68,268
Less current portion of long-term debt and capital leases	(245)	(105)

	$49,918	$68,163

On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility was composed of a $30 million revolving credit facility and, initially, a $205 million first lien term loan. As of January 1, 2011, there was $22.3 million available under the revolving credit facility.

On December 24, 2009, we announced that we entered into a third amendment to the credit agreement.  The amendment, among other things, provides a leverage covenant holiday for 2010, increases the maximum leverage amount for the first quarter of 2011 to 6.25 times (then dropping 0.25X per quarter from the second quarter until the end of the term), extends the due date on the revolver loan until the end of 2011, increases the applicable rate on any outstanding revolver loan by 25 basis points, and sets a base rate floor of 4.25%.  The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $17 million of term loan under the credit agreement no later than March 31, 2010, of which no more than $2 million was permitted to come from cash on hand.  In December 2009, the Company used cash generated from operations to prepay $2 million of outstanding borrowings under the credit agreement.  Using proceeds from the 2010 rights offering, the Company made an additional prepayment of $15 million on March 17, 2010, bringing total prepayments of debt at that time to $17 million as required under the amended credit agreement. See Note 16 for a discussion of the 2010 rights offering. Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 50 basis points of the then outstanding balance of the term loan and the revolving commitment under the credit agreement of $100 million, the amendment became effective on March 17, 2010.  Fees paid to the administrative agent and lenders totaled $1.0 million, of which $0.9 million are deferred financing fees and are being amortized using the effective interest method over the remaining term of the credit agreement.

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

On April 30, 2008, we announced that we entered into a second amendment to the credit agreement.  The amendment, among other things, relaxed certain financial covenants through the first quarter of 2010, increased the applicable rate on loans and letters of credit, and set a LIBOR floor.  The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $30 million of loans under the credit agreement no later than August 14, 2008, of which no more than $15 million was permitted to come from cash on hand.  In June 2008, the Company used cash generated from operations to prepay $10 million of outstanding borrowings under the credit agreement.  Using proceeds from the rights offering, the Company made an additional prepayment of $20 million on August 11, 2008, bringing total prepayments of debt at that time to $30 million as required under the amended credit agreement. See Note 16 for a discussion of the rights offering. Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 25 basis points of the then outstanding balance under the credit agreement of $100 million, the amendment became effective on August 11, 2008.  Fees paid to the administrative agent and lenders totaling $0.6 million and were deferred and the unamortized balance of  $0.1 million and $0.3 million is included in other assets on the accompanying consolidated balance sheet as of January 1, 2011 and January 2, 2010, respectively.  Such fees are being amortized on an effective interest method basis over the remaining term of the credit agreement.

Under the second amendment, the first lien term loan bore interest at a rate equal to an adjusted LIBOR rate plus a margin ranging from 3.5% per annum to 5% per annum or a base rate plus a margin ranging from 2.5% per annum to 4.0% per annum, at our option.  The margin in either case was dependent on our leverage ratio.  The loans under the revolving credit facility bore interest at a rate equal to an adjusted LIBOR rate plus a margin depending on our leverage ratio ranging from 3.0% per annum to 4.75% per annum or a base rate plus a margin ranging from 2.0% per annum to 3.75% per annum, at our option.  The amendment established a floor of 3.25% for adjusted LIBOR.  Prior to the effectiveness of the amendment, the first lien term loan bore interest at a rate equal to an adjusted LIBOR rate plus 3.0% per annum or a base rate plus 2.0% per annum, at our option. The loans under the revolving credit facility bore interest initially, at our option, at a rate equal to an adjusted LIBOR rate plus 2.75% per annum or a base rate plus 1.75% per annum, and the margins above LIBOR and base rate could have declined to 2.00% for LIBOR loans and 1.00% for base rate loans if certain leverage ratios were met.

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

As of January 1, 2011, there was $22.3 million available under our $25.0 million revolving credit facility.  Contractual future maturities of long-term debt and capital leases outstanding as of January 1, 2011 are as follows (in thousands):

2011	$245
2012	49,918

Total	$50,163

During 2010, we prepaid $18.0 million of long-term debt with cash generated from operations and from the net proceeds of the rights offering which totaled $27.3 million. See Note 16.  During 2009, we prepaid $22.0 million of long term debt with cash from operations and cash on hand.

On an annual basis, we are required to compute excess cash flow, as defined in our credit and security agreement with the bank. In periods where there is excess cash flow, we are required to make prepayments in an aggregate principal amount determined through reference to a grid based on the leverage ratio. No such prepayments were required for the years ended January 1, 2011 and January 2, 2010. The term note and line of credit require that we also maintain compliance with certain restrictive financial covenants, the most restrictive of which requires us to maintain a total leverage ratio, as defined in the credit agreement, as amended, of not greater than certain predetermined amounts. We believe that we were in compliance with all restrictive financial covenants as of January 1, 2011.

10. Interest Expense

Interest expense, net consisted of the following (in thousands):

	Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009

Long-term debt	$4,031	$5,780	$8,394
Debt fees	422	475	444
Amortization of deferred financing costs	773	561	724
Interest Income	(72)	(53)	(165)

Interest expense	5,154	6,763	9,397
Capitalized interest	(31)	(65)	(114)

Interest expense, net	$5,123	$6,698	$9,283

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

As of January 1, 2011, the fair value of our aluminum forward contracts was in a net asset position of approximately $550 thousand including $250 thousand of  cash on deposit with our commodities broker. We had 18 outstanding forward contracts for the purchase of 2.6 million pounds of aluminum at an average price of $1.00 per pound with maturity dates of between less than one month and 12 months through December 2011.  We assessed the risk of non-performance of the counter-party to these contracts and recorded an immaterial adjustment to fair value as of January 1, 2011.

As of January 1, 2011, we had entered into six zero cost collars with a ceiling of $2,700 per metric ton and a concurrent floor at $2,295 per metric ton that hedge 10% of our 2011 anticipated needs. Should prices fall within the range upon settlement, there is no cost to the collars.  If aluminum is above $2,700 per metric ton we would be able to purchase at $2,700 per ton.  If aluminum is below $2,295 per metric ton we would be required to purchase at $2,295 per metric ton.  As of January 1, 2011 aluminum is priced between our ceiling and floor and the net fair value was insignificant.

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

The fair value of our aluminum hedges are classified in the accompanying consolidated balance sheets as follows (in thousands):

		January 1,	January 2,
		2011	2010

Derivatives in a net asset (liability) position	Balance Sheet Location
Hedging instruments:
Aluminum forward contracts	Other Current Assets	$300	$512
Cash on deposit related to payments of margin calls	Other Current Assets	250	-

Total hedging instruments		$550	$512

Aluminum forward contracts identical to those held by us trade on the London Metal Exchange (“LME”).  The LME provides a transparent forum and is the world's largest center for the trading of futures contracts for non-ferrous metals.  The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle.  Based on this high degree of volume and liquidity in the LME, the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time we believe represents a contract's exit price to be used for purposes of determining fair value.  We categorize these aluminum forward contracts as being valued using Level 2 inputs as follows:

	Fair Value Measurements at Reporting Date
	of Asset (Liability) Using:
		Quoted Prices in Active	Significant Other Observable	Significant Unobservable
	January 1,	Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Forward contracts for aluminum	$300	$-	$300	$-
Cash on deposit related to payments of margin calls	250
Forward contracts for aluminum, net asset	$550

		Quoted Prices in Active	Significant Other Observable	Significant Unobservable
	January 2,	Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Forward contracts for aluminum	$512	$-	$512	$-
Cash on deposit related to payments of margin calls	-
Forward contracts for aluminum, net liability	$512

Our aluminum hedges qualify as highly effective for reporting purposes.  For the years ended January 1, 2011, January 2, 2010, and January 3, 2009, the ineffective portion of the hedging instruments was not significant. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item.  At January 1, 2011, these contracts were designated as effective. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. For the years ended January 1, 2011, January 2, 2010, and January 3, 2009, no amounts were reclassified to earnings because it was probable that the original forecasted transaction would not occur. The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive income, net of tax, is $0.3 million as of January 1, 2011, all of which is expected to be reclassified into earnings in 2011.

Interest Rate Swap Agreements

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

The following represents the gains (losses) on derivative financial instruments for the years ended January 1, 2011, January 2, 2010 and January 3, 2009  and their classifications within the accompanying consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	Year Ended				Year Ended
	Jan 1,	Jan 2,	Jan. 3,		Jan 1,	Jan 2,	Jan. 3,
	2011	2010	2009		2011	2010	2009

Aluminum contracts	$38	$1,373	$(3,938)	Cost of sales	$231	$(3,338)	$(320)
Interest rate swap	-	-	74		-	-	-

	$38	$1,373	$(3,864)		$231	$(3,338)	$(320)

	Derivatives in Cash Flow Hedging Relationships
				Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)

					Year Ended
					Jan 1,	Jan 2,	Jan. 3,
					2011	2010	2009

Aluminum contracts				Other income or other expense	$19	$(37)	$-

					$19	$(37)	$-

12. Income Taxes

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the “Income Tax Allocation”). Accordingly, for the year ended January 2, 2010, we recorded an income tax benefit of $5.6 million, including a non-cash income tax benefit of $1.8 million on the loss from continuing operations, with an offsetting non-cash income tax expense of $1.8 million on other comprehensive income. Our overall tax provision was not impacted by this tax allocation.

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Current:
Federal	$77	$(3,739)	$(897)
State	-	(32)	37

	77	(3,771)	(860)
Deferred:
Federal	-	(1,527)	(24,064)
State	-	(286)	(3,865)

	-	(1,813)	(27,929)

Income tax expense (benefit)	$77	$(5,584)	$(28,789)

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.0%	4.0%	4.0%
Impairment of non-deductible goodwill	-	-	(21.5%)
Income Tax Allocation	-	12.1%	-
Other	(0.4%)	(2.7%)	(0.2%)
Non-deductible expenses	(0.3%)	(2.0%)	-
Manufacturing deduction	-	-	-
State tax credits	(2.7%)	0.3%	0.1%
Valuation allowance on deferred tax assets	(36.1%)	(9.5%)	(2.4%)

	(0.5%)	37.2%	15.0%

Our effective combined federal and state tax rate was (0.5%), 37.2% and 15.0% for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.  The (0.5%) tax rate in 2010 results from the difference between the provision recorded as of January 2, 2010 and the actual carry-back filed in 2010. The 37.2% tax rate in 2009 relates primarily to a loss carry-back receivable of approximately $3.7 million related to legislation allowing companies to carry-back 2009 or 2008 losses up to 5 years, as well as an income tax allocation of $1.8 million between current operations and other comprehensive income. All other deferred tax assets created in 2009 were fully reserved with additional valuation allowances.  The 15.0%  effective tax rate in 2008 resulted from the tax effects totaling $41.3 million related to the write-off of the non-deductible portion of goodwill and $4.6 million related to the valuation allowance on deferred tax assets recorded in the fourth quarter of 2008. Excluding the effects of these items, our 2010, 2009 and 2008 effective tax rates would have been 35.6%, 34.6%, and 39.0%, respectively.

Deferred income taxes reflect the net tax effects of temporary difference between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax liability are as follows as of:

	January 1,	January 2,
	2011	2010
	(in thousands)
Deferred tax assets:
Goodwill	$10,441	$12,529
State and federal net operating loss carryforwards	5,115	2,778
Accrued warranty	1,600	1,576
Compensation expense	1,647	800
Allowance for doubtful accounts	685	680
Obsolete inventory	747	543
State tax credits	-	381
AMT tax credits	287	244
Other accruals	1,075	1,357
Valuation allowance	(10,968)	(5,651)

Total deferred tax assets	$10,629	$15,237

Deferred tax liabilities:
Other indefinite lived intangible assets	$17,315	$17,315
Amortizable intangible assets	6,466	8,783
Property, plant and equipment	4,046	6,254
Derivative financial instruments	117	200

Total deferred tax liabilities	$27,944	$32,552

The amount of goodwill deductible for tax purposes was $63.8 million at the time of the 2004 acquisition, of which, $26.8 million and $32.1 million was unamortized as of January 1, 2011 and January 2, 2010, respectively.

The following table shows the current and noncurrent deferred tax assets (liabilities), recorded on our consolidated balance sheets:

	January 1,	January 2,
	2011	2010
	(in thousands)
Current deferred tax (liabilities) assets, net	$(185)	$622
Noncurrent deferred tax liabilities, net	(17,130)	(17,937)
Total deferred tax liabilities, net	$(17,315)	$(17,315)

In 2008, we established a valuation allowance with respect to the net deferred tax assets, excluding the $17.3 million deferred tax liability related to trademarks, totaling $6.0 million at January 3, 2009.  Driven by the goodwill and other intangible impairment charges recorded in 2008 totaling $187.7 million, our cumulative losses over the last three fiscal years, in addition to the significant downturn in our primary industry of home construction, led us to conclude that sufficient negative evidence exists that it is deemed more likely than not future taxable income will not be sufficient to realize the related income tax benefits.  Of the $6.0 million valuation allowance at January 3, 2009, $1.4 million has been allocated to other comprehensive loss in the accompanying consolidated balance sheet at that date to offset the tax benefit that was recorded in other comprehensive loss for fiscal 2008.  The remaining $4.6 million of the valuation allowance at January 3, 2009 was recorded as deferred tax expense in the accompanying consolidated statement of operations for the year ended January 3, 2009.   We also established a valuation allowance for net deferred tax assets created in 2010 and 2009.

We estimate that we have $12.3 million of federal net operating loss carryforwards and $35.9 million of state operating loss carryforwards expiring at various dates through 2030.

We adopted the standards related to the Income Tax topic of the Codification, specifically, as it relates to uncertain tax positions on January 1, 2007.  We did not recognize any material liability for unrecognized tax benefits in conjunction with our implementation and there were no changes to our unrecognized tax benefits during 2008, 2009, or 2010. However, should we accrue for such liabilities when and if they arise in the future we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

13. Commitments and Contingencies

We lease production equipment, vehicles, computer equipment, storage units and office equipment under operating leases expiring at various times through 2014. Lease expense was $2.3 million, $2.5 million and $2.6 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively. Future minimum lease commitments for non-cancelable operating leases are as follows at January 1, 2011 (in thousands):

2011	$1,038
2012	512
2013	388
2014	218
2015	46

Total	$2,202

Through the terms of certain of our leases, we have the option to purchase the leased equipment for cash in an amount equal to its then fair market value plus all applicable taxes.

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs.  If these programs were cancelled by us, we would be required to pay $1.4 million for various materials.  During the years ended January 1, 2011, January 2, 2010 and January 3, 2009, we made purchases under these programs totaling $63.0 million, $55.6 million and $76.3 million, respectively.

At January 1, 2011, we had $2.7 million in standby letters of credit related to our worker’s compensation insurance coverage and commitments to purchase equipment of $0.1 million.

We are a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of those proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on our operations, financial position or cash flows.

14. Employee Benefit Plans

We have a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. Through the end of 2007, we agreed to make matching contributions of 100% of the employee’s contribution up to 3% of the employee’s salary. Effective the first day of our 2008 fiscal year, we suspended the matching contributions portion of the 401(k) plan until such time that management of the Company having the authority to do so determined to reinstate some or all of the matching contribution. For the years ended January 1, 2011 and January 2, 2010 there was no company matching contribution.  For the year ended January 3, 2009, based on certain performance metrics of our Company evaluated by management, the Company’s management and Board of Directors determined to match employee contributions made in 2008 at a rate of up to 0.5% of the employee’s salary. Company contributions and earnings thereon vest at the rate of 20% per year of service with us when at least 1,000 hours are worked within the Plan year. We recognized no expense for the years ended January 1, 2011 and January 2, 2010 and expense of $0.2 million for the year ended January 3, 2009.

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

15. Related Parties

In the ordinary course of business, we sell windows to Builders FirstSource, Inc., a company controlled by affiliates of JLL Partners, Inc. One of our directors, Floyd F. Sherman, is the president, chief executive officer, and a director of Builders FirstSource, Inc. In addition, Paul S. Levy, Ramsey A. Frank, and Brett N. Milgrim, who all are affiliated with JLL Partners, Inc., are directors of Builders FirstSource, Inc. Total net sales to Builders FirstSource, Inc. were $2.8 million, $3.1 million and $2.7 million for the years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively.  As of January 1, 2011, January 2, 2010 and January 3, 2009 there was $0.3 million, $0.4 million and $0.2 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

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

The rights offering was fully subscribed resulting in the Company distributing all 7,082,687 shares of its common stock available, including 6,157,586 shares under the basic subscription privilege and 925,101 under the over-subscription privilege, representing an 86.9% basic subscription participation rate.  There were requests for 4,721,763 shares under the over-subscription privilege representing an allocation rate of 19.6% to each over-subscriber for the 925,101 shares available in the over subscription.  Of the 7,082,687 shares issued, 4,295,158 shares were issued to JLL, the Company’s majority shareholder, including 3,615,944 shares issued under the basic subscription privilege and 679,214 shares issued under the over-subscription privilege.  Prior to the rights offering, JLL held 14,463,776 shares, or 51.1%, of the Company’s outstanding common stock.  With the completion of the rights offering, we have 35,413,438 total shares of common stock outstanding of which JLL holds 53.0%.  Net proceeds of $29.3 million from the rights offering were used to repay a portion of the outstanding indebtedness under our amended credit agreement.  See Note 9.

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

In conjunction with the 2004 Plan we granted option shares at various times in 2004 and 2005 at an exercise price of $8.64 per share.  These options have a ten-year life and fully vest after five years.  No options or restricted share awards were granted under the 2004 Plan during 2008, 2009 or 2010.  There were 838,887, 1,064,389 and 1,958,606 shares available for grant under the 2004 Plan at January 3, 2009, January 2, 2010, and January 1, 2011 respectively.

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

2010 Equity Exchange

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

The equity awards that the designated employees submitted for cancellation in the Equity Exchange included 621,778 options to purchase common stock with exercise prices that ranged from $3.09 to $8.64, and 314,175 shares of unvested restricted stock.  As of April 6, 2010, the options subject to the Equity Exchange had an aggregate value of $0.3 million, calculated using the Black-Scholes Method of option pricing.  The total amount of new stock options issued on April 6, 2010, under this exchange was 3,692,433.  These options vest over five years with one-fifth vesting on each of the anniversary dates beginning April 6, 2011, and have an exercise price of $2.00, based on the NASDAQ market price of the underlying common stock on the close of business on April 5, 2010.  Stock compensation expense for these options is being recorded based on the incremental compensation cost as calculated by the excess of the fair value of modified award over the fair value of the cancelled award immediately before the cancellation and reissue.

2010 Issuer Tender Offer

The Issuer Tender Offer provided an opportunity to exchange certain outstanding equity awards granted under our equity plans to seventeen employees of the Company for options to be granted under the Amended and Restated 2006 Plan with a new term, new vesting schedule, and new exercise price.  All eligible employees accepted this offer.

The options subject to the Issuer Tender Offer covered an aggregate of 409,143 shares of common stock  including shares described in “the Repricing” below, Company and had an aggregate value of $0.2 million calculated using the Black-Scholes option pricing model.  The total amount of new stock options issued on April 6, 2010, pursuant to the Issuer Tender Offer was 409,143.  These options vest over five years with one-fifth vesting on each of the anniversary dates beginning April 6, 2011, and have an exercise price of $2.00, based on the NASDAQ market price of the underlying common stock on the close of business on April 5, 2010.  Stock compensation expense for these options is being recorded based on the incremental compensation cost as calculated by the excess of the fair value of modified award over the fair value of the cancelled award immediately before the cancellation and reissue.

New Issuances
In April 2010, we issued 1,401,376 options to certain directors and non-executive employees of the Company.  These options vest at various time periods through April 2015 and have a weighted average exercise price of $1.99 based on the NASDAQ market price of the underlying common stock on the close of business on the day the options were granted.

2008 Repricing

On March 6, 2008, the Board of Directors of the Company approved, subject to stockholder approval, the cancellation and termination of the option agreements of seven employees of the Company, and the grant of replacement options under our 2006 Equity Incentive Plan.

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

Stock options originally granted to purchase 317,374 shares of our common stock, with an exercise price that ranged from $10.15 to $14.00 per share,  were cancelled and replaced with options to purchase an equal number of shares, at an exercise price of $3.09 per share, which was the closing price on the NASDAQ Global Market of the Company’s common stock on March 5, 2008, the day before the date on which the Board of Directors of the Company granted the replacement options and the designated employees executed the replacement option agreements. The replacement options were exercisable with respect to one third of the shares (rounded to the nearest whole share) on each of the first, second, and third anniversaries of March 6, 2008.  Stock compensation expense for these options is being recorded based on the incremental compensation cost as calculated by the excess of the fair value of modified award over the fair value of the cancelled award immediately before the cancellation and reissue.

 In conjunction with the 2006 Plan we issued option shares at various exercise prices per share ranging from $0.92 to $4.00, as well as restricted stock awards.  There were 2,423,294, 1,989,774 and 1,127,310 shares available for grant under the 2006 Plan at January 3, 2009, January 2, 2010, and January 1, 2011, respectively.

The compensation cost that was charged against income for stock compensation plans was $2.3 million, $0.5 million and $0.8 million for the years ended January 1, 2011, January 2, 2010,  and January 3, 2009 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no income tax benefit recognized for share-based compensation for the years ended January 1, 2011, January 2, 2010 and January 3, 2009 as a result of the valuation allowance on deferred taxes. We currently expect to satisfy share-based awards with registered shares available to be issued.

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the 2006 Plan in the following years:

2010: dividend yield of 0%, expected volatility of 75.0%, risk-free interest rate of 2.7%, and expected life of 5 years.

2009: dividend yield of 0%, expected volatility of 73.2%, risk-free interest rate of 1.7%, and expected life of 5 years.

2008: dividend yield of 0%, expected volatility of 49.9%, risk-free interest rate of 2.6%, and expected life of 5 years.

The expected life of options granted represents the period of time that options granted are expected to be outstanding and was determined based on historical experience. Prior to 2008, expected volatility was based on the average historical volatility of a peer group of nine public companies over the past seven years, which were selected on the basis of operational and economic similarity with the principal business operations of ours. In 2008, we changed our measure of expected volatility to be based solely on the Company’s common stock as we believe due to current market conditions implied volatility is no longer a reasonable indicator of future volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on U.S. Treasury yield for instruments with a maturity equal to the life of the option in effect at the time of grant.

Stock Options

A summary of the status of our stock options as of January 1, 2011, and the changes during fiscal 2010 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at January 2, 2010	2,335,569	$ 4.40
Granted	5,502,952	$ 2.00
Exercised	-	$ -
Forfeited/Expired	(1,207,813)	$ (7.20)
Outstanding at January 1, 2011	6,630,708	$ 1.90	8.2 Yrs

Exercisable at January 1, 2011	1,287,506	$ 1.64	4.7 Yrs

Options granted in 2010 have a 10-year contractual life and vest on a straight-line basis over a weighted average of 4.5 years.

The following table summarizes information about employee stock options outstanding at January 1, 2011 (dollars in thousands, except per share amounts):

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value

$0.38	3.1 Years	75,596	$157	75,596	$157
$1.51	3.1 Years	790,742	743	790,742	743
$8.64	3.4 Years	22,510	-	22,510	-
$0.92	5.1 Years	284,711	436	94,906	145
$2.00	9.2 Years	4,771,680	2,147	-	-
$1.98	9.2 Years	685,469	322	303,752	143

		6,630,708	$3,805	1,287,506	$1,188

The weighted-average fair value of options granted during the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009 was $1.25, $0.56, and $1.35, respectively.  The aggregate intrinsic value of options outstanding and of options exercisable as of January 1, 2011 was $3.8 million and $1.2 million, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of January 2, 2010 was $0.9 million and $0.6 million, respectively.  The aggregate intrinsic value of options outstanding and of options exercisable as of January 3, 2009 was $0.1 million and $0.1 million, respectively.   The total fair value of options vested during the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009 was $0.4 million, $0.5 million and $0.2 million, respectively.

For the fiscal years ended January 1, 2011 and January 2, 2010, there were no exercises of stock options and therefore no proceeds received or tax benefits recognized.  For the fiscal year ended January 3, 2009 we received $0.2 million, in proceeds from the exercise of 479,417 stock options for which there was no tax benefit realized.  The aggregate intrinsic value of stock options exercised during the fiscal year ended January 3, 2009 was $1.2 million.

As of January 1, 2011, there was $3.2 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted which is expected to be recognized in earnings straight-line over a weighted-average period of 2.6 years.

Non-Vested (Restricted) Share Awards

During the year ended January 1, 2011, no non-vested share awards were granted.  During the year ended January 2, 2010, we granted 340,057 non-vested share awards at a weighted average fair value of $1.03 per share.

A summary of the status of non-vested share awards as of January 1, 2011 and changes during the year then ended are presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding at January 2, 2010	366,367	$1.75
Granted	-
Vested	(16,554)	$8.79
Forfeited/Expired	(334,174)	$1.39
Outstanding at January 1, 2011	15,639	$1.85

 All of the remaining non-vested share awards granted in 2009 vest at the end of three years. As of January 1, 2011, there was $0.1 million of total unrecognized compensation cost related to non-vested share awards.  That cost is expected to be recognized in earnings on a straight-line basis over a weighted average period of 1.0 years.

18. Accumulated Other Comprehensive Loss

  The following table shows the components of accumulated other comprehensive loss for fiscal 2010, 2009 and 2008:

	Interest	Aluminum
	Rate	Forward	Valuation
(in thousands)	Swap	Contracts	Allowance	Total

Balance at December 29, 2007	$(46)	$(376)	$-	$(422)
Changes in fair value	74	(3,938)	-	(3,864)
Reclassification to earnings	-	320	-	320
Tax effect	(28)	1,410	(1,382)	-
Balance at January 3, 2009	-	(2,584)	(1,382)	(3,966)
Changes in fair value	-	1,373	-	1,373
Reclassification to earnings	-	3,375	-	3,375
Tax effect	-	(1,852)	1,852	-
Income tax allocation	-	(1,813)	-	(1,813)
Balance at January 2, 2010	-	(1,501)	470	(1,031)
Changes in fair value	-	38	-	38
Reclassification to earnings	-	(250)	-	(250)
Tax effect	-	82	(82)	-
Balance at January 1, 2011	$-	$(1,631)	$388	$(1,243)

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

Sales by product group are as follows:

	Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Product category:
WinGuard Windows and Doors	$109.3	$108.2	$151.8
Other Window and Door Products	66.4	57.8	66.8

Total net sales	$175.7	$166.0	$218.6

20. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2010 and 2009 (in thousands, except per share amounts):

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$40,515	$49,006	$47,179	$39,041
Gross profit	11,322	15,246	14,585	9,185
Net (loss) income	(2,060)	1	(207)	(12,229)
Net (loss) income per share – basic	$(0.05)	$0.00	$(0.00)	$(0.23)
Net (loss) income per share – diluted	$(0.05)	$0.00	$(0.00)	$(0.23)
Items included in the determination of net income (loss)
that may affect comparability, before tax effect:
Impairment charge	$-	$-	$-	$(5,561)
Consolidation charge	-	-	-	(2,053)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$41,514	$46,867	$41,615	$36,004
Gross profit	9,895	14,620	10,863	9,000
Net (loss) income	(6,700)	342	(3,360)	301
Net (loss) income per share – basic	$(0.19)	$0.01	$(0.09)	$0.01
Net (loss) income per share – diluted	$(0.19)	$0.01	$(0.09)	$0.01
Items included in the determination of net income (loss)
that may affect comparability, before tax effect:
Impairment charge	$-	$-	$-	$(742)
Restructuring charges	(3,002)	-	(903)	(1,490)

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

The following table illustrates the income statement classification and amounts attributable to transactions arising from the collaborative arrangements between participants for each period presented (in thousands):

	Twelve Months Ended
	January 1,	January 2,	January 3,
	2011	2010	2009

Net sales	$-	$1,449	$1,531
Cost of sales	-	(1,093)	(1,464)
Selling, general and administrative	-	(215)	(130)

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

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act as of January 1, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of January 1, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have evaluated the effectiveness of our internal control over financial reporting as of January 1, 2011. The evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
 PGT, Inc.

We have audited PGT, Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PGT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PGT, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PGT, Inc. as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended January 1, 2011, January 2, 2010 and January 3, 2009 and our report dated March 21, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants
Tampa, Florida
March 21, 2011

    Item 9B.                OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Significant Employees of the Registrant

Name	Age	Position
Rodney Hershberger	54	President, Chief Executive Officer, and Director
Jeffrey T. Jackson	45	Executive Vice President and Chief Financial Officer
Mario Ferrucci III	47	Vice President and General Counsel
David McCutcheon	45	Vice President - Glass Operations
Deborah L. LaPinska	49	Vice President - Sales and Marketing
Monte Burns	51	Vice President - NC Operations

Rodney Hershberger, President, Chief Executive Officer, and Director. Mr. Hershberger, a co-founder of PGT Industries, Inc., has served our Company for over 30 years. Mr. Hershberger was named President and Director in 2004 and became our Chief Executive Officer in March 2005.  In 2003, Mr. Hershberger became executive vice president and chief operating officer and oversaw our Company’s Florida and North Carolina operations, sales, marketing, and engineering groups. Previously, Mr. Hershberger led the manufacturing, transportation, and logistics operations in Florida and served as vice president of customer service.

Jeffrey T. Jackson, Executive Vice President and Chief Financial Officer. Mr. Jackson joined our Company as Chief Financial Officer and Treasurer in November 2005, and his current responsibilities include all aspects of financial reporting, accounting, and internal controls, cash management, human resources, our Company’s Florida and North Carolina operations, and the business planning process. Before joining our Company, Mr. Jackson spent two years as Vice President, Corporate Controller for The Hershey Company. From 1999 to 2004, Mr. Jackson was Senior Vice President, Chief Financial Officer for Mrs. Smith’s Bakeries, LLC, a division of Flowers Foods, Inc. Mr. Jackson has over seventeen years of increasing responsibility in various executive management roles with various companies, including Division Chief Financial Officer, Vice President Corporate Controller, and Senior Vice President of Operations. Mr. Jackson holds a B.B.A. from the University of West Georgia and is a Certified Public Accountant in the State of Georgia and the State of California.

Mario Ferrucci III, Vice President – General Counsel. Mr. Ferrucci joined our Company in April 2006 as Vice President and Corporate Counsel, and his current responsibilities include all aspects of the Company’s legal and compliance affairs, information systems and engineering. From 2001 to 2006, Mr. Ferrucci practiced law with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

David McCutcheon, Vice President — Glass Operations. Mr. McCutcheon joined our Company in 1997 and was appointed Vice President in 2001. His current responsibilities include all aspects of our glass operations.  Previously, Mr. McCutcheon worked for ten years for General Motors in management positions in manufacturing operations and manufacturing engineering. Mr. McCutcheon holds a B.S.E.E. from Purdue University and an M.B.A. from The Ohio State University.

Deborah L. LaPinska, Vice President — Sales and Marketing. Ms. LaPinska joined our Company in 1991. Ms. LaPinska is responsible for sales, marketing, and customer service, as well as incorporating new tools and resources to improve order processing cycle times and sales forecasting. Before she was appointed Vice President in 2003, Ms. LaPinska held the position of Director, National and International Sales. Ms. LaPinska holds a B.A. in business management from Eckerd College.

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

•
The grant of any waiver, including an implicit waiver, from a provision of one of these policies to one of these officers that relates to one or more of the items set forth in Item 406(b) of Regulation S-K.

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

Exhibit
Number                      Description

3.1
Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

3.2
Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1
Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2
Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

4.3
PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1
Second Amended and Restated Credit Agreement, including the corresponding schedules and exhibits thereto, dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 17, 2010, Registration No. 333-132365)

10.2
Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of April 30, 2008 among PGT Industries, Inc., UBS AG, Stamford Branch, as administrative agent and the Lenders, as defined therein, amending the Second Amended and Restated Credit Agreement dated as of February 14, 2006 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 1, 2008 filed with the Securities and Exchange Commission on May I, 2008, Registration No. 000-52059)

10.3
Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.5
PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6
Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7
PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.8
Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.9
Form of Employment Agreement, dated February 20, 2009, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, C. Douglas Cross, Mario Ferrucci III, Deborah L. LaPinska and David B. McCutcheon (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.10
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.11
Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.12
Market Alliance Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated February 27, 2009, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 27, 2009, filed with the Securities and Exchange Commission on March 5, 2009, Registration No. 000-52059)

10.13
Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.14
Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.15
Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.16
Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365

10.17
Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.18 23.1*
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of December 22, 2009, among PGT Industries, Inc., UBS AG, Stamford Branch, as administrative agent, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 22, 2009, filed with the Securities and Exchange Commission on December 23, 2009, Registration No. 000-52059)
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

PGT, INC.
(Registrant)

Date: March 21, 2011	/s/ RODNEY HERSHBERGER
Rodney Hershberger
President and Chief Executive Officer

Date: March 21, 2011	/s/ JEFFERY T. JACKSON
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

Signature	Title	Date
/s/ RODNEY HERSHBERGER Rodney Hershberger	President and Chief Executive Officer (Principal Executive Officer and Director)	March 21, 2011

/s/ JEFFREY T. JACKSON Jeffrey T. Jackson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2011

/s/ PAUL S. LEVY Paul S. Levy	Chairman and Director	March 21, 2011

/s/ ALEXANDER R. CASTALDI Alexander R. Castaldi	Director	March 21, 2011

/s/ RICHARD D. FEINTUCH Richard D. Feintuch	Director	March 21, 2011

/s/ RAMSEY A. FRANK Ramsey A. Frank	Director	March 21, 2011

/s/ M. JOSEPH MCHUGH M. Joseph McHugh	Director	March 21, 2011

/s/ FLOYD F. SHERMAN Floyd F. Sherman	Director	March 21, 2011

/s/ RANDY L. WHITE Randy L. White	Director	March 21, 2011

/s/ BRETT N. MILGRIM Brett N. Milgrim	Director	March 21, 2011

/s/ WILLIAM J. MORGAN William J. Morgan	Director	March 21, 2011

/s/ DANIEL AGROSKIN Daniel Agroskin	Director	March 21, 2011

APPENDIX

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO THEIR GAAP EQUIVALENTS
(unaudited - in thousands, except per share amounts)

		Year Ended
		January 1,	January 2,	January 3,
		2011	2010	2009
	Reconciliation to Adjusted Net Loss and Adjusted Net Loss per pro forma share (1):

	Net loss	$(14,495)	$(9,417)	$(163,032)
	Reconciling items:
	Goodwill and intangible impairment charges (2)	-	-	187,748
	Asset impairment charges (3)	5,561	742	-
	Consolidation/Restructuring charges (4)	2,053	5,395	2,131
	Tax effect of reconciling items	-	-	(28,313)
	Adjusted net loss	$(6,881)	$(3,280)	$(1,466)

	Weighted average shares outstanding:
	Diluted shares (5)	50,174	36,241	32,104
	Pro forma diluted shares	50,174	36,241	32,104

	Adjusted net loss per pro forma share - diluted	$(0.14)	$(0.09)	$(0.05)

	Reconciliation to EBITDA and Adjusted EBITDA:
	Net loss	$(14,495)	$(9,417)	$(163,032)
	Reconciling items:
	Depreciation and amortization expense	15,208	16,166	17,088
	Interest expense	5,123	6,698	9,283
	Income tax expense (benefit)	77	(5,584)	(28,789)
	EBITDA	5,913	7,863	(165,450)
Add:	Goodwill and intangible impairment charges (2)			187,748
	Asset impairment charges (3)	5,561	742	-
	Consolidation/Restructuring charges (4)	2,053	5,395	2,131
	Adjusted EBITDA	$13,527	$14,000	$24,429
	Adjusted EBITDA as percentage of net sales	7.7%	8.4%	11.2%

(1)
This Appendix above includes financial measures and terms not calculated in accordance with generally accepted accounting principles in the United States (GAAP).  We believe that presentation of non-GAAP measures such as adjusted net loss, adjusted net loss per share, EBITDA and adjusted EBITDA provides investors and analysts with an alternative method for assessing our operating results in a manner that enables investors and analysts to more thoroughly evaluate our current performance compared to past performance.  We also believe these non-GAAP measures provide investors with a better baseline for assessing our future earnings potential.  The non-GAAP measures included in this appendix are provided to give investors access to types of measures that we use in analyzing our results.

Adjusted net loss consists of GAAP net loss adjusted for the items included in the accompanying reconciliation.  Adjusted net loss per share consists of GAAP net loss per share adjusted for the items included in the accompanying reconciliation.  We believe these measures enable investors and analysts to more thoroughly evaluate our current performance as compared to the past performance and provide a better baseline for assessing the company’s future earnings potential.  However, these measures do not provide a complete picture of our operations.  Therefore, net loss and net loss per share, on a GAAP basis, may need to be considered to get a comprehensive view of our results.

EBITDA consists of GAAP net loss adjusted for the items included in the accompanying reconciliation.  Adjusted EBITDA consists of EBITDA adjusted for the items included in the accompanying reconciliation.  We believe that EBITDA and adjusted EBITDA provide useful information to investors and analysts about the company’s performance because they eliminate the effects of period to period changes in taxes, costs associated with capital investments and interest expense.  EBITDA and adjusted EBITDA do not give effect to the cash the company must use to service its debt or pay its income taxes and thus do not reflect the funds generated from operations or actually available for capital investments.

Our calculations of adjusted net loss, adjusted net loss per share, EBITDA and adjusted EBITDA are not necessarily comparable to calculations performed by other companies and reported as similarly titled measures.  These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP measures.

(2)
The Company completed its impairment tests in 2008, which resulted in $169.9 million non-cash charge for the impairment of goodwill and an $18.1 million non-cash impairment charge for our trademarks. The Company’s goodwill as of January 3, 2009 had zero carrying value for financial reporting purposes.

(3)	Represents the write-downs of the value of certain fixed assets of the Company.

(4)
Represents charges related to consolidation actions in 2010 and restructuring actions in 2009 and 2008. These charges relate primarily to employee separation costs. Of the $2.1 million consolidation charge in 2010, $0.9 million is included in costs of goods sold and $1.2 million is included in selling, general and administrative expenses. Of the $5.4 million restructuring charge in 2009, $3.1 million is included in cost of goods sold and $2.3 million is included in selling, general and administrative expenses. Of the $2.1 million restructuring charge in 2008, $1.1 million was included in cost of goods sold and $1.0 million was included in selling, general and administrative expenses.

(5)
 Weighted average common shares outstanding for all periods presented have been restated to give effect to the bonus element of the 2010 rights offering.  Due to the net losses in 2010, 2009 and 2008, the effect of equity compensation plans for these periods is anti-dilutive.