Form 10-Q
period 2011-04-02
PGT, Inc.
filed 2011-05-09
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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

Common Stock, $0.01 par value – 53,670,135 shares, as of May 3, 2011.

* Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(unaudited)
Net sales	$40,644	$40,515
Cost of sales	32,319	29,193

Gross margin	8,325	11,322

Selling, general and administrative expenses	13,034	11,928

Loss from operations	(4,709)	(606)

Interest expense, net	1,122	1,474
Other income	(42)	(20)

Loss before income taxes	(5,789)	(2,060)

Income tax benefit	-	-

Net loss	$(5,789)	$(2,060)

Net loss per common share:
Basic	$(0.11)	$(0.05)

Diluted	$(0.11)	$(0.05)

Weighted average shares outstanding:
Basic	53,654	39,738

Diluted	53,654	39,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	April 2,	January 1,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,492	$22,012
Accounts receivable, net	15,184	13,687
Inventories	11,403	10,535
Prepaid expenses	1,082	881
Assets held for sale	657	657
Other current assets	3,811	3,589

Total current assets	47,629	51,361

Property, plant and equipment, net	51,683	52,863
Intangible assets, net	62,665	64,291
Other assets, net	267	604

Total assets	$162,244	$169,119

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,498	$16,696
Deferred income taxes	185	185
Current portion of long-term debt and capital lease obligations	50,115	245

Total current liabilities	64,798	17,126

Long-term debt and capital lease obligations	20	49,918
Deferred income taxes	17,130	17,130
Other liabilities	2,291	1,903

Total liabilities	84,239	86,077

Commitments and contingencies (Note 11)	-	-

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	-	-
Common stock; par value $.01 per share; 200,000 shares authorized; 53,670 issued
and 53,654 outstanding at April 2, 2011 and January 1, 2011	537	537
Additional paid-in-capital, net of treasury stock	271,663	271,038
Accumulated other comprehensive loss	(1,117)	(1,243)
Accumulated deficit	(193,078)	(187,290)

Total shareholders' equity	78,005	83,042

Total liabilities and shareholders' equity	$162,244	$169,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(unaudited)

Cash flows from operating activities:
Net loss	$(5,789)	$(2,060)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,923	2,469
Amortization	1,626	1,496
Provision for allowances of doubtful accounts	346	318
Amortization of deferred financing costs	217	171
Stock-based compensation	626	98
Derivative financial instruments	(42)	-
Loss on disposal of assets	44	-
Change in operating assets and liabilities:
Accounts receivable	(2,073)	(3,233)
Inventories	(868)	(1,481)
Prepaid expenses and other assets	28	(187)
Accounts payable, accrued and other liabilities	(1,544)	(882)

Net cash used in operating activities	(5,506)	(3,291)

Cash flows from investing activities:
Purchases of property, plant and equipment	(787)	(289)
Net change in margin account for derivative financial instruments	(200)	-

Net cash used in investing activities	(987)	(289)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	27,257
Payments of long-term debt	-	(15,000)
Payments of financing costs	-	(897)
Payments of capital leases	(27)	(26)

Net cash (used in) provided by financing activities	(27)	11,334

Net (decrease) increase in cash and cash equivalents	(6,520)	7,754
Cash and cash equivalents at beginning of period	22,012	7,417
Cash and cash equivalents at end of period	$15,492	$15,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods.  Each of our Company’s fiscal quarters ended April 2, 2011 and April 3, 2010 consisted of 13 weeks.

The condensed consolidated balance sheet as of January 1, 2011 is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. This condensed consolidated balance sheet as of January 1, 2011 and the unaudited condensed consolidated financial statements as of April 2, 2011, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 1, 2011 included in the Company’s most recent annual report on Form 10-K.  Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

As of April 2, 2011, the entire $50 million of our term loan is classified as a current liability in the current portion of long-term debt and capital lease obligations within the accompanying condensed consolidated balance sheet since it is due on February 14, 2012, which is within one year.   We are currently in the process of refinancing the loan and expect we will be successful, although no assurance can be made in that regard.  If we are unable to refinance our indebtedness on satisfactory terms, we may be required to dedicate a more substantial portion of our operating cash flows to our indebtedness, which may limit our flexibility in planning for, or reacting to, changes in our business or investing in our growth.

NOTE 2.   CONSOLIDATION AND RESTRUCTURINGS

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida plant.  This consolidation is expected to be completed during the second quarter of 2011.   As a result of this consolidation, we recorded consolidation charges of $2.6 million of which $2.1 million is classified within costs of goods sold and the remaining $0.5 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended April 2, 2011. The charges relate primarily to employee separation costs and moving expenses.  The total charges recorded through April 2, 2011 for the consolidation are $4.7 million, of which $1.4 million and $1.8 million are unpaid as of April 2, 2011 and January 1, 2011, respectively, and are classified in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheet.  The unpaid amounts as of April 2, 2011 are expected to be disbursed prior to the end of 2011.

On September 24, 2009 and November 12, 2009,  we announced  restructurings based on the results of our continued analysis of target markets, internal structure, projected run-rate, and efficiency.  The charges from these restructurings totaled $2.4 million, of which $0.2 million was unpaid as of April 3, 2010, and are classified within accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The unpaid amount as of April 3, 2010  was disbursed in 2010.

The following table provides information with respect to our accrual for consolidation and restructuring costs:

	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended April 2, 2011:
2010 Consolidation	$1,812	$2,632	$(3,085)	$1,359

Three months ended April 3, 2010:
2009 Restructurings	$898	$-	$(660)	$238

NOTE 3.   WARRANTY

Most of our manufactured products are sold with warranties. Warranty periods, which vary by product component, generally range from 1 to 10 years. However, the majority of the products sold have warranties on components which range from 1 to 3 years. The reserve for warranties is based on management’s assessment of the average cost per service call and the number of service calls expected to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing our warranty history and estimating our future warranty obligations.

The following table provides information with respect to our warranty accrual:

	Beginning	Charged to			End of
Accrued Warranty	of Period	Expense	Adjustments	Settlements	Period
(in thousands)
Quarter ended April 2, 2011	$4,103	$609	$(259)	$(593)	$3,860

Quarter ended April 3, 2010	$4,041	$609	$(187)	$(619)	$3,844

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

	April 2,	January 1,
	2011	2011
	(in thousands)

Raw materials	$9,514	$9,273
Work in progress	281	293
Finished goods	1,608	969

	$11,403	$10,535

NOTE 5.   STOCK COMPENSATION EXPENSE

We record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We recorded compensation expense for stock based awards of $0.6 million for the first quarter of 2011 and less than $0.1 million for the first quarter of 2010.  As of April 2, 2011, there was $2.7 million and less than $0.1 million of  total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively, including the repriced and exchanged options as described in Item 8, in footnote 17 under the titles “2010 Equity Exchange” and “2010 Issuer Tender Offer” in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011, as filed on March 21, 2011. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 2.6 years.

New Issuances

In February 2011, we issued 30,000 options to certain non-executive employees of the Company.  On each of five anniversary dates beginning February 2012, 20% of these options will vest. These options have an exercise price of $2.31 based on the NASDAQ market price of the underlying common stock on the close of business on the day the options were granted.

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

The rights offering was 90.0% subscribed resulting in the Company distributing 18,336,368 shares of its common stock, including 15,210,184 shares under the basic subscription privilege and 3,126,184 under the over-subscription privilege, representing a 74.6% basic subscription participation rate.  There were requests for 3,126,184 shares under the over-subscription privilege representing an allocation rate of 100% to each over-subscriber.  Of the 18,336,368 shares issued, 13,333,332 shares were issued to JLL Partners Fund IV (“JLL”) the Company’s majority shareholder, including 10,719,389 shares issued under the basic subscription privilege and 2,613,943 shares issued under the over-subscription privilege.  Prior to the rights offering, JLL held 18,758,934 shares, or 52.6%, of the Company’s outstanding common stock.  With the completion of the rights offering, the Company had 54,005,439 total shares of common stock outstanding, of which JLL holds 59.4%.

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

Due to the net losses in all periods presented herein, the dilutive effect of stock-based compensation plans is anti-dilutive.  There were 6,650,178 and 1,053,431 shares of common stock for the first quarter of 2011 and 2010, respectively, relating to stock option agreements excluded from the computation of diluted EPS in each period as their effect would have been anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(in thousands, except per share amounts)

Net loss	$(5,789)	$(2,060)

Weighted-average common shares - Basic	53,654	39,738
Add: Dilutive effect of stock compensation plans	-	-

Weighted-average common shares - Diluted	53,654	39,738

Net loss per common share:
Basic	$(0.11)	$(0.05)

Diluted	$(0.11)	$(0.05)

NOTE 8.   INTANGIBLE ASSETS

Intangible assets are as follows:

			Original
	April 2,	January 1,	Useful Life
	2011	2011	(in years)
	(in thousands)
Intangible assets:
Trademarks	$44,400	$44,400	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(39,955)	(38,562)

Subtotal	15,745	17,138

Hurricane intellectual assets	2,797	2,797	3
Less: Accumulated amortization	(277)	(44)
Subtotal	2,520	2,753

Intangible assets, net	$62,665	$64,291

Indefinite Lived Intangible Assets

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

No impairment test was conducted as of April 2, 2011.  Our year-end test of trademarks, performed as of January 1, 2011, utilized a weighted average royalty rate of 4.0% and a discount rate of 16.8%.  Projected net sales used in the analysis were based on historical experience and a continuance of the recent decline in sales in the near future, followed by modest growth beginning in 2013.  As of January 1, 2011, the estimated fair value of the trademarks exceeded book value by approximately 15%, or $6.6 million.  We believe our projected sales are reasonable based on available information regarding our industry.  We also believe the royalty rate is appropriate and could improve over time based on market trends and information, including that which is set forth above.  The weighted average discount rate was based on current financial market trends and will remain dependent on such trends in the future.  Absent offsetting changes in other factors, a 1% increase in the discount rate would decrease the estimated fair value of our trademarks by approximately $3.6 million but would not result in an impairment.

Amortizable Intangible Assets

We perform an impairment test on our amortizable intangible assets anytime that impairment indicators exist.  Such assets include  our customer relationships asset and the intellectual property assets acquired upon exercise of the option to purchase the Hurricane Window and Door Technology assets in December 2010.  We will continue to monitor and evaluate potential impairment indicators, including further decline in the housing market, which could result in impairment.

NOTE 9.   LONG-TERM DEBT

On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks.  The senior secured credit facility was composed of a $25 million revolving credit facility, having been reduced from $30 million as a result of the third amendment discussed below, and initially, a $205 million first lien term loan.  The second lien term loan was fully repaid with proceeds from our IPO in 2006.   The outstanding balance of the first lien term loan on April 2, 2011 was $50.0 million.  During 2010, we prepaid $18.0 million of long-term debt with cash generated from operations and from the net proceeds of the rights offering which totaled $27.3 million.

During the quarter ending April 2, 2011, our revolving credit facility was reduced to $20 million due to $5 million of the facility not being extended past its original maturity date.  As of April 1, 2011, there was $17.3 million available under our $20 million revolving credit facility.

On December 24, 2009, we announced that we entered into a third amendment to the credit agreement.  The amendment, among other things, provided a leverage covenant holiday for 2010, increased the maximum leverage amount for the first quarter of 2011 to 6.25 times (then dropping 0.25X per quarter starting the second quarter until the end of the term), extended the due date on the revolver loan until the end of 2011, increased the applicable rate on any outstanding revolver loan by 25 basis points, and set a base rate floor of 4.25%.  The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $17 million of the term loan under the credit agreement no later than March 31, 2010, of which no more than $2 million was permitted to come from cash on hand.  In December 2009, the Company used cash generated from operations to prepay $2 million of outstanding borrowings under the credit agreement.  Using proceeds from the 2010 rights offering, the Company made an additional prepayment of $15.0 million on March 17, 2010, bringing total prepayments of debt at that time to $17.0 million.  Fees paid to the administrative agent and lenders totaled $1.0 million.  Such fees are being amortized using the effective interest method over the remaining term of the credit agreement.  Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, the amendment became effective on March 17, 2010.

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

The first lien term loan is secured by a perfected first priority pledge of all of the equity interests of our subsidiary and perfected first priority security interests in and mortgages on substantially all of our tangible and intangible assets subject to such exceptions as are agreed. The senior secured credit facility contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiary to (i) dispose of assets; (ii) change our business; (iii) engage in mergers or consolidations; (iv) make certain acquisitions; (v) pay dividends; (vi) incur indebtedness or guarantee obligations and issue preferred and other disqualified stock; (vii) make investments and loans; (viii) incur liens; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) issue stock or stock options under certain conditions; (xii) amend or prepay subordinated indebtedness and loans under the second lien secured credit facility; (xiii) modify or waive material documents; or (xiv) change our fiscal year. In addition, under the senior secured credit facility, we are required to comply with specified financial ratios and tests, modified by the third amendment discussed above, including a minimum interest coverage ratio, a maximum leverage ratio, and maximum capital expenditures.  On an annual basis, our Company is required to compute excess cash flow, as defined in our credit and security agreement with the bank. In periods where there is excess cash flow, our Company is required to make prepayments in an aggregate principal amount determined through reference to a grid based on the leverage ratio. No such prepayments were required for the year ended January 1, 2011.

 Contractual future maturities of long-term debt and capital leases as of April 2, 2011 are as follows (in thousands):

Remainder of 2011	$217
2012	49,918

Total	$50,135

NOTE 10.   COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of comprehensive loss for the three months ended April 2, 2011 and April 3, 2010:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(in thousands)
Net loss	$(5,789)	$(2,060)

Other comprehensive income (loss), net of taxes:
Change related to forward contracts for
aluminum, net of tax expense of $0 and $0
for the three month periods ended April 2, 2011
and April 3, 2010, respectively	126	(13)

Total comprehensive loss	$(5,663)	$(2,073)

The following table shows the components of accumulated other comprehensive loss for the three month periods ended April 2, 2011 and April 3, 2010:

	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at January 1, 2011	$(1,631)	$388	$(1,243)
Changes in fair value	259	-	259
Reclassification to earnings	(133)	-	(133)
Tax effect	(48)	48	-
Balance at April 2, 2011	$(1,553)	$436	$(1,117)

	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at January 2, 2010	$(1,501)	$470	$(1,031)
Changes in fair value	68	-	68
Reclassification to earnings	(81)	-	(81)
Tax effect	5	(5)	-
Balance at April 3, 2010	$(1,509)	$465	$(1,044)

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

NOTE 12.  FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

Financial Instruments

Our financial instruments, not including derivative financial instruments discussed below, include cash, accounts receivable, accounts payable and capital leases whose carrying amounts approximate their fair values due to their short-term nature.  Our financial instruments also include long-term debt.  Based on bid prices for our debt, the fair value of our long-term debt was approximately $49.1 million at April 2, 2011 and $48 million at January 1, 2011.

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

At April 2, 2011, the fair value of our aluminum forward contracts was in an asset position of $919 thousand including $450 thousand of cash on deposit with our commodity broker.  We had 21 outstanding forward contracts for the purchase of 3.4 million pounds of aluminum at an average price of $1.05 per pound with maturity dates of between less than one month and 8 months through December 2011.  We assessed the risk of non-performance of the counter-party to these contracts and recorded an immaterial adjustment to fair value as of April 2, 2011.  Should we have any margin calls in the future, we will net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis.  For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

As of April 2, 2011, we had entered into six zero cost collars with a ceiling of $2,700 per metric ton and a concurrent floor at $2,295 per metric ton that hedge 13% of our 2011 anticipated needs. Should prices fall within the range upon settlement, there is no cost to the collars.  If aluminum is above $2,700 per metric ton we would be able to purchase at $2,700 per ton.  If aluminum is below $2,295 per metric ton we would be required to purchase at $2,295 per metric ton.  As of April 2, 2011, aluminum is priced between our ceiling and floor and the net fair value was insignificant.

The fair value of our aluminum hedges is classified in the accompanying consolidated balance sheets as follows (in thousands):

		April 2,	January 1,
		2011	2011

Derivatives in a net asset position	Balance Sheet Location
Hedging instruments:
Aluminum forward contracts	Other Current Assets	$469	$300
Cash on deposit related to payments of margin calls	Other Current Assets	450	250

Total hedging instruments		$919	$550

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

	Fair Value Measurements at Reporting Date
	of Net Asset Using:

		Quoted Prices in	Significant Other	Significant
	April 2,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Aluminum forward contracts	$469	$-	$469	$-
Cash on deposit related to payments of margin calls	450
Aluminum forward contracts, net asset	$919

		Quoted Prices in	Significant Other	Significant
	January 1,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Aluminum forward contracts	$300	$-	$300	$-
Cash on deposit related to payments of margin calls	250
Aluminum forward contracts, net asset	$550

Our aluminum hedges qualify as highly effective for reporting purposes.  For the three months ended April 2, 2011, and April 3, 2010, the ineffective portion of the hedging instruments was not significant. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item.  At April 2, 2011, these contracts were designated as effective. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income and is reclassified into earnings in the same line item in the statement of operations as the hedged item in the same period or periods during which the transaction affects earnings. For the three months ended April 2, 2011, and April 3, 2010, no amounts were reclassified to earnings because of the discontinuance of a cash flow hedge because it was probable that the original forecasted transaction would not occur. The ending accumulated balance related to the fair value of the aluminum forward contracts of $0.5 million as of April 2, 2011, is expected to be reclassified into earnings in 2011.

The following represents the gains (losses) on derivative financial instruments for the three months ended April 2, 2011 and April 3, 2010,  and their classifications within the accompanying condensed consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	Three Months Ended			Three Months Ended
	Apr 2,	Apr 3,		Apr 2,	Apr 3,
	2011	2010		2011	2010

Aluminum contracts	$259	$68	Cost of sales	$91	$61

	Derivatives in Cash Flow Hedging Relationships
			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)

				Three Months Ended
				Apr 2,	Apr 3,
				2011	2010

Aluminum contracts			Other income	$42	$20

NOTE 13. ASSETS HELD FOR SALE

In the first quarter of 2010, we entered into an agreement to list the Lexington, North Carolina facility for sale with an agent. We determined the fair value by obtaining recommendations of value from various local real estate agents and by reviewing data from comparable sales and leases executed in the recent past.

As of April 3, 2010, we reviewed the relevant factors affecting the value of this facility and determined that the value remained appropriate. This facility’s fair value was determined using Level 2 inputs as follows:

Fair Value Measurements at Reporting Date
of Asset Using:
		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	April 3,	Active Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
(in thousands)

Lexington Property	$ 700	$ -	$ 700	$ -

In January 2011, we accepted an offer to sell the property.  The purchase price less estimated closing cost resulted in an additional impairment of less than $0.1 million, which was recorded in the fourth quarter of 2010.  The sale of this building closed on April 15, 2011, at approximately the net book value as recorded at April 2, 2011.

As of April 2, 2011, we reviewed the relevant factors affecting the value of this facility and determined that the value recorded at year end remains appropriate. This facility’s fair value was determined using Level 2 inputs as follows:

Fair Value Measurements at Reporting Date
of Asset Using:
		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	April 2,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
(in thousands)

Lexington Property	$ 657	$ -	$ 657	$ -

NOTE 14. GOVERNMENT INCENTIVE

During the first quarter of 2011 we received a government incentive of $0.6 million in cash from our local county authority to assist in the consolidation of operations into our Florida facilities.  Under the terms of the agreement we must, among other things, move the majority of our equipment from North Carolina to Florida and lease at least one building in Sarasota County, both of which were accomplished by April 2, 2011.  In addition, we must add 400 employees by December 1, 2015.  If we have not hired or have open positions for 400 additional employees by December 1, 2015, we will be required to repay $1,500 for each employee under 400 that we have not hired or have an open position for at that date.  The agreement also requires us to repay a pro-rata portion of the grant if we relocate operations outside the county before December 1, 2015.

We believe that based on the number of employees hired and open positions that are actively being recruited, as well as the completion of other terms noted above, that we have reasonable assurance that a substantial majority of the grant will be retained on December 1, 2015.  Due to the existence of the performance obligations extending over a 5-year period, we will recognize the reasonably assured portion of the grant over the life of the agreement as an offset to the payroll of the employees hired, which is included in cost of goods sold. This amount is expected to result in an immaterial amount recognized each quarter through December 1, 2015.  As of April 2, 2011, the deferred portion of the grant of $0.6 million has been classified as $0.1 million in accounts payable and accrued liabilities and $0.5 million in other liabilities within the accompanying condensed consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended January 1, 2011 included in our most recent annual report on Form 10-K.

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

EXECUTIVE OVERVIEW

Sales and Operations

On May 5, 2011, we issued a press release and held a conference call on May 6, 2011 to review the results of operations for our first three months ended April 2, 2011.  During the call, we also discussed current market conditions and progress made regarding certain growth initiatives and our plant consolidation. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks. We are neither updating nor confirming that information.

In the first three months of 2011, housing starts in our core market were down 8%.  Multi-family starts were up 68%, but single family starts decreased 21% each compared to a year ago.  Market conditions remain difficult and are not expected to turn around significantly in 2011.

We began 2011 with growth in our Florida market sales of $2.6 million, or 7.9% compared to prior year due to an increase in vinyl sales of $2.5 million, or 44%.  This growth of vinyl sales was led by Vinyl WinGuard sales, which were up $1.3 million, or 43.2%.  Additionally, a version of our new vinyl non-impact product, SpectraGuard, designed for the Florida market and launched last year, contributed $0.7 million in additional sales.  Finally, our new PremierVue line of high-end vinyl impact products, contributed $0.5 million in additional sales.

The growth in Florida was largely offset by a decrease in our out of state sales of $1.9 million, or 32.3%, driven by a decrease in sales of vinyl products of $1.1 million and curtain wall revenue of $0.5 million.  The increase in Florida sales as well as the decrease in out of state sales was largely driven by our change in market strategy, in which we decided to focus our resources on our core Florida markets.  In addition, international sales decreased $0.6 million for the quarter. Overall our sales increased $0.1 million as compared to the first quarter of 2010.

Excluding curtain wall revenues, sales in the first quarter were up 1.6%, led by an increase in new construction sales which increased 15% over a year ago.  Sales into the R&R market decreased 3% as compared to first quarter 2010.  As a percentage of total sales for the first quarter of 2011, R&R sales accounted for 74% and new construction sales accounted for 26% of sales.  During the quarter we experienced an inconsistent economic and housing recovery with January and February sales lower than prior year, but March sales were stronger.

During the fourth quarter of 2010, we announced the decision to consolidate all operations into our Florida facility.  In the first quarter we recorded approximately $2.6 million in consolidation charges, related to employee severance costs and consolidation related expenses.  We will continue recording consolidation charges throughout the second quarter of 2011.  We currently anticipate incurring between $6.0 and $6.5 million in total cash consolidation charges.  Our estimated savings from the consolidation is approximately $7.0 million annually of which we estimate recognizing $3.0 million in our fiscal year 2011.

The tax credit expiration, commercial softness and vacant housing inventory drove a sluggish start to 2011.  Median housing prices are now down to 2001 levels, 18% of homes in Florida are vacant, foreclosures are expected to hit an all-time high in 2011 before dropping in 2012, and housing starts dropped in February 2011, down 20% from the prior year.

The year 2011 represents a year of transition for our Company.  We are refocusing our resources on our core markets of Florida and the coastal areas from the mid-Atlantic to Texas.  In addition, our plant consolidation will allow us to better serve our customer needs within these markets.

Liquidity and Cash Flow

As of April 2, 2011, the entire $50 million of our term loan is classified as a current liability in the current portion of long-term debt and capital lease obligations within the accompanying condensed consolidated balance sheet since it is due on February 14, 2012, which is within one year.   We are currently in the process of refinancing the loan and expect we will be successful, although no assurance can be made in that regard.  If we are unable to refinance our indebtedness on satisfactory terms, we may be required to dedicate a more substantial portion of our operating cash flows to our indebtedness, which may limit our flexibility in planning for, or reacting to, changes in our business or investing in our growth.  As of April 2, 2011 our net debt was approximately $34.5 million.

Consolidation and Restructuring

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida plant.  This consolidation is expected to be completed during the second quarter of 2011.   As a result of this consolidation, we recorded consolidation charges of $2.6 million of which $2.1 million is classified within costs of goods sold and the remaining $0.5 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended April 2, 2011. The charges relate primarily to employee separation costs and moving expenses.  The total charges recorded through April 2, 2011 for the consolidation are $4.7 million, of which $1.4 million and $1.8 million are unpaid as of April 2, 2011 and January 1, 2011, respectively, and are classified in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheet.  The unpaid amounts as of April 2, 2011 are expected to be disbursed prior to the end of 2011.

On September 24, 2009 and November 12, 2009,  we announced  restructurings based on the results of our continued analysis of target markets, internal structure, projected run-rate, and efficiency.  The charges from these restructurings totaled $2.4 million, of which $0.2 million was unpaid as of April 3, 2010, and are classified within accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The unpaid amount as of April 3, 2010, was disbursed in 2010.

The following table provides information with respect to our accrual for consolidation and restructuring costs:

	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended April 2, 2011:
2010 Consolidation	$1,812	$2,632	$(3,085)	$1,359

Three months ended April 3, 2010:
2009 Restructurings	$898	$-	$(660)	$238

Selected Financial Data

The following table presents financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended
	April 2,	April 3,
	2011	2010

Net sales	100.0%	100.0%
Cost of sales	79.5%	72.1%
Gross margin	20.5%	27.9%
Selling, general and administrative expenses	32.1%	29.4%
Loss from operations	(11.6%)	(1.5%)
Interest expense, net	2.8%	3.6%
Other income	(0.1%)	0.0%
Loss before income taxes	(14.2%)	(5.1%)
Income tax benefit	0.0%	0.0%
Net loss	(14.2%)	(5.1%)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 2, 2011 AND APRIL 3, 2010

Net sales

Net sales were $40.6 million in the first quarter of 2011, which represented an increase of $0.1 million, or 0.3%, compared to the 2010 first quarter.  The following table shows net sales classified by major product category (sales in millions):

	Three Months Ended
	April 2, 2011		April 3, 2010
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Window and Door Products	$28.3	69.7%	$27.3	67.4%	3.8%
Other Window and Door Products	12.3	30.3%	13.2	32.6%	(6.9%)

Total net sales	$40.6	100.0%	$40.5	100.0%	0.3%

Net sales of impact window and door products, which includes our WinGuard, PremierVue and Architectural Systems product lines, were $28.3 million for the first quarter of 2011, an increase of $1.0 million, or 3.8%, from $27.3 million in net sales for the 2010 first quarter.  The increase was due mainly to an increase of $1.0 million in our Vinyl WinGuard sales and an increase in PremierVue sales of $0.5 million.  This was partially offset by a decrease in the impact portion of our Architectural System sales of approximately $0.2 million and a decrease in Aluminum WinGuard sales of approximately $0.2 million.  Our WinGuard sales have also been affected, to some extent, by the lack of storm activity during the four most recent hurricane seasons in the coastal markets of Florida served by the Company.  WinGuard product sales represented 64% and 62% our net sales for the first quarter of 2011 and 2010, respectively.

Net sales of Other Window and Door Products were $12.3 million for the first quarter of 2011, a decrease of $0.9 million, or 6.9%, from $13.2 million in net sales for the 2010 first quarter.  This decrease was due mainly to a decrease in sales of our curtain wall products of $0.5 million and aluminum non-impact products of $0.3 million.

Gross margin

Gross margin was $8.3 million, or 20.5% of sales, for the first quarter of 2011, a decrease of $3.0 million, or 26.5%, from $11.3 million, or 27.9% of sales, for the first quarter of 2010. The 2011 first quarter margin was impacted by $2.1 million in consolidation costs.  Adjusting for these charges, gross margin was 25.8% in the first quarter of 2011.  The 2.1% decrease in adjusted gross margin as a percent of sales is mainly a result of increases in the cost of materials (1.6%) and temporary labor inefficiencies related to our plant consolidation (0.5%). Partially offsetting these decreases in gross margin was a decrease in overhead spending categories including health insurance and depreciation expense.

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.0 million for the first quarter of 2011, an increase of $1.1 million, from $11.9 million for the 2010 first quarter.  Selling, general, and administrative includes charges of $0.5 million in 2011 related to our plant consolidation.  Excluding the consolidation charges in 2011 selling, general and administrative expenses increased $0.6 million and as a percentage of sales was 30.9% in the first quarter of 2011 compared to 29.3% in the first quarter of 2010.  The $0.6 million increase in adjusted SG&A was due mainly to a $0.6 million increase in sales and marketing expenses and $0.5 million increase in non-cash stock compensation.  Partially offsetting the increase was a decrease in depreciation expense of $0.3 million.

Interest expense, net

Interest expense, net was $1.1 million in the first quarter of 2011, a decrease of $0.4 million from $1.5 million for the first quarter of 2010.  The decrease was due to a lower level of debt during the first quarter of 2011 compared to the first quarter of 2010.

Other income

There was other income of less than $0.1 million in both the first quarters of 2011 and 2010.  The amounts in each quarter relate to the ineffective portions of aluminum hedges.

Income tax benefit

We had an effective tax rate of 0.0% in both the first quarters of 2011 and 2010 due to the full valuation allowances that we apply to our deferred tax assets.  We also expect our effective income tax rate for 2011 to be 0% due to the fact that we do not anticipate generating enough taxable income to exceed our current net operating loss carry-forwards.  Changes in deferred tax assets and liabilities during the first quarter of 2011 and 2010 were offset by changes in the valuation allowance for deferred tax assets.  Excluding the change in the valuation allowance, the effective tax rate in the first quarter of 2011 and 2010 would have been a tax benefit of 37.7% and 38.2%, respectively.

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

Consolidated Cash Flows

Operating activities. Cash used in operating activities was $5.5 million in the first three months of 2011 compared to $3.3 million in the first three months of 2010. This is due to our use of cash related to working capital of $3.6 million, primarily for the payment of $2.8 million in employee bonuses earned in 2010 and an increase in receivables of $1.5 million.  In addition, we paid $3.1 million in consolidation related expenses in the first quarter of 2011 of which $2.6 million is included in our net loss for the quarter ended April 2, 2011.

Direct cash flows from operations for the first three months of 2011 and 2010 are as follows:

	Direct Cash Flows
	Three Months Ended
	April 2,	April 3,
(in millions)	2011	2010
Collections from customers	$39.8	$38.4
Other collections of cash	1.0	0.7
Disbursements to vendors	(26.5)	(26.2)
Personnel related disbursements	(18.9)	(14.9)
Debt service costs	(0.9)	(1.3)

Cash used in operations	$(5.5)	$(3.3)

Other collections of cash for the first three months of 2011 includes $0.6 million from Sarasota County related to our plant consolidation.  The remaining amount for the first three months of 2011 and 2010 primarily represent scrap aluminum sales.

Days sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 40 days at April 2, 2011, and 42 days at January 1, 2011, compared to 44 days at April 3, 2010 and 41 days at January 2, 2010, respectively.  The gross amount of receivables from two customers on payment plans, at April 2, 2011, was $1.0 million, of which $0.9 million was reserved.  During the quarter ended April 2, 2011, we received payments pursuant to these payment plans of less than $0.1 million.

Inventory on hand as of April 2, 2011, remained relatively flat compared to April 3, 2010.  Inventory turns during the first three months of 2011, decreased to 11.5 from 11.6 when compared to the first three months of 2010.

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

Investing activities. Cash used for investing activities was $1.0 million for the first three months of 2011, compared to cash used of $0.3 million for the first three months of 2010. The increase of $0.7 million in cash used in investing activities was due to a higher level of capital spending and an increase in cash used for margin calls on our aluminum hedging program.

Financing activities. Cash used in financing activities was less than $0.1 million in the first three months of 2011, compared to cash provided by financing activities of $11.3 million in the first three months of 2010.  The cash provided by financing activities in the first quarter of 2010, include the $27.3 million in net proceeds from the rights offering, offset by the $15.0 million term debt prepayment made on March 17, 2010, and the $0.9 million in debt amendment fees.

Capital Resources. On February 14, 2006, we entered into a second amended and restated $235 million senior secured credit facility and a $115 million second lien term loan due August 14, 2012, with a syndicate of banks. The senior secured credit facility is composed of a $25 million revolving credit facility, having been reduced from $30 million as a result of the third amendment discussed below, and initially, a $205 million first lien term loan.  The second lien term loan was fully repaid with proceeds from our IPO in 2006.  The outstanding balance of the first lien term loan on April 2, 2011 was $50.0 million.  During 2010, we prepaid $18.0 million of long-term debt.

During the quarter ending April 2, 2011 our revolving credit facility was reduced to $20 million due to $5 million of the facility not being extended past its original maturity date.  As of April 2, 2011, there was $17.3 million available under our $20 million revolving credit facility.

On December 24, 2009, we announced that we entered into a third amendment to the credit agreement.  The amendment, among other things, provided a leverage covenant holiday for 2010, increased the maximum leverage amount for the first quarter of 2011 to 6.25 times (then dropping 0.25X per quarter from the second quarter until the end of the term), extended the due date on the revolver loan until the end of 2011, increased the applicable rate on any outstanding revolver loan by 25 basis points, and set a base rate floor of 4.25%.  The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $17 million of the term loan under the credit agreement no later than March 31, 2010, of which no more than $2 million was permitted to come from cash on hand.  In December 2009, the Company used cash generated from operations to prepay $2 million of outstanding borrowings under the credit agreement.  Using proceeds from the 2010 rights offering, the Company made an additional prepayment of $15.0 million on March 17, 2010, bringing total prepayments of debt at that time to $17.0 million as required under the amended credit agreement. Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, including the payment of the fees and expenses of the administrative agent and a consent fee to participating lenders of 50 basis points of the then outstanding balance of the term loan and the revolving commitment under the credit agreement of $100 million, the amendment became effective on March 17, 2010.  Fees paid to the administrative agent and lenders totaled $1.0 million, of which $0.9 million are deferred financing fees and are being amortized using the effective interest method over the remaining term of the credit agreement.

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

Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver under the senior secured credit facility, we believe we will have sufficient capital to meet our needs, including our capital expenditures and our debt obligations, in 2011.

As of April 2, 2011, the entire $50 million of our term loan is classified as a current liability in the current portion of long-term debt and capital lease obligations within the accompanying condensed consolidated balance sheet since it is due on February 14, 2012, which is within one year.  We are currently in the process of refinancing the loan and expect we will be successful, although no assurance can be made in that regard.  If we are unable to refinance our indebtedness on satisfactory terms, we may be required to dedicate a more substantial portion of our operating cash flows to our indebtedness, which may limit our flexibility in planning for, or reacting to, changes in our business or investing in our growth.

We had $15.5 million of cash on hand as of April 2, 2011. While we are confident in our ability to continue to generate cash flow in this unprecedented and continuing downturn in the housing market and the economy, it is possible that we may use part of this cash to fund margin calls related to our forward contracts for aluminum if the price of aluminum falls to levels less than our positions.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.  For the first three months of 2011, capital expenditures were $0.8 million, compared to $0.3 million for the first three months of 2010.  During the past several years and continuing into 2011, we reduced certain discretionary capital spending to conserve cash.  We expect to spend nearly $5.3 million on capital expenditures in 2011, including capital expenditures related to product line expansions targeted at increasing sales. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

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

Contractual Obligations

Other than the debt payments as described in “Liquidity and Capital Resources” above, there have been no significant changes to our “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 1, 2011, as filed with the Securities and Exchange Commission on March 21, 2011.

Significant Accounting Policies and Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles.  Significant  accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

We identified our significant accounting policies in our Annual Report on Form 10-K for the year ended January 1, 2011, as filed with the Securities and Exchange Commission on March 21, 2011.  There have been no changes to our critical accounting policies during the first three months of 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change.  We are exposed to changes in LIBOR or the base rate of our credit facility’s administrative agent.  We do not currently use interest rate swaps, caps or futures contracts to mitigate this risk. Changes in our debt could also increase these risks. Based on debt outstanding at April 2, 2011, a 1% increase (decrease) in interest rates above our interest rate floor established in the credit agreement, would result in approximately $0.5 million of additional (reduced) interest expense annually.

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process.  We entered into aluminum hedging instruments that settle at various times through the end of 2011 and cover approximately 47% of our anticipated needs during the remainder of  2011 at an average price of $1.05.  For forward contracts for the purchase of aluminum at April 2, 2011, a 10% decrease in the price of aluminum would decrease the fair value of our forward contacts of aluminum by $0.4 million. This calculation utilizes our actual commitment of 3.4 million pounds under contract (to be settled throughout 2011) and the market price of aluminum as of April 2, 2011, which was approximately $1.19 per pound.

As of April 2, 2011, we had entered into zero cost collars with a ceiling of $2,700 per metric ton and a concurrent floor at $2,295 per metric ton that hedge 13% of our remaining 2011 anticipated needs. Should prices fall within the range upon settlement, there is no cost to the collars.  If aluminum is above $2,700 per metric ton we would be able to purchase at $2,700 per ton.  If aluminum is below $2,295 per metric ton we would be required to purchase at $2,295 per metric ton.  As of April 2, 2011, aluminum is priced between our ceiling and floor and a 10% decrease in the price of aluminum would have no effect on the net fair value of our collars as the price of aluminum would still fall between our ceiling and floor.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following items are attached or incorporated herein by reference:

3.1
Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

3.2
Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1
Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2
Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

4.3
PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1
Second Amended and Restated Credit Agreement, including the corresponding schedules and exhibits thereto, dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 17, 2010, Registration No. 333-132365)

10.2
Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of April 30, 2008 among PGT Industries, Inc., UBS AG, Stamford Branch, as administrative agent and the Lenders, as defined therein, amending the Second Amended and Restated Credit Agreement dated as of February 14, 2006 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 1, 2008 filed with the Securities and Exchange Commission on May I, 2008, Registration No. 000-52059)

10.3
Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.5
PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6
Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7
PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.8
Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.9
Form of Employment Agreement, dated February 20, 2009, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson,  Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, and David B. McCutcheon (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.10
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.11
Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.12
Market Alliance Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated February 27, 2009, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 27, 2009, filed with the Securities and Exchange Commission on March 5, 2009, Registration No. 000-52059)

10.13
Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.14
Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.15
Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.16
Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365

10.17 10.18 10.19
Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-5205
Amendment No. 3 to Second Amended and Restated Credit Agreement dated as of December 22, 2009 among PGT Industries, Inc., UBS AG, Stamford Branch, as administrative agent and the Lenders, as defined therein, further amending the Second Amended and Restated Credit Agreement dated as of February 14, 2006 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 22, 2009 filed with the Securities and Exchange Commission on December 23, 2009, Registration No. 000-52059)
Sales Contract, effective as of April 1, 2010, by and between E. I. du Pont de Nemours and Company, through its Packaging & Industrial Polymers business and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 4, 2010 filed with the Securities and Exchange Commission on May 6, 2010, Registration No. 000-52059)

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

PGT, INC.
(Registrant)

Date: May 9, 2011	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: May 9, 2011	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1
Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

3.2
Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1
Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2
Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

4.3
PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1
Second Amended and Restated Credit Agreement, including the corresponding schedules and exhibits thereto, dated as of February 14, 2006 among PGT Industries, Inc., as Borrower, JLL Window Holdings, Inc. and the other Guarantors party thereto, as Guarantors, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Co-Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, UBS Loan Finance LLC, as Swingline Lender and General Electric Capital Corporation, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 17, 2010, Registration No. 333-132365)

10.2
Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of April 30, 2008 among PGT Industries, Inc., UBS AG, Stamford Branch, as administrative agent and the Lenders, as defined therein, amending the Second Amended and Restated Credit Agreement dated as of February 14, 2006 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 1, 2008 filed with the Securities and Exchange Commission on May I, 2008, Registration No. 000-52059)

10.3
Amended and Restated Pledge and Security Agreement dated as of February 14, 2006, by PGT Industries, Inc., JLL Window Holdings, Inc. and the other Guarantors party thereto in favor of UBS AG, Stamford Branch, as First Lien Collateral Agent (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.5
PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6
Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7
PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.8
Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.9
Form of Employment Agreement, dated February 20, 2009, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson,  Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, and David B. McCutcheon (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.10
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.11
Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.12
Market Alliance Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated February 27, 2009, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 27, 2009, filed with the Securities and Exchange Commission on March 5, 2009, Registration No. 000-52059)

10.13
Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.14
Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.15
Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.16
Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365

10.17 10.18 10.19
Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-5205
Amendment No. 3 to Second Amended and Restated Credit Agreement dated as of December 22, 2009 among PGT Industries, Inc., UBS AG, Stamford Branch, as administrative agent and the Lenders, as defined therein, further amending the Second Amended and Restated Credit Agreement dated as of February 14, 2006 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 22, 2009 filed with the Securities and Exchange Commission on December 23, 2009, Registration No. 000-52059)
Sales Contract, effective as of April 1, 2010, by and between E. I. du Pont de Nemours and Company, through its Packaging & Industrial Polymers business and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 4, 2010 filed with the Securities and Exchange Commission on May 6, 2010, Registration No. 000-52059)

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