Form 10-Q
period 2011-07-02
PGT, Inc.
filed 2011-08-12
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52059

PGT, Inc.

1070 Technology Drive

North Venice, FL 34275

Registrant’s telephone number: 941-480-1600

State of Incorporation	IRS Employer Identification No.
Delaware	20-0634715

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐*

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value – 53,670,135 shares, as of July 29, 2011.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net sales	$45,171	$49,006	$85,816	$89,522
Cost of sales	36,100	33,760	68,419	62,953

Gross margin	9,071	15,246	17,397	26,569

Selling, general and administrative expenses	12,597	13,904	25,631	25,833

(Loss) income from operations	(3,526)	1,342	(8,234)	736

Interest expense, net	1,050	1,264	2,173	2,738
Other expense (income), net	461	—	419	(20)

(Loss) income before income taxes	(5,037)	78	(10,826)	(1,982)

Income tax expense	—	77	—	77

Net (loss) income	$(5,037)	$1	$(10,826)	$(2,059)

Net (loss) income per common share:
Basic	$(0.09)	$0.00	$(0.20)	$(0.04)

Diluted	$(0.09)	$0.00	$(0.20)	$(0.04)

Weighted average shares outstanding:
Basic	53,659	53,649	53,658	46,694

Diluted	53,659	54,334	53,658	46,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	July 2, 2011	January 1, 2011
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,677	$22,012
Accounts receivable, net	18,565	13,687
Inventories	11,581	10,535
Prepaid expenses	1,104	881
Other current assets	3,341	3,589
Assets held for sale	—	657

Total current assets	42,268	51,361

Property, plant and equipment, net	50,697	52,863
Intangible assets, net	61,040	64,291
Deferred financing costs	1,838	59
Other assets, net	248	545

Total assets	$156,091	$169,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,396	$16,696
Deferred income taxes	185	185
Current portion of long-term debt and capital lease obligations	1,296	245

Total current liabilities	16,877	17,126

Long-term debt and capital lease obligations	46,811	49,918
Deferred income taxes	17,130	17,130
Other liabilities	2,158	1,903

Total liabilities	82,976	86,077

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 53,670 and 53,670 shares issued and 53,659 and 53,654 shares outstanding at July 2, 2011 and January 1, 2011, respectively	537	537
Additional paid-in-capital, net of treasury stock	272,119	271,038
Accumulated other comprehensive loss	(1,426)	(1,243)
Accumulated deficit	(198,115)	(187,290)

Total shareholders’ equity	73,115	83,042

Total liabilities and shareholders’ equity	$156,091	$169,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 2, 2011	July 3, 2010
	(unaudited)

Cash flows from operating activities:
Net loss	$(10,826)	$(2,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,774	4,895
Amortization	3,251	2,992
Provision for allowances of doubtful accounts	440	603
Amortization and write off of deferred financing costs	803	360
Stock-based compensation	1,081	973
Loss (gain) on disposal of assets	38	(2)
Change in operating assets and liabilities:
Accounts receivable	(4,959)	(5,083)
Inventories	(1,046)	(1,639)
Prepaid and other assets	107	3,406
Accounts payable, accrued and other liabilities	(1,401)	263

Net cash (used in) provided by operating activities	(8,738)	4,709

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,652)	(1,049)
Proceeds from assets held for sale and sales of equipment	663	8
Net change in margin account for derivative financial instruments	(200)	(371)

Net cash used in investing activities	(1,189)	(1,412)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	27,257
Payments of long-term debt	(50,000)	(15,000)
Proceeds from issuance of long-term debt	48,000	—
Payments of financing costs	(2,352)	(897)
Acquisition of treasury stock	—	(4)
Payments of capital leases	(56)	(52)

Net cash (used in) provided by financing activities	(4,408)	11,304

Net (decrease) increase in cash and cash equivalents	(14,335)	14,601
Cash and cash equivalents at beginning of period	22,012	7,417

Cash and cash equivalents at end of period	$7,677	$22,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc. (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended July 2, 2011 and July 3, 2010 consisted of 13 weeks.

The condensed consolidated balance sheet as of January 1, 2011 is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of January 1, 2011 and the unaudited condensed consolidated financial statements as of July 2, 2011, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 1, 2011 included in the Company’s most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

NOTE 2. CONSOLIDATION AND RESTRUCTURINGS

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida plant. All operations have been moved as of the end of the second quarter. As a result of this consolidation, we recorded consolidation charges of $1.4 million, which includes $0.1 million of severance expense and $1.3 million of moving expenses. The classification of these charges were $1.2 million within costs of goods sold and the remaining $0.2 million within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended July 2, 2011. We recorded consolidation charges of $4.0 million, which includes $1.3 million of severance expense and $2.7 million of moving expenses. The classification of the charges were $3.3 million within costs of goods sold, and the remaining $0.7 million, within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended July 2, 2011. The charges relate primarily to employee separation costs and moving expenses. The total charges recorded through July 2, 2011 for the consolidation are $6.1 million, $2.1 million having been recorded in December 2009, of which $0.1 million and $1.8 million are unpaid as of July 2, 2011 and January 1, 2011, respectively, and are classified in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The unpaid severance expenses, as of July 2, 2011, is expected to be disbursed prior to the end of 2011. We anticipate incurring an additional $0.5 million of expense during the last six months of 2011, to complete the consolidation of the operations.

On September 24, 2009 and November 12, 2009, we announced restructurings based on the results of our continued analysis of target markets, internal structure, projected run-rate, and efficiency. The charges from these restructurings totaled $2.4 million, of which $0.1 million was unpaid as of July 3, 2010, and are classified within accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The unpaid amount as of July 3, 2010 was disbursed in 2010.

The following table provides information with respect to our accrual for severance costs incurred in connection with the consolidation and restructuring costs:

	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended July 2, 2011:
2010 Consolidation	$1,359	$114	$(1,345)	$128

Three months ended July 3, 2010:
2009 Restructurings	$238	$—	$(128)	$110

Six months ended July 2, 2011:
2010 Consolidation	$1,812	$1,294	$(2,978)	$128

Six months ended July 3, 2010:
2009 Restructurings	$898	$—	$(788)	$110

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

The following table provides information with respect to our warranty accrual:

Accrued Warranty	Beginning of Period	Charged to Expense	Adjustments	Settlements	End of Period
(in thousands)
Three months ended July 2, 2011	$3,860	$678	$64	$(635)	$3,967
Three months ended July 3, 2010	$3,844	$734	$108	$(621)	$4,065
Six months ended July 2, 2011	$4,103	$1,287	$(195)	$(1,228)	$3,967
Six months ended July 3, 2010	$4,041	$1,343	$(42)	$(1,277)	$4,065

NOTE 4. INVENTORIES

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited finished goods inventory since all products are custom, made-to-order and usually ship upon completion. Finished goods inventory costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consisted of the following:

	July 2, 2011	January 1, 2011
	(in thousands)

Raw materials	$10,142	$9,273
Work in progress	323	293
Finished goods	1,116	969

	$11,581	$10,535

NOTE 5. STOCK COMPENSATION EXPENSE

We record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.5 million for the second quarter of 2011 and $0.9 million for the second quarter of 2010. We recorded compensation expense for stock based awards of $1.1 million for the first six months of 2011 and $1.0 million for the first six months of 2010. As of July 2, 2011, there was $2.3 million and less than $0.1 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively, including the repriced and exchanged options as described in Item 8, in footnote 17 under the titles “2010 Equity Exchange” and “2010 Issuer Tender Offer” in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011, as filed on March 21, 2011. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 2.4 years.

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

NOTE 7. NET (LOSS) INCOME PER COMMON SHARE

Basic EPS is determined using the two-class method and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Due to the net losses in the three and six month periods of 2011, as well as the six month period of 2010 presented herein, the dilutive effect of stock-based compensation plans is anti-dilutive. For the three months ended July 2, 2011 and July 3, 2010, there were 5,173,649 and 4,140,798 potential shares of common stock for the second quarter of 2011 and 2010, respectively relating to stock option agreements excluded from the computation of diluted EPS as their effect would have been anti-dilutive. For the six months ended July 2, 2011 and July 3, 2010, there were 5,119,824 and 2,709,748 potential shares of common stock, respectively, relating to stock option agreements excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Net (loss)/income	$(5,037)	$1	$(10,826)	$(2,059)

Weighted-average common shares - Basic	53,659	53,649	53,658	46,694
Add: Dilutive effect of stock compensation plans	—	685	—	—

Weighted-average common shares - Diluted	53,659	54,334	53,658	46,694

Net (loss)/income per common share:
Basic	$(0.09)	$0.00	$(0.20)	$(0.04)

Diluted	$(0.09)	$0.00	$(0.20)	$(0.04)

NOTE 8. INTANGIBLE ASSETS

Intangible assets are as follows:

	July 2, 2011	January 1, 2011	Original Useful Life (in years)
	(in thousands)
Intangible assets:
Trademarks	$44,400	$44,400	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(41,348)	(38,562)

Subtotal	14,352	17,138

Hurricane intellectual assets	2,797	2,797	3
Less: Accumulated amortization	(509)	(44)

Subtotal	2,288	2,753

Intangible assets, net	$61,040	$64,291

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

No impairment test was conducted as of July 2, 2011. Our year-end test of trademarks, performed as of January 1, 2011, utilized a weighted average royalty rate of 4.0% and a discount rate of 16.8%. Projected net sales used in the analysis were based on historical experience and a continuance of the recent decline in sales in the near future, followed by modest growth beginning in 2012. As of January 1, 2011, the estimated fair value of the trademarks exceeded book value by approximately 15%, or $6.6 million. We believe our projected sales are reasonable based on available information regarding our industry. We also believe the royalty rate is appropriate and could improve over time based on market trends and information, including that which is set forth above. The weighted average discount rate was based on current financial market trends and will remain dependent on such trends in the future. Absent offsetting changes in other factors, a 1% increase in the discount rate would decrease the estimated fair value of our trademarks by approximately $3.6 million but would not result in an impairment.

Amortizable Intangible Assets

We perform an impairment test on our amortizable intangible assets anytime that impairment indicators exist. Such assets include our customer relationships asset and the intellectual property assets acquired upon exercise of the option to purchase the Hurricane Window and Door Technology assets in December 2010. No such impairment and indicators were identified in 2011. We will continue to monitor and evaluate potential impairment indicators, including further declines in the housing market, which could result in impairment.

NOTE 9. LONG-TERM DEBT

On June 23, 2011, PGT Industries, Inc., entered into a credit agreement (the “Credit Agreement”) with three lenders. The Credit Agreement replaces the Company’s second amended and restated credit agreement, dated as of February 14, 2006 (the “Old Credit Agreement”). The Credit Agreement provides for a $15.0 million revolving credit facility, a $48.0 million term loan facility and an uncommitted incremental facility in an amount of up to $25.0 million. The revolving credit facility commitment and the term loans under the Credit Agreement will mature five years from the date of the execution of the Credit Agreement. As of July 2, 2011, there were $2.6 million of letters of credit outstanding and $12.4 million available on the revolver.

All borrowings under the Credit Agreement bear interest, at our option, at either: (a) a “base rate” equal to the highest of: (i) 0.50% per year above the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, (ii) the annual rate of interest in effect for that day as publicly announced as the “prime rate” and (iii) the one-month “eurodollar rate” (not to be less than 1.25%) or (b) a “eurodollar base rate” equal to the higher of (i) 1.25% and (ii) (adjusted for reserve requirements, deposit insurance assessment rates and other regulatory costs for eurodollar liabilities) the rate at which eurodollar deposits in dollars for the relevant interest period (which will be one, two, three or six months or, subject to availability, nine or twelve months, as selected by us) are offered in the interbank eurodollar market plus, in each case, a rate dependent on the ratio of our funded debt as compared to our adjusted consolidated EBITDA, ranging from 3.5% to 2.0% per year for borrowings bearing interest at the “base rate” and from 4.5% to 3.0% per year for borrowings bearing interest at the “eurodollar rate” (such rate added to the “eurodollar rate,” the “Eurodollar Margin”).

In accordance with Credit Agreement we will pay quarterly fees on the unused portion of the revolving credit facility at a rate equal to 0.50% as well as a quarterly letter of credit fee at a rate per annum equal to the Eurodollar Margin for revolving loans based on the maximum undrawn face amount of any outstanding letters of credit. We also pay customary transaction charges in connection with any letters of credit. In connection with this refinancing, we wrote off $0.4 million of deferred financing costs from our previous credit agreement, which is classified within other expense (income), net in the condensed consolidated statements of operations for the three and six months ended July 2, 2011.

Commencing in our third quarter, the $48.0 million term loan facility will be subject to quarterly repayments of 0.625% through our fiscal quarter ending on June 30, 2012, 1.25% through our fiscal quarter ending on July 4, 2015, and 1.875% thereafter, on a scheduled basis set forth in the Credit Agreement, with the final payment of all amounts outstanding (including accrued interest) being due five years from the date of the execution of the Credit Agreement.

The Credit Agreement imposes certain restrictions on us, including restrictions on our ability to: incur debt or provide guarantees; grant or suffer to exist liens; sell our assets; pay dividends or make other distributions in respect of capital stock; prepay certain indebtedness, make loans, advances, investments and acquisitions; change our line of business; engage in affiliate transactions; consummate mergers, consolidations or other fundamental transactions; and enter into agreements with negative pledge clauses. Commencing with the fiscal quarter ending on October 1, 2011, the Credit Agreement also requires us to maintain certain minimum interest coverage ratios and maximum leverage ratios, which are tested at the end of each fiscal quarter, and further provides for customary affirmative covenants (including obligations to hedge a portion of our interest rate risk) and events of default.

PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents and such guarantee is secured by a lien on the assets of our wholly owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

Contractual future maturities of long-term debt and capital leases as of July 2, 2011 are as follows (in thousands):

Remainder of 2011	$0.7
2012	1.8
2013	2.4
2014	2.4
2015	3.0
2016	37.8

Total	$48.1

The Old Credit Agreement consisted of $235 million senior secured credit facility (“Terminated Facility”) and a $115 million second lien term loan due February 14, 2012, with a syndicate of banks. The Terminated Facility was composed of a $25 million revolving credit facility, having been reduced from $30 million as a result of the third amendment discussed below, and initially, a $205 million first lien term loan. The second lien term loan was fully repaid with proceeds from our IPO in 2006. The outstanding balance of the first lien term loan on April 2, 2011 was $50.0 million. During 2010, we prepaid $18.0 million of long-term debt with cash generated from operations and from the net proceeds of the rights offering.

On December 24, 2009, we announced that we entered into a third amendment to the Terminated Facility. The amendment, among other things, provided a leverage covenant holiday for 2010, increased the maximum leverage amount for the first quarter of 2011 to 6.25 times (then dropping 0.25X per quarter starting the second quarter until the end of the term), extended the due date on the revolver loan until the end of 2011, increased the applicable rate on any outstanding revolver loan by 25 basis points, and set a base rate floor of 4.25%. The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $17 million of the term loan under the Terminated Facility no later than March 31, 2010, of which no more than $2 million was permitted to come from cash on hand. In December 2009, the Company used cash generated from operations to prepay $2 million of outstanding borrowings under the Terminated Facility. Using proceeds from the 2010 rights offering, the Company made an additional prepayment of $15.0 million on March 17, 2010, bringing total prepayments of debt at that time to $17.0 million. Fees paid to the administrative agent and lenders totaled $1.0 million. Such fees were being amortized using the effective interest method over the remaining term of the Terminated Facility. Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, the amendment became effective on March 17, 2010.

Under the third amendment, the first lien term loan bore interest at a rate equal to an adjusted LIBOR rate plus a margin ranging from 3.5% per annum to 5% per annum or a base rate plus a margin ranging from 2.5% per annum to 4.0% per annum, at our option. The margin in either case is dependent on our leverage ratio. The loans under the Terminated Facility bore interest at a rate equal to an adjusted LIBOR rate plus a margin depending on our leverage ratio ranging from 3.00% per annum to 5.00% per annum or a base rate plus a margin ranging from 2.00% per annum to 4.00% per annum, at our option. The amendment established a floor of 4.25% for base rate loans, and continued the 3.25% floor for adjusted LIBOR established in the previous amendment.

NOTE 10. COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of comprehensive loss for the three and six month periods ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands)		(in thousands)
Net (loss)/income	$(5,037)	$1	$(10,826)	$(2,059)

Other comprehensive loss, net of taxes:
Change related to forward contracts for aluminum, net of tax expense of $0 and $0 for the three month periods ended July 2, 2011 and July 3, 2010, respectively, and net of tax expense of $0 and $0 for the six month periods ended July 2, 2011 and July 3, 2010, respectively	(309)	(702)	(183)	(715)

Total comprehensive loss	$(5,346)	$(701)	$(11,009)	$(2,774)

The following table shows the components of accumulated other comprehensive loss for the three and six month periods ended July 2, 2011 and July 3, 2010:

(in thousands)	Aluminum Forward Contracts	Valuation Allowance	Total
Balance at April 2, 2011	$(1,553)	$436	$(1,117)
Changes in fair value	(65)	0	(65)
Reclassification to earnings	(244)	0	(244)
Tax effect	121	(121)	—

Balance at July 2, 2011	$(1,741)	$315	$(1,426)

(in thousands)	Aluminum Forward Contracts	Valuation Allowance	Total
Balance at April 3, 2010	$(1,509)	$465	$(1,044)
Changes in fair value	(572)	0	(572)
Reclassification to earnings	(130)	0	(130)
Tax effect	274	(274)	—

Balance at July 3, 2010	$(1,937)	$191	$(1,746)

(in thousands)	Aluminum Forward Contracts	Valuation Allowance	Total
Balance at January 1, 2011	$(1,631)	$388	$(1,243)
Changes in fair value	194	0	194
Reclassification to earnings	(377)	0	(377)
Tax effect	73	(73)	—

Balance at July 2, 2011	$(1,741)	$315	$(1,426)

(in thousands)	Aluminum Forward Contracts	Valuation Allowance	Total
Balance at January 2, 2010	$(1,501)	$470	$(1,031)
Changes in fair value	(504)	—	(504)
Reclassification to earnings	(211)	—	(211)
Tax effect	279	(279)	—

Balance at July 3, 2010	$(1,937)	$191	$(1,746)

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

NOTE 12. FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

Financial Instruments

Our financial instruments, not including derivative financial instruments discussed below, include cash, accounts receivable and accounts payable whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include long-term debt. As the refinancing was completed on June 23, 2011, the fair value is approximately equal to the carrying value as of July 2, 2011. Based on bid prices for our debt, the fair value of our long-term debt was approximately $48 million as of January 1, 2011.

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

We do not maintain a line of credit to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls. Should the price of aluminum fall to a level which causes us to switch to a liability position for open aluminum contracts, we would be required to fund daily margin calls to cover the excess.

At July 2, 2011, the fair value of our aluminum forward contracts was in an asset position of $425 thousand including $304 thousand of cash on deposit with our commodity broker. We had 12 outstanding forward contracts for the purchase of 1.7 million pounds of aluminum, approximately 39% of our anticipated need for the third and fourth quarter of 2011, at an average price of $1.08 per pound with maturity dates of between less than one month and 5 months through December 2011. We assessed the risk of non-performance of the counter-party to these contracts and recorded an immaterial adjustment to fair value as of July 2, 2011. When margin calls are required, we net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis. For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

In addition, as of July 2, 2011, we had entered into six zero cost collars with a ceiling of $2,700 per metric ton and a concurrent floor at $2,295 per metric ton that hedge 0.9 million pounds, approximately 22% of our remaining 2011 third and fourth quarter anticipated needs. Should prices fall within the range upon settlement, there is no cost to the collars. If aluminum is above $2,700 per metric ton we would be able to purchase at $2,700 per ton. If aluminum is below $2,295 per metric ton we would be required to purchase at $2,295 per metric ton. As of July 2, 2011, aluminum is priced between our ceiling and floor and the net fair value of the instruments was insignificant.

The fair value of our aluminum hedges is classified in the accompanying consolidated balance sheets as follows (in thousands):

		July 2,	January 1,
		2011	2011

Derivatives in a net asset position	Balance Sheet Location
Hedging instruments:
Aluminum forward contracts	Other Current Assets	$121	$300
Cash on deposit related to payments of margin calls	Other Current Assets	304	250

Total hedging instruments		$425	$550

Aluminum forward contracts identical to those held by us trade on the London Metal Exchange (“LME”). The LME provides a transparent forum and is the world’s largest center for the trading of futures contracts for non-ferrous metals. The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle. Based on this high degree of volume and liquidity in the LME, the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time we believe represents a contract’s exit price to be used for purposes of determining fair value. We categorize these aluminum forward contracts as being valued using Level 2 inputs as follows:

	Fair Value Measurements at Reporting Date
	of Net Asset Using:
		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	July 2,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Aluminum forward contracts	$121	$0	$121	$0

Cash on deposit related to payments of margin calls	304

Aluminum forward contracts, net asset	$425

Description	January 1, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Aluminum forward contracts	$300	$—	$300	$—

Cash on deposit related to payments of margin calls	250

Aluminum forward contracts, net asset	$550

Our aluminum hedges qualify as highly effective for reporting purposes. For the three and six month periods ended July 2, 2011, and July 3, 2010, the ineffective portion of the hedging instruments was not significant. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. At July 2, 2011, these contracts were designated as effective. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. For the three and six month periods ended July 2, 2011, and July 3, 2010, no amounts were reclassified to earnings because of the discontinuance of a cash flow hedge because it was probable that the original forecasted transaction would not occur. The ending accumulated balance related to the fair value of the aluminum forward contracts included in accumulated other comprehensive income, net of tax, is $0.1 million as of July 2, 2011, all of which is expected to be reclassified into earnings over the next twelve months.

The following represents the gains (losses) on derivative financial instruments for the three and six month periods ended July 2, 2011 and July 3, 2010, and their classifications within the accompanying condensed consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	July 2,	July 3,		July 2,	July 3,
	2011	2010		2011	2010

Aluminum contracts	$(65)	$(572)	Cost of sales	$285	$130

	Derivatives in Cash Flow Hedging Relationships
			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
				Three Months Ended
				July 2, 2011	July 3, 2010

Aluminum contracts			Other income or other expense	$(41)	$0

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended			Six Months Ended
	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010

Aluminum contracts	$194	$(504)	Cost of sales	$377	$191

	Derivatives in Cash Flow Hedging Relationships
			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
				Six Months Ended
				July 2, 2011	July 3, 2010

Aluminum contracts			Other income or other expense	$0	$20

NOTE 13. ASSETS HELD FOR SALE

In the first quarter of 2010, we entered into an agreement to list the Lexington, North Carolina facility for sale with an agent. We determined the fair value by obtaining recommendations of value from various local real estate agents and by reviewing data from comparable sales and leases executed in the recent past.

As of January 1, 2011, we reviewed the relevant factors affecting the value of this facility and determined that the value remained appropriate. This facility’s fair value was determined using Level 2 inputs as follows:

	Fair Value Measurements at Reporting Date of Asset Using:
Description	January 1, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Lexington Property	$657	$—	$657	$—

In January 2011, we accepted an offer to sell the property. The purchase price less estimated closing cost resulted in an additional impairment of less than $0.1 million, which was recorded in the fourth quarter of 2010. The sale of this building closed in the second quarter of 2011 at approximately the net book value as recorded.

NOTE 14. GOVERNMENT INCENTIVE

In February 2011 we received a government incentive of $0.6 million in cash from our local county authority to assist in the consolidation of operations into our Florida facilities. Under the terms of the agreement we must, among other things, move the majority of our equipment from North Carolina to Florida and lease at least one building in Sarasota County, both of which were accomplished by April 2, 2011. In addition, we must add 400 employees by December 1, 2015. If we have not hired or do not have open positions for 400 additional employees on December 1, 2015, we will be required to repay $1,500 for each employee under 400 that we have not hired or have an open position for at that date. The agreement also requires us to repay a pro-rata portion of the grant if we relocate operations outside of the county before December 1, 2015.

We believe that based on the number of employees hired to date and our plans for future hiring, as well as the completion of other terms noted above, we have reasonable assurance that a substantial majority of the grant will be retained on December 1, 2015. Due to the existence of the performance obligations extending over a 5-year period, we will recognize the reasonably assured portion of the grant over the life of the agreement as an offset to the payroll of the employees hired, which is included in cost of goods sold. This amount is expected to result in an immaterial amount recognized each quarter through December 1, 2015. As of July 2, 2011, the deferred portion of the grant of $0.6 million has been classified as $0.1 million in accounts payable and accrued liabilities and $0.5 million in other liabilities within the accompanying condensed consolidated balance sheet.

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

EXECUTIVE OVERVIEW

Sales and Operations

On August 3, we issued a press release and held a conference call on August 4, 2011 to review the results of operations for our second quarter and first six months ended July 2, 2011. During the call, we also discussed current market conditions and progress made regarding certain business initiatives and our plant consolidation. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks. We are neither updating nor confirming that information.

In the second quarter of 2011, housing starts in our core market were down 5%. Multi-family starts were up 9%, but single family starts decreased 8%, each compared to a year ago. Market conditions remain difficult and are not expected to turn around significantly in 2011.

Sales in the second quarter decreased $3.8 million or 7.8% from a year ago. This includes a reduction in WinGuard sales which were down $1.8 million or 5.9%, mainly as a result of temporary capacity constraints. In April 2011, our Vinyl WinGuard lines were able to produce approximately 50% of the units that were produced in April 2010. This was due to the shutdown in North Carolina, the line move to Florida and the subsequent ramp up of the line. As a result, these lines could not meet demand, and Vinyl WinGuard sales were down $400 thousand or 8% from prior year. That product line had year over year sales growth in each of the previous 4 quarters.

We did experience improvement on these lines during the second quarter. In June, that line produced 90% of the units produced in June 2010.

Although our Aluminum WinGuard lines were already located in Florida, production was negatively affected by the increased pressure on our glass operations. In order to meet demand we extended our lead times during April. This increase in lead time, along with the shift towards vinyl products, contributed to the decline in Aluminum WinGuard sales, which were down $1.4 million, or 6%, for the quarter. Lead times for product on this line returned to 10 days at the end of July.

Our vinyl non-impact products, including SpectraGuard, reported a $1.6 million decline in sales, or 33%, due both to our decreased sales efforts out of state as well as capacity constraints caused by moving these lines during the second quarter.

We also experienced a $1.6 million decrease in Architectural Systems sales due to ongoing softness in the commercial market.

Our PremierVue line of high end vinyl impact products continues to grow with a $1.1 million increase in sales to $2.2 million for the second quarter. The growth of this line shows that consumers in Florida are interested in energy efficient products meeting the highest structural demands.

In terms of sales by region, out of state sales were down $3.0 million, or 39%. This decline was not unexpected, as we have intentionally decreased our sales efforts out of state, and narrowed our focus to Florida, international, and coastal markets.

Sales into Florida were down $1.1 million, or 2.8%, from a year ago due mainly to temporary capacity constraints described above.

International sales have increased 17%, or $0.3 million, over prior year. Our recently added resources are already making an impact in a territory in which we believe there is a strong demand for our impact products.

Our decline in overall sales occurred both in new construction, down 11%, and in repair and remodeling (R&R), down 5%. As a percentage of total sales for the second quarter of 2011, R&R sales accounted for 78% and new construction sales accounted for 22% of sales.

Liquidity and Cash Flow

On June 23, 2011 we refinanced our long-term debt which was going to be due in February 2012. This agreement, which was filed as part of an 8-K with the SEC on June 23, 2011, among other things, extends the due date of our debt to June 2016 and reduces the interest rate on the debt by 100 basis points (5.75 percent initially with the potential for a further improvement as our leverage decreases). In connection with this refinancing, we paid down our outstanding debt by $2 million to $48 million.

Consolidation and Restructuring

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida plant. All operations have been moved as of the end of the second quarter. As a result of this consolidation, we recorded consolidation charges of $1.4 million, which include $0.1 million of severance expense and $1.3 million of moving expenses. The classification of these charges were $1.2 million within costs of goods sold and the remaining $0.2 million within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended July 2, 2011. We recorded consolidation charges of $4.0 million, which includes $1.3 million of severance expense and $2.7 million of moving expenses. The classification of these charges were $3.3 million within costs of goods sold and the remaining $0.7 million within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended July 2, 2011. The charges relate primarily to employee separation costs and moving expenses. The total charges recorded through July 2, 2011 for the consolidation are $6.1 million, $2.1 million having been recorded in December 2009, of which $0.1 million and $1.8 million are unpaid as of July 2, 2011 and January 1, 2011, respectively, and are classified in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The unpaid severance expense as of July 2, 2011 are expected to be disbursed prior to the end of 2011. The Company anticipates incurring an additional $0.5 million of expense during the third and fourth quarter of 2011, to complete the consolidation of the operations.

On September 24, 2009 and November 12, 2009, we announced restructurings based on the results of our continued analysis of target markets, internal structure, projected run-rate, and efficiency. The charges from these restructurings totaled $2.4 million, of which $0.1 million was unpaid as of July 3, 2010, and are classified within accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The unpaid amount as of July 3, 2010 was disbursed in 2010.

The following table provides information with respect to our accrual for severance costs incurred in connection with the consolidation and restructuring costs:

	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended July 2, 2011:
2010 Consolidation	$1,359	$114	$(1,345)	$128

Three months ended July 3, 2010:
2009 Restructurings	$238	$—	$(128)	$110

Six months ended July 2, 2011:
2010 Consolidation	$1,812	$1,294	$(2,978)	$128

Six months ended July 3, 2010:
2009 Restructurings	$898	$—	$(788)	$110

Selected Financial Data

The following table presents financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.9%	68.9%	79.7%	70.3%

Gross margin	20.1%	31.1%	20.3%	29.7%
Selling, general and administrative expenses	27.9%	28.4%	29.9%	28.9%

(Loss) income from operations	(7.8%)	2.7%	(9.6%)	0.8%
Interest expense, net	2.4%	2.5%	2.5%	3.0%
Other expense	1.0%	0.0%	0.5%	0.0%

(Loss) income before income taxes	(11.2%)	0.2%	(12.6%)	(2.2%)
Income tax expense	0.0%	0.2%	0.0%	0.1%

Net (loss) income	(11.2%)	0.0%	(12.6%)	(2.3%)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 2, 2011 AND JULY 3, 2010

Net sales

Net sales were $45.2 million in the second quarter of 2011, which represented a decrease of $3.8 million, or 7.8%, compared to the 2010 second quarter. The following table shows net sales classified by major product category (sales in millions):

	Three Months Ended
	July 2, 2011		July 3, 2010
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Window and Door Products	$32.3	71.5%	$34.5	70.4%	(6.4%)
Other Window and Door Products	12.9	28.5%	14.5	29.6%	(11.0%)

Total net sales	$45.2	100.0%	$49.0	100.0%	(7.8%)

Net sales of impact window and door products, which includes our WinGuard, PremierVue and Architectural Systems product lines, were $32.3 million for the second quarter of 2011, a decrease of $2.2 million, or 6.4%, from $34.5 million in net sales for the 2010 second quarter. The decrease was due mainly to a decrease of $1.6 million in our Architectural Systems products sales due to the softness of the commercial market, and a decrease of $1.8 million in WinGuard product sales. Aluminum WinGuard sales were down $1.4 million due in part to a switch from aluminum to vinyl products in some of our Florida markets, as well as temporary capacity constraints as a result of our consolidation. Vinyl WinGuard sales were also down $0.4 million despite the switch to vinyl products, as a result of the temporary capacity constraints caused by our plant consolidation completed in the second quarter. These constraints required us to temporarily increase lead times on several lines including WinGuard. This was offset by an increase in PremierVue sales of $1.1 million when compared to prior year. PremierVue sales are continuing to gain traction in markets where impact resistance and energy efficiency are both important to the consumer. All of our impact product sales have also been affected, to some extent, by the lack of storm activity during the four most recent hurricane seasons in the coastal markets of Florida served by the Company. WinGuard product sales represented 63% and 62% of our net sales for the second quarter of 2011 and 2010, respectively.

Net sales of Other Window and Door Products were $12.9 million for the second quarter of 2011, a decrease of $1.6 million, or 11.0%, from $14.5 million in net sales for the 2010 second quarter. This decrease was due mainly to a decrease in sales of our non-impact vinyl products whose sales were down $1.6 million, as a result of our decision to concentrate our sales efforts on Florida, international, and coastal markets, as well as temporary capacity constraints as a result of the consolidation.

Gross margin

Gross margin was $9.1 million, or 20.1% of sales, for the second quarter of 2011, a decrease of $6.2 million, or 40.5%, from $15.2 million, or 31.1% of sales, for the second quarter of 2010. The 2011 second quarter margin was impacted by $1.2 million in consolidation costs and $3.4 million related to the temporary excess labor and scrap expense incurred as a result of the consolidation. This temporary excess labor and scrap was calculated by comparing actual quarter results to a normalized pre-consolidation quarter. We expect to return to normal operating efficiencies, by the end of the third quarter. Adjusting for these charges, gross margin would have been 30.1% in the second quarter of 2011. The 1.0% decrease in adjusted gross margin as a percent of sales is mainly a result of lower absorption consistent with lower volume (2.3%) and an increase in the cost of materials (1.8%). This was partially offset by the effect of the price increase announced in the first quarter (2.1%), slightly improved mix (0.2%), and lower overhead spending (0.8%).

Selling, general and administrative expenses

Selling, general and administrative expenses were $12.6 million for the second quarter of 2011, a decrease of $1.3 million from $13.9 million for the 2010 second quarter. Selling, general, and administrative expense includes charges of $0.2 million in 2011 related to our plant consolidation. Excluding the consolidation charges in 2011, selling, general and administrative expenses decreased $1.5 million and as a percentage of sales was 27.4% in the second quarter of 2011 compared to 28.4% in the second quarter of 2010. The decrease in adjusted SG&A was due mainly to a decrease in selling and marketing expenses, a $0.4 million decrease in non-cash stock compensation and depreciation expense of $0.2 million.

Interest expense, net

Interest expense, net was $1.1 million in the second quarter of 2011, a decrease of $0.2 million from $1.3 million for the second quarter of 2010. The decrease was due to lower debt levels outstanding during the second quarter and the effect of the lower interest rate for the last part of the quarter.

Other expense ( income), net

Other expense (income), net was $0.5 million in the second quarter of 2011. The increase was due to a $0.4 million write-off of deferred financing costs in connection with our refinancing that closed in the second quarter of 2011, and less than $0.1 million relating to the ineffective portions of aluminum hedges.

Income tax benefit

We had an effective tax rate of 0.0% in the second quarter of 2011 due to the full valuation allowances that we apply to our deferred tax assets. We recorded $77 thousand in tax expense during the second quarter of 2010 to true up the provision recorded at the end of 2009 year to the tax return as filed. Absent that entry, we had an effective tax rate of 0.0% in the second quarter of 2010. Changes in deferred tax assets and liabilities during the second quarter of 2011 and 2010 were offset by changes in the valuation allowance for deferred tax assets.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 2, 2011 AND JULY 3, 2010

Net sales

Net sales were $85.8 million in the first six months of 2011, which represented a decrease of $3.7 million, or 4.1%, compared to the 2010 first six months. The following table shows net sales classified by major product category (sales in millions):

	Six Months Ended
	July 2, 2011		July 3, 2010
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Window and Door Products	$60.7	70.7%	$62.3	69.6%	(2.6%)
Other Window and Door Products	25.1	29.3%	27.2	30.4%	(7.7%)

Total net sales	$85.8	100.0%	$89.5	100.0%	(4.1%)

Net sales of impact window and door products, which includes our WinGuard, PremierVue and Architectural Systems product lines, were $60.7 million for the first six months of 2011, a decrease of $1.6 million, or 2.6%, from $62.3 million in net sales for the 2010 first six months. The decrease was due mainly to a decrease of $2.1 million in our Architectural Systems products sales due to the softness of the commercial market and a decrease of $1.0 million in WinGuard product sales. Aluminum WinGuard sales were down $1.4 million, or 3.1% due in part to a switch from aluminum to vinyl products in some of our Florida markets, as well as temporary capacity constraints as a result of our consolidation. Vinyl WinGuard sales were up $0.5 million, or 5.5%, however these sales were negatively impacted by the temporary capacity constraints, that arose in the second quarter as a result of the consolidation. These constraints required us to temporarily increase lead times on several lines including WinGuard. These decreases were offset by an increase in PremierVue sales of $1.6 million, or 87%, when compared to prior year. PremierVue sales are continuing to gain traction in markets where impact resistance and energy efficiency are both important to the consumer. All of our impact product sales have also been affected, to some extent, by the lack of storm activity during the four most recent hurricane seasons in the coastal markets of Florida served by the Company. WinGuard product sales represented 63% and 62% our net sales for the first six months of 2011 and 2010, respectively.

Net sales of Other Window and Door Products were $25.1 million for the first six months of 2011, a decrease of $2.1 million, or 7.7%, from $27.2 million in net sales for the first six months of 2010. This decrease was due mainly to a decrease in sales of our non-impact vinyl products whose sales were down $1.8 million, or 19.4%, as a result of our decision to concentrate our sales efforts on Florida, international and coastal markets, as well as temporary capacity constraints as a result of the consolidation.

Gross margin

Gross margin was $17.4 million, or 20.3% of sales, for the first six months of 2011, a decrease of $9.2 million, or 34.5%, from $26.6 million, or 29.7% of sales, for the first six months of 2010. The 2011 first six months margin was impacted by $3.3 million in consolidation costs and $3.4 million related to the temporary excess labor and scrap expense incurred as a result of the consolidation. This temporary excess labor and scrap was calculated by comparing actual quarter results to a normalized pre-consolidation quarter. We expect to return to normal operating efficiencies, by the end of the third quarter. Adjusting for these charges, gross margin would have been 28.0% in the first six months of 2011. The 1.7% decrease in adjusted gross margin as a percent of sales is mainly a result of lower absorption consistent with lower volume (1.2%) and an increase in the cost of materials (1.7%). This was partially offset by the effect of the price increase implemented in the first quarter (1.1%).

Selling, general and administrative expenses

Selling, general and administrative expenses were $25.6 million for the first six months of 2011, a decrease of $0.2 million, from $25.8 million for the first six months of 2010. Selling, general, and administrative express includes charges of $0.7 million in 2011 related to our plant consolidation. Excluding the consolidation charges in 2011, selling, general and administrative expenses decreased $0.9 million and as a percentage of sales was 29.0% in the first six months of 2011 compared to 28.9% in the first six months of 2010. The decrease in adjusted SG&A was due mainly to a decrease in depreciation expense of $0.5 million and lower selling and marketing expenses.

Interest expense, net

Interest expense, net was $2.2 million in the first six months of 2011, a decrease of $0.5 million from $2.7 million for the first six months of 2010. The decrease is the result of lower overall debt levels during the first six months of 2011, as a result of the prepayment made during 2010.

Other expense (income), net

Other expense (income), net was $0.4 million for the first six months of 2011, which included a write-off of deferred financing costs in connection with our refinancing that closed in the second quarter of 2011.

Income tax benefit

We had an effective tax rate of 0.0% in the first six months of 2011 due to the full valuation allowances that we apply to our deferred tax assets. We recorded $77 thousand in tax expense during the first six months of 2010 to true up the provision recorded at the end of 2009 to the tax return as filed. Absent that entry, we have an effective tax rate of 0.0% in the first six months of 2010. Changes in deferred tax assets and liabilities during the first six months of 2011 and 2010 were offset by changes in the valuation allowance for deferred tax assets.

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

Consolidated Cash Flows

Operating activities. Cash used in operating activities was $8.7 million in the first half of 2011 compared to cash provided of $4.7 million in the first half of 2010. This is due to our use of cash related to working capital primarily for the payment of $2.8 million in employee bonuses earned in 2010 and an increase in receivables of $4.9 million. In addition, we paid $9.1 million in consolidation expenses and temporary excess labor and scrap incurred as a result of the consolidation in the first half of 2011.

Direct cash flows from operations for the first half of 2011 and 2010 are as follows:

	Direct Cash Flows
	Six Months Ended
(in millions)	July 2, 2011	July 3, 2010
Collections from customers	$82.2	$86.3
Other collections of cash	1.9	1.2
Disbursements to vendors	(54.0)	(53.9)
Personnel related disbursements	(37.0)	(30.3)
Debt service costs	(1.8)	(2.3)
Other cash activity, net	(-0-)	3.7

Cash used in operations	$(8.7)	$4.7

Other collections of cash for in the first half of 2011 includes $0.6 million from the Sarasota County Economic Development grant. The remaining amount for the first half of 2011 and 2010 primarily represent scrap aluminum sales.

Days sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 41 days at July 2, 2011, and 42 days at January 1, 2011, compared to 40 days at July 3, 2010, and 41 days at January 2, 2010, respectively. The gross amount of receivables from two customers on payment plans, at July 2, 2011, was $1.0 million, of which $0.8 million was reserved. During the quarter ended July 2, 2011, we received payments pursuant to these payment plans of less than $0.1 million.

Inventory on hand as of July 2, 2011, increased $1.5 million compared to July 3, 2010. Inventory turns during the first six months of 2011, increased to 11.5 from 11.2 when compared to the first six months of 2010.

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

Investing activities. Cash used for investing activities was $1.2 million for the first half of 2011, compared to cash used of $1.4 million for the first half of 2010. The decrease of $0.2 million in cash used in investing activities was due to proceeds from the sale of the Lexington facility offset by higher levels of capital spending.

Financing activities. Cash used in financing activities was $4.4 million in the first half of 2011, compared to cash provided by financing activities of $11.3 million in the first half of 2010. The cash provided by financing activities in the first half of 2010, include the $27.3 million in net proceeds from the rights offering, offset by the $15.0 million term debt prepayment made on March 17, 2010, and the $0.9 million in debt amendment fees.

Debt Covenants

In accordance with the Credit Agreement, defined below, we are required to maintain certain financial covenants the most restrictive of which is a maximum ratio of Total Long-Term Debt to Adjusted EBITDA for the trailing four quarters. Beginning with the quarter ended October 1, 2011, the maximum ratio allowed is 3.9 times, and is lowered every subsequent quarter. Adjusted EBITDA as defined in the agreement; Net Income/(Loss) plus interest expense (net of interest income), income taxes, depreciation, amortization, as well as other non-reoccurring items such as restructuring charges, plant consolidation costs, manufacturing inefficiencies incurred in connection with the plant consolidation, and non-cash stock compensation. We closely monitor compliance with our various debt covenants.

Capital Resources

On June 23, 2011, PGT Industries, Inc. entered into a credit agreement (the “Credit Agreement”) with three lenders. The Credit Agreement replaces the Company’s second amended and restated credit agreement, dated as of February 14, 2006 (the “Old Credit Agreement”). The Credit Agreement provides for a $15.0 million revolving credit facility, a $48.0 million term loan facility and an uncommitted incremental facility in an amount of up to $25.0 million. The revolving credit facility commitment and the term loans under the Credit Agreement will mature five years from the date of the execution of the Credit Agreement. As of July 2, 2011, there were $2.6 million of letters of credit outstanding and $12.4 million available on the revolver.

All borrowings under the Credit Agreement bear interest, at our option, at either: (a) a “base rate” equal to the highest of: (i) 0.50% per year above the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, (ii) the annual rate of interest in effect for that day as publicly announced as the “prime rate” and (iii) the one-month “eurodollar rate” (not to be less than 1.25%) or (b) a “eurodollar base rate” equal to the higher of (i) 1.25% and (ii) (adjusted for reserve requirements, deposit insurance assessment rates and other regulatory costs for eurodollar liabilities) the rate at which eurodollar deposits in dollars for the relevant interest period (which will be one, two, three or six months or, subject to availability, nine or twelve months, as selected by us) are offered in the interbank eurodollar market plus, in each case, a rate dependent on the ratio of our funded debt as compared to our adjusted consolidated EBITDA, ranging from 3.5% to 2.0% per year for borrowings bearing interest at the “base rate” and from 4.5% to 3.0% per year for borrowings bearing interest at the “eurodollar rate” (such rate added to the “eurodollar rate,” the “Eurodollar Margin”).

In accordance with this Credit Agreement we will pay quarterly fees on the unused portion of the revolving credit agreement at a rate equal to 0.50% as well as a quarterly letter of credit fee at a rate per annum equal to the Eurodollar Margin for revolving loans based on the maximum undrawn face amount of any outstanding letters of credit. We also pay customary transaction charges in connection with any letters of credit. In connection with this refinancing, we wrote-off $0.4 million of deferred financing costs from our previous credit agreements, which is classified within other expense (income), net in the condensed consolidated statement of operations for the three and six months ended July 2, 2011.

Commencing in our third quarter, the $48.0 million term loan facility will be subject to quarterly repayments of 0.625% through our fiscal quarter ending on June 30, 2012, 1.25% through our fiscal quarter ending on July 4, 2015, and 1.875% thereafter, on a scheduled basis set forth in the Credit Agreement, with the final payment of all amounts outstanding (including accrued interest) being due five years from the date of the execution of the Credit Agreement.

The Credit Agreement imposes certain restrictions on us, including restrictions on our ability to: incur debt or provide guarantees; grant or suffer to exist liens; sell our assets; pay dividends or make other distributions in respect of capital stock; prepay certain indebtedness, make loans, advances, investments and acquisitions; change our line of business; engage in affiliate transactions; consummate mergers, consolidations or other fundamental transactions; and enter into agreements with negative pledge clauses. Commencing with the fiscal quarter ending on October 1, 2011, the Credit Agreement also requires us to maintain certain minimum interest coverage ratios and maximum leverage ratios, which are tested at the end of each fiscal quarter, and further provides for customary affirmative covenants (including obligations to hedge a portion of our interest rate risk) and events of default.

PGT Inc. has guaranteed all loans and other obligations under the Credit Agreement and related documents and such guarantee is secured by a lien on the assets of the our wholly owned subsidiary PGT Industries, Inc., subject to certain limitations PGT Inc. has no operations or assets independent of its subsidiary.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first six months of 2011, capital expenditures were $1.7 million, compared to $1.0 million for the first six months of 2010. During the past several years and continuing into 2011, we reduced certain discretionary capital spending to conserve cash. We expect to spend nearly $5.3 million on capital expenditures in 2011, including capital expenditures related to product line expansions targeted at increasing sales. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

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

Contractual Obligations

Other than the debt refinancing as described in “Liquidity and Capital Resources” above, there have been no significant changes to our “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 1, 2011, as filed with the Securities and Exchange Commission on March 21, 2011.

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

We identified our significant accounting policies in our Annual Report on Form 10-K for the year ended January 1, 2011, as filed with the Securities and Exchange Commission on March 21, 2011. There have been no changes to our critical accounting policies during the first six months of 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. We are exposed to changes in LIBOR or the base rate. We do not currently use interest rate swaps, caps or futures contracts to mitigate this risk, although we will enter into such an agreement in the third quarter of 2011, for at least 50% of our outstanding debt in accordance with requirements related to the Credit Agreement. Changes in our debt could also increase these risks. Based on debt outstanding at July 2, 2011, a 1% increase (decrease) in interest rates above our interest rate floor established in the Credit Agreement, would result in approximately $0.5 million of additional (reduced) interest expense annually.

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process. We entered into aluminum hedging instruments that settle at various times through the end of 2011 and cover approximately 39% of our anticipated needs for the third and fourth quarter of 2011 at an average price of $1.08 per pound. For forward contracts for the purchase of aluminum at July 2, 2011, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contacts of aluminum by $0.2 million. This calculation utilizes our actual commitment of 1.7 million pounds under contract (to be settled throughout 2011) and the market price of aluminum as of July 2, 2011, which was approximately $1.12 per pound.

In addition, as of July 2, 2011, we had entered into zero cost collars with a ceiling of $2,700 per metric ton and a concurrent floor at $2,295 per metric ton that hedge 0.9 million pounds approximately 22% of our remaining 2011 third and fourth quarter anticipated needs. Should prices fall within the range upon settlement, there is no cost to the collars. If aluminum is above $2,700 per metric ton we would be able to purchase at $2,700 per ton. If aluminum is below $2,295 per metric ton, we would be required to purchase at $2,295 per metric ton. As of July 2, 2011, aluminum is priced between our ceiling and floor and a 10% decrease in the price of aluminum would have a minimal effect, if any at all, on the net fair value of our collars as the price of aluminum would fall right around the floor of $2,295 per metric ton.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities with respect to claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our financial position or results of operations.

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

10.1

Credit Agreement between PGT, Inc., PGT Industries, Inc., General Electric Capital Corporation, as administrative agent, collateral agent, swing line lender, L/C issuer and lender, GE Capital Markets, Inc. and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and bookrunners, and SunTrust Bank, as syndication agent, L/C issuer, and lender, and the other lender named therein, dated as of June 23, 2011 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 23, 2011 filed with the Securities and Exchange Commission on June 23, 2011, Registration No. 000-52059.

10.2	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.3	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.4	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.5	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.6	Form of Employment Agreement, dated February 20, 2009, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, and David B. McCutcheon (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.7	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8	Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.9	Market Alliance Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated February 27, 2009, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 27, 2009, filed with the Securities and Exchange Commission on March 5, 2009, Registration No. 000-52059)

10.10	Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.11	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.12	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.13	Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365

10.14	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-5205

10.15	Sales Contract, effective as of April 1, 2010, by and between E. I. du Pont de Nemours and Company, through its Packaging & Industrial Polymers business and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 4, 2010 filed with the Securities and Exchange Commission on May 6, 2010, Registration No. 000-52059)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: August 12, 2011	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: August 12, 2011	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2	Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

4.3	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1

Credit Agreement between PGT, Inc., PGT Industries, Inc., General Electric Capital Corporation, as administrative agent, collateral agent, swing line lender, L/C issuer and lender, GE Capital Markets, Inc. and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and bookrunners, and SunTrust Bank, as syndication agent, L/C issuer, and lender, and the other lender named therein, dated as of June 23, 2011 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 23, 2011 filed with the Securities and Exchange Commission on June 23, 2011, Registration No. 000-52059.

10.2	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.3	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.4	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.5	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.6	Form of Employment Agreement, dated February 20, 2009, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, and David B. McCutcheon (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.7	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8	Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.9	Market Alliance Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated February 27, 2009, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 27, 2009, filed with the Securities and Exchange Commission on March 5, 2009, Registration No. 000-52059)

10.10	Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.11	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.12	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.13	Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365

10.14	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-5205

10.15	Sales Contract, effective as of April 1, 2010, by and between E. I. du Pont de Nemours and Company, through its Packaging & Industrial Polymers business and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 4, 2010 filed with the Securities and Exchange Commission on May 6, 2010, Registration No. 000-52059)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	Furnished herewith.