Form 10-Q
period 2011-10-01
PGT, Inc.
filed 2011-11-10
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Common Stock, $0.01 par value – 53,670,135 shares, as of November 11, 2011.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net sales	$45,751	$47,179	$131,567	$136,700
Cost of sales	32,747	32,594	101,166	95,547

Gross margin	13,004	14,585	30,401	41,153

Selling, general and administrative expenses	11,613	13,580	37,244	39,413

Income (loss) from operations	1,391	1,005	(6,843)	1,740

Interest expense, net	1,114	1,212	3,287	3,950
Other expense (income), net	36	—	455	(20)

Income (loss) before income taxes	241	(207)	(10,585)	(2,190)

Income tax expense	—	—	—	77

Net income (loss)	$241	$(207)	$(10,585)	$(2,267)

Net income (loss) per common share:
Basic	$0.00	$(0.00)	$(0.20)	$(0.05)

Diluted	$0.00	$(0.00)	$(0.20)	$(0.05)

Weighted average shares outstanding:
Basic	53,659	53,654	53,658	49,014

Diluted	53,962	53,654	53,658	49,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	October 1,	January 1,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,856	$22,012
Accounts receivable, net	17,221	13,687
Inventories	12,108	10,535
Prepaid expenses	1,255	881
Other current assets	3,048	3,589
Assets held for sale	—	657

Total current assets	41,488	51,361

Property, plant and equipment, net	49,589	52,863
Intangible assets, net	59,414	64,291
Deferred financing costs	2,116	59
Other assets, net	345	545

Total assets	$152,952	$169,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,536	$16,696
Deferred income taxes	185	185
Current portion of long-term debt and capital lease obligations	79	245

Total current liabilities	14,800	17,126

Long-term debt and capital lease obligations	45,500	49,918
Deferred income taxes	17,130	17,130
Other liabilities	2,069	1,903

Total liabilities	79,499	86,077

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 53,670 and 53,670 shares issued and 53,659 and 53,654 shares outstanding at October 1, 2011 and January 1, 2011, respectively	537	537
Additional paid-in-capital, net of treasury stock	272,465	271,038
Accumulated other comprehensive loss	(1,674)	(1,243)
Accumulated deficit	(197,875)	(187,290)

Total shareholders’ equity	73,453	83,042

Total liabilities and shareholders’ equity	$152,952	$169,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	October 1,	October 2,
	2011	2010
	(unaudited)

Cash flows from operating activities:
Net loss	$(10,585)	$(2,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,912	7,049
Amortization	4,877	4,488
Provision for allowances of doubtful accounts	656	1,075
Amortization and write off of deferred financing costs	1,082	551
Stock-based compensation	1,428	1,624
Derivative financial instruments	36	—
Gain on disposal of assets	(109)	(14)
Change in operating assets and liabilities:
Accounts receivable	(4,594)	(5,290)
Inventories	(1,573)	(1,336)
Prepaid and other assets	(126)	3,553
Accounts payable, accrued and other liabilities	(1,553)	(399)

Net cash (used in) provided by operating activities	(4,549)	9,034

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,684)	(2,411)
Proceeds from sales of assets held for sale and equipment	667	20
Net change in margin account for derivative financial instruments	6	(160)

Net cash used in investing activities	(2,011)	(2,551)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	27,257
Payments of long-term debt	(52,500)	(15,000)
Proceeds from issuance of long-term debt	48,000	—
Payments of financing costs	(3,012)	(897)
Acquisition of treasury stock	—	(4)
Payments of capital leases	(84)	(78)

Net cash (used in) provided by financing activities	(7,596)	11,278

Net (decrease) increase in cash and cash equivalents	(14,156)	17,761
Cash and cash equivalents at beginning of period	22,012	7,417

Cash and cash equivalents at end of period	$7,856	$25,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc. (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended October 1, 2011 and October 2, 2010 consisted of 13 weeks.

The condensed consolidated balance sheet as of January 1, 2011 is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of January 1, 2011 and the unaudited condensed consolidated financial statements as of and for the periods ended October 1, 2011, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 1, 2011 included in the Company’s most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

NOTE 2.	CONSOLIDATION & RESTRUCTURING

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida plant. All operations were moved as of the end of the second quarter. As a result of this consolidation, in the three months ended October 1, 2011, we recorded consolidation charges of $0.1 million of moving expenses which were classified within cost of goods sold in the accompanying condensed consolidated statement of operations. For the nine months ended October 1, 2011, we recorded consolidation charges of $4.1 million, which includes $1.3 million of severance expense and $2.8 million of moving expenses. The classification of charges were $3.4 million within cost of goods sold, and the remaining $0.7 million within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The total charges recorded through October 1, 2011 for the consolidation are $6.2 million, $2.1 million having been recorded in December 2010, of which approximately less than $0.1 million and $1.8 million are accrued as of October 1, 2011 and January 1, 2011, respectively, and are classified in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The unpaid severance expense as of October 1, 2011 is expected to be disbursed prior to the end of 2011. We do not anticipate incurring additional consolidation charges.

We also announced a restructuring on November 12, 2009, which was also a result of the continued analysis of our target markets, internal structure, projected run-rate, and efficiency. The charges from this restructuring totaled $1.5 million, of which $5 thousand remains unpaid as of October 2, 2010, and are classified within accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The unpaid amount as of October 2, 2010 was disbursed in the fourth quarter of 2010.

The following table provides information with respect to our accrual for severance costs incurred in connection with the consolidation and restructuring costs:

	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended October 1, 2011:
2010 Consolidation	$128	$—	$(53)	$75

Three months ended October 2, 2010:
2009 Restructuring	$110	$—	$(105)	$5

Nine months ended October 1, 2011:
2010 Consolidation	$1,812	$1,294	$(3,031)	$75

Three months ended October 2, 2010:
2009 Restructuring	$898	$—	$(893)	$5

NOTE 3.	WARRANTY

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

The following table provides information with respect to our warranty accrual:

	Beginning	Charged to			End of
Accrued Warranty	of Period	Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended October 1, 2011	$3,967	$686	$33	$(662)	$4,024

Three months ended October 2, 2010	$4,065	$708	$10	$(684)	$4,099

Nine months ended October 1, 2011	$4,103	$1,973	$(162)	$(1,890)	$4,024

Nine months ended October 2, 2010	$4,041	$2,051	$(32)	$(1,961)	$4,099

NOTE 4.	INVENTORIES

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

	October 1,	January 1,
	2011	2011
	(in thousands)

Raw materials	$10,549	$9,273
Work in progress	336	293
Finished goods	1,223	969

	$12,108	$10,535

NOTE 5.	STOCK COMPENSATION EXPENSE

We record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.4 million for the third quarter of 2011 and $0.7 million for the third quarter of 2010. We recorded compensation expense for stock based awards of $1.4 million for the first nine months of 2011 and $1.6 million for the first nine months of 2010. As of October 1, 2011, there was $2.0 million and less than $0.1 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively, including the repriced and exchanged options as described in Item 8, footnote 17 under the titles “2010 Equity Exchange” and “2010 Issuer Tender Offer” in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011, as filed on March 21, 2011. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 2.3 years.

New Issuances

In February 2011, we issued 30,000 options to certain non-executive employees of the Company. On each of five anniversary dates beginning February 2012, 20% of these options will vest. These options have an exercise price of $2.31 based on the NASDAQ market price of the underlying common stock on the close of business on the day before the options were granted.

In September 2011, we issued 5,000 options to a non-executive employee of the Company. On each of five anniversary dates beginning September 2012, 20% of these options will vest. These options have an exercise price of $1.60 based on the NASDAQ market price of the underlying common stock on the close of business on the day before the options were granted.

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

NOTE 7.	NET INCOME (LOSS) PER COMMON SHARE

Basic EPS is determined using the two-class method and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Due to the net losses in the nine month period ended October 1, 2011, as well as the three and nine month period ended October 2, 2010 presented herein, the effect of stock-based compensation plans is anti-dilutive. For the three months ended October 1, 2011 and October 2, 2010, there were 5,510,593 and 5,329,743, potential shares of common stock, respectively, relating to stock option agreements excluded from the computation of diluted EPS as their effect would have been anti-dilutive. For the nine months ended October 1, 2011 and October 2, 2010 there were 5,201,823 and 4,012,529 potential shares of common stock, respectively, relating to stock option agreements excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Net income/ (loss)	$241	$(207)	$(10,585)	$(2,267)

Weighted-average common shares - Basic	53,659	53,654	53,658	49,014
Add: Dilutive effect of stock compensation plans	303	—	—	—

Weighted-average common shares - Diluted	53,962	53,654	53,658	49,014

Net income/(loss) per common share:
Basic	$0.00	$(0.00)	$(0.20)	$(0.05)

Diluted	$0.00	$(0.00)	$(0.20)	$(0.05)

NOTE 8.	INTANGIBLE ASSETS

Intangible assets are as follows:

			Original
	October 1,	January 1,	Useful Life
	2011	2011	(in years)
	(in thousands)
Intangible assets:
Trademarks	$44,400	$44,400	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(42,740)	(38,562)

Subtotal	12,960	17,138

Hurricane intellectual assets	2,797	2,797	3
Less: Accumulated amortization	(743)	(44)

Subtotal	2,054	2,753

Intangible assets, net	$59,414	$64,291

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

In estimating fair value, the method we use requires us to make assumptions, the most material of which are net sales projections attributable to products sold with these trademarks, the anticipated royalty rate we would pay if the trademarks were not owned (as a % of net sales), and a weighted average discount rate. These assumptions are subject to change based on changes in the markets in which these products are sold, which impact our projections of future net sales and the assumed royalty rate. Factors affecting the weighted average discount rate include assumed debt to equity ratios, risk-free interest rates and equity returns, each for market participants in our industry.

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

No impairment test was conducted as of October 1, 2011 because no impairment indicators were identified that require us to perform this test prior to our annual test of trademarks at of December 31, 2011. However, continued fiscal uncertainty and depressed housing market conditions could result in an impairment at some time in the future. If an impairment is deemed to exist, we will be required to write down the carrying value of the trademarks to their Fair Value.

Amortizable Intangible Assets

We perform an impairment test on our amortizable intangible assets anytime that impairment indicators exist. Such assets include our customer relationships asset and the intellectual property assets acquired upon exercise of the option to purchase the Hurricane Window and Door Technology assets in December 2010. No such impairment indicators were identified in 2011. We will continue to monitor and evaluate potential impairment indicators, including further declines in the housing market, which could result in impairment.

NOTE 9.	LONG-TERM DEBT

On June 23, 2011, PGT Industries, Inc. entered into a credit agreement (the “Credit Agreement”) with three lenders. The Credit Agreement replaces the Company’s second amended and restated credit agreement, dated as of February 14, 2006 (the “Old Credit Agreement”). The Credit Agreement provides for a $15.0 million revolving credit facility, a $48.0 million term loan facility and an uncommitted incremental facility in an amount of up to $25.0 million. The revolving credit facility commitment and the term loans under the Credit Agreement will mature five years from the date of the execution of the Credit Agreement. As of October 1, 2011, there were $2.6 million of letters of credit outstanding and $12.4 million available on the revolver.

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

In accordance with the Credit Agreement we will pay quarterly fees on the unused portion of the revolving credit facility at a rate equal to 0.50% as well as a quarterly letter of credit fee at a rate per annum equal to the Eurodollar Margin for revolving loans based on the maximum undrawn face amount of any outstanding letters of credit. We also pay customary transaction charges in connection with any letters of credit. In connection with this refinancing, we wrote-off $0.4 million of deferred financing costs from the Old Credit Agreement, which are classified within other expense (income), net in the condensed consolidated statement of operations for the nine months ended October 1, 2011.

The Credit Agreement imposes certain restrictions on us, including restrictions on our ability to: incur debt or provide guarantees; grant or suffer to exist liens; sell our assets; pay dividends or make other distributions in respect of capital stock; prepay certain indebtedness, make loans, advances, investments and acquisitions; change our line of business; engage in affiliate transactions; consummate mergers, consolidations or other fundamental transactions; and enter into agreements with negative pledge clauses. Commencing with the fiscal quarter ending on October 1, 2011, the Credit Agreement also requires us to maintain certain minimum interest coverage ratios and maximum leverage ratios, which are tested at the end of each fiscal quarter, and further provides for customary affirmative covenants (including obligations to hedge a portion of our interest rate risk) and events of default. This obligation was fulfilled with an interest rate cap. (See Note 12)

PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents and such guarantee is secured by a lien on substantially all of the assets of our wholly owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

During the three months ended October 1, 2011, we recorded an additional $0.7 million of deferred financing costs that would have had a negligible effect on amortization in the second quarter. We also made a $2.5 million prepayment on the long-term debt, and expensed $114 thousand of associated debt issuance costs. This prepayment changed our required repayment schedule, however the final payment of all amounts outstanding (including accrued interest) is still due five years from the date of the execution of the Credit Agreement.

Contractual future maturities of long-term debt and capital leases as of October 1, 2011 are as follows (in millions):

Remainder of 2011	$—
2012	0.1
2013	2.3
2014	2.4
2015	3.0
2016	37.8

Total	$45.6

The Old Credit Agreement consisted of a $235.0 million senior secured credit facility (“Terminated Facility”) and a $115.0 million second lien term loan due February 14, 2012, with a syndicate of banks. The Terminated Facility was composed of a $25 million revolving credit facility, having been reduced from $30.0 million as a result of the third amendment discussed below, and initially, a $205 million first lien term loan. The second lien term loan was fully repaid with proceeds from our IPO in 2006. The outstanding balance of the first lien term loan on April 2, 2011 was $50.0 million. During all of 2010, we prepaid $18.0 million of long-term debt with cash generated from operations and from the net proceeds of the rights offering.

On December 24, 2009, we announced that we entered into a third amendment to the Terminated Facility. The amendment, among other things, provided a leverage covenant holiday for 2010, increased the maximum leverage amount for the first quarter of 2011 to 6.25 times (then dropping 0.25X per quarter starting the second quarter until the end of the term), extended the due date on the revolver loan until the end of 2011, increased the applicable rate on any outstanding revolver loan by 25 basis points, and set a base rate floor of 4.25%. The effectiveness of the amendment was conditioned, among other things, on the repayment of at least $17.0 million of the term loan under the Terminated Facility no later than March 31, 2010, of which no more than $2.0 million was permitted to come from cash on hand. In December 2009, the Company used cash generated from operations to prepay $2.0 million of outstanding borrowings under the Terminated Facility. Using proceeds from the 2010 rights offering, the Company made an additional prepayment of $15.0 million on March 17, 2010, bringing total prepayments of debt at that time to $17.0 million. Fees paid to the administrative agent and lenders totaled $1.0 million. Such fees were being amortized using the effective interest method over the remaining term of the Terminated Facility. Having made the total required prepayment and having satisfied all other conditions to bring the amendment into effect, the amendment became effective on March 17, 2010.

Under the third amendment, the first lien term loan bore interest at a rate equal to an adjusted LIBOR rate plus a margin ranging from 3.5% per annum to 5.0% per annum or a base rate plus a margin ranging from 2.5% per annum to 4.0% per annum, at our option. The margin in either case is dependent on our leverage ratio. The loans under the Terminated Facility bore interest at a rate equal to an adjusted LIBOR rate plus a margin depending on our leverage ratio ranging from 3.0% per annum to 5.0% per annum or a base rate plus a margin ranging from 2.0% per annum to 4.0% per annum, at our option. The amendment established a floor of 4.25% for base rate loans, and continued the 3.25% floor for adjusted LIBOR established in the previous amendment.

NOTE 10.	COMPREHENSIVE (LOSS)/INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of comprehensive loss for the three and nine month periods ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income/(loss)	$241	$(207)	$(10,585)	$(2,267)

Other comprehensive (loss_/income, net of taxes:
Change related to forward contracts for aluminum, net of tax expense of $0 and $0 for the three month periods ended October 1, 2011 and October 2, 2010, respectively, and net of tax expense of $0 and $0 for the nine month periods ended October 1, 2011 and October 2, 2010, respectively	(248)	472	(431)	(243)

Total comprehensive (loss)/income	$(7)	$265	$(11,016)	$(2,510)

The following table shows the components of accumulated other comprehensive loss for the three and nine month periods ended October 1, 2011 and October 2, 2010:

	000000000000	000000000000	000000000000
	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at July 2, 2011	$(1,741)	$315	$(1,426)
Changes in fair value	(204)	—	(204)
Reclassification to earnings	(44)	—	(44)
Tax effect	95	(95)	—

Balance at October 1, 2011	$(1,894)	$220	$(1,674)

	000000000000	000000000000	000000000000
	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at July 3, 2010	$(1,937)	$191	$(1,746)
Changes in fair value	429	—	429
Reclassification to earnings	43	—	43
Tax effect	(184)	184	—

Balance at October 2, 2010	$(1,649)	$375	$(1,274)

	00000000000,0	00000000000,0	00000000000,0
	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at January 1, 2011	$(1,631)	$388	$(1,243)
Changes in fair value	(11)	—	(11)
Reclassification to earnings	(420)	—	(420)
Tax effect	168	(168)	—

Balance at October 1, 2011	$(1,894)	$220	$(1,674)

	000000000000	000000000000	000000000000
	Aluminum
	Forward	Valuation
(in thousands)	Contracts	Allowance	Total
Balance at January 2, 2010	$(1,501)	$470	$(1,031)
Changes in fair value	(75)	—	(75)
Reclassification to earnings	(168)	—	(168)
Tax effect	95	(95)	—

Balance at October 2, 2010	$(1,649)	$375	$(1,274)

NOTE 11.	COMMITMENTS AND CONTINGENCIES

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

Financial Instruments

Our financial instruments, not including derivative financial instruments discussed below, include cash, accounts receivable and accounts payable whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include long-term debt. The fair value of our long-term debt under our Old Credit Agreement, which was actively traded, was based on the bid prices. The fair value of our current long-term debt is based on debt with similar terms with characteristics and was approximately $44.8 million as of October 1, 2011.

Derivative Financial Instruments – Aluminum Contracts

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum

Accounting Guidance related to Financial Instruments, requires us to record our hedge contracts at fair value and consider our credit risk for contracts in a liability position, and our counter-parties’ credit risk for contracts in an asset position, in determining fair value. We assess our counter-parties’ risk of non-performance when measuring the fair value of financial instruments in an asset position by evaluating their financial position, including cash on hand, as well as their credit ratings. We assess our risk of non-performance when measuring the fair value of our financial instruments in a liability position by evaluating our credit ratings, our current liquidity including cash on hand and availability under our revolving credit facility as compared to the maturities of the financial liabilities. In addition, we entered into an arrangement with our commodities broker that provides for, among other things, the close-out netting of exchange-traded transactions in the event of the insolvency of either party.

For hedges entered into in 2011, that will settle in 2012, we have a line of credit up to $2.0 million to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls. Should the price of aluminum fall to a level in which our exposure exceeds $2.0 million, we would be required to fund daily margin calls to cover the excess. In addition, for the contracts set to settle in the fourth quarter of 2011, we do not maintain a line of credit, and accordingly any reduction in the price of aluminum would result in daily margin calls.

At October 1, 2011, the fair value of our aluminum forward contracts was in a net asset position of $114 thousand, including $244 thousand of cash on deposit with one of our commodity brokers. We had 13 outstanding forward contracts for the purchase of 2.3 million pounds of aluminum, approximately 26% of our anticipated need through July 2012, at an average price of $0.97 per pound with maturity dates of between less than one month and 10 months through July 2012. We assessed the risk of non-performance of the counter-party to these contracts and recorded an immaterial adjustment to fair value as of October 1, 2011. When margin calls are required, we net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis. For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

In addition, as of October 1, 2011, we had entered into three zero cost collars with a ceiling of $2,700 per metric ton and a concurrent floor at $2,295 per metric ton that hedge 0.4 million pounds, approximately 21% of our remaining 2011 anticipated needs. Should prices fall within the range upon settlement, there is no cost to the collars. If aluminum is above $2,700 per metric ton we would be able to purchase at $2,700 per ton. If aluminum is below $2,295 per metric ton we would be required to purchase at $2,295 per metric ton. As of October 1, 2011, aluminum is priced at $2,200 per metric ton which is below the floor of $2,295. The net value of the collars is less than $0.1 million as of October 2, 2011.

Our aluminum hedges qualify as highly effective for reporting purposes. For the three and nine month periods ended October 1, 2011, and October 2, 2010, the ineffective portion of the hedging instruments was not significant. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. At October 1, 2011, these contracts were designated as effective. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. For the three and nine month periods ended October 1, 2011, and October 2, 2010, no amounts were reclassified to earnings because of the discontinuance of a cash flow hedge because it was probable that the original forecasted transaction would not occur. The ending accumulated balance related to the fair value of the aluminum forward contracts included in accumulated other comprehensive income (loss), net of tax, is $0.1 million loss as of October 1, 2011, all of which is expected to be reclassified into earnings over the next thirteen months.

Derivative Financial Instruments – Interest Rate Contract

On August 8, 2011, we entered into a two year interest rate cap to offset the interest rate fluctuation associated with 50% of our outstanding debt. We are exposed to changes in the LIBOR rate, should they increase over our floor established in the Credit Agreement of 1.25%. The cap indexes to quarterly LIBOR with a notional amount of $24,000,000, based on a strike rate of 1.25% payable quarterly, which will effectively fix our LIBOR rate at a maximum of 1.25% for that amount of debt. Changes in the intrinsic value of the cap are expected to offset the changes in cash flow (changes in interest payments) attributable to fluctuations in interest rates above 1.25%. This interest rate cap was not designated as a hedge, therefore, changes in the fair value and changes in intrinsic value are and will be included in the current period earnings as Other expense (income), net in the Consolidated Statement of Operations. At October 1, 2011, the fair value of our interest rate cap was in an asset position of $29 thousand. `

The fair value of our aluminum hedges and interest rate cap are classified in the accompanying consolidated balance sheets as follows (in thousands):

		October 1, 2011	October 2, 2010

Derivatives in a net asset position	Balance Sheet Location

Aluminum forward contracts	Other Current Assets	($130)	$300
Cash on deposit related to payments of margin calls	Other Current Assets	244	250
Interest rate cap	Other Current Assets	29	—

Total Derivatives		$143	$550

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

Interest rate cap contracts identical to that held by us are sold by financial institutions. The valuation price at any measurement date for a contract with identical terms, exercise price, the expiration date, the settlement date, and notional quantities, as the one we hold, is used for determining the fair value.

We categorize both of these types of contracts as being valued using Level 2 inputs as follows:

	Fair Value Measurements at Reporting Date
	of Net Asset Using:
		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	October 1,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Aluminum forward contracts	$(130)	$—	$(130)	$—
Interest rate cap	29	—	29	—

Cash on deposit related to payments of margin calls	244

Derivative financial instruments, net asset	$143

		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	January 1,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Aluminum forward contracts	$300	$—	$300	$—

Cash on deposit related to payments of margin calls	250

Derivative financial instruments, net asset	$550

The following represents the gains (losses) on derivative financial instruments for the three and nine month periods ended October 1, 2011 and October 2, 2010, and their classifications within the accompanying condensed consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	October 1,	October 2,		October 1,	October 2,
	2011	2010		2011	2010
Aluminum contracts	$(204)	$429	Cost of sales	$44	$(43)

Derivatives in Cash Flow Hedging Relationships
	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended
		October 1,	October 2,
		2011	2010
Aluminum contracts	Other income or other expense	$—	$—

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended			Nine Months Ended
	October 1,	October 2,		October 1,	October 2,
	2011	2010		2011	2010
Aluminum contracts	$(11)	$(75)	Cost of sales	$420	$148

	Derivatives in Cash Flow Hedging Relationships
	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Nine Months Ended
		October 1,	October 2,
		2011	2010
Aluminum contracts	Other income or other expense	$—	$20

NOTE 13.	SALE OF ASSETS HELD FOR SALE AND EQUIPMENT

In the first quarter of 2010, we entered into an agreement to list our Lexington, North Carolina facility for sale with an agent. We determined the fair value by obtaining recommendations of value from various local real estate agents and by reviewing data from comparable sales and leases executed in the recent past.

As of January 1, 2011, we reviewed the relevant factors affecting the value of this facility and determined that the value remained appropriate. This facility’s fair value was determined using Level 2 inputs as follows:

	Fair Value Measurements at Reporting Date
	of Asset Using:
		Quoted	Significant	Significant
		Prices in	Other Observable	Unobservable
	January 1,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Lexington Property	$657	$—	$657	$—

In January 2011, we accepted an offer to sell the property. The purchase price less estimated closing cost resulted in an additional impairment of less than $0.1 million, which was recorded in the fourth quarter of 2010. The sale of this building closed in the second quarter of 2011 at approximately the net book value as recorded.

During August 2011, we entered into agreement to sell certain equipment to a third party. This sale, net of selling expenses, resulted in a gain of $0.1 million which was included as a reduction of selling, general, and administrative expenses on the accompanying condensed consolidated statement of operations for the three and nine months ended October 1, 2011.

NOTE 14.	GOVERNMENT INCENTIVE

In February 2011, we received a government incentive of $0.6 million in cash from our local county authority to assist in the consolidation of operations into our Florida facilities. Under the terms of the agreement we must, among other things, move the majority of our equipment from North Carolina to Florida and lease at least one building in Sarasota County, both of which were accomplished by April 2, 2011. In addition, we must add 400 employees by December 1, 2015. If we have not hired or do not have open positions for 400 additional employees on December 1, 2015, we will be required to repay $1,500 for each employee under 400 that we have not hired or have an open position for at that date. The agreement also requires us to repay a pro-rata portion of the grant if we relocate operations outside of the county before December 1, 2015.

We believe that based on the number of employees hired to date and our plans for future hiring, as well as the completion of other terms noted above, we have reasonable assurance that a substantial majority of the grant will be retained on December 1, 2015. Due to the existence of the performance obligations extending over a 5-year period, we will recognize the reasonably assured portion of the grant over the life of the agreement as an offset to the payroll of the employees hired, which is included in cost of goods sold. This amount is expected to result in an immaterial amount recognized each quarter through December 1, 2015. As of October 1, 2011, the deferred portion of the grant has been classified as $0.1 million in accounts payable and accrued liabilities and $0.4 million in other liabilities within the accompanying condensed consolidated balance sheet.

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

EXECUTIVE OVERVIEW

Sales and Operations

On November 2, 2011, we issued a press release and held a conference call on November 3, 2011, to review the results of operations for our third quarter and first nine months ended October 1, 2011. During the call, we also discussed current market conditions and progress made regarding certain business initiatives and our plant consolidation. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks. We are neither updating nor confirming that information.

Sales in the third quarter decreased $1.4 million, or 3.0%, from a year ago. This decrease reflects our decision to reduce our sales and marketing efforts in certain out of state markets. In terms of sales by region, out of state sales decreased $2.2 million, or 33.8%. International sales also decreased $300 thousand, or 4.7%. However, Florida sales increased $1.1 million, or 2.9%, and represented 86% of our total sales, compared to 81% a year ago.

By product offering, sales of WinGuard products increased $1.2 million, or 4.0%, when compared to the prior year. Sales of our PremierVue line of Products when compared to 2010, increased $1.5 million to $2.4 million. Both Vinyl WinGuard and PremierVue benefited from $2.2 million in sales from our new line of sliding glass doors launched earlier this year. This door series won the industry’s Crystal Achievement Award for the most innovative door design, our second Crystal Achievement Award in a row.

These increases were offset by a decrease of $1.8 million, or 38%, in sales of our vinyl non-impact products, including SpectraGuard, compared to the prior year. This decline reflects our decision to decrease selling and marketing efforts in certain out of state markets in connection with the consolidation. We also experienced a $2.1 million decrease in Architectural Systems sales due to ongoing softness in the commercial market as well as a reduction in curtain wall sales, on which we partnered with a third party as a contract manufacturer and is not part of our refocused goals and strategies, as a result of a shift in our focus towards our core markets.

Our decline in overall sales compared to last year occurred both in new construction, which decreased 3%, and in repair and remodel which decreased 2%. As a percentage of total sales for the third quarter of 2011, repair and remodel sales accounted for 76%, and new construction sales accounted for 24% of sales.

In the third quarter of 2011, housing starts in our core market increased 27%. Multi-family starts also increased 52%, and single family starts increased 21%, each compared to a year ago. Although single family starts increased, they remain below 10,000 starts per quarter. Market conditions remain difficult, and demand in the fourth quarter typically softens in the repair and remodeling market.

The consolidation of our operations is complete, and our Florida location is now operating at the capacity both plants were achieving prior to the consolidation. During the third quarter, we recorded $634 thousand in expense related mainly to excess labor hours. This amount compares to $1.8 million recorded in Q2. We also had $100 thousand in consolidation charges for move related expenses in the quarter. These charges were incurred mainly in July, with none in September. In total, including charges from the fourth quarter of 2010, we recorded $10.1 million in consolidation and excess integration charges as compared to our original estimate of $6.5 million to $7.0 million. Our estimated savings from the consolidation is still expected to range from $6.0 million to $7.0 million annually. We have already seen $1.5 million in savings in the third quarter and believe we can realize more as we continue to drive incremental operational efficiency.

Liquidity and Cash Flow

On June 23, 2011, we refinanced our long-term debt which would have otherwise become due in February 2012. This agreement, which was filed as part of an 8-K with the SEC on June 23, 2011, among other things, extends the due date of our debt to June 2016 and reduces the interest rate on the debt by 100 basis points (5.75 % initially with the potential for a further improvement as our leverage decreases). As of October 1, 2011, our net debt was $37.6 million.

Consolidation and Restructuring

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida plant. All operations were moved as of the end of the second quarter. As a result of this consolidation, in the three months ended October 1, 2011, we recorded consolidation charges of $0.1 million of moving expenses which were classified within cost of goods sold in the accompanying condensed consolidated statement of operations. For the nine months ended October 1, 2011, we recorded consolidation charges of $4.1 million, which includes $1.3 million of severance expense and $2.8 million of moving expenses. The classification of charges were $3.4 million within cost of goods sold, and the remaining $0.7 million within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The total charges recorded through October 1, 2011 for the consolidation are $6.2 million, $2.1 million having been recorded in December 2010, of which approximately $0.1 million and $1.8 million are accrued as of October 1, 2011 and January 1, 2011, respectively, and are classified in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The unpaid severance expense as of October 1, 2011 is expected to be disbursed prior to the end of 2011. We do not anticipate incurring any additional consolidation charges.

We also announced a restructuring on November 12, 2009, which was also a result of the continued analysis of our target markets, internal structure, projected run-rate, and efficiency. The charges from this restructuring totaled $1.5 million, of which $5 thousand remained unpaid as of October 2, 2010, and was classified within accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The unpaid amount as of October 2, 2010 was disbursed in the fourth quarter of 2010.

The following table provides information with respect to our accrual for severance costs incurred in connection with the consolidation and restructuring costs:

	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended October 1, 2011:
2010 Consolidation	$128	$—	$(53)	$75

Three months ended October 1, 2010:
2009 Restructuring	$110	$—	$(105)	$5

Nine months ended October 1, 2011:
2010 Consolidation	$1,812	$1,294	$(3,031)	$75

Three months ended October 1, 2010:
2009 Restructuring	$898	$—	$(893)	$5

Selected Financial Data

The following table presents financial data derived from our unaudited statements of operations as a percentage of total net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.6%	69.1%	76.9%	69.9%

Gross margin	28.4%	30.9%	23.1%	30.1%
Selling, general and administrative expenses	25.4%	28.8%	28.3%	28.8%

Income (loss) from operations	3.0%	2.1%	(5.2%)	1.3%
Interest expense, net	2.4%	2.5%	2.5%	2.9%
Other expense	0.1%	0.0%	0.3%	0.0%

Income (loss) income before income taxes	0.5%	(0.4%)	(8.0%)	(1.6%)
Income tax expense	0.0%	0.0%	0.0%	0.1%

Net income (loss)	0.5%	(0.4%)	(8.0%)	(1.7%)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 1, 2011 AND OCTOBER 2, 2010

Net sales

Net sales were $45.8 million in the third quarter of 2011, which represented a decrease of $1.4 million, or 3.0%, compared to the 2010 third quarter. The following table shows net sales classified by major product category (sales in millions):

	Three Months Ended
	October 1, 2011		October 2, 2010
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Window and Door Products	$34.7	75.8%	$34.0	72.0%	2.1%
Other Window and Door Products	11.1	24.2%	13.2	28.0%	(15.9%)

Total net sales	$45.8	100.0%	$47.2	100.0%	(3.0%)

Net sales of impact window and door products, which includes our WinGuard, PremierVue and Architectural Systems product lines, were $34.7 million for the third quarter of 2011, an increase of $0.7 million, or 2.1%, from $34.0 million in net sales for the 2010 third quarter. The increase was due mainly to an increase of $2.7 million, or 8.8%, in the WinGuard and PremierVue product lines, offset somewhat by a decrease of $2.1 million in our Architectural Systems products sales due in part to the softness of the commercial market. The increase in WinGuard sales was driven by a $0.9 million, or 21% increase in Vinyl WinGuard sales. Additionally, our PremierVue sales increased $1.5 million, to $2.4 million, when compared to the prior year. PremierVue sales are continuing to gain traction in markets where impact resistance and energy efficiency are both important to the consumer. Both Vinyl WinGuard and PremierVue product lines have benefited from the launch of our new line of sliding glass doors, whose sales in the third quarter were $2.2 million. All of our impact product sales have also been affected, to some extent, by the lack of storm activity during the four most recent hurricane seasons in the coastal markets of Florida. WinGuard product sales represented 68% and 63% of our net sales for the third quarter of 2011 and 2010, respectively.

Net sales of other window and door products were $11.1 million for the third quarter of 2011, a decrease of $2.1 million, or 15.9%, from $13.2 million in net sales for the 2010 third quarter. This decrease was due mainly to a decrease in sales of our non-impact vinyl products whose sales were down $1.8 million, as a result of our decision to concentrate our sales efforts on Florida, international, and coastal markets.

Sales in the third quarter for both product categories were also impacted by a price increase of approximately 3% announced earlier in 2011.

Gross margin

Gross margin was $13.0 million, or 28.4% of sales, for the third quarter of 2011, a decrease of $1.6 million, or 10.9%, from $14.6 million, or 30.9% of sales, for the third quarter of 2010. The 2011 third quarter margin was impacted by $0.1 million in consolidation costs and $0.6 million related to the temporary excess labor and scrap expense incurred as a result of the consolidation. This temporary excess labor and scrap was calculated by comparing actual quarter results to a recent pre-consolidation quarter with similar attributes. Adjusting for these charges, gross margin was 30.0% in the third quarter of 2011. The 0.9% decrease in adjusted gross margin as a % of sales is mainly a result of higher than expected material usage, specifically glass, (2.3%), lower absorption consistent with lower volume (0.2%) and an increase in the cost of materials (1.8%). This was partially offset by the effect of the price increase announced in the first quarter (1.9%), slightly improved mix (0.6%), and lower overhead spending (0.9%).

Selling, general and administrative expenses

Selling, general and administrative expenses were $11.6 million for the third quarter of 2011, a decrease of $2.0 million from $13.6 million for the 2010 third quarter. The decrease in SG&A was due mainly to lower labor and benefits of $0.6 million, lower bonus related accruals of $1.1 million, lower non-cash stock compensation expense of $0.3 million, and lower bad debt expenses of $0.2 million. This was offset somewhat by additional amortization expense of $0.2 million.

Interest expense, net

Interest expense, net was $1.1 million in the third quarter of 2011, a decrease of $0.1 million from $1.2 million for the third quarter of 2010. The decrease was due to a lower debt level outstanding during the third quarter and the effect of the lower interest rate for the last part of the quarter, offset somewhat by a write-off of deferred financing costs in conjunction with the $2.5 million debt repayment made in the third quarter.

Other expense (income), net

Other expense (income), net was less than $0.1 million in the third quarter of 2011 and related to the change in the fair value of our interest rate cap.

Income tax benefit

We had an effective tax rate of 0.0% in the third quarter of 2011 due to the full valuation allowances that we apply to our deferred tax assets. We also had an effective tax rate of 0.0% in the third quarter of 2010. Changes in deferred tax assets and liabilities during the third quarter of 2011 and 2010 were offset by changes in the valuation allowance for deferred tax assets.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 1, 2011 AND OCTOBER 2, 2010

Net sales

Net sales were $131.6 million in the first nine months of 2011, which represented a decrease of $5.1 million, or 3.7%, compared to the 2010 first nine months. The following table shows net sales classified by major product category (sales in millions):

	Nine Months Ended
	October 1, 2011		October 2, 2011
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Window and Door Products	$95.4	72.5%	$96.2	70.4%	(0.8%)
Other Window and Door Products	36.2	27.5%	40.5	29.6%	(10.6%)

Total net sales	$131.6	100.0%	$136.7	100.0%	(3.7%)

Net sales of impact window and door products, which includes our WinGuard, PremierVue and Architectural Systems product lines, were $95.4 million for the first nine months of 2011, a decrease of $0.8 million, or 0.8%, from $96.2 million in net sales for the 2010 first nine months. The decrease was due mainly to a decrease of $4.3 million in our Architectural Systems products sales due to the softness of the commercial market as well as a reduction in curtain wall sales, on which we partnered with a third party as a contract manufacturer and is not part of our refocused goals and strategies, as a result of a shift in focus towards our core markets, offset by an increase of $0.4 million, in our WinGuard line and an increase in PremierVue sales of $3.1 million to $5.7 million when compared to prior year. Both WinGuard and PremierVue product lines have benefitted from the launch of our new line of sliding glass doors, whose sales in the nine months were $4.2 million. All of our impact product sales have also been affected, to some extent, by the lack of storm activity during the four most recent hurricane seasons in the coastal markets of Florida served by the Company. WinGuard product sales represented 65% and 63% of our net sales for the first nine months of 2011 and 2010, respectively.

Net sales of other window and door products were $36.2 million for the first nine months of 2011, a decrease of $4.3 million, or 10.6%, from $40.5 million in net sales for the first nine months of 2010. This decrease was due mainly to a decrease in sales of our non-impact vinyl products whose sales were down $3.8 million, or 16.7%, as a result of our decision to concentrate our sales efforts on Florida, international, and coastal markets.

Gross margin

Gross margin was $30.4 million, or 23.1% of sales, for the first nine months of 2011, a decrease of $10.8 million, or 26.1%, from $41.2 million, or 30.1% of sales, for the first nine months of 2010. The 2011 first nine months margin was impacted by $3.4 million in consolidation costs and $4.0 million related to the temporary excess labor and scrap expense incurred as a result of the consolidation. This temporary excess labor and scrap was calculated by comparing actual quarter results to a recent pre-consolidation quarter with similar attributes. Adjusting for these charges, gross margin was 28.7% in the first nine months of 2011. The 1.4% decrease in adjusted gross margin as a % of sales is mainly the result of lower absorption consistent with lower volume and mix differential (2.5%) and an increase in the cost of materials (0.6%). This was partially offset by the effect of the price increase implemented in the first quarter (2.1%).

Selling, general and administrative expenses

Selling, general and administrative expenses were $37.2 million for the first nine months of 2011, a decrease of $2.2 million, from $39.4 million for the first nine months of 2010. Selling, general and administrative expenses include charges of $0.7 million in 2011 related to our plant consolidation. Excluding the consolidation charges in 2011, selling, general and administrative expenses decreased $2.9 million and as a percentage of sales was 27.8% in the first nine months of 2011 compared to 28.8% in the first nine months of 2010. The decrease in SG&A was due mainly to lower labor and benefits of $0.7 million, lower bonus related accruals of $1.4 million, lower non-cash stock compensation expense of $0.2 million, and lower bad debt expenses of $0.5 million.

Interest expense, net

Interest expense, net was $3.3 million in the first nine months of 2011, a decrease of $0.7 million from $4.0 million for the first nine months of 2010. The decrease is the result of lower overall debt levels during the first nine months of 2011 and the effect of the lower interest rate for the last part of the period, offset somewhat by a write-off of deferred financing costs in conjunction with the $2.5 million debt repayment made in the third quarter.

Other expense (income), net

Other expense (income), net was $0.4 million for the first nine months of 2011, which included a write-off of deferred financing costs in connection with our refinancing that closed in the second quarter of 2011.

Income tax benefit

We had an effective tax rate of 0.0% in the first nine months of 2011 due to the full valuation allowances that we apply to our deferred tax assets. We recorded $77 thousand in tax expense during the first nine months of 2010 to adjust the provision recorded at the end of 2009, to the tax return as filed. Absent that entry, we had an effective tax rate of 0.0% in the first nine months of 2010. Changes in deferred tax assets and liabilities during the first nine months of 2011 and 2010 were offset by changes in the valuation allowance for deferred tax assets.

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

2010 Rights Offering

On January 29, 2010, the Company filed Amendment No. 1 to the Registration Statement on Form S-1 filed on December 24, 2009, relating to a previously announced offering of rights to purchase 20,382,326 shares of the Company’s common stock with an aggregate value of approximately $30.6 million. The registration statement relating to the rights offering was declared effective by the United States Securities and Exchange Commission on February 10, 2010, and the Company distributed to each holder of record of the Company’s common stock as of close of business on February 8, 2010, at no charge, one (1) non-transferable subscription right for every one and three-quarters (1.75) shares of common stock held by such holder under the basic subscription privilege. Each whole subscription right entitled its holder to purchase one share of PGT’s common stock at the subscription price of $1.50 per share. The rights offering also contained an over-subscription privilege that permitted all basic subscribers to purchase additional shares of the Company’s common stock up to an amount equal to the amount available to each such holder under the basic subscription privilege. Shares issued to each participant in the over-subscription were determined by calculating each subscriber’s percentage of the total shares over-subscribed, multiplied by the number of shares available in the over-subscription privilege. The rights offering expired on March 12, 2010.

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

Consolidated Cash Flows

Operating activities. Cash used in operating activities was $4.7 million for the first nine months of 2011 compared to cash provided of $9.0 million in the first nine months of 2010. This decrease in cash is mainly due to $9.8 million of cash outflow related to consolidation expenses and temporary excess labor and scrap incurred as a result of the consolidation in the first nine months of 2011 as well as our use of cash related to working capital primarily for the payment of $2.8 million in employee bonuses earned in 2010.

Direct cash flows from operations for the first nine months of 2011 and 2010 are as follows:

	Direct Cash Flows
	Nine Months Ended
	October 1,	October 2,
(in millions)	2011	2010
Collections from customers	$129.9	$134.2
Other collections of cash	2.6	1.9
Disbursements to vendors	(84.1)	(81.4)
Personnel related disbursements	(51.2)	(46.0)
Debt service costs (Interest)	(1.9)	(3.3)
Other cash activity, net	.2	3.6

Cash (used in) provided by operations	$(4.5)	$9.0

Other collections of cash in the first nine months of 2011 include $0.6 million from our local county authority for the government incentive grant. The remaining amount for the first nine months of 2011 and 2010 primarily represent scrap aluminum sales. Other cash activity, net, in 2010 is primarily an income tax refund.

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 40.6 days at October 1, 2011, and 41.8 days at January 1, 2011, compared to 42 days at October 2, 2010, and 41.6 days at January 2, 2010, respectively. The gross amount of receivables from two customers on payment plans, at October 1, 2011, was $1.0 million, of which $0.8 million was reserved. During the quarter ended October 1, 2011, we received payments pursuant to these payment plans of less than $0.1 million.

Inventory on hand as of October 1, 2011, increased $0.6 million compared to October 2, 2010. Inventory turns during the first nine months of 2011, increased to 11.4 from 11.2 the first nine months of 2010.

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

Investing activities. Cash used for investing activities was $2.0 million for the first nine months of 2011, compared to cash used of $2.6 million for the first nine months of 2010. The decrease of $0.6 million in cash used in investing activities was primarily due to proceeds from the sale of the Lexington facility, offset by higher levels of capital spending.

Financing activities. Cash used in financing activities was $7.6 million in the first nine months of 2011, compared to cash provided by financing activities of $11.3 million in the nine months of 2010. The cash provided by financing activities in the first nine months of 2010, includes the $27.3 million in net proceeds from the rights offering, offset by the $15.0 million term debt prepayment made on March 17, 2010, and the $0.9 million in debt amendment fees.

Debt Covenant. In accordance with the Credit Agreement, defined below, we are required to maintain certain financial covenants, the most restrictive of which is a maximum ratio of Total Funded Debt to Consolidated EBITDA for the trailing four quarters. Beginning with the quarter ended October 1, 2011, the maximum ratio allowed is 3.9 times, and is lowered every subsequent quarter. Consolidated EBITDA as defined in the agreement: Consolidated net income/(loss) plus interest expense (net of interest income), income taxes, depreciation, amortization, as well as other non-reoccurring items such as restructuring charges, plant consolidation costs, manufacturing inefficiencies incurred in connection with the plant consolidation, and non-cash stock compensation. We closely monitor compliance with our various debt covenants. As of October 1, 2011, we were in compliance and expect to be in the future.

Capital Resources. On June 23, 2011, PGT Industries, Inc. entered into a credit agreement (the “Credit Agreement”) with three lenders. The Credit Agreement replaces the Company’s second amended and restated credit agreement, dated as of February 14, 2006 (the “Old Credit Agreement”). The Credit Agreement provides for a $15.0 million revolving credit facility, a $48.0 million term loan facility and an uncommitted incremental facility in an amount of up to $25.0 million. The revolving credit facility commitment and the term loans under the Credit Agreement will mature five years from the date of the execution of the Credit Agreement. As of October 1, 2011, there were $2.6 million of letters of credit outstanding and $12.4 million available on the revolver.

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

In accordance with the Credit Agreement, we pay quarterly fees on the unused portion of the revolving credit facility at a rate equal to 0.50% as well as a quarterly letter of credit fee at a rate per annum equal to the Eurodollar Margin for revolving loans based on the maximum undrawn face amount of any outstanding letters of credit. We also pay customary transaction charges in connection with any letters of credit. In connection with this refinancing, we wrote-off $0.4 million of deferred financing costs from the Old Credit Agreement, which are classified within other expense (income), net in the condensed consolidated statement of operations for the nine months ended October 1, 2011.

The Credit Agreement imposes certain restrictions on us, including restrictions on our ability to: incur debt or provide guarantees; grant or suffer to exist liens; sell our assets; pay dividends or make other distributions in respect of capital stock; prepay certain indebtedness, make loans, advances, investments and acquisitions; change our line of business; engage in affiliate transactions; consummate mergers, consolidations or other fundamental transactions; and enter into agreements with negative pledge clauses. Commencing with the fiscal quarter ending on October 1, 2011, the Credit Agreement also requires us to maintain certain minimum interest coverage ratios and maximum leverage ratios, which are tested at the end of each fiscal quarter, and further provides for customary affirmative covenants (including obligations to hedge a portion of our interest rate risk) and events of default. This obligation was fulfilled with an interest rate cap (see Note 12).

PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents and such guarantee is secured by a lien on substantially all of the assets of our wholly owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

During the three months ended October 1, 2011, we recorded an additional $0.7 million of deferred financing costs that would have had a negligible effect on amortization in the second quarter. We also made a $2.5 million prepayment on the long-term debt, and expensed $114 thousand of associated deferred financing costs. This prepayment changed our required repayment schedule; however the final payment of all amounts outstanding (including accrued interest) is still due five years from the date of the execution of the Credit Agreement.

Contractual future maturities of long-term debt and capital leases as of October 1, 2011 are as follows (in millions):

Remainder of 2011	$—
2012	0.1
2013	2.3
2014	2.4
2015	3.0
2016	37.8

Total	$45.6

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first nine months of 2011, capital expenditures were $2.7 million, compared to $2.4 million for the first nine months of 2010. During the past several years and continuing into 2011, we reduced certain discretionary capital spending to conserve cash. We expect to spend nearly $3.7 million on capital expenditures in 2011, including capital expenditures related to product line expansions targeted at increasing sales. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

Hedging. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. The Company enters into these contracts by trading on the London Metal Exchange (“LME”). The Company trades on the LME using an international commodities broker that offers global access to all major markets. For hedges entered into in 2011, that will settle in 2012, we have a line of credit up to $2.0 million to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls. Should the price of aluminum fall to a level in which our exposure exceeds $2.0 million, we would be required to fund daily margin calls to cover the excess. In addition, for the contracts set to settle in the fourth quarter of 2011, we do not maintain a line of credit, and accordingly any reduction in the price of aluminum would result in daily margin calls.

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

We identified our significant accounting policies in our Annual Report on Form 10-K for the year ended January 1, 2011, as filed with the Securities and Exchange Commission on March 21, 2011. There have been no changes to our critical accounting policies during the first nine months of 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge interest rate fluctuation associated with our debt. We entered into aluminum hedging instruments that settle at various times through July 2012 and cover approximately 26% of our anticipated need through July 2012 at an average price of

$0.97 per pound. For forward contracts for the purchase of aluminum at October 1, 2011, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by $0.2 million. This calculation utilizes our actual commitment of 2.3 million pounds under contract (to be settled throughout July 2012) and the market price of aluminum as of October 1, 2011, which was approximately $2,200 per metric ton.

In addition, as of October 1, 2011, we had entered into three zero cost collars with a ceiling of $2,700 per metric ton and a concurrent floor at $2,295 per metric ton that hedge 0.4 million pounds, approximately 21% of our remaining 2011 anticipated needs. Should prices fall within the range upon settlement, there is no cost to the collars. If aluminum is above $2,700 per metric ton we would be able to purchase at $2,700 per ton. If aluminum is below $2,295 per metric ton we would be required to purchase at $2,295 per metric ton. As of October 1, 2011, aluminum is priced at $2,200 per metric ton which is below the floor of $2,295; the net value of the collars is less than $0.1 million.

On August 8, 2011, we entered into a two year interest rate cap to offset the interest rate fluctuation associated with 50% of our outstanding debt. We are exposed to changes in the LIBOR rate, should they increase over our floor established in the Credit Agreement of 1.25%. The cap indexes to quarterly LIBOR with a notional amount of $24,000,000, based on a strike rate of 1.25% payable quarterly, which will effectively fix our LIBOR rate at a maximum of 1.25% for that amount of debt. Changes in the intrinsic value of the cap, are expected to offset the changes in cash flow (changes in interest payments) attributable to fluctuations in interest rates above 1.25%. This interest rate cap was not designated as a hedge, therefore, changes in the fair value and changes in intrinsic value are and will be included in the current period earnings as Other expense (income), net in the Consolidated Statement of Operations. Based on our debt outstanding at October 1, 2011, of $45.5 million, of which $24.0 million is covered by our interest rate cap, a 1% increase in interest rates above our interest rate floor established in the Credit Agreement would result in approximately $0.2 million of additional) interest expense annually.

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

PGT, INC.
(Registrant)

Date: November 10, 2011	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: November 10, 2011	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2	Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

4.3	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1	Credit Agreement between PGT, Inc., PGT Industries, Inc., General Electric Capital Corporation, as administrative agent, collateral agent, swing line lender, L/C issuer and lender, GE Capital Markets, Inc. and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and bookrunners, and SunTrust Bank, as syndication agent, L/C issuer, and lender, and the other lender named therein, dated as of June 23, 2011 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 23, 2011 filed with the Securities and Exchange Commission on June 23, 2011, Registration No. 000-52059.

10.2	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.3	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.4	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.5	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.6	Form of Employment Agreement, dated February 20, 2009, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, and David B. McCutcheon (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.7	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8	Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.9	Market Alliance Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated February 27, 2009, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 27, 2009, filed with the Securities and Exchange Commission on March 5, 2009, Registration No. 000-52059)

10.10	Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.11	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.12	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.13	Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365

10.14	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-5205

10.15	Sales Contract, effective as of April 1, 2010, by and between E. I. du Pont de Nemours and Company, through its Packaging & Industrial Polymers business and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 4, 2010 filed with the Securities and Exchange Commission on May 6, 2010, Registration No. 000-52059)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	Furnished herewith.