Form 10-Q
period 2012-03-31
PGT, Inc.
filed 2012-05-07
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common Stock, $0.01 par value 53,670,135 shares, as of May 3, 2012.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	April 2, 2011
	(unaudited)
Net sales	$38,100	$40,644
Cost of sales	26,164	32,387

Gross margin	11,936	8,257

Selling, general and administrative expenses	11,708	12,966

Income (loss) from operations	228	(4,709)

Interest expense, net	858	1,122
Other expense (income), net	22	(42)

Loss before income taxes	(652)	(5,789)

Income tax expense	—	—

Net loss	$(652)	$(5,789)

Net loss per common share:
Basic	$(0.01)	$(0.11)

Diluted	$(0.01)	$(0.11)

Weighted average shares outstanding:
Basic	53,664	53,656

Diluted	53,664	53,656

Comprehensive loss	$(376)	$(5,663)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,020	$10,940
Accounts receivable, net	14,440	13,830
Inventories	12,319	11,602
Prepaid expenses	835	871
Other current assets	3,337	2,871

Total current assets	44,951	40,114

Property, plant and equipment, net	48,025	48,606
Intangible assets, net	50,204	51,830
Other assets, net	1,948	2,285

Total assets	$145,128	$142,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,375	$12,706
Current portion of long-term debt and capital lease obligations	520	50

Total current liabilities	15,895	12,756

Long-term debt and capital lease obligations	45,000	45,500
Deferred income taxes	15,041	15,041
Other liabilities	1,892	2,176

Total liabilities	77,828	75,473

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 53,670 and 53,670 shares issued and 53,670 and 53,659 shares outstanding at March 31, 2012 and December 31, 2011, respectively	537	537
Additional paid-in-capital, net of treasury stock	273,124	272,811
Accumulated other comprehensive loss	(1,522)	(1,798)
Accumulated deficit	(204,839)	(204,188)

Total shareholders’ equity	67,300	67,362

Total liabilities and shareholders’ equity	$145,128	$142,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011
	(unaudited)

Cash flows from operating activities:
Net loss	$(652)	$(5,789)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,511	1,923
Amortization	1,626	1,626
Provision for allowances of doubtful accounts	(20)	346
Amortization and write off of deferred financing costs	151	217
Stock-based compensation	314	626
Derivative financial instruments	(22)	(42)
(Gain) Loss on disposal of assets	(14)	44
Change in operating assets and liabilities:
Accounts receivable	(814)	(2,073)
Inventories	(717)	(868)
Prepaid and other assets	(123)	28
Accounts payable, accrued and other liabilities	2,785	(1,544)

Net cash provided by (used in) operating activities	4,025	(5,506)

Cash flows from investing activities:
Purchases of property, plant and equipment	(931)	(787)
Net change in margin account for derivative financial instruments	16	(200)

Net cash used in investing activities	(915)	(987)

Cash flows from financing activities:
Payments of capital leases	(30)	(27)

Net cash used in financing activities	(30)	(27)

Net increase (decrease) in cash and cash equivalents	3,080	(6,520)
Cash and cash equivalents at beginning of period	10,940	22,012

Cash and cash equivalents at end of period	$14,020	$15,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc. (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended March 31, 2012, and April 2, 2011, consisted of 13 weeks.

The condensed consolidated balance sheet as of December 31, 2011 is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 31, 2011 and the unaudited condensed consolidated financial statements as of and for the period-ended March 31, 2012, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s most recent Form 10K annual report. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) amended its guidance related to fair value measurement and disclosure. The amended guidance generally clarifies existing measurement and disclosure requirements and results in greater consistency between U.S. GAAP and International Financial Reporting Standards (IFRS). The provisions of the amended guidance are effective for the Company beginning in the first quarter of 2012. We adopted this standard in the first quarter of 2012 and it did not impact the consolidated financial statements.

In June 2011, the FASB amended its guidance related to the presentation of other comprehensive income. The amended guidance requires the presentation of other comprehensive income and its components either (1) together with the components of net income in one continuous statement of comprehensive income or (2) as a separate statement immediately following the statement of income with equal prominence. The provisions of the amended guidance are effective for the Company beginning in the first quarter of 2012. We adopted this standard in the first quarter of 2012 and have presented comprehensive loss on our condensed consolidated statements of comprehensive loss.

NOTE 2.	CONSOLIDATION & RESTRUCTURING

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida plant. This consolidation was completed during the second quarter of 2011. As a result of this consolidation, the first quarter of 2011 includes consolidation charges of $2.6 million of which $2.1 million is classified within costs of goods sold and the remaining $0.5 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of comprehensive loss for the three months ended April 2, 2011. There was no unpaid severance as of March 31, 2012.

The following table provides information with respect to our accrual for consolidation:

	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)

Three months ended April 2, 2011:
Consolidation	$1,812	$2,632	$(3,085)	$1,359

NOTE 3.	WARRANTY

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

The following provides information with respect to our warranty accrual.

Accrued Warranty	Beginning of Period	Charged Expense	Adjustments	Settlements	End of Period
(in thousands)
Three months ended March 31, 2012	$4,406	$762	$103	$(870)	$4,401

Three months ended April 2, 2011	$4,326	$740	$(297)	$(724)	$4,045

NOTE 4.	INVENTORIES

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

	March 31, 2012	December 31, 2011
	(in thousands)

Raw materials	$10,641	$10,543
Work in progress	298	335
Finished goods	1,380	724

	$12,319	$11,602

NOTE 5.	STOCK COMPENSATION EXPENSE

We record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.3 million for the first quarter of 2012 and $0.6 million for the first quarter of 2011. As of March 31, 2012, and April 2, 2011, there was $1.4 million and $2.7 million of total unrecognized compensation cost related to non-vested stock option agreements and non-vested restricted share awards, respectively, including the repriced and exchanged options as described in Item 8, footnote 17 under the titles “2010 Equity Exchange” and “2010 Issuer Tender Offer” in the Company’s Form 10K annual report for the year ended December 31, 2011, as filed on March 15, 2012. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 2.2 years.

NOTE 6.	NET LOSS PER COMMON SHARE

Basic EPS is determined using the two-class method and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Our weighted average shares outstanding excludes underlying options of 5.5 million, and 5.1 million for the three months ended March 31, 2012, and April 2, 2011, respectively, because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(in thousands, except per share amounts)

Net loss	$(652)	$(5,789)

Weighted-average common shares - Basic	53,664	53,656
Add: Dilutive effect of stock compensation plans	—	—

Weighted-average common shares - Diluted	53,664	53,656

Net loss per common share:
Basic	$(0.01)	$(0.11)

Diluted	$(0.01)	$(0.11)

NOTE 7.	INTANGIBLE ASSETS

Intangible assets are as follows:

	March 31, 2012	December 31, 2011	Original Useful Life (in years)
	(in thousands)

Intangible assets:
Trade Names	$38,441	$38,441	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(45,524)	(44,131)

Subtotal	10,176	11,569

Hurricane intellectual assets	2,797	2,797	3
Less: Accumulated amortization	(1,210)	(977)

Subtotal	1,587	1,820

Intangible assets, net	$50,204	$51,830

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

In estimating fair value the method we use requires us to make assumptions, the most material of which are net sales projections attributable to products sold with these trade names, the anticipated royalty rate we would pay if the trade names were not owned

(as a % of net sales), and a weighted average discount rate. These assumptions are subject to change based on changes in the markets in which these products are sold, which impact our projections of future net sales and the assumed royalty rate. Factors affecting the weighted average discount rate include assumed debt to equity ratios, risk-free interest rates, and equity returns, each for market participants in our industry.

Our year-end test of trade names, performed as of December 31, 2011, utilized a weighted average royalty rate of 4.0% and a discount rate of 17.0%. Projected net sales used in the analysis were based on historical experience and a modest growth in future years. We believe the royalty rate is appropriate and could improve over time based on market trends and information, including that which is set forth above. The weighted average discount rate was based on current financial market trends and will remain dependent on such trends in the future. Absent offsetting changes in other factors, a 1% increase in the discount rate would decrease the estimated fair value of our trade names by approximately $2.5 million.

No impairment test was conducted as of March 31, 2012, because no impairment indicators were identified that require us to perform this test prior to our annual test at December 29, 2012. We will continue to monitor and evaluate potential impairment indicators, including further declines in the housing market, which could result in impairment.

Amortizable Intangible Assets

We perform an impairment test on our amortizable intangible assets anytime that impairment indicators exist. Such assets include our customer relationships asset and the intellectual property assets acquired upon exercise of the option to purchase the Hurricane Window and Door Technology assets in December 2010. No such impairment indicators were identified as of March 31, 2012. We will continue to monitor and evaluate potential impairment indicators, including further declines in the housing market, which could result in impairment.

NOTE 8.	LONG-TERM DEBT

On June 23, 2011, PGT Industries, Inc. entered into a credit agreement (the “Credit Agreement”) with three lenders. The Credit Agreement provides for a $15.0 million revolving credit facility, a $48.0 million term loan facility, and an uncommitted incremental facility in an amount of up to $25.0 million. The revolving credit facility commitment and the term loans under the Credit Agreement will mature five years from the date of the execution of the Credit Agreement. As of March 31, 2012, there were $1.6 million of letters of credit outstanding and $13.4 million available on the revolver.

The Credit Agreement imposes certain restrictions on us, including restrictions on our ability to: incur debt or provide guarantees; grant or suffer to exist liens; sell our assets; pay dividends or make other distributions in respect of capital stock; prepay certain indebtedness, make loans, advances, investments and acquisitions; change our line of business; engage in affiliate transactions; consummate mergers, consolidations or other fundamental transactions; and enter into agreements with negative pledge clauses. The Credit Agreement also requires us to maintain certain minimum interest coverage ratios and maximum leverage ratios, which are tested at the end of each fiscal quarter. We were in compliance with all covenants as of March 31, 2012.

PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents, and such guarantee is secured by a lien on substantially all of the assets of our wholly owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

Contractual future maturities of long-term debt as of March 31, 2012, are as follows (in millions):

Remainder of 2012	$—
2013	2.3
2014	2.4
2015	3.0
2016	37.8

Total	$45.5

NOTE 9.	COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of comprehensive loss for the three months ended March 31, 2012, and April 2, 2011:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(in thousands)
Net loss	$(652)	$(5,789)

Other comprehensive income (loss), net of taxes:
Change related to forward contracts for aluminum, net of tax expense of $0 and $0 for the three month periods ended March 31, 2012 and April 2, 2011, respectively	276	126

Total comprehensive loss	$(376)	$(5,663)

The following table shows the components of accumulated other comprehensive loss for the three month periods ended March 31, 2012, and April 2, 2011:

(in thousands)	Aluminum Forward Contracts	Valuation Allowance	Total
Balance at December 31, 2011	$(1,970)	$172	$(1,798)
Changes in fair value	251		251
Reclassification to earnings	25		25
Tax effect	(108)	108	—

Balance at March 31, 2012	$(1,802)	$280	$(1,522)

(in thousands)	Aluminum Forward Contracts	Valuation Allowance	Total
Balance at January 1, 2011	$(1,631)	$388	$(1,243)
Changes in fair value	259	—	259
Reclassification to earnings	(133)	—	(133)
Tax effect	(48)	48	—

Balance at April 2, 2011	$(1,553)	$436	$(1,117)

NOTE 10.	COMMITMENTS AND CONTINGENCIES

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

NOTE 11.	DERIVATIVE

Derivative Financial Instruments – Aluminum Contracts

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum.

Accounting guidance requires us to record our hedge contracts at fair value and consider our credit risk for contracts in a liability position, and our counter-party’s credit risk for contracts in an asset position, in determining fair value. We assess our counter-party’s risk of non-performance when measuring the fair value of financial instruments in an asset position by evaluating their financial position, including cash on hand, as well as their credit ratings. We assess our risk of non-performance when measuring the fair value of our financial instruments in a liability position by evaluating our credit ratings, our current liquidity including cash on hand and availability under our revolving credit facility as compared to the maturities of the financial liabilities. In addition, we entered into a master netting arrangement (MNA) with our commodities’ broker that provides for, among other things, the close-out netting of exchange-traded transactions in the event of the insolvency of either party to the MNA.

We maintain a $2.0 million line of credit with our commodities’ broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls. Should the price of aluminum fall to a level which causes our liability for open aluminum contracts to exceed $2.0 million, we are required to fund daily margin calls to cover the excess.

At March 31, 2012, the fair value of our aluminum forward contracts was in a net asset position of $21 thousand. We had 21 outstanding forward contracts for the purchase of 4.1 million pounds of aluminum, approximately 55% of our anticipated needs through December 2012, at an average price of $0.97 per pound with maturity dates of between less than one month and nine months through December 2012. We assessed the risk of non-performance of the counter-party to these contracts and recorded an immaterial adjustment to fair value as of March 31, 2012. When margin calls are required, we net cash collateral from payments of margin calls on deposit with our commodities’ broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis. For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

Our aluminum hedges qualify as highly effective for reporting purposes. For the three month periods ended March 31, 2012, and April 2, 2011, the ineffective portion of the hedging instruments was not significant. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. At March 31, 2012, these contracts were designated as effective. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income, and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. For the three month period ended March 31, 2012, and April 2, 2011, no amounts were reclassified to earnings as a result of the discontinuance of a cash flow hedge because it was probable that the original forecasted transaction would not occur. The ending accumulated balance related to the fair value of the aluminum forward contracts included in accumulated other comprehensive loss, net of tax, is less than $0.1 million loss as of March 31, 2012, all of which is expected to be reclassified into earnings over the next nine months.

Derivative Financial Instruments – Interest Rate Contract

On August 8, 2011, we entered into a two year interest rate cap to offset the interest rate fluctuation associated with 50% of our initial outstanding debt. We are exposed to changes in the LIBOR rate, should they increase over our floor established in the Credit Agreement of 1.25%. The cap indexes to quarterly LIBOR with a notional amount of $24 million, based on a strike rate of 1.25% payable quarterly, which will effectively fix our LIBOR rate at a maximum of 1.25% for that amount of debt. Changes in the intrinsic value of the cap, are expected to offset the changes in cash flow (changes in interest payments) attributable to fluctuations in interest rates above 1.25%. This interest rate cap was not designated as a hedge; therefore, changes in the fair value and changes in intrinsic value are and will be included in the current period earnings as Other expense (income), net in the Consolidated Statements of Comprehensive Loss. At March 31, 2012, the fair value of our interest rate cap was in an asset position of $6 thousand.

The fair value of the aluminium hedges and interest rate cap are classified in the accompanying consolidated balance sheets as follows:

		March 31, 2012	December 31 2011
		(in thousands)
Derivatives in a net asset (liability) position	Balance Sheet Location

Aluminum forward contracts	Other Current Assets	$21	$—
Interest rate cap	Other Current Assets	6	28
Aluminum forward contracts	Accrued Liabilities	—	(254)

Total Derivatives		$27	$(226)

The following represents the gains (losses) on derivative financial instruments for the three month periods ended March 31, 2012, and April 2, 2011, and their classifications within the accompanying condensed consolidated financial statements (in thousands):

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Aluminum contracts	$251	$259	Cost of sales	$25	$91

	Derivatives in Cash Flow Hedging Relationships
	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Three Months Ended
		March 31, 2012	April 2, 2011
Aluminum contracts	Other income or other expense	$—	$42

NOTE 12:	FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:

Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The accounting guidance concerning fair value allows the Company to elect to measure financial instruments at fair value and report the changes in fair value through the consolidated statements of comprehensive loss. This election can only be made at certain specified dates and is irrevocable once made. The Company does not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument-by-instrument basis as they are acquired or incurred.

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation:

	000000000	000000000	000000000	000000000
	Fair Value Measurements at Reporting Date of Net Asset Using:
Description	March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Aluminum forward contracts	$21	$—	$21	$—
Interest rate cap	6	—	6	—

Derivative financial instruments, net asset	$27	$—	$27	$—

	000000000	000000000	000000000	000000000
Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Aluminum forward contracts	$(254)	$—	$(254)	$—
Interest rate cap	28	—	28	—

Derivative financial instruments, net asset	$(226)	$—	$(226)	$—

The following is a description of the methods and assumptions used to estimate the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis, as well as the basis for classifying these assets and liabilities as Level 2.

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2012, and December 31, 2011, respectively (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets and liabilities
Cash and cash equivalents	$14,020	$14,020	$10,940	$10,940
Accounts receivable, net	14,440	14,440	13,830	13,830
Accounts payable and accrued liabilities	15,375	15,375	12,706	12,706
Current portion of long-term debt	500	495	—	—
Long-term debt	45,000	44,550	45,500	45,500

The following provides a description of the methods and significant assumptions used in estimating the fair value of the Company’s financial instruments that are not measured at fair value on a recurring basis.

Cash and cash equivalents — The estimated fair value of these financial instruments approximates their carrying amounts due to their highly liquid or short-term nature.

Accounts receivable, net — The estimated fair value of these financial instruments approximates their carrying amounts due to their short-term nature.

Accounts payable and accrued liabilities — The estimated fair value of these financial instruments approximates their carrying amounts due to their short-term nature.

Debt —The estimated fair value of this debt is based on Level 2 inputs of debt with similar terms and characteristics.

NOTE 13.	GOVERNMENT INCENTIVE

In February 2011, we received a government incentive of $0.6 million in cash from our local county authority to assist in the consolidation of operations into our Florida facilities. Under the terms of the agreement we were required to, among other things, move the majority of our equipment from North Carolina to Florida and lease at least one building in Sarasota County, both of which were accomplished by April 2, 2011. In addition, we must add 400 employees by December 1, 2015. If we have not hired or do not have open positions for 400 additional employees on December 1, 2015, we will be required to repay $1,500 for each employee under 400 that we have not hired or have an open position for at that date. The agreement also requires us to repay a pro-rata portion of the grant if we relocate operations outside of the county before December 1, 2015.

We believe that based on the number of employees hired to date and our plans for future hiring, as well as the completion of other terms noted above, we have reasonable assurance that a substantial majority of the grant will be retained on December 1, 2015. Due to the existence of the performance obligations extending over a 5-year period, we recognize the reasonably assured portion of the grant over the life of the agreement as an offset to the payroll of the employees hired, which is included in cost of goods sold. This amount is expected to result in an immaterial amount recognized each quarter through December 1, 2015. As of March 31, 2012, and April 2, 2011, the deferred portion of the grant has been classified as $0.1 million and $0.1 million in accounts payable and accrued liabilities, respectively, and $0.4 million and $0.5 million in other liabilities, respectively, within the accompanying condensed consolidated balance sheets.

NOTE 14.	SUBSEQUENT EVENT

Subsequent to March 31, 2012 we entered an agreement to list our Salisbury, NC facility for sale with an agent. The estimated sale price less cost to sell is expected to be above the current carrying cost of the building. This facility, whose carrying value was $5.2 million as of March 31, 2012, will be reclassified to assets held for sale during the second quarter of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our most recent Form 10K annual report.

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

Risks associated with our business, an investment in our securities, and with achieving the forward-looking statements contained in this report or in our news releases, web sites, public filings, investor and analyst conferences or elsewhere, include, but are not limited to, the risk factors described in our most recent Form 10K annual report with the Securities and Exchange Commission. Any of the risk factors described therein could cause our actual results to differ materially from expectations and could have a material adverse effect on our business, financial condition or results of operations. We may not succeed in addressing these challenges and risks.

EXECUTIVE OVERVIEW

Sales and Operations

On May 2, 2012, we issued a press release and held a conference call on May 3, 2012, to review the results of operations for our first three months ended March 31, 2012. During the call, we also discussed current market conditions and progress made regarding certain business initiatives and our plant consolidation. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks. We are neither updating nor confirming that information.

The first quarter of 2012 was a very successful quarter, in which we generated cash from operations of $4.0 million. The net loss for the first quarter of 2012 was $652 thousand compared to a $5.8 million loss in the first quarter of 2011. The first quarter of 2011 included $2.6 million of consolidation expense. This achievement, after the completion of the consolidation in 2011, is the direct result of the significant efforts of our employees and our dealers.

The consolidation required moving the production capacity of a 347,000 square foot facility producing $42.0 million of sales into our existing Florida facility, and was the main focus of 2011. Now with the consolidation complete, it has proven to be a substantial success, both in expected fixed cost savings as well as operational improvement. In terms of fixed costs, in 2011 we realized a savings of $1.5 million in each of the third and fourth quarters. In the first quarter of 2012 we realized savings of $1.6 million. These savings keep us on track to reach the goal of $6.0 million of annual savings.

Combined with consolidation fixed cost reductions, operational improvements including significant reduction in scrap, labor efficiencies, and improved shipping schedules have contributed to a gross margin percentage, despite lower sales, of 31.3% compared to an adjusted gross margin of 25.6% in the first quarter of 2011.

These first quarter results were achieved despite lower sales. Sales for the quarter were down $2.5 million, or 6.3%, due mainly to three factors including; challenging market conditions in Southeast Florida where sales were down $2.3 million; our decision to exit certain out of state markets which resulted in lower sales of $0.8 million, and completion of a large condo retrofit project in 2011, which resulted in lower sales for our Architectural Systems of $0.9 million. These factors were offset by an increase in sales in Southwest Florida of $0.9 million.

In the first three months of 2012, housing starts increased 29% over the first quarter of 2011. The majority of this increase represents homes at a price point where impact products are not generally installed. However, increased housing starts is a good sign even if they are not houses that traditionally utilized our products. We are confident that, as the employment market and general economic conditions stabilize, housing starts of homes at various price points will increase and drive demand for our products.

As part of our effort to drive top-line sales, we have hired Todd Antonelli as Vice President of Sales and Marketing. He comes to us with many years of building products experience, most recently with Masco where he lead sales teams in both the window and door and cabinet divisions. We are confident that Todd’s customer-focused experience, expertise and proven track record will add incremental bench strength as we shift our focus from cost reduction and share preservation to aggressive top line growth.

Selling, general and administrative expenses decreased $0.8 million, or 6.2% after adjusting for consolidation costs from the prior year. This was driven by consolidation savings of $1.0 million. Leading these savings is our distribution department which has reduced costs by 27.9% at a time when fuel costs are up 10%. Distribution has streamlined routes, increased tractor utilization and improved general efficiency. This was done while still keeping focus on the customer.

For the rest of 2012, we are positioned operationally to produce improved results post consolidation. We have achieved the anticipated fixed cost savings and are now driving incremental labor efficiencies and scrap improvements. We anticipate making investments to generate sales growth and the market share, particularly in our Southeast and Southwest Florida markets. This will include targeted advertising and promotional activity, designed to remind everyone that we have a strong value proposition, which is high quality products, delivered on-time, with exceptional service before, during and after the sale.

Liquidity and Cash Flow

Our principal source of liquidity is cash flow generated by operations, supplemented by borrowings under our credit facilities. This cash generating capability provides us with financial flexibility in meeting operating and investing needs. Our primary capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on our credit facilities, and fund capital expenditures. In the first three months of 2012, we generated $4.0 million of cash from operating activities, and our net debt as of March 31, 2012, was $31.5 million.

Selected Financial Data

The following table presents financial data derived from our unaudited consolidated statements of comprehensive loss as a percentage of total net sales for the periods indicated:

	Three Months Ended
	March 31, 2012	April 2, 2011

Net sales	100.0%	100.0%
Cost of sales	68.7%	79.6%

Gross margin	31.3%	20.4%
Selling, general and administrative expenses	30.7%	31.9%

Income (loss) from operations	0.6%	(11.5%)
Interest expense, net	2.2%	2.8%
Other expense	0.1%	(0.1%)

Income (loss) income before income taxes	(1.7%)	(14.2%)
Income tax expense	0.0%	0.0%

Net income (loss)	(1.7%)	(14.2%)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Three Months Ended
	March 31, 2012		April 2, 2011
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Window and Door Products	$27.4	71.9%	$28.6	70.4%	(4.2%)
Other Window and Door Products	10.7	28.1%	12.0	29.6%	(10.8%)

Total net sales	$38.1	100.0%	$40.6	100.0%	(6.2%)

Net sales of impact window and door products, which includes our WinGuard, PremierVue and Architectural Systems product lines, were $27.4 million for the first quarter of 2012, a decrease of $1.2 million, or 4.2%, from $28.6 million in net sales for the 2011 first quarter. The decrease was due mainly to a decrease of $1.2 million, or 5.5%, in aluminum WinGuard and a $1.0 million, or 74.0%, decrease in Architectural Systems based on the completion of a large condo retrofit project in 2011. Offsetting these decreases are increases in our Premier Vue line of $0.6 million, or 54.7%, and Vinyl WinGuard up by $0.3 million, or 5.8%. All of our impact product sales have also been affected, to some extent, by the lack of storm activity during the four most recent hurricane seasons in the coastal markets of Florida. WinGuard product sales represented 72% and 71% of our net sales for the first quarter of 2012 and 2011, respectively.

Net sales of other window and door products were $10.7 million for the first quarter of 2012, a decrease of $1.3 million, or 10.6%, from $12.0 million in net sales for the 2011 first quarter. This decrease was due mainly to a decrease in sales of our non-impact vinyl products whose sales were down $1.1 million, as a result of our decision to concentrate our sales efforts on Florida, international, and certain coastal markets.

Sales in the first quarter for both product categories were also impacted by a price increase of approximately 3% which became effective in the second quarter of 2011.

Gross margin

Gross margin was $11.9 million, or 31.3% of sales, for the first quarter of 2012, an increase of $3.7 million, or 44.6%, from $8.3 million, or 20.3% of sales, for the first quarter of 2011. The 2011 first quarter margin was impacted by $2.1 million in consolidation costs. Adjusting for these charges, 2011 gross margin was 25.6%. The 5.7% increase from 2011 adjusted gross margin was driven by an increase from product mix and price (3.7%), an increase from consolidation savings (1.7%), an increase from operating efficiency and material usage (1.2%), and an increase from lower cost of materials (.4%), offset by a decrease based on volume (1.3%).

Selling, general and administrative expenses

Selling, general and administrative expenses were $11.7 million for the first quarter of 2012, a decrease of $1.3 million from $13.0 million for the first quarter of 2011. The first quarter of 2011 includes $0.5 million of consolidation charges. Adjusting for these charges, the 2012 decrease is $0.8 million. This was driven by consolidation savings of $1.0 million. Leading these savings is our distribution department which reduced costs by 27.9% at a time when fuel costs are up 2.4%.

Interest expense, net

Interest expense, net was $0.9 million in the first quarter of 2012, a decrease of $0.2 million from $1.1 million for the first quarter of 2011. The decrease was due to a lower debt level outstanding during the first quarter and the effect of the lower interest rate associated with the new credit agreement.

Other expense (income), net

There was other expense of less than $0.1 million in the first quarter of 2012 compared to other income of less than $0.1 million in the first quarter of 2011. The amount in 2012 relates to changes in the fair value of our interest rate cap, and the amount in 2011 relates to the ineffective portions of aluminum hedges.

Income tax expense

We had an effective tax rate of 0.0% in both the first quarters of 2012 and 2011 due to the full valuation allowances that we apply to our deferred tax assets. We also expect our effective income tax rate for 2012 to be 0% due to the fact that we do not anticipate generating sufficient income to reduce the valuation allowance. Changes in deferred tax assets and liabilities during the first quarter of 2012 and 2011 were offset by changes in the valuation allowance for deferred tax assets. Excluding the change in the valuation allowance, the effective tax rate in the first quarter of 2012 and 2011 would have been a tax benefit of 39.7% and 37.7%, respectively.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities was $4.0 million for the first three months of 2012 compared to cash used of $5.5 million in the first three months of 2011. This increase in cash is mainly due to consolidation related cash outflows in 2011. Personnel related disbursements, which included consolidation related expenses and employee bonuses earned in 2010 were $7.1 million greater in 2011 than in 2012. Disbursements to vendors were lower in the first quarter of 2012 by $4.1 million compared to 2011, due to lower sales and lower scrap. Offsetting these increases to cash is a reduction to the amount paid by our customers based on lower sales.

Direct cash flows from operations for the first three months of 2012 and 2011 are as follows:

	Direct Cash Flows
	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011
Collections from customers	$38.5	$39.8
Other collections of cash	0.4	1.0
Disbursements to vendors	(22.4)	(26.5)
Personnel related disbursements	(11.8)	(18.9)
Debt service costs (Interest)	(0.7)	(0.9)

Cash provided (used in) operations	$4.0	$(5.5)

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 32.9 days at March 31, 2012, and 39.9 days at December 31, 2011, compared to 39.6 days at April 2, 2011, and 40.9 days at January 1, 2011, respectively.

Inventory on hand as of March 31, 2012, increased $0.9 million compared to April 2, 2011. Inventory turns during the first three months of 2012, decreased to 10.3 from 11.4 for the first three months of 2011, as a result of new products and options announced during 2011.

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

Investing activities. Cash used for investing activities was $0.9 million for the first three months of 2012, compared to cash used of $1.0 million for the first three months of 2011. The decrease of $0.1 million in cash used in investing activities was due to the $0.2 million less cash used by our margin account for derivatives for 2012, offset with a higher capital spending for 2012.

Financing activities. Cash used in financing activities was less than $0.1 million in the first three months of 2012 and 2011 from payments of capital leases.

Debt Covenant. In accordance with the Credit Agreement, defined below, we are required to maintain certain financial covenants, the most restrictive of which is a maximum ratio of Total Funded Debt to Consolidated EBITDA for the trailing four quarters decreasing from 4.5x to 2.0x. Consolidated EBITDA as defined in the agreement is determined as follows: Consolidated net income/(loss) plus interest expense (net of interest income), income taxes, depreciation, amortization, as well as other non-recurring items such as restructuring charges, plant consolidation costs, manufacturing inefficiencies incurred in connection with the plant consolidation, and non-cash stock compensation. We closely monitor compliance with our various debt covenants. As of March 31, 2012, we were in compliance and expect to be in the future.

Capital Resources. On June 23, 2011, PGT Industries, Inc. entered into a credit agreement (the “Credit Agreement”) with three lenders. The Credit Agreement provides for a $15.0 million revolving credit facility, a $48.0 million term loan facility, and an uncommitted incremental facility in an amount of up to $25.0 million. The revolving credit facility commitment and the term loans under the Credit Agreement will mature five years from the date of the execution of the Credit Agreement. As of March 31, 2012, there were $1.6 million of letters of credit outstanding and $13.4 million available on the revolver.

The Credit Agreement imposes certain restrictions on us, including restrictions on our ability to: incur debt or provide guarantees; grant or suffer to exist liens; sell our assets; pay dividends or make other distributions in respect of capital stock; prepay certain indebtedness, make loans, advances, investments and acquisitions; change our line of business; engage in affiliate transactions; consummate mergers, consolidations or other fundamental transactions; and enter into agreements with negative pledge clauses. The Credit Agreement also requires us to maintain certain minimum interest coverage ratios and maximum leverage ratios, which are tested at the end of each fiscal quarter. We were in compliance with all covenants as of March 31, 2012.

PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents, and such guarantee is secured by a lien on substantially all of the assets of our wholly owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

Contractual future maturities of long-term debt as of March 31, 2012, are as follows (in millions):

Remainder of 2012	$—
2013	2.3
2014	2.4
2015	3.0
2016	37.8

Total	$45.5

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first three months of 2012, capital expenditures were $0.9 million, compared to $0.8 million for the first three months of 2011. We expect to spend nearly $4.9 million on capital expenditures in 2012, including capital expenditures related to a new enterprise resource planning (“ERP”) system. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

Hedging. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. The Company enters into these contracts by trading on the London Metal Exchange (“LME”). The Company trades on the LME using an international commodities’ broker that offers global access to all major markets. We maintain a $2.0 million line of credit with our commodities’ broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls. Should the price of aluminum fall to a level which causes our liability for open aluminum contracts to exceed $2.0 million, we are required to fund daily margin calls to cover the excess.

Contractual Obligations

Other than the new ERP system as described in “Capital Expenditures” above, whose contractual obligation is limited to $0.3 million, no significant changes to our “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10K annual report for year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 15, 2012.

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

We identified our significant accounting policies in our Form 10K annual report for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 15, 2012. There have been no changes to our critical accounting policies during the first three months of 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge interest rate fluctuation associated with our debt. We entered into aluminum hedging instruments that settle at various times through December 2012 and cover approximately 55% of our anticipated need through December 2012 at an average price of $0.97 per pound. For forward contracts the purchase of aluminum on March 31, 2012, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contacts of aluminum by $0.4 million. This calculation utilizes our actual commitment of 4.1 million pounds under contract (to be settled throughout December 2012) and the market price of aluminum as of March 31, 2012, which was approximately $2,100 per metric ton.

On August 8, 2011, we entered into a two year interest rate cap to offset the interest rate fluctuation associated with 50% of our initial outstanding debt. We are exposed to changes in the LIBOR rate should they increase over our floor established in the Credit Agreement of 1.25%. The cap indexes to quarterly LIBOR with a notional amount of $24.0 million, based on a strike rate of 1.25% payable quarterly, which will effectively fix our LIBOR rate at a maximum of 1.25% for that amount of debt. Changes in the intrinsic value of the cap are expected to offset the changes in cash flow (changes in interest payments) attributable to fluctuations in interest rates above 1.25%. This interest rate cap was not designated as a hedge; therefore, changes in the fair value and changes in intrinsic value are included in the current period earnings as Other expense (income), net in the consolidated statements of comprehensive loss. Based on our debt outstanding at March 31, 2012, of $45.5 million, of which $24.0 million is covered by our interest rate cap, a 1% increase in interest rates above our interest rate floor established in the Credit Agreement would result in approximately $0.2 million of additional interest expense annually.

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

A control system, however, no matter how well conceived and operated can at best provide reasonable, not absolute, assurance that the objectives of the control system are met. Additionally, a control system reflects the fact that there are resource constraints, and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our Company have been detected, and due to these inherent limitations, misstatements due to error or fraud may occur and not be detected.

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

During the second quarter of fiscal year 2012, we will start the implementation of our new Enterprise Resource Planning System (“ERP System”). We expect to continue this implementation in phases over the course of the next twelve to eighteen months. The implementation of this ERP System has and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Form 10K annual report for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Form 10K annual report are not the only risks facing our Company.

During the second quarter of fiscal year 2012, we will start the implementation of our new ERP System. In order to maintain our leadership position in the market and efficiently process increased business volume, we are making a significant upgrade to our computer hardware, software and our ERP System. Should we be unable to continue to fund the completion of this upgrade, or should the ERP System upgrade be unsuccessful or take longer to implement than anticipated, our ability to maintain and grow the business could be hindered, and our operating and financial results could be adversely impacted.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following items are attached or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, ef , Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2	Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

4.3	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1	Credit Agreement between PGT, Inc., PGT Industries, Inc., General Electric Capital Corporation, as administrative agent, collateral agent, swing line lender, L/C issuer and lender, GE Capital Markets, Inc. and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and bookrunners, and SunTrust Bank, as syndication agent, L/C issuer, and lender, and the other lender named therein, dated as of June 23, 2011, (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 23, 2011, filed with the Securities and Exchange Commission on June 23, 2011, Registration No. 000-52059.

10.2	Supply Agreement, executed on February 13, 2012, by and between PPG Industries, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 13, 2012, filed with the Securities and Exchange Commission on February 17, 2012, Registration No. 000-52059).

10.3	Sales Contract, executed on December 1, 2011, by and between E. I. du Pont de Nemours and Company, through its Packaging and Industrial Polymers business, and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 1, 2011, filed with the Securities and Exchange Commission on December 6, 2011, Registration No. 000-52059).

10.5	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.6	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.8	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.9	Form of Employment Agreement, dated February 20, 2009, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, and David B. McCutcheon (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.10	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.11	Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.12	Market Alliance Agreement between PGT Industries, Inc. and E.I. du Pont de Nemours and Company, dated February 27, 2009, with portions omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 27, 2009, filed with the Securities and Exchange Commission on March 5, 2009, Registration No. 000-52059)

10.13	Form of PGT, Inc. 2006 Management Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.14	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.15	Form of PGT, Inc. 2006 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.16	Form of PGT, Inc. 2006 Equity Incentive Plan Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: May 7, 2012	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: May 7, 2012	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer