Form 10-Q
period 2012-06-30
PGT, Inc.
filed 2012-08-03
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common Stock, $0.01 par value 53,670,135 shares, as of August 1, 2012.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net sales	$46,486	$45,171	$84,586	$85,816
Cost of sales	30,005	36,195	56,170	68,582

Gross margin	16,481	8,976	28,416	17,234
Selling, general and administrative expenses	11,906	12,502	23,613	25,468

Income (loss) from operations	4,575	(3,526)	4,803	(8,234)
Interest expense, net	939	1,050	1,797	2,173
Other expense, net	(122)	461	(100)	419

Income (loss) before income taxes	3,758	(5,037)	3,106	(10,826)
Income tax expense	68	—	68	—

Net income (loss)	$3,690	$(5,037)	$3,038	$(10,826)

Net income (loss) per common share:
Basic	$0.07	$(0.09)	$0.06	$(0.20)

Diluted	$0.07	$(0.09)	$0.06	$(0.20)

Weighted average shares outstanding:
Basic	53,670	53,659	53,667	53,658

Diluted	54,574	53,659	54,069	53,658

Comprehensive income (loss)	$3,313	$(5,346)	$2,937	$(11,009)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,699	$10,940
Accounts receivable, net	17,099	13,830
Inventories	11,886	11,602
Prepaid expenses	1,053	871
Assets held for sale	5,259	—
Other current assets	3,251	2,871

Total current assets	54,247	40,114
Property, plant and equipment, net	42,704	48,606
Intangible assets, net	48,578	51,830
Other assets, net	1,722	2,285

Total assets	$147,251	$142,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,943	$12,706
Current portion of long-term debt and capital lease obligations	—	50

Total current liabilities	15,943	12,756
Long-term debt and capital lease obligations	43,500	45,500
Deferred income taxes	15,041	15,041
Other liabilities	1,752	2,176

Total liabilities	76,236	75,473

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 53,670 and 53,670 shares issued and 53,670 and 53,659 shares outstanding at June 30, 2012 and July 2, 2011, respectively	537	537
Additional paid-in-capital, net of treasury stock	273,527	272,811
Accumulated other comprehensive loss	(1,899)	(1,798)
Accumulated deficit	(201,150)	(204,188)

Total shareholders’ equity	71,015	67,362

Total liabilities and shareholders’ equity	$147,251	$142,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30, 2012	July 2, 2011

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$3,038	$(10,826)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,976	3,774
Amortization	3,252	3,251
Provision for allowances of doubtful accounts	53	440
Amortization and write off of deferred financing costs	376	803
Stock-based compensation	714	1,081
Derivative financial instruments	75	—
(Gain) Loss on disposal of assets	(206)	38
Change in operating assets and liabilities:	—	—
Accounts receivable	(3,543)	(4,959)
Inventories	(284)	(1,046)
Prepaid and other assets	(359)	107
Accounts payable, accrued and other liabilities	2,844	(1,401)

Net cash provided by (used in) operating activities	8,936	(8,738)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,351)	(1,652)
Proceeds from sales of assets held for sale and equipment	224	663
Net change in margin account for derivative financial instruments	—	(200)

Net cash used in investing activities	(2,127)	(1,189)

Cash flows from financing activities:
Payments of long-term debt	(2,000)	(50,000)
Proceeds from issuance of long-term debt	—	48,000
Payments of financing costs	—	(2,352)
Payments of capital leases	(50)	(56)

Net cash used in financing activities	(2,050)	(4,408)

Net increase (decrease) in cash and cash equivalents	4,759	(14,335)
Cash and cash equivalents at beginning of period	10,940	22,012

Cash and cash equivalents at end of period	$15,699	$7,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc. (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended June 30, 2012, and July 2, 2011, consisted of 13 weeks.

The condensed consolidated balance sheet as of December 31, 2011, is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 31, 2011, and the unaudited condensed consolidated financial statements as of and for the period ended June 30, 2012, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s most recent Form 10- K annual report. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2.	CONSOLIDATION

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida plant. This consolidation was substantially completed during the second quarter of 2011. As a result of this consolidation, the second quarter of 2011 includes consolidation charges of $1.4 million, of which $1.2 million is classified within costs of goods sold, and the remaining $0.2 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of comprehensive income (loss) for the three months ended July 2, 2011. For the six months ended July 2, 2011, we recorded consolidation charges of $4.0 million of which $3.3 million is classified within costs of goods sold, and the remaining $0.7 million is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of comprehensive income (loss) for the six months ended July 2, 2011. There was no unpaid severance as of June 30, 2012.

The following table provides information with respect to our accrual for consolidation:

Consolidation	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
(in thousands)
Three months ended July 2, 2011:	$1,359	$114	$(1,345)	$128
Six months ended July 2, 2011:	$1,812	$1,294	$(2,978)	$128

NOTE 3.	WARRANTY

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

The following provides information with respect to our warranty accrual:

Accrued Warranty	Beginning of Period	Charged Expense	Adjustments	Settlements	End of Period
(in thousands)
Three months ended June 30, 2012	$4,401	$931	$(187)	$(832)	$4,313
Three months ended July 2, 2011	$4,045	$882	$174	$(839)	$4,262
Six months ended June 30, 2012	$4,406	$1,693	$(84)	$(1,702)	$4,313
Six months ended July 2, 2011	$4,326	$1,622	$(123)	$(1,563)	$4,262

NOTE 4.	INVENTORIES

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited finished goods inventory since all products are custom, made-to-order and usually ship upon completion, although our finished goods will be higher during our summer months when sales are higher. Finished goods inventory costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consisted of the following:

	June 30, 2012	December 31, 2011

	(in thousands)
Raw materials	$10,329	$10,543
Work in progress	294	335
Finished goods	1,263	724

	$11,886	$11,602

NOTE 5.	STOCK COMPENSATION EXPENSE

We record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.4 million for the second quarter of 2012 and $0.5 million for the second quarter of 2011. We recorded compensation expense for stock based awards of $0.7 million for the first six months of 2012 and $1.1 million for the first six months of 2011. As of June 30, 2012, and July 2, 2011, there was $1.9 million and $2.3 million, respectively, of total unrecognized compensation cost related to non-vested stock option agreements. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 2.0 years.

New Issuances

In May 2012, we issued 643,390 options to certain directors, an executive, and certain non-executive employees of the Company. These stock options expire ten years after the date of grant and generally vest and may be exercised in cumulative installments of one third of the shares on each of the first three years following the date of grant. The weighted average exercise price was $2.38 and the total fair value of the options were $0.9 million.

NOTE 6.	NET INCOME (LOSS) PER COMMON SHARE

Basic EPS is determined using the two-class method and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Our weighted average shares outstanding for the three months ended June 30, 2012, and July 2, 2011, excludes underlying options of 417,785, and 5,173,649, respectively, because their effects were anti-dilutive. Our weighted average shares outstanding for the six months ended June 30, 2012, and July 2, 2011, excludes underlying options of 5,679,279, and 5,119,824, respectively, because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income (loss)	$3,690	$(5,037)	$3,038	$(10,826)

Weighted-average common shares - Basic	53,670	53,659	53,667	53,658
Add: Dilutive effect of stock compensation plans	904	—	402	—

Weighted-average common shares - Diluted	54,574	53,659	54,069	53,658

Net income (loss) per common share:
Basic	$0.07	$(0.09)	$0.06	$(0.20)

Diluted	$0.07	$(0.09)	$0.06	$(0.20)

NOTE 7.	INTANGIBLE ASSETS

Intangible assets are as follows:

	June 30, 2012	December 31, 2011	Original Useful Life (in years)
	(in thousands)
Intangible assets:
Trade names	$38,441	$38,441	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(46,917)	(44,131)

Subtotal	8,783	11,569

Hurricane intellectual assets	2,797	2,797	3
Less: Accumulated amortization	(1,443)	(977)

Subtotal	1,354	1,820

Intangible assets, net	$48,578	$51,830

Indefinite Lived Intangible Asset

The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amounts of these assets to their estimated fair values. If the estimated fair value is less than the carrying amount of the intangible assets, an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is determined using the relief from royalty method that is based upon the discounted projected cost savings (value) attributable to ownership of our trade names, our only indefinite lived intangible assets.

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

No impairment test was conducted as of June 30, 2012, because no impairment indicators were identified that require us to perform this test prior to our annual test at December 29, 2012. We will continue to monitor and evaluate potential impairment indicators, including further declines in the housing market, which could result in impairment.

Amortizable Intangible Assets

We perform an impairment test on our amortizable intangible assets anytime that impairment indicators exist. Such assets include our customer relationships asset and the intellectual property assets acquired upon exercise of the option to purchase the Hurricane Window and Door Technology assets in December 2010, which underlie the PremierVue product line. No such impairment indicators were identified as of June 30, 2012. We will continue to monitor and evaluate potential impairment indicators, including further declines in the housing market, which could result in impairment.

NOTE 8.	LONG-TERM DEBT

On June 23, 2011, PGT Industries, Inc. entered into a credit agreement (the “Credit Agreement”) with three lenders; General Electric Capital Corporation, GE Capital Financial, Inc., and SunTrust Bank. The Credit Agreement provides for a $15.0 million revolving credit facility, a $48.0 million term loan facility, and an uncommitted incremental facility in an amount of up to $25.0 million. The revolving credit facility commitment and the term loans under the Credit Agreement will mature five years from the date of the execution of the Credit Agreement. As of June 30, 2012, there were $1.6 million of letters of credit outstanding and $13.4 million available on the revolver.

The Credit Agreement imposes certain restrictions on us, including restrictions on our ability to: incur debt or provide guarantees; grant or suffer to exist liens; sell certain material assets; pay dividends or make other distributions in respect of capital stock; prepay certain indebtedness, make loans, advances, investments and acquisitions; change our line of business; engage in affiliate transactions; consummate mergers, consolidations or other fundamental transactions; and enter into agreements with negative pledge clauses. The Credit Agreement also requires us to maintain certain minimum interest coverage ratios and maximum leverage ratios, which are tested at the end of each fiscal quarter. We were in compliance with all covenants as of June 30, 2012.

PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents, and such guarantee is secured by a lien on substantially all of the assets of our wholly owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

Contractual future maturities of long-term debt as of June 30, 2012, are as follows (in millions):

Remainder of 2012	$—
2013	0.3
2014	2.4
2015	3.0
2016	37.8

Total	$43.5

NOTE 9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three and six months ended June 30, 2012, and July 2, 2011:

(in thousands)	Aluminum Forward Contracts	Valuation Allowance	Total

Balance at March 31, 2012	$(1,802)	$280	$(1,522)
Changes in fair value	(463)	—	(463)
Reclassification to earnings	86	—	86
Tax effect	147	(147)	—

Balance at June 30, 2012	$(2,032)	$133	$(1,899)

(in thousands)	Aluminum Forward Contracts	Valuation Allowance	Total
Balance at April 2, 2011	$(1,553)	$436	$(1,117)
Changes in fair value	(65)	—	(65)
Reclassification to earnings	(244)	—	(244)
Tax effect	121	(121)	—

Balance at July 2, 2011	$(1,741)	$315	$(1,426)

(in thousands)	Aluminum Forward Contracts	Valuation Allowance	Total
Balance at December 31, 2011	$(1,970)	$172	$(1,798)
Changes in fair value	(212)	—	(212)
Reclassification to earnings	111	—	111
Tax effect	39	(39)	—

Balance at June 30, 2012	$(2,032)	$133	$(1,899)

(in thousands)	Aluminum Forward Contracts	Valuation Allowance	Total
Balance at January 1, 2011	$(1,631)	$388	$(1,243)
Changes in fair value	194	—	194
Reclassification to earnings	(377)	—	(377)
Tax effect	73	(73)	—

Balance at July 2, 2011	$(1,741)	$315	$(1,426)

NOTE 10.	COMMITMENTS AND CONTINGENCIES

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

The Company’s tax rate is lower than the statutory rate in the three and six months ended June 30, 2012, as the Company released a portion of its deferred tax asset valuation allowance to offset its regular tax expense. The $0.1 million of tax expense included in the statement of operations for the three and six months ended June 30, 2012, represents the Company’s alternative minimum tax obligation. For the three and six months ended June 30, 2011, the Company fully reserved all tax assets and did not recognize any tax benefit.

NOTE 12.	DERIVATIVE

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

At June 30, 2012, the fair value of our aluminum forward contracts was in a net liability position of $0.4 million. We had 42 outstanding forward contracts for the purchase of 7.0 million pounds of aluminum, approximately 51% of our anticipated needs through December 2013, at an average price of $0.95 per pound with maturity dates of between less than one month and eighteen months. We assessed the risk of non-performance of the counter-party to these contracts and recorded an immaterial adjustment to fair value as of June 30, 2012. When margin calls are required, we net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis. For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

Our aluminum hedges qualify as highly effective for reporting purposes. For the three and six months ended June 30, 2012, and July 2, 2011, the ineffective portion of the hedging instruments was not significant. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. At June 30, 2012, these contracts were designated as effective. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income, and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. For the three and six months ended June 30, 2012, and July 2, 2011, no amounts were reclassified to earnings as a result of the discontinuance of a cash flow hedge because it was probable that the original forecasted transaction would not occur. The ending accumulated balance related to the fair value of the aluminum forward contracts included in accumulated other comprehensive loss, net of tax, is $0.4 million as of June 30, 2012, all of which is expected to be reclassified into earnings over the next 18 months.

Derivative Financial Instruments – Interest Rate Contract

On August 8, 2011, we entered into a two year interest rate cap to offset the interest rate fluctuation associated with 50% of our initial outstanding debt. We are exposed to changes in the LIBOR rate, should they increase over our floor established in the Credit Agreement of 1.25%. The cap indexes to quarterly LIBOR with a notional amount of $24 million, based on a strike rate of 1.25% payable quarterly, which will effectively fix our LIBOR rate at a maximum of 1.25% for that amount of debt. Changes in the intrinsic value of the cap are expected to offset the changes in cash flow (changes in interest payments) attributable to fluctuations in interest rates above 1.25%. This interest rate cap was not designated as a hedge; therefore, changes in the fair value and changes in intrinsic value are and will be included in the current period earnings as Other expense (income), net in the consolidated statements of comprehensive income (loss). At June 30, 2012, the fair value of our interest rate cap was in an asset position of $2 thousand.

The fair value of the aluminium hedges and interest rate cap are classified in the accompanying consolidated balance sheets as follows:

		June 30, 2012	December 31, 2011
		(in thousands)
Derivatives in a net asset (liability) position	Balance Sheet Location
Interest rate cap	Other Current Assets	2	28
Aluminum forward contracts	Accrued Liabilities	405	254

The following represents the gains (losses) on derivative financial instruments for the three and six months ended June 30, 2012, and July 2, 2011, and their classifications within the accompanying condensed consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	June 30,	July 2,		June 30,	July 2,
	2012	2011		2012	2011
Aluminum contracts	$(463)	$(65)	Cost of sales	$(37)	$285

			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
				Three Months Ended
				June 30,	July 2,
				2012	2011
Aluminum contracts			Other income or other expense	$(50)	$(41)

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended			Six Months Ended
	June 30,	July 2,		June 30,	July 2,
	2012	2011		2012	2011
Aluminum contracts	$(212)	$194	Cost of sales	$(62)	$377

			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
				Six Months Ended
				June 30,	July 2,
				2012	2011
Aluminum contracts			Other income or other expense	$(50)	—

NOTE 13:	FAIR VALUE

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

The accounting guidance concerning fair value allows the Company to elect to measure financial instruments at fair value and report the changes in fair value through the consolidated statements of comprehensive income (loss). This election can only be made at certain specified dates and is irrevocable once made. The Company does not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather makes the election on an instrument-by-instrument basis as they are acquired or incurred.

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation:

	Fair Value Measurements at Reporting Date
	of Net Asset Using:
Description	June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Aluminum forward contracts	$(405)	$—	$(405)	$—
Interest rate cap	2	—	2	—

Derivative financial instruments, net liability	$(403)	$—	$(403)	$—

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Aluminum forward contracts	$(254)	$—	$(254)	$—
Interest rate cap	28	—	28	—

Derivative financial instruments, net liability	$(226)	$—	$(226)	$—

The following is a description of the methods and assumptions used to estimate the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis, as well as the basis for classifying these assets and liabilities as Level 2.

Aluminum forward contracts identical to those held by us trade on the London Metal Exchange (“LME”). The LME provides a transparent forum and is the world's largest center for the trading of futures contracts for non-ferrous metals. The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle. Based on this high degree of volume and liquidity in the LME, we believe the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time represents a contract's exit price to be used for purposes of determining fair value.

Interest rate cap contracts identical to that held by us are sold by financial institutions. The valuation price at any measurement date for a contract with identical terms, exercise price, the expiration date, the settlement date, and notional quantities, as the one we hold, is used for determining the fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2012, and December 31, 2011, respectively (in thousands):

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets and liabilities
Cash and cash equivalents	$15,699	$15,699	$10,940	$10,940
Accounts receivable, net	17,099	17,099	13,830	13,830
Accounts payable and accrued liabilities	15,943	15,943	12,706	12,706
Current portion of long-term debt	—	—	—	—
Long-term debt	43,500	43,065	45,500	45,500

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

We believe that, based on the number of employees hired to date and our plans for future hiring, as well as the completion of other terms noted above, we have reasonable assurance that a substantial majority of the grant will be retained on December 1, 2015. Due to the existence of the performance obligations extending over a 5-year period, we recognize the reasonably assured portion of the grant over the life of the agreement as an offset to the payroll of the employees hired, which is included in cost of goods sold. This amount is expected to result in an immaterial amount recognized each quarter through December 1, 2015. As of June 30, 2012, and July 2, 2011, the deferred portion of the $0.6 million grant has been classified as $0.1 million and $0.1 million in accounts payable and accrued liabilities, respectively, and $0.4 million and $0.5 million in other liabilities, respectively, within the accompanying condensed consolidated balance sheets.

NOTE 15.	ASSETS HELD FOR SALE

In the second quarter of 2012, we entered into an agreement to list the Salisbury, North Carolina facility for sale with an agent, and it is expected to sell within one year. The estimated sale price, less cost to sell, is expected to be above the current carrying cost of the facility. This facility’s carrying value was $5.3 million as of June 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our most recent Form 10-K annual report as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Special Note Regarding Forward-Looking Statements

From time to time, we have made or will make forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal”, “objective”, “plan”, “expect”, “anticipate”, “intend”, “project”, “believe”, “estimate”, “may”, “could”, or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, results, circumstances or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission and in oral presentations. Forward-looking statements are based on assumptions and by their nature are subject to risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•	Changes in new home starts and home remodeling trends

•	The economy in the U.S. generally or in Florida where the substantial portion of our sales are generated

•	Raw material prices, especially aluminum

•	Transportation costs

•	Level of indebtedness

•	Dependence on our WinGuard branded product lines

•	Product liability and warranty claims

•	Federal and state regulations

•	Dependence on our manufacturing facilities

•	The controlling interest of JLL Partners Fund IV, L.P.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making any investment decision, you should carefully consider all risks and uncertainties disclosed in all our SEC filings, including our reports on Forms 8-K, 10-Q and 10-K and our registration statements under the Securities Act of 1933, as amended, all of which are accessible on the SEC’s website at www.sec.gov and at http://ir.pgtindustries.com/sec.cfm

EXECUTIVE OVERVIEW

Sales and Operations

On August 1, 2012, we issued a press release and held a conference call on August 2, 2012, to review the results of operations for the three months and six months ended June 30, 2012. During the call, we also discussed current market conditions and progress made regarding certain business initiatives and our plant consolidation. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks. We are neither updating nor confirming that information.

The second quarter of 2012 continued our upward trend. We again had a successful quarter in which we increased sales almost 3% over prior year, generated cash from operations of $3.4 million, and made an optional prepayment of $2.0 million on our long term debt which reduced our debt to $43.5 million. Net income for the second quarter 2012 of $3.7 million compared to a $5.0 million loss in the second quarter of 2011. The second quarter of 2011 included $1.4 million for consolidation expenses, $3.4 million of manufacturing inefficiencies, and $0.4 million of deferred financing cost write off. This achievement, after the completion of the consolidation in 2011 is the direct result of the significant efforts of our employees and our dealers.

The consolidation is complete and has proved successful, both in fixed cost savings as well as operational improvement. In terms of fixed costs, in 2011 we realized a savings of $1.5 million in each of the third and fourth quarters. In the first and second quarters of 2012, we realized savings of $1.6 million and $1.5 million, respectively. The annual savings from the consolidation was $6.1 million. Combining with consolidation fixed cost reductions, operational improvements (including significant reduction in scrap and improved shipping schedules) have contributed to a gross margin of 35.5% compared to an adjusted gross margin of 29.9% in the second quarter of 2011. This percent is the highest since 2008.

WinGuard new construction sales increased 28% compared to last year and repair & remodeling sales increased 9% over prior year. These areas of growth reflect improving market conditions, including increased housing starts, mainly in the Southwest region of Florida, and targeted efforts to increase share throughout Florida. We did experience lower sales of $0.6 million in non-impact product sales and $0.9 million in our Architectural Systems sales, due mainly to the completion of a large condo retrofit project in 2011.

Selling, general and administrative expenses decreased $0.4 million, or 0.3%, after adjusting for consolidation costs from the prior year. This was driven by consolidation savings of $1.0 million, reduced service cost of $0.2 million, offset with $0.8 million of employee related costs. Leading these savings is our distribution department which has reduced costs by 29.4% by streamlining routes, increasing tractor utilization, and generally improving efficiency.

While we are pleased with the progress made in our second quarter and first six months, we believe additional opportunities exist to lower operational costs and leverage them with incremental sales. We anticipate making investments to generate sales growth and take market share, particularly in our Southeast and Southwest Florida markets. This will include targeted advertising and promotional activity designed to remind everyone that we deliver high quality products, on-time, with exceptional service before, during and after the sale.

Performance Summary

The following table presents financial data derived from our unaudited consolidated statements of comprehensive income (loss) as a percentage of total net sales for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		July 2,		June 30,		July 2,
	2012		2011		2012		2011
	(unaudited)				(unaudited)
Net sales	$46,486	100.0%	$45,171	100.0%	$84,586	100.0%	$85,816	100.0%
Cost of sales	30,005	64.5%	36,195	80.1%	56,170	66.4%	68,582	79.9%

Gross margin	16,481	35.5%	8,976	19.9%	28,416	33.6%	17,234	20.1%
Selling, general and administrative expenses	11,906	25.6%	12,502	27.7%	23,613	27.9%	25,468	29.7%

Income (loss) from operations	4,575	9.8%	(3,526)	-7.8%	4,803	5.7%	(8,234)	-9.6%
Interest expense, net	939	2.0%	1,050	2.3%	1,797	2.1%	2,173	2.5%
Other expense (income), net	(122)	-0.3%	461	1.0%	(100)	-0.1%	419	0.5%

Income (loss) before income taxes	3,758	8.1%	(5,037)	-11.2%	3,106	3.7%	(10,826)	-12.6%
Income tax expense	68	0.1%	—	0.0%	68	0.1%	—	0.0%

Net income (loss)	$3,690	7.9%	$(5,037)	-11.2%	$3,038	3.6%	$(10,826)	-12.6%

The following table represents total sales by product category for the three months ended June 30, 2012, and July 2, 2011:

	Three Months Ended
	June 30, 2012		July 2, 2011
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Window and Door Products	$34.6	74.4%	$32.7	72.3%	5.8%
Other Window and Door Products	11.9	25.6%	12.5	27.7%	(4.8%)

Total net sales	$46.5	100.0%	$45.2	100.0%	2.9%

Net sales of impact window and door products, which includes our WinGuard, PremierVue and Architectural Systems product lines, were $34.6 million for the second quarter of 2012, an increase of $1.9 million, or 5.8%, from $32.7 million in net sales for the 2011 second quarter. The increase was due mainly to an increase of $2.0 million, or 8.4%, in Aluminum WinGuard and $1.3 million, or 28.1%, increase in Vinyl WinGuard. Offsetting these increases was a decrease in our PremierVue line of $0.6 million, or 25.7%. Also decreasing is Architectural Systems of $0.9 million, or 62.8%, from the completion of a large condo retrofit project in 2011. WinGuard product sales represented 70% and 63% of our net sales for the first quarter of 2012 and 2011, respectively.

Net sales of other window and door products were $11.9 million for the second quarter of 2012, a decrease of $0.6 million, or 4.8%, from $12.5 million in net sales for the 2011 second quarter. This decrease was due mainly to a decrease in sales of our non-impact aluminum products of $0.5 million and non-impact vinyl products, whose sales were down $0.3 million, as a result of our decision to concentrate our sales efforts on Florida, international, and certain coastal markets, offset with a $0.3 million increase in our EzeBreeze products.

Gross margin

Gross margin was $16.5 million, or 35.5% of sales, for the second quarter of 2012, an increase of $7.5 million, or 83.9%, from $9.0 million, or 19.9% of sales, for the second quarter of 2011. The 2011 second quarter margin was impacted by $1.1 million in consolidation costs and $3.4 million of manufacturing inefficiencies. Adjusting for these charges, 2011 gross margin was 29.9%. The 5.6% increase from 2011 adjusted gross margin was driven by improved operating efficiency and lower scrap (4.0%), an increase from consolidation savings (1.2%), an increase from lower cost of materials (0.5%), and an increase based on volume (0.2%), offset by the impact of promotional activity (0.3%).

Selling, general and administrative expenses

Selling, general and administrative expenses were $11.9 million for the second quarter of 2012, a decrease of $0.6 million from $12.5 million for the second quarter of 2011. The second quarter of 2011 included $0.2 million of consolidation charges. Adjusting for these charges, the 2012 decrease was $0.4 million. This was driven by consolidation savings of $1.0 million, reduced service cost of $0.2 million, offset by $0.8 million of employee related costs. Leading these savings is our distribution department which has reduced costs by 29.4% by streamlining routes, increasing tractor utilization, and generally improving efficiency.

Interest expense, net

Interest expense, net was $0.9 million in the second quarter of 2012, a decrease of $0.2 million from $1.1 million for the second quarter of 2011. The decrease was due to a lower debt level outstanding during the second quarter and the effect of the lower interest rate associated with the new credit agreement.

Other expense (income), net

There was other income of $0.1 million in the second quarter of 2012 compared to other expense of $0.5 million in the second quarter of 2011. The amount in 2012 relates to the sale of an asset offset by changes in the fair value of our interest rate cap and non-effective aluminum hedges, and the amount in 2011 resulted from $0.4 million of deferred financing costs in connection with our refinancing that closed in the second quarter of 2011 and the ineffective portions of aluminum hedges.

Income tax expense

The Company’s tax rate is lower than the statutory rate in the second quarter of 2012 as the Company released a portion of its deferred tax asset valuation allowance to offset its regular tax expense. The $0.1 million of tax expense included in the statement of operations for the second quarter represents the Company’s alternative minimum tax obligation. For the second quarter of 2011, the Company fully reserved all tax assets and did not recognize any tax benefit.

The following table represents total sales by product category for the six months ended June 30, 2012, and July 2, 2011:

	Six Months Ended
	June 30, 2012		July 2, 2011
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Window and Door Products	$61.9	73.2%	$61.4	71.6%	0.8%
Other Window and Door Products	22.7	26.8%	24.4	28.4%	(7.0%)

Total net sales	$84.6	100.0%	$85.8	100.0%	(1.4%)

Net sales of impact window and door products, which includes our WinGuard, PremierVue and Architectural Systems product lines, were $61.9 million for the first six months of 2012, an increase of $0.5 million, or 0.8%, from $61.4 million in net sales for the 2011 first six months. The increase was due mainly to an increase of $0.9 million, or 1.8%, in Aluminum WinGuard and a $1.5 million, or 17.0% increase in Vinyl WinGuard. Offsetting these increases was a decrease in our Architectural Systems sales of $1.9 million, or 68.0% from the completion of a large condo retrofit project for 2011. WinGuard product sales represented 68% and 64% of our net sales for the first six months of 2012 and 2011, respectively.

Net sales of other window and door products were $22.7 million for the first six months of 2012, a decrease of $1.7 million, or 7.0%, from $24.4 million in net sales for the first six months of 2011. This decrease was due mainly to a decrease in sales of our aluminum products of $0.9 million and non-impact vinyl, whose sales were down $1.4 million, as a result of our decision to concentrate our sales efforts on Florida, international, and certain coastal markets. This was offset by a $0.5 million increase in our EzeBreeze products.

Gross margin

Gross margin was $28.4 million, or 33.6% of sales, for the first six months of 2012, an increase of $11.2 million, or 65.0%, from $17.2 million, or 20.1% of sales, for the first six months of 2011. The 2011 first six months was impacted by $3.3 million in consolidation costs and $3.4 million of manufacturing inefficiencies. Adjusting for these charges, 2011 gross margin was 27.8%. The 5.8% increase from 2011 adjusted gross margin was driven by improved operating efficiency and lower scrap (3.3%), an increase from consolidation savings (1.5%), an increase from lower cost of materials and product mix (1.1%), offset by a decrease of (0.1%) based on volume.

Selling, general and administrative expenses

Selling, general and administrative expenses were $23.6 million for the first six months of 2012, a decrease of $1.8 million from $25.5 million for the first six months of 2011. The first six months of 2011 included $0.7 million of consolidation charges. Adjusting for these charges, the 2012 decrease was $1.1 million. This was driven by consolidation savings of $2.1 million offset by an increase of $1.5 million of employee related costs.

Interest expense, net

Interest expense, net was $1.8 million in the first six months of 2012, a decrease of $0.4 million from $2.2 million for the first six months of 2011. The decrease was due to a lower debt level outstanding during the first six months of 2012 and the effect of the lower interest rate associated with the new credit agreement.

Other expense (income), net

There was other income of $0.1 million in the first six months of 2012 compared to other expense of $0.4 million in the first six months of 2011. The amount in 2012 relates to the sale of an asset offset by changes in the fair value of our interest rate cap and ineffective aluminum hedges, and the amount in 2011 relates to $0.4 million of deferred financing costs in connection with our refinancing that closed in the second quarter of 2011 and the ineffective portions of aluminum hedges.

Income tax expense

The Company’s tax rate is lower than the statutory rate in the first six months of 2012 as the Company released a portion of its deferred tax asset valuation allowance to offset its regular tax expense. The $0.1 million of tax expense included in the statement of operations for the six months ended represents the Company’s alternative minimum tax obligation. For the first six months of 2011, the Company fully reserved all tax assets and did not recognize any tax benefit.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated by operations, supplemented by borrowings under our credit facilities. This cash generating capability provides us with financial flexibility in meeting operating and investing needs. Our primary capital requirements are to fund working capital needs, meet required debt service payments on our credit facilities, and fund capital expenditures.

Consolidated Cash Flows

Operating activities. Cash generated by operating activities was $8.9 million for the first six months of 2012 compared to cash used of $8.7 million in the first six months of 2011. This increase in cash is mainly due to the effect of improved operating efficiencies, lower scrap, consolidation related cash outflows in 2011 and payments to vendors. More specifically, personnel related disbursements, which included consolidation related expenses and employee benefits earned in 2010 were $11.8 million greater in 2011 than in 2012. Disbursements to vendors were lower in the first six months of 2012 by $5.5 million compared to 2011, due mostly to the reduction of scrap.

Direct cash flows from operations for the first half of 2012 and 2011 are as follows:

	Direct Cash Flows
	Six Months Ended
	June 30,	July 2,
(in millions)	2012	2011
Collections from customers	$83.0	$82.2
Other collections of cash	1.0	1.9
Disbursements to vendors	(48.5)	(54.0)
Personnel related disbursements	(25.1)	(37.0)
Debt service costs (interest)	(1.5)	(1.8)

Cash provided (used in) operations	$8.9	$(8.7)

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 34 days at June 30, 2012, compared to 41 days at July 2, 2011.

Inventory on hand as of June 30, 2012, increased $0.3 million compared to July 2, 2011. Inventory turns during the first six months of 2012 decreased to 9.8 from 11.5 for the first six months of 2011.

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

Investing activities. Cash used for investing activities was $2.1 million for the first half of 2012, compared to cash used for investing activities of $1.2 million for the first six months of 2011. The increase of $0.9 million in cash used in investing activities was due to $0.7 million higher capital spending for 2012 and lower proceeds from the sale of assets of $0.4 million, offset by less cash used by our margin account for the derivatives of 2012.

Financing activities. Cash used in financing activities was $2.1 million in the first six months of 2012, due to $2.0 million payment of debt and $0.1 million of capital lease payments. Cash used in financing activities was $4.4 million in the first six months of 2011, including $2.0 million in debt prepayment and $2.4 million debt financing costs associated with the refinancing completed in 2011.

Debt Covenant. In accordance with the Credit Agreement (defined below) we are required to maintain certain financial covenants, the most restrictive of which is a maximum ratio of Total Funded Debt to Consolidated EBITDA for the trailing four quarters. This maximum ratio decreases during the term of the agreement from 4.5X to 2.0X through April 2016. Consolidated EBITDA as defined in the agreement is determined as follows: Consolidated net income/(loss) plus interest expense (net of interest income), income taxes, depreciation, amortization, as well as other non-recurring items such as restructuring charges, plant consolidation costs, manufacturing inefficiencies incurred in connection with the plant consolidation, and non-cash stock compensation. We closely monitor compliance with our various debt covenants. As of June 30, 2012, we were in compliance and expect to be in the future.

Capital Resources. On June 23, 2011, PGT Industries, Inc. entered into a credit agreement (the “Credit Agreement”) with three lenders; General Electric Capital Corporation, GE Capital Financial, Inc., and SunTrust Bank. The Credit Agreement provides for a $15.0 million revolving credit facility, a $48.0 million term loan facility, and an uncommitted incremental facility in an amount of up to $25.0 million. The revolving credit facility commitment and the term loans under the Credit Agreement will mature five years from the date of the execution of the Credit Agreement. As of June 30, 2012, there were $1.6 million of letters of credit outstanding and $13.4 million available on the revolver.

The Credit Agreement imposes certain restrictions on us, including restrictions on our ability to: incur debt or provide guarantees; grant or suffer to exist liens; sell certain material assets; pay dividends or make other distributions in respect of capital stock; prepay certain indebtedness, make loans, advances, investments and acquisitions; change our line of business; engage in affiliate transactions; consummate mergers, consolidations or other fundamental transactions; and enter into agreements with negative pledge clauses. The Credit Agreement also requires us to maintain certain minimum interest coverage ratios and maximum leverage ratios, which are tested at the end of each fiscal quarter. We were in compliance with all covenants as of June 30, 2012.

PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents, and such guarantee is secured by a lien on substantially all of the assets of our wholly owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

Contractual future maturities of long-term debt as of June 30, 2012, are as follows (in millions):

Remainder of 2012	$—
2013	0.3
2014	2.4
2015	3.0
2016	37.8

Total	$43.5

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first six months of 2012, capital expenditures were $2.4 million, compared to $1.7 million for the first six months of 2011. We expect to spend nearly $4.9 million on capital expenditures in 2012, including capital expenditures related to a new enterprise resource planning (“ERP”) system. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

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

Contractual Obligations

Other than the new ERP system as described in “Capital Expenditures” above, whose contractual obligation is limited to $0.3 million, no significant changes to our “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K annual report for year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 15, 2012.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 15, 2012. There have been no changes to our critical accounting policies during the first six months of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge interest rate fluctuation associated with our debt. We entered into aluminum hedging instruments that settle at various times through December 2013 and cover approximately 51% of our anticipated need through December 2013 at an average price of $2,094 per metric ton. For forward contracts for the purchase of aluminum on June 30, 2012, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contacts of aluminum by $0.7 million.

This calculation utilizes our actual commitment of 7.0 million pounds under contract (to be settled throughout December 2013) and the market price of aluminum as of June 30, 2012, which was approximately $1,834 per metric ton.

On August 8, 2011, we entered into a two year interest rate cap to offset the interest rate fluctuation associated with 50% of our initial outstanding debt. We are exposed to changes in the LIBOR rate should they increase over our floor established in the Credit Agreement of 1.25%. The cap indexes to quarterly LIBOR with a notional amount of $24.0 million, based on a strike rate of 1.25% payable quarterly, which will effectively fix our LIBOR rate at a maximum of 1.25% for that amount of debt. Changes in the intrinsic value of the cap are expected to offset the changes in cash flow (changes in interest payments) attributable to fluctuations in interest rates above 1.25%. This interest rate cap was not designated as a hedge; therefore, changes in the fair value and changes in intrinsic value are included in the current period earnings as other expense (income), net in the consolidated statements of comprehensive income (loss). Based on our debt outstanding at June 30, 2012, of $43.5 million, of which $24.0 million is covered by our interest rate cap, a 1% increase in interest rates above our interest rate floor established in the Credit Agreement would result in approximately $0.2 million of additional interest expense annually.

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning System ("ERP System”). We expect to continue this implementation in phases over the course of the next twelve to fifteen months. The implementation of this ERP System has effected and will continue to effect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Form 10-K annual report for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

During the second quarter of fiscal year 2012, we started the implementation of our new ERP System. In order to maintain our leadership position in the market and efficiently process increased business volume, we are making a significant upgrade to our computer hardware, software and our ERP System. Should we be unable to continue to fund the completion of this upgrade, or should the ERP System upgrade be unsuccessful or take longer to implement than anticipated, our ability to maintain and grow the business could be hindered, and our operations and financial results could be adversely impacted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following items are attached or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the
Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010 ,
Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

10.1	Credit Agreement between PGT, Inc., PGT Industries, Inc., General Electric Capital Corporation, as administrative agent, collateral agent, swing line lender, L/C issuer and lender, GE Capital Markets, Inc. and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and bookrunners, and SunTrust Bank, as syndication agent, L/C issuer, and lender, and the other lender named therein, dated as of June 23, 2011 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 23, 2011 filed with the Securities and Exchange Commission on June 23, 2011, Registration No. 000-52059.

10.2	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.3	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, David B. McCutcheon, and Todd Antonelli (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.4	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-5205

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: August 3, 2012	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: August 3, 2012	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer