Form 10-Q
period 2012-09-29
PGT, Inc.
filed 2012-11-02
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Common Stock, $0.01 par value 53,697,189 shares, as of October 31, 2012.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(unaudited)		(unaudited)
Net sales	$44,743	$45,751	$129,329	$131,567
Cost of sales	29,501	32,836	85,670	101,418

Gross margin	15,242	12,915	43,659	30,149

Selling, general and administrative expenses	11,592	11,524	35,206	36,992

Income (loss) from operations	3,650	1,391	8,453	(6,843)
Interest expense, net	878	1,114	2,675	3,287
Other (income)/expense, net	(10)	36	(110)	455

Income (loss) before income taxes	2,782	241	5,888	(10,585)

Income tax expense	60	—	128	—

Net income (loss)	$2,722	$241	$5,760	$(10,585)

Net income (loss) per common share:
Basic	$0.05	$0.00	$0.11	$(0.20)

Diluted	$0.05	$0.00	$0.11	$(0.20)

Weighted average shares outstanding:
Basic	53,686	53,659	53,674	53,658

Diluted	56,054	53,962	54,475	53,658

Comprehensive income (loss)	$3,203	$(6)	$6,140	$(11,015)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	September 29, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,672	$10,940
Accounts receivable, net	16,439	13,830
Inventories	11,686	11,602
Prepaid expenses	963	871
Assets held for sale	5,259	—
Other current assets	3,099	2,871

Total current assets	57,118	40,114

Property, plant and equipment, net	41,945	48,606
Intangible assets, net	46,953	51,830
Other assets, net	1,518	2,285

Total assets	$147,534	$142,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,822	$12,706
Current portion of long-term debt and capital lease obligations	—	50

Total current liabilities	15,822	12,756

Long-term debt	40,500	45,500
Deferred income taxes	15,041	15,041
Other liabilities	1,581	2,176

Total liabilities	72,944	75,473

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 53,697 and 53,670 shares issued and 53,697 and 53,659 shares outstanding at September 29, 2012, and December 31, 2011, respectively	537	537
Additional paid-in-capital, net of treasury stock	273,899	272,811
Accumulated other comprehensive loss	(1,418)	(1,798)
Accumulated deficit	(198,428)	(204,188)

Total shareholders’ equity	74,590	67,362

Total liabilities and shareholders’ equity	$147,534	$142,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 29, 2012	October 1, 2011
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$5,760	$(10,585)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,384	5,912
Amortization	4,877	4,877
Provision for allowances of doubtful accounts	29	656
Amortization and write off of deferred financing costs	623	1,082
Stock-based compensation	1,046	1,428
Derivative financial instruments	42	36
(Gain) on disposal of assets	(291)	(109)
Change in operating assets and liabilities:
Accounts receivable	(2,995)	(4,594)
Inventories	(84)	(1,573)
Prepaid and other assets	(40)	(126)
Accounts payable, accrued and other liabilities	3,080	(1,553)

Net cash provided by (used in) operating activities	16,431	(4,549)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,145)	(2,684)
Proceeds from sales of assets	454	667
Net change in margin account for derivative financial instruments	—	6

Net cash used in investing activities	(2,691)	(2,011)

Cash flows from financing activities:
Payments of long-term debt	(5,000)	(52,500)
Proceeds from issuance of long-term debt	—	48,000
Payments of financing costs	—	(3,012)
Exercise of stock options	42	—
Payments of capital leases	(50)	(84)

Net cash used in financing activities	(5,008)	(7,596)

Net increase (decrease) in cash and cash equivalents	8,732	(14,156)
Cash and cash equivalents at beginning of period	10,940	22,012

Cash and cash equivalents at end of period	$19,672	$7,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc. (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended September 29, 2012, and October 1, 2011, consisted of 13 weeks.

The condensed consolidated balance sheet as of December 31, 2011, is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 31, 2011, and the unaudited condensed consolidated financial statements as of and for the period ended September 29, 2012, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s most recent Form 10- K annual report. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2. CONSOLIDATION

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida plant. All operations were moved by the end of the third quarter of 2011. As a result of this consolidation, in the three months ended October 1, 2011, we recorded consolidation charges of $0.1 million of moving expenses which were classified within cost of goods sold in the accompanying condensed consolidated statement of comprehensive income (loss) for the three months ended October 1, 2011. For the nine months ended October 1, 2011, we recorded consolidation charges of $4.1 million, which includes $1.3 million of severance expense and $2.8 million of moving expenses. The classification of charges were $3.4 million within cost of goods sold, and the remaining $0.7 million within selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss) for the nine months ended October 1, 2011. There was no unpaid severance as of September 29, 2012.

The following table provides information with respect to our accrual for consolidation (in thousands):

Consolidation	Beginning of Period	Charged to Expense	Disbursed in Cash	End of Period
Three months ended October 1, 2011:	$128	$—	$(53)	$75
Nine months ended October 1, 2011:	$1,812	$1,294	$(3,031)	$75

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

The following provides information with respect to our warranty accrual (in thousands):

Accrued Warranty	Beginning of Period	Charged Expense	Adjustments	Settlements	End of Period
Three months ended September 29, 2012	$4,313	$783	$(235)	$(786)	$4,075
Three months ended October 1, 2011	$4,262	$906	$153	$(882)	$4,439

Nine months ended September 29, 2012	$4,406	$2,476	$(319)	$(2,488)	$4,075
Nine months ended October 1, 2011	$4,326	$2,528	$30	$(2,445)	$4,439

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

	September 29, 2012	December 31, 2011
	(in thousands)
Raw materials	$9,892	$10,543
Work in progress	276	335
Finished goods	1,518	724

	$11,686	$11,602

NOTE 5. STOCK COMPENSATION EXPENSE

We record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.3 million for the third quarter of 2012 and $0.4 million for the third quarter of 2011. We recorded compensation expense for stock based awards of $1.0 million for the first nine months of 2012 and $1.4 million for the first nine months of 2011. As of September 29, 2012, and October 1, 2011, there was $1.6 million and $2.0 million, respectively, of total unrecognized compensation cost related to non-vested stock option agreements. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.8 years.

New Issuances

In May and August 2012, we issued options on 643,390 and 30,000 shares of common stock, respectively, to certain directors, an executive, and certain non-executive employees of the Company. These stock options expire ten years after the date of grant and generally vest and may be exercised in cumulative installments of one third of the shares on each of the first three years following the date of grant. The weighted average exercise price was $2.42 and the total fair value of the options at issuance was $0.9 million.

Exercise

In the third quarter, there were 27,054 options exercised at a weighted average exercise price of $1.56.

NOTE 6. NET INCOME (LOSS) PER COMMON SHARE

Basic EPS is determined using the two-class method and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Our weighted average shares outstanding for the three months ended September 29, 2012, and October 1, 2011, excludes underlying options of 437,455, and 5,510,593, respectively, because their effects were anti-dilutive. Our weighted average shares outstanding for the nine months ended September 29, 2012, and October 1, 2011, excludes underlying options of 396,529, and 5,201,823, respectively, because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(in thousands, except per share amounts)
Net income (loss)	$2,722	$241	$5,760	$(10,585)

Weighted-average common shares - Basic	53,686	53,659	53,674	53,658
Add: Dilutive effect of stock compensation plans	2,368	303	801	—

Weighted-average common shares - Diluted	56,054	53,962	54,475	53,658

Net income (loss) per common share:
Basic	$0.05	$0.00	$0.11	$(0.20)

Diluted	$0.05	$0.00	$0.11	$(0.20)

NOTE 7. INTANGIBLE ASSETS

Intangible assets are as follows:

	September 29, 2012	December 31, 2011	Original Useful Life (in years)
	(in thousands)
Intangible assets:
Trade names	$38,441	$38,441	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(48,309)	(44,131)

Subtotal	7,391	11,569

Hurricane intellectual assets	2,797	2,797	3
Less: Accumulated amortization	(1,676)	(977)

Subtotal	1,121	1,820

Intangible assets, net	$46,953	$51,830

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

No impairment test was conducted as of September 29, 2012, because no impairment indicators were identified that require us to perform this test prior to our annual test at December 29, 2012. We will continue to monitor and evaluate potential impairment indicators.

Amortizable Intangible Assets

We perform an impairment test on our amortizable intangible assets anytime that impairment indicators exist. Such assets include our customer relationships asset and the intellectual property assets acquired upon exercise of the option to purchase the Hurricane Window and Door Technology assets in December 2010, which underlie our PremierVue product line. No such impairment indicators were identified as of September 29, 2012. We will continue to monitor and evaluate potential impairment indicators.

NOTE 8. LONG-TERM DEBT

On June 23, 2011, PGT Industries, Inc. entered into a credit agreement (the “Credit Agreement”) with three lenders; General Electric Capital Corporation, GE Capital Financial, Inc., and SunTrust Bank. The Credit Agreement provides for a $15.0 million revolving credit facility, a $48.0 million term loan facility, and an uncommitted incremental facility in an amount of up to $25.0 million. The revolving credit facility commitment and the term loans under the Credit Agreement will mature five years from the date of the execution of the Credit Agreement. As of September 29, 2012, there were $1.6 million of letters of credit outstanding and $13.4 million available on the revolver.

The Credit Agreement imposes certain restrictions on us, including restrictions on our ability to: incur debt or provide guarantees; grant or suffer to exist liens; sell certain material assets; pay dividends or make other distributions in respect of capital stock; prepay certain indebtedness, make loans, advances, investments and acquisitions; change our line of business; engage in affiliate transactions; consummate mergers, consolidations or other fundamental transactions; and enter into agreements with negative pledge clauses. The Credit Agreement also requires us to maintain certain minimum interest coverage ratios and maximum leverage ratios, which are tested at the end of each fiscal quarter. We were in compliance with all covenants as of September 29, 2012.

PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents, and such guarantee is secured by a lien on substantially all of the assets of our wholly owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

During 2012, an optional prepayment of $2.0 million was made in June 2012 and another optional prepayment $3.0 million was paid in August 2012. Accordingly, no mandatory payments are required until April 2015. Contractual future maturities of long-term debt as of September 29, 2012, are as follows (in millions):

Remainder of 2012	$—
2013	—
2014	—
2015	2.7
2016	37.8

Total	$40.5

On Thursday, November 1, 2012, we made an additional optional payment of $3.0 million, which reduced our gross debt to $37.5 million at that time.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the components of accumulated other comprehensive income (loss) for the three and nine months ended September 29, 2012, and October 1, 2011 (in thousands):

	Aluminum Forward Contracts	Valuation Allowance	Total
Balance at June 30, 2012	$(2,032)	$133	$(1,899)
Changes in fair value	341	—	341
Reclassification to earnings	140	—	140
Tax effect	(187)	187	—

Balance at September 29, 2012	$(1,738)	$320	$(1,418)

	Aluminum Forward Contracts	Valuation Allowance	Total
Balance at July 2, 2011	$(1,741)	$315	$(1,426)
Changes in fair value	(204)	—	(204)
Reclassification to earnings	(44)	—	(44)
Tax effect	95	(95)	—

Balance at October 1, 2011	$(1,894)	$220	$(1,674)

	Aluminum Forward Contracts	Valuation Allowance	Total
Balance at December 31, 2011	$(1,970)	$172	$(1,798)
Changes in fair value	129	—	129
Reclassification to earnings	251	—	251
Tax effect	(148)	148	—

Balance at September 29, 2012	$(1,738)	$320	$(1,418)

	Aluminum Forward Contracts	Valuation Allowance	Total
Balance at January 1, 2011	$(1,631)	$388	$(1,243)
Changes in fair value	(11)	—	(11)
Reclassification to earnings	(420)	—	(420)
Tax effect	168	(168)	—

Balance at October 1, 2011	$(1,894)	$220	$(1,674)

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

NOTE 11. INCOME TAXES

Our tax rate is lower than the statutory rate in the three and nine months ended September 29, 2012, as we released a portion of our deferred tax asset valuation allowance to offset our regular tax expense. The $0.1 million of tax expense included in the statement of operations for the three and nine months ended September 29, 2012, represents our expected alternative minimum tax obligation. For the three and nine months ended October 1, 2011, we fully reserved all tax assets and did not recognize any tax benefit.

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

At September 29, 2012, the fair value of our aluminum forward contracts was in a net asset position of $0.1 million. We had 33 outstanding forward contracts for the purchase of 5.2 million pounds of aluminum, approximately 45% of our anticipated needs through December 2013, at an average price of $0.95 per pound with maturity dates of between less than one month and fifteen months. We assessed the risk of non-performance of the counter-party to these contracts and recorded an immaterial adjustment to fair value as of September 29, 2012. When margin calls are required, we net cash collateral from payments of margin calls on deposit with our commodities broker against the liability position of open contracts for the purchase of aluminum on a first-in, first-out basis. For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

Our aluminum hedges qualify as highly effective for reporting purposes and qualify for hedge accounting. For the three and nine months ended September 29, 2012, and October 1, 2011, the ineffective portion of the hedging instruments was not significant. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income, and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. For the three and nine months ended September 29, 2012, and October 1, 2011, no amounts were reclassified to earnings as a result of the discontinuance of a cash flow hedge because it was probable that the original forecasted transaction would not occur. The ending accumulated balance related to the fair value of the aluminum forward contracts included in accumulated other comprehensive income, net of tax, is $0.1 million as of September 29, 2012, all of which is expected to be reclassified into earnings over the next 15 months.

Derivative Financial Instruments – Interest Rate Contract

On August 8, 2011, we entered into a two year interest rate cap to offset the interest rate fluctuation associated with 50% of our initial outstanding long term debt. We are exposed to changes in the LIBOR rate, should it increase over our floor established in the Credit Agreement of 1.25%. The cap indexes to quarterly LIBOR with a notional amount of $24 million, based on a strike rate of 1.25% payable quarterly, which will effectively fix our LIBOR rate at a maximum of 1.25% for that amount of debt. Changes in the intrinsic value of the cap are expected to offset the changes in cash flow (changes in interest payments) attributable to fluctuations in interest rates above 1.25%. This interest rate cap was not designated as a hedge; therefore, changes in the fair value and changes in intrinsic value are and will be included in the current period earnings as Other expense (income), net in the consolidated statements of comprehensive income (loss). At September 29, 2012, the fair value of our interest rate cap was negligible.

The fair value of the aluminium hedges and interest rate cap are classified in the accompanying consolidated balance sheets as follows (in thousands):

		September 29, 2012	December 31, 2011
Derivatives in a net asset (liability) position	Balance Sheet Location
Interest rate cap	Other Current Assets	$—	$28
Aluminum forward contracts	Other Current Assets	$79	$—
Aluminum forward contracts	Other Assets	$31	$—
Aluminum forward contracts	Accrued Liabilities	$—	$254

The following represents the gains (losses) on derivative financial instruments for the three and nine months ended September 29, 2012, and October 1, 2011, and their classifications within the accompanying condensed consolidated financial statements (in thousands):

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	September 29, 2012	October 1, 2011		September 29, 2012	October 1, 2011
Aluminum contracts	$341	$(204)	Cost of sales	$(135)	$44

			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended
				September 29, 2012	October 1, 2011
Aluminum contracts			Other income or other expense	$(5)	$—

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011		September 29, 2012	October 1, 2011
Aluminum contracts	$129	$(11)	Cost of sales	$(197)	$420

			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Nine Months Ended
				September 29, 2012	October 1, 2011
Aluminum contracts			Other income or other expense	$(54)	$—

NOTE 13. FAIR VALUE

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

The accounting guidance concerning fair value allows us to elect to measure financial instruments at fair value and report the changes in fair value through the consolidated statements of comprehensive income (loss). This election can only be made at certain specified dates and is irrevocable once made. We do not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather make the election on an instrument-by-instrument basis as they are acquired or incurred.

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Fair Value Measurements at Reporting Date of Net Asset (Liability) Using:
Description	September 29, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Aluminum forward contracts	$110	$—	$110	$—

Derivative financial instruments, net asset	$110	$—	$110	$—

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Aluminum forward contracts	$(254)	$—	$(254)	$—
Interest rate cap	28	—	28	—

Derivative financial instruments, net liability	$(226)	$—	$(226)	$—

The following is a description of the methods and assumptions used to estimate the fair values of our assets and liabilities measured at fair value on a recurring basis, as well as the basis for classifying these assets and liabilities as Level 2.

Aluminum forward contracts identical to those held by us trade on the London Metal Exchange (“LME”). The LME provides a transparent forum and is the world’s largest center for the trading of futures contracts for non-ferrous metals. The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle. Based on this high degree of volume and liquidity in the LME, we believe the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time represents a contract’s exit price to be used for purposes of determining fair value.

Interest rate cap contracts identical to that held by us are sold by financial institutions. The valuation price at any measurement date for a contract with identical terms, exercise price, expiration date, settlement date, and notional quantities, as the one we hold, is used for determining the fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at September 29, 2012, and December 31, 2011, respectively (in thousands):

	September 29, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets and liabilities
Cash and cash equivalents	$19,672	$19,672	$10,940	$10,940
Accounts receivable, net	$16,439	$16,439	$13,830	$13,830
Accounts payable and accrued liabilities	$15,822	$15,822	$12,706	$12,706
Long-term debt	$40,500	$40,095	$45,500	$45,500

The following provides a description of the methods and significant assumptions used in estimating the fair value of our financial instruments that are not measured at fair value on a recurring basis.

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

We believe that, based on the number of employees hired to date and our plans for future hiring, as well as the completion of other terms noted above, we have reasonable assurance that a substantial majority of the grant will be retained on December 1, 2015. Due to the existence of the performance obligations extending over a 5-year period, we recognize the reasonably assured portion of the grant over the life of the agreement as an offset to the payroll of the employees hired, which is included in cost of goods sold. This amount is expected to result in an immaterial amount recognized each quarter through December 1, 2015. As of September 29, 2012, and October 1, 2011, the deferred portion of the $0.6 million grant has been classified as $0.1 million and $0.1 million in accounts payable and accrued liabilities, respectively, and $0.3 million and $0.4 million in other liabilities, respectively, within the accompanying condensed consolidated balance sheets.

NOTE 15. ASSETS HELD FOR SALE

In the second quarter of 2012, we entered into an agreement to list the Salisbury, North Carolina facility for sale with an agent, and it is expected to sell within one year. The estimated sale price, less cost to sell, is expected to be above the current carrying cost of the facility. This facility’s carrying value was $5.3 million as of September 29, 2012.

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

Sales and Operations

On October 31, 2012, we issued a press release, and held a conference call on November 1, 2012, to review the results of operations for the three months and nine months ended September 29, 2012. During the call, we also discussed current market conditions and progress made regarding certain business initiatives. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks. We are neither updating nor confirming that information.

In the third quarter of 2012, we posted net income of $2.7 million, which was a substantial improvement compared to a year ago. This was achieved, despite lower sales by 2.2%, as a result of improved product mix and continued improvement in operational efficiencies. Some of our markets, while still below normal, are showing signs of growth, and we are well positioned to capitalize and gain market share.

During the quarter, WinGuard sales grew 4% over prior year, and represented 73% of the total sales compared to 68% a year ago. Also, targeted promotional activity helped drive our mix improvement and market share gain in certain markets. We did experience lower sales of $1.1 million in PremierVue products, primarily driven by reduction in low margin sales to a particular customer, and $0.6 million in our Architectural Systems products due to the completion of a large condo retrofit project in 2011.

Selling, general and administrative expenses were $11.6 million for the third quarter of 2012, an increase of $0.1 million from $11.5 million for the third quarter of 2011. This was driven by an increase of $0.7 million for employee bonus compensation and 401(k) expenses, and an increase of $0.3 million in advertising costs to assist our efforts to capture market share. This was offset by reduced other employee related expenses of $0.4 million, reduced warranty related costs of $0.3 million driven by improved quality and reduced bad debt expense of $0.2 million.

Our quarter end cash balance was $19.7 million, and we prepaid an additional $3.0 million of outstanding bank debt during the quarter, bringing our gross debt to $40.5 million. During the quarter and the nine months just ended, we generated $7.5 million and $16.4 million in cash from operations, respectively. This shows our financial condition is strong, and we are poised to take advantage of opportunities to drive our brand awareness and drive market share gains. We expect our improved leverage to continue the momentum we have achieved as we grow sales.

During the third quarter, we had success with promotional activity designed to take market share, particularly in our Southeast and Southwest Florida markets. We will continue some of this activity into the fourth quarter, to help offset what is typically an end-of-year slowdown and accordingly expect a slight increase in 2012 annual sales over 2011.

Performance Summary

The following table presents financial data derived from our unaudited consolidated statements of comprehensive income (loss) as a percentage of total net sales for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
	(unaudited)				(unaudited)
Net sales	$44,743	100.0%	$45,751	100.0%	$129,329	100.0%	$131,567	100.0%
Cost of sales	29,501	65.9%	32,836	71.8%	85,670	66.2%	101,418	77.1%

Gross margin	15,242	34.1%	12,915	28.2%	43,659	33.8%	30,149	22.9%

Selling, general and administrative expenses	11,592	25.9%	11,524	25.2%	35,206	27.2%	36,992	28.1%

Income (loss) from operations	3,650	8.2%	1,391	3.0%	8,453	6.5%	(6,843)	-5.2%

Interest expense, net	878	2.0%	1,114	2.4%	2,675	2.1%	3,287	2.5%
Other expense (income), net	(10)	0.0%	36	0.1%	(110)	-0.1%	455	0.3%

Income (loss) before income taxes	2,782	6.2%	241	0.5%	5,888	4.6%	(10,585)	-8.0%

Income tax expense	60	0.1%	—	0.0%	128	0.1%	—	0.0%

Net income (loss)	$2,722	6.1%	$241	0.5%	$5,760	4.5%	$(10,585)	-8.0%

The following table represents total sales by product category for the three months ended September 29, 2012, and October 1, 2011, (sales in millions):

	Three Months Ended
	September 29, 2012		October 1, 2011
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Window and Door Products	$34.2	76.5%	$35.0	76.4%	(2.3%)
Other Window and Door Products	10.5	23.5%	10.8	23.6%	(2.8%)

Total net sales	$44.7	100.0%	$45.8	100.0%	(2.2%)

Net sales of impact window and door products, which include our WinGuard, PremierVue and Architectural Systems product lines, were $34.2 million for the third quarter of 2012, a decrease of $0.8 million, or 2.3%, from $35.0 million in net sales for the 2011 third quarter. The decrease was due mainly to a decrease in our PremierVue line of $1.1 million, or 45.8%, primarily driven by reduction in low margin sales to a particular customer, and a decrease in Architectural Systems of $0.6 million, or 50.8%, from the completion of a large condo retrofit project in 2011. Offsetting this decrease was an increase of $1.1 million, or 21.2%, in Vinyl WinGuard. WinGuard product sales represented 73% and 68% of our net sales for the third quarter of 2012 and 2011, respectively.

Net sales of other window and door products were $10.5 million for the third quarter of 2012, a decrease of $0.3 million, or 2.8%, from $10.8 million in net sales for the 2011 third quarter. This decrease was due mainly to a decrease in sales of our non-impact aluminum products of $0.5 million and non-impact vinyl products, whose sales were down $0.1 million, offset with a $0.4 million increase in our Eze-Breeze products.

Gross margin

Gross margin was $15.2 million, or 34.1% of sales, for the third quarter of 2012, an increase of $2.3 million, or 18.0%, from $12.9 million, or 28.2% of sales, for the third quarter of 2011. The 2011 third quarter margin was negatively impacted by $0.1 million in consolidation costs and $0.6 million of related manufacturing inefficiencies. Adjusting for these charges, 2011 gross margin was 29.9%. The 4.2% increase from 2011 adjusted gross margin was driven by improved material usage (3.3%), lower cost of materials (1.2%), and product mix (1.4%), offset by the impact of promotional activity (1.7%).

Selling, general and administrative expenses

Selling, general and administrative expenses were $11.6 million for the third quarter of 2012, an increase of $0.1 million from $11.5 million for the third quarter of 2011. This was driven by an increase of $0.7 million for employee bonus compensation and 401(k) expenses, and an increase of $0.3 million in advertising costs to assist our efforts to capture market share. This was offset by reduced other employee related expenses of $0.4 million, reduced warranty related costs of $0.3 million driven by improved quality and reduced bad debt expense of $0.2 million.

Interest expense, net

Interest expense, net was $0.9 million in the third quarter of 2012, a decrease of $0.2 million from $1.1 million for the third quarter of 2011. The decrease was due to a lower outstanding debt level during the third quarter and the effect of the lower interest rate associated with the credit agreement and our improved leverage.

Other expense (income), net

Other income, net was less than $0.1 million in the third quarter of 2012, compared to other expense of less than $0.1 million in the third quarter of 2011. The amount in 2012 relates to the sale of an asset offset by changes in the fair value of our interest rate cap and ineffective aluminum hedges, and the amount in 2011 related to the change in the fair value of our interest rate cap.

Income tax expense

Our tax rate is lower than the statutory rate in the third quarter of 2012 as we released our deferred tax asset valuation allowance to offset our regular tax expense. The $0.1 million of tax expense included in the condensed consolidated statement of comprehensive income (loss) for the third quarter represents our expected alternative minimum tax obligation. For the third quarter of 2011, we fully reserved all tax assets and did not recognize any tax benefit.

The following table represents total sales by product category for the nine months ended September 29, 2012, and October 1, 2011, (sales in millions):

	Nine Months Ended
	September 29, 2012		October 1, 2011
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Window and Door Products	$96.1	74.3%	$96.4	73.3%	(0.3%)
Other Window and Door Products	33.2	25.7%	35.2	26.7%	(5.7%)

Total net sales	$129.3	100.0%	$131.6	100.0%	(1.7%)

Net sales of impact window and door products, which includes our WinGuard, PremierVue and Architectural Systems product lines, were $96.1 million for the first nine months of 2012, a decrease of $0.3 million, or 0.3%, from $96.4 million in net sales for the 2011 first nine months. The decrease was due mainly to a decrease in our Architectural Systems sales of $2.5 million, or 62.9% from the completion of a large condo retrofit project for 2011 and a decrease of $1.1 million in PremierVue, primarily driven by reduction in low margin sales to a particular customer. Offsetting these decreases was an increase of $2.7 million, or 18.8% increase in Vinyl WinGuard and $0.6 million, or 0.9%, in Aluminum WinGuard. WinGuard product sales represented 70% and 65% of our net sales for the first nine months of 2012 and 2011, respectively.

Net sales of other window and door products were $33.2 million for the first nine months of 2012, a decrease of $2.0 million, or 5.7%, from $35.2 million in net sales for the first nine months of 2011. This decrease was due mainly to a decrease in sales of our aluminum non-impact products of $1.4 million, or 8.4%, and non-impact vinyl, whose sales were down $1.5 million, or 14.2%, as a result of our decision to concentrate our sales efforts on Florida, international, and certain coastal markets. This was offset by a $0.9 million, or 10.9%, increase in our Eze-Breeze products.

Gross margin

Gross margin was $43.7 million, or 33.8% of sales, for the first nine months of 2012, an increase of $13.6 million, or 44.8%, from $30.1 million, or 22.9% of sales, for the first nine months of 2011. The 2011 first nine months gross margin was negatively impacted by $3.4 million in consolidation costs and $4.0 million of related manufacturing inefficiencies. Adjusting for these charges, 2011 gross margin was 29.8%. The 5.3% increase from 2011 adjusted gross margin was driven by improved operating efficiency (2.7%), lower cost of materials and product mix (1.1%), consolidation savings (0.9%), operational improvements (0.6%), offset by a decrease of (0.1%) based on volume and promotional activities.

Selling, general and administrative expenses

Selling, general and administrative expenses were $35.2 million for the first nine months of 2012, a decrease of $1.8 million from $37.0 million for the first nine months of 2011. The first nine months of 2011 included $0.7 million of consolidation charges. Adjusting for these charges, the 2012 decrease was $1.1 million. This was driven mainly by consolidation savings for the first six months of $2.1 million, reduced other employee related expenses of $0.5 million, reduced bad debt expense of $0.4 million and reduced warranty related costs of $0.3 million driven by improved quality, offset by an increase of $2.5 million of employee bonus compensation and 401(k) expenses.

Interest expense, net

Interest expense, net was $2.7 million in the first nine months of 2012, a decrease of $0.6 million from $3.3 million for the first nine months of 2011. The decrease was due to a lower debt level outstanding during the first nine months of 2012 and the effect of the lower interest rate associated with the new credit agreement.

Other expense (income), net

Other income, net was $0.1 million in the first nine months of 2012 compared to other expense of $0.4 million in the first nine months of 2011. The amount in 2012 relates to the sale of assets offset by changes in the fair value of our interest rate cap and ineffective aluminum hedges, and the amount in 2011 relates to $0.4 million of deferred financing costs in connection with our refinancing that closed in the second quarter of 2011 and the ineffective portions of aluminum hedges.

Income tax expense

Our tax rate is lower than the statutory rate in the first nine months of 2012 as we released a portion of our deferred tax asset valuation allowance to offset our regular tax expense. The $0.1 million of tax expense included in the condensed consolidated statement of comprehensive income (loss) for the nine months ended represents our expected alternative minimum tax obligation. For the first nine months of 2011, we fully reserved all tax assets and did not recognize any tax benefit.

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

Consolidated Cash Flows

Operating activities. Cash generated by operating activities was $16.4 million for the first nine months of 2012 compared to cash used of $4.5 million in the first nine months of 2011. This increase in cash is mainly due to the effect of improved operating efficiencies, lower scrap, consolidation related cash outflows in 2011 and payments to vendors. More specifically, personnel related disbursements, which included consolidation related expenses and employee benefits earned in 2010, were $12.4 million greater in 2011 than in 2012. Disbursements to vendors were lower in the first nine months of 2012 by $9.9 million compared to 2011, due mostly to improved material utilization and reduction of scrap.

Direct cash flows from operations for the first nine months of 2012 and 2011 are as follows (in millions):

	Direct Cash Flows
	Nine Months Ended
	September 29, 2012	October 1, 2011
Collections from customers	$130.1	$129.9
Other collections of cash	1.6	2.6
Disbursements to vendors	(74.2)	(84.1)
Personnel related disbursements	(38.8)	(51.2)
Debt service costs (interest)	(2.2)	(1.9)
Other activity, net	(0.1)	0.2

Cash provided by (used in) operations	$16.4	$(4.5)

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 34 days at September 29, 2012, compared to 41 days at October 1, 2011.

Inventory on hand as of September 29, 2012, decreased $0.4 million compared to October 1, 2011. Inventory turns during the first nine months of 2012 decreased to 9.6 from 11.4 for the first nine months of 2011.

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

Investing activities. Cash used for investing activities was $2.7 million for the first nine months of 2012, compared to cash used for investing activities of $2.0 million for the first nine months of 2011. The increase of $0.7 million in cash used in investing activities was due to $0.5 million higher capital spending for 2012 and lower proceeds from the sale of assets of $0.2 million.

Financing activities. Cash used in financing activities was $5.0 million in the first nine months of 2012, due to $5.0 million prepayment of debt and $0.1 million of capital lease payments offset by stock options exercised. Cash used in financing activities was $7.6 million in the first nine months of 2011, including $4.5 million in debt prepayment and $3.0 million debt financing costs associated with the refinancing completed in 2011.

Debt Covenant. In accordance with the Credit Agreement (defined below) we are required to meet certain financial covenants, the most restrictive of which is a maximum ratio of Total Funded Debt to Consolidated EBITDA for the trailing four quarters. This maximum ratio decreases during the term of the agreement from 4.5X to 2.0X. Consolidated EBITDA as defined in the agreement is determined as follows: Consolidated net income/(loss) plus interest expense (net of interest income), income taxes, depreciation, amortization, as well as other non-recurring items such as restructuring charges, plant consolidation costs, manufacturing inefficiencies incurred with plant consolidations, and non-cash stock compensation. We closely monitor compliance with our various debt covenants. As of September 29, 2012, we were in compliance and expect to be in the future.

Capital Resources. On June 23, 2011, PGT Industries, Inc. entered into a credit agreement (the “Credit Agreement”) with three lenders; General Electric Capital Corporation, GE Capital Financial, Inc., and SunTrust Bank. The Credit Agreement provides for a $15.0 million revolving credit facility, a $48.0 million term loan facility, and an uncommitted incremental facility in an amount of up to $25.0 million. The revolving credit facility commitment and the term loans under the Credit Agreement will mature five years from the date of the execution of the Credit Agreement. As of September 29, 2012, there were $1.6 million of letters of credit outstanding and $13.4 million available on the revolver.

The Credit Agreement imposes certain restrictions on us, including restrictions on our ability to: incur debt or provide guarantees; grant or suffer to exist liens; sell certain material assets; pay dividends or make other distributions in respect of capital stock; prepay certain indebtedness, make loans, advances, investments and acquisitions; change our line of business; engage in affiliate transactions; consummate mergers, consolidations or other fundamental transactions; and enter into agreements with negative pledge clauses. The Credit Agreement also requires us to maintain certain minimum interest coverage ratios and maximum leverage ratios, which are tested at the end of each fiscal quarter. We were in compliance with all covenants as of September 29, 2012.

PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents, and such guarantee is secured by a lien on substantially all of the assets of our wholly owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

During 2012, an optional prepayment of $2.0 million was made in June 2012 and another optional prepayment $3.0 million was paid in August 2012. Accordingly, no mandatory payments are required until April 2015. Contractual future maturities of long-term debt as of September 29, 2012, are as follows (in millions):

Remainder of 2012	$—
2013	—
2014	—
2015	2.7
2016	37.8

Total	$40.5

On Thursday, November 1, 2012, we made an additional optional prepayment of $3.0 million, which reduced our gross debt to $37.5 million at that time.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first nine months of 2012, capital expenditures were $3.1 million, compared to $2.7 million for the first nine months of 2011. We expect to spend nearly $4.4 million on capital expenditures in 2012, including capital expenditures related to a new enterprise resource planning (“ERP”) system. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

Hedging. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. We enter into these contracts by trading on the London Metal Exchange (“LME”). We trade on the LME using an international commodities broker that offers global access to all major markets. We maintain a $2.0 million line of credit with our commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls. Should the price of aluminum fall to a level which causes our liability for open aluminum contracts to exceed $2.0 million, we are required to fund daily margin calls to cover the excess.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 15, 2012. There have been no changes to our critical accounting policies during the first nine months of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge interest rate fluctuation associated with our debt. We entered into aluminum hedging instruments that settle at various times through December 2013 and cover approximately 45% of our anticipated need through December 2013 at an average price of $0.95 per pound. For forward contracts for the purchase of aluminum on September 29, 2012, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contacts of aluminum by $0.5 million. This calculation utilizes our actual commitment of 5.2 million pounds under contract (to be settled throughout December 2013) and the market price of aluminum as of September 29, 2012, which was approximately $0.95 per pound.

On August 8, 2011, we entered into a two year interest rate cap to offset the interest rate fluctuation associated with 50% of our initial outstanding debt. We are exposed to changes in the LIBOR rate should it increase over our floor established in the Credit Agreement of 1.25%. The cap indexes to quarterly LIBOR with a notional amount of $24.0 million, based on a strike rate of 1.25% payable quarterly, which will effectively fix our LIBOR rate at a maximum of 1.25% for that amount of debt. Changes in the intrinsic value of the cap are expected to offset the changes in cash flow (changes in interest payments) attributable to fluctuations in interest rates above 1.25%. This interest rate cap was not designated as a hedge; therefore, changes in the fair value and changes in intrinsic value are included in the current period earnings as other expense (income), net in the consolidated statements of comprehensive income (loss). Based on our debt outstanding at September 29, 2012, of $40.5 million, of which $24.0 million is covered by our interest rate cap, a 1% increase in interest rates above our interest rate floor established in the Credit Agreement would result in approximately $0.2 million of additional interest expense annually.

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning System (“ERP System”). We expect to continue this implementation in phases over the course of the next nine to twelve months. The implementation of this ERP System has effected and will continue to effect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

June 23, 2011, Registration No. 000-52059)

10.2	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.3	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, David B. McCutcheon and Todd Antonelli (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.4	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-5205)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC. (Registrant)

Date: November 2, 2012	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: November 2, 2012	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer