Form 10-K
period 2012-12-29
PGT, Inc.
filed 2013-03-01
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $58,369,581 based on the closing price per share on that date of $3.03 as reported on the NASDAQ Global Market.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 26, 2013, was 52,514,144.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

The geographic regions in which we currently operate include the Southeastern U.S., Gulf Coast, Coastal mid-Atlantic, the Caribbean, Central America, and Canada. We distribute our products through multiple channels, including approximately 1,200 window distributors, building supply distributors, window replacement dealers and enclosure contractors. This broad distribution network provides us with the flexibility to meet demand as it shifts between the residential new construction and repair and remodeling end markets.

Our manufacturing facility in North Venice, Florida, produces fully-customized windows and doors. We are vertically integrated with glass, insulating, tempering and laminating facilities, which provide us with a consistent source of impact-resistant laminated and insulating glass, shorter lead times, and lower costs relative to third-party sourcing.

On December 3, 2010, we announced that our former Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida manufacturing facilities. This consolidation was completed during the second quarter of 2011. We believe transitioning to a centralized location has optimized our manufacturing capacity and logistics, positioning us to be a stronger company and focus on growing our share within our core wind-borne debris market area. In October 2012, we accepted an offer to sell our former Salisbury, North Carolina facility and on January 23, 2013, the sale closed for approximately $8.0 million in cash (approximately $7.5 million net of selling costs).

History

Our subsidiary, PGT Industries, Inc., a Florida Corporation, was founded in 1980 as Vinyl Tech, Inc. The PGT brand was established in 1987, and we introduced our WinGuard branded product line in the aftermath of Hurricane Andrew in 1992.

PGT, Inc. is a Delaware corporation formed on December 16, 2003, as JLL Window Holdings, Inc. by an affiliate of JLL Partners, our largest stockholder, in connection with its acquisition of PGT Holding Company on January 29, 2004. On February 15, 2006, we changed our name to PGT, Inc., and on June 27, 2006, we became a publicly listed company on the NASDAQ National Market under the symbol “PGTI”.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We operate as one segment, the manufacture and sale of windows and doors. Additional required information is included in Item 8.

NARRATIVE DESCRIPTION OF BUSINESS

Our Products

We manufacture complete lines of premium, fully customizable aluminum and vinyl windows and doors and porch enclosure products targeting both the residential new construction and repair and remodeling end markets. All of our products carry the PGT brand, and our consumer-oriented products carry an additional, trademarked product name, including WinGuard, Eze-Breeze, SpectraGuard, and PremierVue.

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

PremierVue. PremierVue is a complete line of impact-resistant vinyl window and door products that are tailored for the mid- to high-end of the replacement market, primarily targeting single and multi-family homes and low to mid-rise condominiums in Florida and other coastal regions of the Southeastern U.S. Combining structural strength and energy efficiency, these products are designed for flexibility in today’s market, offering both laminated and laminated-insulated impact-resistant glass options which are Energy Star rated. PremierVue’s large test sizes and high design pressures, combined with vinyl’s inherent thermal efficiency, make these products truly unique in the window and door industry.

Aluminum. We offer a complete line of fully customizable, non-impact-resistant aluminum frame windows and doors. These products primarily target regions with warmer climates, where aluminum is often preferred due to its ability to withstand higher structural loads. Adding our insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs.

Vinyl. We offer a complete line of fully customizable, non-impact-resistant vinyl frame windows and doors where the energy-efficient characteristics of vinyl frames are critical. It includes a line of energy efficient vinyl windows for new construction with wood-like aesthetics, such as brick-mould frames, wood-like trim detail and simulated divided lights. Also part of this line is vinyl replacement windows with the same superior energy performance and wood-like detail and branded the product lines as SpectraGuard. All of our vinyl product lines possess options to meet the needs of the Florida market and are Energy Star rated.

Architectural Systems. Similar to WinGuard, Architectural Systems products are impact-resistant, offering protection from hurricane-force winds and wind-borne debris for mid- and high-rise buildings rather than single family homes.

Eze-Breeze. Eze-Breeze non-glass vertical and horizontal sliding panels for porch enclosures are vinyl-glazed, aluminum-framed products used for enclosing screened-in porches that provide protection from inclement weather. This line was completed with the addition of a cabana door.

PGT Commercial Storefront System. PGT’s Commercial Storefront window system and entry doors, launched in 2013, are engineered to provide a flexible yet economical solution for a variety of applications. Our system provides easy fabrication and assembly, while also reducing installation time and challenges.

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

Our Customers

We have a highly diversified customer base that is comprised of approximately 1,200 window distributors, building supply distributors, window replacement dealers and enclosure contractors. Our largest customer accounts for approximately 2.7% of net sales and our top ten customers account for approximately 17.8% of net sales. Our sales are comprised of residential new construction and home repair and remodeling end markets, which represented approximately 28% and 72% of our sales, respectively, during 2012. This compares to 24% and 76% in 2011.

We do not supply our products directly to homebuilders, but believe demand for our products is also a function of our relationships with a number of national homebuilders, which we believe are strong.

Materials and Supplier Relationships

Our primary manufacturing materials include aluminum and vinyl extrusions, glass, ionoplast, and polyvinyl butyral. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. All of our materials are typically readily available from other sources. Aluminum and vinyl extrusions accounted for approximately 36% of our material purchases during fiscal year 2012. Sheet glass, which is sourced from two major national suppliers, accounted for approximately 17% of our material purchases during fiscal year 2012. Sheet glass that we purchase comes in various sizes, tints, and thermal properties. Polyvinyl butyral and ionoplast, which are both used as inner layer in laminated glass, accounted for approximately 16% of our material purchases during fiscal year 2012.

Backlog

As of December 29, 2012, our backlog was $10.6 million compared to $7.8 million at December 31, 2011. Our backlog consists of orders that we have received from customers that have not yet shipped, and we expect that substantially all of our current backlog will be recognized as sales in the first quarter of 2013, due in part to our lead times which range from one to three weeks.

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

Manufacturing

Our manufacturing facility is located in Florida where we produce fully-customized products. The manufacturing process typically begins in our glass plant where we cut, temper, laminate, and insulate sheet glass to meet specific requirements of our customers’ orders.

Glass is transported to our window and door assembly lines in a make-to-order sequence where it is combined with an aluminum or vinyl frame. These frames are also fabricated to order. We start with a piece of extruded material which is cut and shaped into a frame that fits the customers’ specifications. Once complete, product is immediately staged for delivery and generally shipped on our trucking fleet within 48 hours of completion.

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

Employees

As of February 18, 2013, we employed approximately 1,040 people, none of whom were represented by a union. We believe we have good relations with our employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Our domestic and international net sales for each of the three years ended December 29, 2012, December 31, 2011, and January 1, 2011, are as follows (in millions):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Domestic	$166.9	$160.0	$167.8
International	7.6	7.3	7.9

	$174.5	$167.3	$175.7

AVAILABLE INFORMATION

Our Internet address is www.pgtindustries.com. Through our Internet website under “Financial Information” in the Investors section, we make available free of charge, as soon as reasonably practical after such information has been filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Also available through our Internet website under “Corporate Governance” in the Investors section are our Code of Business Conduct and Ethics and our supplemental Code of Ethics for Senior Financial Officers. We are not including this or any other information on our website as a part of, nor incorporating it by reference into this Form 10-K, or any of our other SEC filings. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

Item 1A.	RISK FACTORS

We are subject to regional and national economic conditions. The economy in Florida and throughout the United States could negatively impact demand for our products as it has in the past, and macroeconomic forces such as employment rates and the availability of credit could have an adverse effect on our sales and results of operations.

New home construction, while improving, remains below average, and repair and remodeling markets are still flat. The window and door industry is subject to the cyclical market pressures of the larger new construction and repair and remodeling markets. In turn, these changes may be affected by adverse changes in economic conditions such as demographic trends, employment levels, and consumer confidence. Such market pressures negatively impacted operations during the past several years, and we continue to face a challenging operating environment due to economic uncertainty in Florida and throughout the United States. New single family housing permits in Florida showed improvement, however, the actual number of permits remains at a historically low level, and future growth in this market will be dependent on builders’ ability to attract and retain qualified labor. The repair and remodeling market remained flat for 2012, as consumer confidence was still low.

Economic and credit market conditions impact our ability to collect receivables. Economic and credit conditions negatively impacted our bad debt expense in the years 2007-2011, which adversely impacted our results of operations. If these conditions return, our results of operations may again be adversely impacted by bad debts.

We are subject to fluctuations in the prices of our raw materials. We experience significant fluctuations in the cost of our raw materials, including aluminum extrusion, polyvinyl butyral and glass. A variety of factors over which we have no control, including global demand for aluminum, fluctuations in oil prices, speculation in commodities futures and the creation of new laminates or other products based on new technologies impact the cost of raw materials which we purchase for the manufacture of our products. While we attempt to minimize our risk from severe price fluctuations by entering into aluminum forward contracts to hedge these fluctuations in the purchase price of aluminum extrusion we use in production, substantial, prolonged upward trends in aluminum prices could significantly increase the cost of the unhedged portions of our aluminum needs and have an adverse impact on our results of operations. We anticipate that these fluctuations will continue in the future. While we have entered into a one-year supply agreement through December 2013 with a major producer of ionoplast inter layer that we believe provides us with a reliable, single source for ionoplast with stable pricing on favorable terms, if one or both parties to the agreement do not satisfy the terms of the agreement it may be terminated which could result in our inability to obtain ionoplast on commercially reasonable terms having an adverse impact on our results of operations. While historically we have to some extent been able to pass on significant cost increases to our customers, our results between periods may be negatively impacted by a delay between the cost increases and price increases in our products.

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

Transportation costs represent a significant part of our cost structure. Fuel prices increased in 2010, and such increase adversely impacted our results of operations. A rapid and prolonged increase in fuel prices may significantly increase our costs and have an adverse impact on our results of operations.

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

Changes in building codes could lower the demand for our impact-resistant windows and doors. The market for our impact-resistant windows and doors depends in large part on our ability to satisfy state and local building codes that require protection from wind-borne debris. If the standards in such building codes are raised, we may not be able to meet their requirements, and demand for our products could decline. Conversely, if the standards in such building codes are lowered or are not enforced in certain areas, demand for our impact-resistant products may decrease. Further, if states and regions that are affected by hurricanes but do not currently have such building codes fail to adopt and enforce hurricane protection building codes; our ability to expand our business in such markets may be limited.

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

Our business is currently concentrated in one state. Our business is concentrated geographically in Florida. In fiscal year 2012, approximately 85% of our sales were generated in Florida, a state in which new single family housing permits remain at historically low levels. Focusing operations into a single manufacturing location optimizes manufacturing efficiencies and logistics, and we believe that a focused approach to growing our share within our core wind-borne debris markets in Florida, from the Gulf Coast to the mid-Atlantic, and certain international markets, will maximize value and return. However, such a focus further concentrates our business, and a continued or prolonged decline in the economy of the state of Florida or of certain coastal regions, a change in state and local building code requirements for hurricane protection, or any other adverse condition in the state or certain coastal regions, could cause a decline in the demand for our products, which could have an adverse impact on our sales and results of operations.

We may incur additional indebtedness. We may incur additional indebtedness under our credit facilities, which provide for up to $15 million of revolving credit borrowings. In addition, we and our subsidiary may incur additional indebtedness in the future. If new debt is added to our current debt levels, certain risks which we currently do not consider significant could intensify.

Our debt instruments contain various covenants that limit our ability to operate our business. Our credit facility contains various provisions that limit our ability to, among other things, transfer or sell assets, including the equity interests of our subsidiary, or use asset sale proceeds; pay dividends or distributions on our capital stock, make certain restricted payments or investments; create liens to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and engage in unrelated business activities.

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning (“ERP”) System. In order to maintain our leadership position in the market and efficiently process increased business volume, we are making a significant upgrade to our computer hardware, software and our ERP System. Should the ERP System upgrade be unsuccessful or take longer to implement than anticipated, our ability to maintain and grow the business could be hindered, and our operations and financial results could be adversely impacted.

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

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 29, 2012, we have no material weaknesses in our internal controls over financial reporting, we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the NASDAQ Stock Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

The controlling position of an affiliate of JLL Partners limits the ability of our minority stockholders to influence corporate matters. An affiliate of JLL Partners owned 60.8% of our outstanding common stock as of December 29, 2012. Accordingly, such affiliate of JLL Partners has significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a transaction such as a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a transaction or change of control would benefit minority stockholders. In addition, this concentrated control limits the ability of our minority stockholders to influence corporate matters, and such affiliate of JLL Partners, as a controlling stockholder, could approve certain actions, including a going-private transaction, without approval of minority stockholders, subject to obtaining any required approval of our board of directors for such transaction. As a result, the market price of our common stock could be adversely affected.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We have the following properties as of December 29, 2012:

	Manufacturing	Support	Storage
	(in square feet)
Owned:
Main Plant and Corporate Office, North Venice, FL	348,000	15,000	—
Glass tempering and laminating, North Venice, FL	80,000	—	—
Insulated Glass, North Venice, FL	42,000	—	—
PGT Wellness Center, North Venice, FL	—	3,600	—
Manufacturing Facility Salisbury, NC	379,000	14,000	—

Leased:
James Street Storage, Venice, FL	15,000	—	—
Endeavor Court, Nokomis, FL	—	2,300	—
Endeavor Court, Nokomis, FL	—	6,100	—
Fleet Maintenance Building, North Venice, FL	—	16,000	—
Sarasota Warehouse, Bradenton, FL	—		48,000

	864,000	57,000	48,000

On December 3, 2010, we announced that our former Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida manufacturing facilities. This consolidation was completed during the second quarter of 2011. In October 2012, we accepted an offer to sell our former Salisbury, North Carolina facility, and on January 23, 2013, the sale closed for approximately $8.0 million in cash (approximately $7.5 million net of selling costs).

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

Our Common Stock is traded on the NASDAQ Global Market ® under the symbol “PGTI”. On February 22, 2013, the closing price of our Common Stock as reported on the NASDAQ Global Market was $5.18. The approximate number of stockholders of record of our Common Stock on that date was 50, although we believe that the number of beneficial owners of our Common Stock is substantially greater.

The table below sets forth the price range of our Common Stock during the periods indicated:

	High	Low
2012
1st Quarter	$1.96	$1.03
2nd Quarter	$3.05	$1.73
3rd Quarter	$3.40	$2.63
4th Quarter	$4.74	$3.17

	High	Low
2011
1st Quarter	$2.62	$2.16
2nd Quarter	$2.50	$1.62
3rd Quarter	$2.12	$1.25
4th Quarter	$1.44	$0.98

Dividends

We do not pay a regular dividend. Any determination relating to dividend policy will be made at the discretion of our board of directors. The terms of our credit facility currently restrict our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On November 15, 2012, the Board of Directors authorized and approved a share repurchase program of up to $20 million. All share repurchases will be made in accordance with Rule 10b5-1 and Rule 10b-18, as applicable, of the Securities Exchange Act of 1934 as to the timing, pricing, and volume of such transactions. During 2012, we acquired 922,694 shares of our common stock at a cost of approximately $3.9 million. These shares were placed in treasury. The remaining authorized amount under our stock repurchase program, excluding commissions, was approximately $16.1 million at December 29, 2012.

Performance Graph

The following graphs compare the percentage change in PGT, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the Standard & Poor’s Building Products Index and the NASDAQ Composite Index over the period from December 29, 2007, to December 29, 2012.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*

AMONG PGT, INC., THE NASDAQ COMPOSITE INDEX,

AND THE S&P BUILDING PRODUCTS INDEX

*	$100 invested on 12/29/2007 in stock or in index-including reinvestment of dividends for 60 months ending December 29, 2012.

Item 6.	SELECTED FINANCIAL DATA

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
Consolidated Selected Financial Data (in thousands except per share data)	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009
Net sales	$174,540	$167,276	$175,741	$166,000	$218,556
Cost of sales	114,872	128,171	125,615	121,821	150,633

Gross margin	59,668	39,105	50,126	44,179	67,923
Impairment charges (1)	—	5,959	5,561	742	187,748
Selling, general and administrative expenses	47,094	48,619	53,879	51,703	62,753

(Loss) income from operations	12,574	(15,473)	(9,314)	(8,266)	(182,578)
Interest expense	3,437	4,168	5,123	6,698	9,283
Gain on sale of assets	(166)	(875)	—	—	—
Other expense (income), net (2)	238	456	(19)	37	(40)

(Loss) income before income taxes	9,065	(19,222)	(14,418)	(15,001)	(191,821)
Income tax (benefit) expense	110	(2,324)	77	(5,584)	(28,789)

Net (loss) income	$8,955	$(16,898)	$(14,495)	$(9,417)	$(163,032)

Net (loss) income per common share:
Basic	$0.17	$(0.31)	$(0.29)	$(0.26)	$(5.08)
Diluted	$0.16	$(0.31)	$(0.29)	$(0.26)	$(5.08)
Weighted average shares outstanding:
Basic	53,620	53,659	50,174	36,241	32,104
Diluted	55,262	53,659	50,174	36,241	32,104
Other financial data:
Depreciation	$5,731	$7,590	$9,180	$10,435	$11,518
Amortization	$6,502	$6,502	$6,028	$5,731	$5,570

	As Of	As Of	As Of	As Of	As Of
	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009
Balance Sheet data:
Cash and cash equivalents	$18,743	$10,940	$22,012	$7,417	$19,628
Total assets	$141,317	$142,835	$169,119	$173,630	$200,617
Total debt, including current portion	$37,500	$45,550	$50,163	$68,268	$90,366
Shareholders’ equity	$74,210	$67,362	$83,042	$68,209	$74,185

(1)	In 2011 and 2008, amounts relate to intangible asset impairment charges. In 2010 and 2009, amounts relate to write-down of the value of our Salisbury, North Carolina and Lexington, North Carolina properties, and certain other equipment of the Company. See Notes 2 and 7 in Item 8.
(2)	Relates mainly to derivative financials instruments in the years 2012, 2010 and 2009. 2011 mainly relates to the write-off of deferred financing costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE OVERVIEW

Sales and Operations

On February 21, 2013, we issued a press release and held a conference call on February 22, 2013, to review the results of operations for our fourth quarter and fiscal year ended December 29, 2012. During the call, we also discussed current market conditions and progress made regarding certain of our initiatives. The overview and estimates contained in this report are consistent with those given in our press release and discussed on the call. We are neither updating nor confirming that information.

During 2012, the national housing market showed improvement and so did our sales. Our sales improved 4.3% to $174.5 million, and we had net income of $9.0 million, an increase of $25.9 million when compared to the 2011 net loss of $16.9 million. The improvement in net income was accomplished by focusing on improving sales and manufacturing efficiencies, which improved gross margin percentage 10.8%. We also redesigned our transportation operations and saved an additional $2.2 million. 2011 was also impacted by $8.1 million in consolidation related charges.

In terms of sales strategies, we emphasized our core markets within Florida, and implemented promotional activities to gain market share. We also established programs and partnerships with national accounts to increase our sales presence. As a result of our efforts and the general market conditions, sales during 2012 increased $7.3 million, or 4.3%, compared to 2011. New construction sales increased $8.7 million, or 21.6%, as a result of improvement in the new construction market. Repair and remodel sales decreased by $1.5 million, or 1.2%. This decrease was anticipated and resulted from our decision to reduce our efforts in certain out of state markets. By region, our sales in Florida increased $7.9 million, or 5.5%, and sales in the international region increased $0.3 million, or 4.1%. These increases were offset by decreases in out of state markets of $1.0 million, or 6.1%.

By product category, sales in our impact lines increased $9.2 million, or 7.6%. This increase was driven by our WinGuard products which increased $12.9 million, or 11.8%, due to the improved housing market and increased promotional activity. New construction, which represents only 28% of our sales, drove an $8.7 million sales increase. Sales in our Architectural System line decreased $2.6 million in part due to the completion of a large condo retrofit project completed in 2011. Sales also decreased in our PremierVue line by $1.3 million, primarily driven by the reduction of low margin sales to a particular customer. Sales of our non-impact products decreased by $2.0 million overall. Sales of our aluminum products decreased $1.3 million, due in part to the shift from aluminum to vinyl in the Florida market and our Vinyl products decreased $1.4 million driven by our decision to reduce our effort in the out of state market where these products were sold. Our EzeBreeze line increased sales by $0.8 million as a result of our increased focus on this line.

Looking at 2013 and beyond, we closed the sale of our Salisbury, NC manufacturing facility for approximately $8.0 million in cash ($7.5 million net of selling costs) which provides additional momentum for 2013. Moody’s forecast for 2013 suggests a 42% increase in new construction, with the repair and remodeling market flat. We will continue to make investments in the repair and remodeling area to gain market share. While we have seen indicators suggesting the industry is ready for steady improvement, the challenging economy and high unemployment in our core market of Florida constantly reminds us that our business continues to be challenged by macroeconomic factors.

Liquidity and Cash Flow

During 2012, we generated $23.2 million in cash flow from operations, which was used to fund working capital needs, service our long term debt, repurchase common stock, and make voluntary debt prepayments. We began 2007 with net debt of $128.5 million and ended fiscal 2012 with net debt of $18.8 million. During those six years, we reduced our debt by combining internally generated cash of $65.4 million with net proceeds from the 2008 and 2010 rights offerings of $44.3 million. The due date for our debt agreement is June 2016. Our current interest rate is 4.75%, with the potential of improvement as leverage decreases.

Acquisition

On December 17, 2010 we exercised our option and acquired the intellectual property assets of Hurricane Window and Door Factory, LLC (“Hurricane”) of Ft. Myers, Florida. With this acquisition, we acquired, among other things, all of the intellectual property underlying our PremierVue line of vinyl impact-resistant windows and doors for the single- and multi-family residential markets. The purchase price was $2.8 million of which $2.6 million was paid at closing, and the remainder was paid during 2011. As of January 1, 2011, $0.2 million was included in accrued liabilities in the accompanying balance sheet. The carrying value of the intangible assets of $0.0 million and $1.8 million, respectively, is included in other intangible assets, net, in the accompanying balance sheets at December 29, 2012, and December 31, 2011.

Consolidation and Restructurings

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida manufacturing facility. During 2011, we recorded consolidation charges of $4.1 million, which includes $1.3 million of severance expense and $2.8 million of moving expenses. The classification of charges were $3.4 million within cost of goods sold, and the remaining $0.7 million within selling, general and administrative expenses in the accompanying consolidated statement of operations. The total charges recorded through December 31, 2011, for the consolidation are $6.2 million, $2.1 million having been recorded in December 2010, of which less than $0.1 million and $1.8 million were accrued as of December 31, 2011, and January 1, 2011, respectively, and are classified in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The unpaid severance expense as of December 31, 2011, was disbursed prior to the end of 2012.

The following table provides information with respect to the accrual for the severance related to the consolidation:

Consolidation	Beginning of Year	Charged to Expense	Disbursed in Cash	End of Year
(in thousands)
Year ended December 29, 2012:	$15	$—	$(15)	$—
Year ended December 31, 2011:	$1,812	$1,286	$(3,083)	$15
Year ended January 1, 2011:	$898	$2,053	$(1,139)	$1,812

Non-GAAP Financial Measures – Items Affecting Comparability

Below is a presentation of EBITDA, a non-GAAP measure, which we believe is useful information for investors (in thousands):

	Year Ended
	December 29,	December 31,	January 1,
	2012	2011	2011
Net income (loss)	$8,955	$(16,898)	$(14,495)
Interest expense	3,437	4,168	5,123
Income tax (benefit) expense	110	(2,324)	77
Depreciation	5,731	7,590	9,180
Amortization	6,502	6,502	6,028

EBITDA (1)(2)	$24,735	$(962)	$5,913

(1) Includes the impact of the following:
Consolidation/restructuring charges (a)	$—	$(4,106)	$(2,053)
Impairment charges (b)	—	(5,959)	(5,561)
Gain on equipment sales (c )	—	875	—
Manufacturing inefficienies (d)	—	(4,005)	—
Write-off deferred financing costs (e)	—	(420)	—

(a)	Represents charges related to consolidation actions taken in 2011 and 2010. These charges relate primarily to employee separation costs and move related expense.
(b)	In 2011 the amount relates to the write-down of the value of our trade names. The 2010 amount represents assets related to the write-down of the Salisbury, North Carolina facility.
(c)	Represents gains related to the sale of equipment previously used in the North Carolina operations. These gains are included in other income for the year ended December 31, 2011.

(d)	Represents temporary excess labor and scrap expense incurred as a result of the consolidation actions taken in 2011. The amounts were determined by comparing the manufacturing results during consolidation with normalized pre-consolidation results. These expenses are included in cost of goods sold for the year ended December 31, 2011.
(e)	Represents the write off of the remaining unamortized fees associated with our previous financing agreement. These charges are included in other expense for the year ended December 31, 2011.
(2)	EBITDA is defined as net income plus interest expense (net of interest income), income taxes, depreciation, and amortization. EBITDA is a measure commonly used in the window and door industry, and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies. While we believe EBITDA is a useful measure for investors, it is not a measurement presented in accordance with United States generally accepted accounting principles, or GAAP. You should not consider EBITDA in isolation or as a substitute for net income, cash flows from operations, or any other items calculated in accordance with GAAP.

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

	Year Ended			Percent Change
	December 29, 2012	December 31, 2011	January 1, 2011	Increase/(Decrease)
				2012-2011	2011-2010
(in thousands, except per share amounts and percentages)
Net sales	$174,540	$167,276	$175,741	4.3%	(4.8%)
Cost of sales	114,872	128,171	125,615	(10.4%)	2.0%

Gross margin	59,668	39,105	50,126	52.6%	(22.0%)
As a percentage of sales	34.2%	23.4%	28.5%
Impairment charges	—	5,959	5,561
SG&A expenses	47,094	48,619	53,879	(3.1%)	(9.8%)

SG&A expenses as a percentage of sales	27.0%	29.1%	30.7%

Income (loss) from operations	12,574	(15,473)	(9,314)

Interest expense, net	3,437	4,168	5,123
Gain on sale of assets	(166)	(875)	—
Other expense (income), net	238	456	(19)
Income tax (benefit) expense	110	(2,324)	77

Net income/(loss)	$8,955	$(16,898)	$(14,495)

Net income/(loss) per common share:
Basic	$0.17	$(0.31)	$(0.29)

Diluted	$0.16	$(0.31)	$(0.29)

2012 Compared with 2011

Net sales

Net sales for 2012 were $174.5 million, a $7.3 million, or 4.3%, increase in sales from $167.3 million in the prior year.

The following table shows net sales classified by major product category (in millions, except percentages):

	Year Ended
	December 29, 2012		December 31, 2011
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Window and Door Products	$130.1	74.5%	$120.9	72.3%	7.6%
Other Window and Door Products	44.4	25.5%	46.4	27.7%	(4.2%)

Total net sales	$174.5	100.0%	$167.3	100.0%	4.3%

Net sales of our impact window and door products, which include our WinGuard, Architectural Systems and PremierVue products were $130.1 million in 2012, an increase of $9.2 million, or 7.6%, from $120.9 million in the prior year. This increase was driven mainly by our WinGuard products, which increased $12.9 million, or 11.8%, due to the improved new construction housing market, and our promotional and marketing activities. Offsetting this increase were decreases in our Architectural System products, down $2.5 million in part due to the completion of a large condo retrofit project completed in 2011, and our PremierVue line, down $1.3 million primarily driven by the reduction of low margin sales to a particular customer. Our impact window and door products, especially in our repair and remodeling market, continue to be impacted by the lack of storm activity during the six most recent hurricane seasons in Florida.

Net sales of other window and door products, which includes aluminum and vinyl non-impact, and Eze-Breeze, were $44.4 million in 2012, a decrease of $2.0 million, or 4.2%, from $46.4 million for the prior year. Sales of our aluminum products decreased $1.3 million, due in part to the shift from aluminum to vinyl impact in the Florida market and our Vinyl products decreased $1.4 million driven by our decision to reduce our effort in the out of state market where these products were sold. However, our Eze-Breeze line increased sales by $0.8 million due to our increased focus on this line.

Gross margin

Gross margin was $59.7 million in 2012, an increase of $20.6 million, or 52.7%, from $39.1 million in the prior year. The gross margin percentage was 34.2% in 2012 compared to 23.4% in the prior year. Gross margin included charges of $3.4 million in 2011 related to the consolidation of all North Carolina operations into our Florida facilities. Cost of goods sold in 2011 was also negatively impacted by temporary excess labor and scrap expense of $4.0 million as a result of the consolidation actions taken. This amount was determined by comparing the manufacturing results during consolidation with normalized pre-consolidation results. We returned to pre-consolidation levels during the third quarter of 2011. Adjusting for these charges gross margin was 27.8% in 2011. The 6.4% increase in adjusted gross margin as a percent of sales was mainly due to a reduction of excess material and scrap of $4.7 million, or 2.7%, higher sales volume, price increases and improved mix of $4.1 million, or 1.2%, depreciation savings of $1.6 million, or 1.0%, material price savings of $1.2 million, or 0.7%, consolidation savings of $1.1 million, or 0.6%, and savings in labor and other miscellaneous expenses of $0.4 million, or 0.2%.

Impairment charges

We performed our annual assessment of our trade names as of December 29, 2012, and December 31, 2011, which indicated that no impairment was present for the year ended 2012, and that an impairment was present for year ended 2011, which resulted in a non-cash charge of $6.0 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $47.1 million, a decrease of $1.5 million, or 3.1%, from $48.6 million in the prior year. Selling, general, and administrative expenses includes charges of $0.3 million in 2011 related to the consolidation actions taken in 2010. Excluding these charges, selling, general and administrative expenses decreased $1.2 million and as a percentage of sales were 28.9% in 2011. This decrease was due mainly to consolidation savings of $2.1 million, reduced bad debt expense of $0.8 million, decreased advertising and selling materials of $0.6 million, decreased distribution costs of $0.5 million, decreased depreciation and lease expense of $0.7 million. Offsetting these decreases was a $3.6 million increase in employee related compensation cost.

Interest expense

Interest expense was $3.4 million in 2012, a decrease of $0.8 million from $4.2 million in the prior year. During 2012, we prepaid $8.0 million of debt resulting in a lower average level of debt when compared to 2011. The interest rate on our debt decreased from 5.75% at the end of 2011 to 4.75% at the end of 2012 due to the refinancing of debt which decreased our interest rates in accordance with our tiered interest rate structure.

Gain on sale of assets

In 2012 and 2011, we sold non-essential assets from our North Carolina operations for a gain of $0.2 million and $0.9 million, respectively.

Other expenses (income), net

There was other expenses (income), net of $0.2 million and $0.5 million in 2012 and 2011, respectively. In 2012, the expense related to the ineffective portion of our aluminum hedging activity and in 2011, the expense related to the write-off of the deferred financing costs from our prior debt.

Income tax (benefit) expense

Our effective combined federal and state tax rate is lower than the statutory rate for the year ended December 29, 2012, as we released a portion of our deferred tax asset valuation allowance to offset our regular tax expense. The $0.1 million of tax expense included in the statement of operations represents our expected alternative minimum tax obligation.

Our effective combined federal and state tax rate was a benefit of 12.1%, or $2.3 million for the year ended December 31, 2011, which relates to the impairment charge on our trade names and was a deferred benefit.

All deferred tax assets created in 2012 and 2011 were fully reserved with additional valuation allowances. Excluding the effects of these items, our 2012 and 2011 effective tax rates would have been 40.2% and 40.3% for each year, respectively.

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

Net sales of other window and door products, which includes aluminum and vinyl non-impact, and EZ-Breeze, were $46.4 million in 2011, a decrease of $6.8 million, or 12.8%, from $53.2 million for the prior year. This decrease was mainly due to the $6.3 million, or 33.2%, decrease in vinyl non-impact products, based on our decision to reduce our efforts in certain out of state markets. Also contributing to this decrease is a $1.0 million, or 4.6%, decrease in our aluminum products. EZE-Breeze sales were essentially flat from 2010 to 2011.

Gross margin

Gross margin was $39.1 million in 2011, a decrease of $11.0 million, or 22.0%, from $50.1 million in the prior year. The gross margin percentage was 23.4% in 2011 compared to 28.5% in the prior year. Gross margin included charges of $3.4 million in 2011 and $0.9 million in 2010 related to the consolidation of all North Carolina operations into our Florida facility. Cost of goods sold was also negatively impacted by temporary excess labor and scrap expense of $4.0 million as a result of the consolidation actions taken. This amount was determined by comparing the manufacturing results during consolidation with normalized pre-consolidation results. We returned to pre-consolidation levels during the third quarter of 2011. Adjusting for these charges, gross margin was 27.8% and 29.0% in 2011 and 2010, respectively. The 1.2% decrease in adjusted gross margin as a percent of sales was due to lower sales volume and reduced leverage of fixed costs of approximately $4.1 million, or (1.1%), cost increases and other spending increases of $3.3 million, or (0.9%), and $1.8 million of higher than expected material usage, or (0.4%). Offsetting these decreases was a price increase during the first quarter and a mix shift to more impact product which carry higher gross margin, which increased gross margin by $3.4 million, or 0.9%, and consolidating savings of $1.3 million, or 0.3%, in 2011.

Impairment charges

We performed our annual assessment of our trade names as of December 31, 2011, which indicated that an impairment was present resulting in a non-cash charge of $6.0 million. In 2010, there was an impairment charge of $5.6 million related primarily to the closing of our Salisbury, North Carolina operations.

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

Interest expense

Interest expense was $4.2 million in 2011, a decrease of $0.9 million from $5.1 million in the prior year. During 2011, we prepaid $4.5 million of debt resulting in a lower average level of debt when compared to 2010. The interest rate on our debt decreased from 6.75% at the end of 2010 to 5.75% at the end of 2011 due to the refinancing of debt which decreased our interest rates in accordance with our tiered interest rate structure.

Gain on sale of assets

In 2011, we sold two non-essential assets from our North Carolina operations for a gain of $0.9 million.

Other expenses (income), net

There was other expense (income), net of $0.5 million and less than $0.1 million of other income in 2011 and 2010, respectively. In 2011, the expense related to the write-off of the deferred financing costs from our prior debt and in 2010, the other income relates to effective over-hedges of aluminum.

Income tax (benefit) expense

Our effective combined federal and state tax rate was a benefit of 12.1%, or $2.3 million and an expense of 0.5% for the years ended December 31, 2011 and January 1, 2011, respectively. The 2011 tax benefit relates to the impairment charge on our trade names and was a deferred benefit. All deferred tax assets created in 2011 were fully reserved with additional valuation allowances. The 0.5% expense in 2010, relates to an adjustment to the provision recorded at the end of 2009 to the tax return as filed. All net deferred tax assets created in 2010 were fully reserved with additional valuation allowances. Excluding the effects of these items, our 2011 and 2010 effective tax rates would have been 38.8% and 35.6% for each year, respectively.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities was $23.2 million for 2012 compared to cash used in operating activities of $1.7 million for 2011, and cash provided by operations of $12.3 million in 2010. The increase in cash flows from operations between 2012 and 2011 was due mainly to a reduction in the cash paid for consolidation of approximately $4.1 million and a reduction of cash paid for 2011 manufacturing inefficiencies of $4.0 million. Also contributing to the increase in cash was savings from consolidation of $3.0 million, savings from reduced excess material and scrap of $4.7 million, and increased cash related to increased sales and net profit in 2012. The decrease in cash from operations between 2011 and 2010 was due mainly to additional cash paid for the consolidation of approximately $10 million and the impact of the tax refund of $3.7 million received during 2010.

	Direct Operating Cash Flows
(in millions)	2012	2011	2010

Collections from customers	$178.1	$169.8	$178.0
Other cash collections	2.3	3.4	2.6
Disbursements to vendors	(98.1)	(107.8)	(106.5)
Personnel related disbursements	(56.0)	(64.4)	(61.2)
Debt service costs (interest)	(2.8)	(2.7)	(4.3)
Other cash activity, net	(0.3)	—	3.7

Cash (used in) provided by operations	$23.2	$(1.7)	$12.3

Other cash activity, net, includes $3.7 million in federal and state tax refunds in the year ended January 1, 2011. The majority of other cash collections are from scrap aluminum sales.

Day’s sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 32 days on December 29, 2012, compared to 39 days on December 31, 2011, and 42 days on January 1, 2011. The decrease in DSO from 2011 to 2012 is the result of improved collection efforts and improved market conditions.

Inventory on hand as of December 29, 2012, was $11.5 million, a decrease of $0.1 million as compared to December 3, 2011, while sales increased 4.3%. Our inventory consists principally of raw materials purchased for the manufacture of our products and limited finished goods inventory as all products are customer, made-to-order products. Our inventory levels are more closely aligned with our number of product offerings rather than our level of sales. We have maintained our inventory level to have (i) raw materials required to support new product launches; (ii) a sufficient level of safety stock on certain items to ensure an adequate supply of material given a sudden increase in demand and our short lead-times; and (iii) adequate lead times for raw materials purchased from overseas suppliers in bulk supply. Inventory turns for the year ended December 29, 2012, decreased to 9.7 from 10.9 as compared to the year ended December 31, 2011. Inventory turns for the year ended December 31, 2011 decreased to 10.9 from 11.2 as compared to the year ended January 1, 2011.

Management monitors and evaluates raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock. Because all our products are made-to-order, we have only a small amount of finished goods and work in progress inventory. Because of these factors, our inventories are not excessive, and we believe the value of such inventories will be realized.

Investing activities. Cash used in investing activities was $3.3 million for 2012 compared to cash used in investing activities of $1.8 million for 2011. The increase in cash used in investing activities was due to an increase in capital spending of $0.3 million along with a decrease in proceeds from sale of assets for $1.2 million.

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

Financing activities. Cash used in financing activities was $12.1 million in 2012. We prepaid an additional $8.0 million of our long term debt, paid $3.9 million for stock repurchases, and paid $0.1 million of deferred financing cost related to an amendment to our credit agreement.

Cash used in financing activities was $7.6 million in 2011. During 2011, we refinanced our debt and reduced the interest rate by 100 basis points. We also prepaid an additional $4.5 million of our long term debt and paid $3.0 million of deferred financing cost related to the refinancing.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For 2012, capital expenditures were $3.8 million, compared to $3.5 million for 2011. We anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans.

Capital Resources. On June 23, 2011, PGT Industries, Inc. entered into a credit agreement (the “Credit Agreement”) with three lenders. The Credit Agreement replaces our second amended and restated credit agreement, dated as of February 14, 2006 (the “Old Credit Agreement”). The Credit Agreement provides for a $15.0 million revolving credit facility, a $48.0 million term loan facility and an uncommitted incremental facility in an amount of up to $25.0 million. The revolving credit facility commitment and the term loans under the Credit Agreement will mature five years from the date of the execution of the Credit Agreement. As of December 29, 2012, there were $1.1 million of letters of credit outstanding and $13.9 million available on the revolver.

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

In accordance with the Credit Agreement, we will pay quarterly fees on the unused portion of the revolving credit facility at a rate equal to 0.50% as well as a quarterly letter of credit fee at a rate per annum equal to the Eurodollar Margin for revolving loans based on the maximum undrawn face amount of any outstanding letters of credit. We also pay customary transaction charges in connection with any letters of credit. These fees are included in interest expense on the consolidated statements of operations. In connection with this refinancing, we wrote-off $0.4 million of deferred financing costs from the Old Credit Agreement, which are classified within other expense (income), net in the consolidated statement of operations for the year ended December 31, 2011.

The Credit Agreement imposes certain restrictions on us, including restrictions on our ability to: incur debt or provide guarantees; grant or suffer to exist liens; sell our assets; pay dividends or make other distributions in respect of capital stock; prepay certain indebtedness, make loans, advances, investments and acquisitions; change our line of business; engage in affiliate transactions; consummate mergers, consolidations or other fundamental transactions; and enter into agreements with negative pledge clauses. Commencing with the fiscal quarter ending on October 1, 2011, the Credit Agreement also requires us to maintain certain minimum interest coverage ratios and maximum leverage ratios, which are tested at the end of each fiscal quarter, and further provides for customary affirmative covenants (including obligations to hedge a portion of our interest rate risk) and events of default. This obligation was fulfilled with an interest rate cap. (See Note 10) We believe that we are in compliance with all restrictive financial covenants as of December 29, 2012.

PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents and such guarantee is secured by a lien on substantially all of the assets of our wholly owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

During 2012, we prepaid $8.0 million on the new Credit Agreement with cash generated from operations and expensed $285 thousand of associated debt issuance costs in connection with the prepayment. This prepayment changed our required repayment schedule; however the final payment of all amounts outstanding (including accrued interest) is still due five years from the date of the execution of the Credit Agreement. (See Note 9)

Long-term debt including current portions and excluding capital lease obligations consisted of the following:

	December 29, 2012	December 31, 2011
	(in thousands)
Term note payable with a payment of $0.6 million due on April 2, 2016. A lump sum payment of $36.9 million is due on June 23, 2016. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At December 29, 2012, the average rate was 1.25% plus a margin of 3.50%.	$37,500	$45,500

	$37,500	$45,500

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of December 29, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Current	2-3 Years	4 Years	5 Years	Thereafter
Long-term debt (1)	$44,205	$1,912	$3,860	$38,433	$—	$—
Operating leases	3,460	1,291	1,395	493	281	—
Supply agreements	1,707	1,707	—	—	—	—
Capital purchase commitments	50	50	—	—	—	—

Total contractual cash obligations	$49,422	$4,960	$5,255	$38,926	$281	$—

(1)	Includes estimated future interest expense on our long-term debt assuming the weighted average interest rate of 4.75% as of December 29, 2012, does not change.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 29, 2012. Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If all of these programs were cancelled by us, we would be required to pay $1.7 million for various materials.

At December 29, 2012, we had $1.1 million in standby letters of credit related to our worker’s compensation insurance coverage.

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

	Estimates made by management are subject to change and include such things as how future growth assumptions, operating and capital expenditure requirements, asset useful lives and other factors, affect forecasted cash flows associated with the long lived assets. Additionally, fair value estimates, if required, can be affected by discount rates and/or estimates of the value of similar assets.	We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Allowances for doubtful accounts and notes receivable and related reserves

Losses for allowances for doubtful accounts and notes receivable and related reserves are recognized when they are probable, which requires us to make our best estimate of probable losses inherent in our receivables.	We evaluate the allowance for doubtful accounts and notes receivable based on specific identification of troubled balances and historical collection experience adjusted for current conditions such as the economic climate.	Actual collections can differ from our estimates, requiring adjustments to the allowances. A 10% difference between actual losses and estimated losses derived from the estimated reserve for accounts and notes receivable would impact net income by approximately $0.2 million.

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

Our year-end test of trade names, performed as of December 29, 2012, utilized a weighted average royalty rate of 4.0% and a discount rate of 14.3%. Net sales used in the analysis were based on historical experience and a modest growth in future years.

Actual results can differ from our estimates, requiring adjustments to our assumptions. The result of these changes could result in a material change in our calculation and an impairment of our trade names.

As of December 29, 2012, the estimated fair value of the trade names exceeded book value by approximately 47% or $18.0 million. We believe our projected sales are reasonable based on, among other things, available information regarding our industry. We also believe the royalty rate is appropriate. The weighted average discount rate is impacted by current financial market trends and will remain dependent on such trends in the future. Absent offsetting changes in other factors, a 1% increase in the discount rate would decrease the estimated fair value of our trademarks by approximately $4.3 million but would not result in impairment.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Warranty

We have warranty obligations with respect to most of our manufactured products. Obligations vary by product components. The reserve for warranties is based on our assessment of the costs that will have to be incurred to satisfy warranty obligations on recorded net sales.	The reserve is determined after assessing our warranty history and specific identification of our estimated future warranty obligations.	Changes to actual warranty claims incurred could have a material impact on our estimated warranty obligations.

Self Insurance Reserves

We are primarily self-insured for employee health benefits and for years prior to 2010 for workers’ compensation. For 2012, 2011 and 2010 we are fully insured with respect to workers’ compensation.	Our workers’ compensation reserves, for the self-insured periods 2009 and prior are accrued based on third-party actuarial valuations of the expected future liabilities. Health benefits are self-insured by us up to pre-determined stop loss limits. These reserves, including incurred but not reported claims, are based on internal computations. These computations consider our historical claims experience, independent statistics, and trends.	Changes to actual workers’ compensation or health benefit claims incurred and interest rates could have a material impact on our estimated self-insurance reserves.

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

A 10% change in our stock-based compensation expense for the year ended December 29, 2012, would have affected net income by approximately $0.1 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-11 Disclosures about Offsetting Assets and Liabilities. Subsequently, in February 2013, the FASB issued ASU 2013-1, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. These updates amended the guidance related to disclosures about offsetting assets and liabilities, including recognized financial instruments and derivatives. The provisions of the amended guidance will be effective for us beginning in the first quarter of 2013. We do not expect the adoption of the provisions of the guidance to have a material impact on our disclosures.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance amends the requirements of ASC 220, Comprehensive Income. The goal behind the amendments is to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. It does not change current requirements for reporting net income or other comprehensive income in the financial statements. The provisions of the guidance will be effective for us beginning in the first quarter of 2013. We do not expect the adoption of the provisions of the guidance to have a material impact on our disclosures.

FORWARD OUTLOOK

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making any investment decision, you should carefully consider all risks and uncertainties disclosed in all our SEC filings, including our reports on Forms 8-K, 10-Q and 10-K and our registration statements under the Securities Act of 1933, as amended, all of which are accessible on the SEC’s website at www.sec.gov and at http://ir.pgtindustries.com/sec.cfm

Net sales

We closed 2012 with a $7.3 million, or 4.3%, increase in sales over 2011. Our increase was driven by an increase in our WinGuard products which increased $12.9 million, or 11.8% versus 2011. This increase was driven by our promotional and marketing activities along with the strengthening of the new construction market. Moody’s is forecasting an increase in new construction market of 42% for 2013. Although this forecast may be aggressive, we believe this is a good indicator for the market. However, the repair and remodel market is forecasted to be flat for 2013, and there are still issues to overcome such as high unemployment rates and ongoing economic issues in Florida and the country.

While net sales improved and indicators suggest the industry is ready for improvement we will continue to operate with a more conservative view until stable and predictable growth in the marketplace is achieved.

Gross margin

We believe the following factors, which are not all inclusive, may impact our gross margin in 2013:

•

Our gross margin percentages are heavily influenced by total sales due to operating leverage of fixed costs as well as product mix of impact and non-impact products and also vinyl frame versus aluminum frame products, and vinyl continues to increase its share of our core market.

•

As of December 29, 2012, outstanding aluminum hedges were classified as ineffective for accounting purposes. Settlements for these hedges in 2013 will be reported in other (income) expense. As such, cost of sales will be subject to the variability of the aluminum market. As of February 8, 2013, cash price of aluminum was $0.94 per pound. Based on 2012 sales, a 10% change would affect margins by $1.0 million.

Selling, general and administrative expenses

If the cost of diesel fuel continues to increase, our selling, general and administrative costs will increase. In addition, economic and credit conditions may negatively impact our bad debt expense. We continue to monitor our customers’ credit profiles carefully and make changes in our terms where necessary in response to this heightened risk.

Interest expense

We prepaid $8.0 million in outstanding borrowings during 2012. We believe this decrease in debt levels for the full year of 2012 will result in our paying less interest in 2013 than in 2012. In January 2013, we sold our Salisbury, NC facility for approximately $8.0 million ($7.5 million net of selling costs). The proceeds were used to voluntarily pay debt on January 31, 2013, bringing our gross debt to $30.0 million at that time.

Liquidity and capital resources

We had $18.7 million of cash on hand as of December 29, 2012. While we are confident in our ability to generate cash flow in this housing market and economy, we may use this cash to pay down debt, invest in marketing activities or for other business purposes.

We continue to repurchase our common stock. As of February 26, 2013, we have repurchased a total of 1,282,194 shares of common stock at a price of $5.7 million, since the inception of the program. We still have authorization to spend an addition $14.3 million for future repurchases.

Management expects to spend nearly $7.3 million on capital expenditures in 2013, including capital expenditures related to the new ERP system and product investments in lines targeted at increasing sales. We expect depreciation to be approximately $4.9 million and amortization to be approximately $6.5 million in 2013. On December 29, 2012, we had outstanding purchase commitments on capital projects of approximately $1.3 million.

Summary

Just as 2011 was focused on the consolidation of all North Carolina operations to Florida, 2012 was the year we focused on increasing growth in our core market. In 2012, emphasis on the core market utilized strategies such as promotional activities and partnering with national accounts to increase sales. We believe that we are poised in 2013 to continue sales growth and improve overall efficiencies. We continue to maintain our name recognition through our value proposition and are determined to provide the most benefit for our stockholders, employees and other stakeholders.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in our aluminum materials. We are exposed to changes in the price of aluminum as set by the trades on the London Metal Exchange. We have entered into 24 forward aluminum contracts; however, they became ineffective and no longer qualify as hedging instruments. These settle at various times through the end of 2013 for 3.9 million pounds at an average price of $0.94 per pound. Changes in the fair value will be included in the current period earnings as other expense (income), net in the consolidated statement of operations. The fair value of our aluminum forward contracts is less than $0.1 million and is included in other current assets in the accompanying consolidated balance sheets as of December 29, 2012.

For forward contracts for the purchase of aluminum at December 29, 2012, a 10% decrease in the price of aluminum would decrease the fair value of our forward contracts of aluminum by $0.4 million. This calculation utilizes our actual commitment of 3.9 million pounds under contract (to be settled throughout 2013) and the market price of aluminum as of December 29, 2012, which was approximately $0.92 per pound.

On August 8, 2011, we entered into a two year interest rate cap to offset the interest rate fluctuation associated with 50% of our initial outstanding debt. We are exposed to changes in the LIBOR rate, should it increase over our floor established in the Credit Agreement of 1.25%. The cap indexes to quarterly LIBOR with a notional amount of $24.0 million, based on a strike rate of 1.25% payable quarterly, which will effectively fix our LIBOR rate at a maximum of 1.25% for that amount of debt. Changes in the intrinsic value of the cap are expected to offset the changes in cash flow (changes in interest payments) attributable to fluctuations in interest rates above 1.25%. This interest rate cap was not designated as a hedge; therefore, changes in the fair value and changes in intrinsic value are and will be included in the current period earnings as other expense (income), net in the consolidated statement of operations.; Based on our debt outstanding at December 29, 2012, of $37.5 million, of which $24.0 million is covered by our interest rate cap, a 1% increase in interest rates above our interest rate floor established in the Credit Agreement would result in approximately $0.1 million of additional interest expense annually.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

PGT, Inc.

We have audited the accompanying consolidated balance sheets of PGT, Inc. and subsidiary as of December 29, 2012, and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PGT, Inc. and subsidiary at December 29, 2012 and December 31, 2011, and the consolidated results of their operations and their cash flows for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

March 1, 2013

PGT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net sales	$174,540	$167,276	$175,741
Cost of sales	114,872	128,171	125,615

Gross margin	59,668	39,105	50,126
Impairment charges	—	5,959	5,561
Selling, general and administrative expenses	47,094	48,619	53,879

Income (loss) from operations	12,574	(15,473)	(9,314)
Interest expense, net	3,437	4,168	5,123
Gain on sale of assets	(166)	(875)	—
Other expense (income), net	238	456	(19)

Income (loss) before income taxes	9,065	(19,222)	(14,418)
Income tax expense (benefit)	110	(2,324)	77

Net income (loss)	$8,955	$(16,898)	$(14,495)

Net income (loss) per common share:
Basic	$0.17	$(0.31)	$(0.29)

Diluted	$0.16	$(0.31)	$(0.29)

Weighted average shares outstanding:
Basic	53,620	53,659	50,174

Diluted	55,262	53,659	50,174

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended
	December 29,	December 31,	January 1,
	2012	2011	2011
Net income (loss)	$8,955	$(16,898)	$(14,495)
Other comprehensive income (loss) before tax
Change in fair value of derivatives	(24)	(220)	38
Reclassification to earnings	408	(335)	(250)

Other comprehensive income (loss) before tax	384	(555)	(212)
Income tax expense related to components of other comprehensive income (loss)	—	—	—

Other comprehensive income (loss), net of tax	384	(555)	(212)

Comprehensive income (loss)	$9,339	$(17,453)	$(14,707)

The accompanying notes are an integral part of these consolidated financial statements

PGT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$18,743	$10,940
Accounts receivable, net	13,997	13,830
Inventories	11,529	11,602
Prepaid expenses	916	871
Other current assets	2,886	2,821
Assets held for sale	5,259	—
Deferred income taxes, net	—	50

Total current assets	53,330	40,114
Property, plant and equipment, net	41,220	48,606
Other intangible assets, net	45,327	51,830
Other assets, net	1,440	2,285

Total assets	$141,317	$142,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,405	$5,103
Accrued liabilities	7,874	7,603
Deferred income taxes	46	—
Current portion of long-term debt and capital lease obligations	—	50

Total current liabilities	13,325	12,756
Long-term debt and capital lease obligations	37,500	45,500
Deferred income taxes	14,858	15,041
Other liabilities	1,424	2,176

Total liabilities	67,107	75,473

Commitments and contingencies (Note 13)	—	—

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 53,737 and 53,670 shares issued and 52,814 and 53,659 shares outstanding at December 29, 2012, and December 31, 2011, respectively	537	537
Additional paid-in-capital	274,275	272,820
Accumulated other comprehensive loss	(1,414)	(1,798)
Accumulated deficit	(195,233)	(204,188)

Subtotal shareholders’ equity	78,165	67,371
Less Treasury stock at cost	(3,955)	(9)

Total shareholders’ equity	74,210	67,362

Total liabilities and shareholders’ equity	$141,317	$142,835

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Cash flows from operating activities:
Net income (loss)	$8,955	$(16,898)	$(14,495)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,731	7,590	9,180
Amortization	6,502	6,502	6,028
Provision for allowances for doubtful accounts	37	880	1,678
Stock-based compensation	1,363	1,773	2,286
Amortization and write-offs of deferred financing costs	857	1,233	773
Derivative financial instruments	136	37	—
Deferred income taxes	(82)	(2,324)	—
Impairment charges	—	5,959	5,561
Gain on disposal of assets	(266)	(996)	(5)
Change in operating assets and liabilities:
Accounts receivable	(667)	(1,560)	(2,754)
Inventories	73	(1,068)	(661)
Prepaid expenses and other current assets	87	367	4,562
Accounts payable and accrued liabilities	462	(3,167)	188

Net cash provided by/(used in) operating activities	23,188	(1,672)	12,341

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,792)	(3,496)	(3,197)
Acquisition of intangible assets	—	(200)	(2,597)
Net change in margin account for derivative financial instruments	—	250	(250)
Proceeds from sale of equipment	454	1,672	46

Net cash used in investing activities	(3,338)	(1,774)	(5,998)

Cash flows from financing activities:
Payments of long-term debt	(8,000)	(52,500)	(18,000)
Proceeds from issuance of long-term debt	—	48,000	—
Payments of financing costs	(143)	(3,013)	(897)
Payments of capital leases	(50)	(113)	(105)
Purchases of treasury stock	(3,946)	—	(3)
Issuance of common stock	92	—	27,257

Net cash (used in)/provided by financing activities	(12,047)	(7,626)	8,252

Net increase/(decrease) in cash and cash equivalents	7,803	(11,072)	14,595
Cash and cash equivalents at beginning of period	10,940	22,012	7,417

Cash and cash equivalents at end of period	$18,743	$10,940	$22,012

Supplemental cash flow information:
Interest paid	$2,767	$2,411	$3,991

Income tax payments/(refund)	$200	$—	$(3,662)

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

	Common stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balance at January 2, 2010	35,302,704	$353	$241,688	$(6)	$ (172,795)	$ (1,031)	$68,209
Vesting of restricted stock	16,554	1	(1)	—	—	—	—
Acquisition of treasury stock	(1,130)	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	2,286	—	—	—	2,286
Rights offering	18,336,368	183	27,321	—	—	—	27,504
Rights offering costs	—	—	(247)	—	—	—	(247)
Comprehensive loss, net of tax effect	—	—	—	—	—	(212)	(212)
Net loss	—	—	—	—	(14,495)	—	(14,495)

Balance at January 1, 2011	53,654,496	$537	$271,047	$(9)	$ (187,290)	$ (1,243)	$83,042
Vesting of restricted stock	5,000	—	—	—	—	—	—
Stock-based compensation	—	—	1,773	—	—	—	1,773
Comprehensive loss, net of tax effect	—	—	—	—	—	(555)	(555)
Net loss	—	—	—	—	(16,898)	—	(16,898)

Balance at December 31, 2011	53,659,496	$537	$272,820	$(9)	$(204,188)	$ (1,798)	$67,362
Vesting of restricted stock	10,639	—	—	—	—	—	—
Acquisition of treasury stock	(922,694)	—	—	(3,946)	—	—	(3,946)
Stock-based compensation	—	—	1,363	—	—	—	1,363
Exercise of stock options, including tax benefit of $0	66,838	—	92	—	—	—	92
Comprehensive income, net of tax effect	—	—	—	—	—	384	384
Net income	—	—	—	—	8,955	—	8,955

Balance at December 29, 2012	52,814,279	$537	$274,275	$(3,955)	$ (195,233)	$ (1,414)	$74,210

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

PGT, Inc. (“PGTI”, “we,” or the “Company”) is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority of our sales are to customers in the state of Florida; however, we also sell products in over 40 states, the Caribbean, Canada, Australia, and in South and Central America. Products are sold through an authorized dealer and distributor network.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc. On January 29, 2004, we acquired 100% of the outstanding stock of PGT Holding Company, based in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. We have one manufacturing operation and one glass tempering and laminating plant in North Venice. During the first half of 2011, we consolidated our North Carolina operations into our Florida plant. (See Note 4)

All references to PGTI or our Company apply to the consolidated financial statements of PGT, Inc. unless otherwise noted.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

Fiscal period

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The periods ended December 29, 2012, December 31, 2011, and January 1, 2011 consisted of 52 weeks.

Principles of consolidation

The consolidated financial statements present the results of the operations, financial position and cash flows of PGTI and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment information

We operate as one operating segment, the manufacture and sale of windows and doors.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates involved in applying our accounting policies are those that require management to make assumptions about matters that are uncertain at the time the accounting estimate is made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which could have a material impact on the presentation of PGTI’s financial condition, changes in financial condition or results of operations. Actual results could materially differ from those estimates.

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

Cost of sales was impacted by consolidation and restructuring charges recorded for the years ending December 31, 2011, and January 1, 2011. (See Note 4)

Shipping and handling costs

Shipping and handling costs incurred in the purchase of materials used in the manufacturing process are included in cost of sales. Costs relating to shipping and handling of our finished products are included in selling, general and administrative expenses and total $9.0 million, $11.6 million, and $12.8 million for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

Advertising

We expense advertising costs as incurred. Advertising expense included in selling, general and administrative expenses was $0.7 million, $0.7 million and $0.2 million for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

Research and development costs

We expense research and development costs as incurred. Research and development costs included in cost of sales were $1.4 million, $1.4 million and $1.1 million for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand or highly liquid investments with an original maturity date of three months or less.

Accounts and notes receivable and allowance for doubtful accounts

We extend credit to qualified dealers and distributors, generally on a non-collateralized basis. Accounts receivable and notes receivable are recorded at their gross receivable amount, reduced by an allowance for doubtful accounts that results in the receivable being recorded at its net realizable value. The allowance for doubtful accounts is based on management’s assessments of the amount which may become uncollectable in the future and is determined through consideration of our write-off history, specific identification of uncollectable accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions. Uncollectable accounts are written off after repeated attempts to collect from the customer have been unsuccessful.

	December 29, 2012	December 31, 2011
	(in thousands)
Accounts receivable	$14,513	$14,513
Less: Allowance for doubtful accounts	(516)	(683)

	$13,997	$13,830

Allowance for Doubtful Accounts	Balance at Beginning of Period	Costs and expenses	Deductions(1)	Balance at End of Period

	(in thousands)
Year ended December 29, 2012	$683	$59	$(226)	$516
Year ended December 31, 2011	$1,445	$728	$(1,490)	$683
Year ended January 1, 2011	$1,465	$1,129	$(1,149)	$1,445

(1)	Represents uncollectible accounts charged against the allowance for doubtful accounts, net of recoveries.

As of December 29, 2012, December 31, 2011, and January 1, 2011, there were $0.2 million, $0.9 million, and $1.5 million of trade notes receivable, respectively, for which there was an allowance of $0.2 million, $0.8 million, and $1.0 million, respectively, included in other current assets and other assets in the accompanying consolidated balance sheets.

Self-insurance reserves

We are primarily self-insured for employee health benefits and for years prior to 2010 for workers’ compensation claims. Our workers’ compensation reserves are accrued based on third-party actuarial valuations of the expected future liabilities. Health benefits are self-insured by us up to pre-determined stop loss limits. These reserves, including incurred but not reported claims, are based on internal computations. These computations consider our historical claims experience, independent statistics, and trends. Changes to actual workers’ compensation or health benefit claims incurred and interest rates could have a material impact on our estimated self-insurance reserves. For 2012, 2011, and 2010 we are fully insured with respect to workers’ compensation.

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

Accrued Warranty	Beginning of Period	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)
Year ended December 29, 2012	$4,406	$3,157	$(512)	$(3,193)	$3,858
Year ended December 31, 2011	$4,326	$3,346	$188	$(3,454)	$4,406
Year ended January 1, 2011	$4,233	$3,514	$(66)	$(3,355)	$4,326

The accrual for warranty is included in accrued liabilities and other liabilities on the consolidated balance sheets as of December 29, 2012, and December 31, 2011. The portion of warranty expense related to the issuance of product is $0.7 million, $1.1 million, and $0.9 million and is included in cost of sales on the consolidated statements of operations for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively. The portion related to servicing warranty claims including costs of the service department personnel is included in selling, general and administrative expenses on the consolidated statements of operations, and is $2.3 million, $2.5 million, and $2.5 million, respectively, for the years ended December 29, 2012, December 31, 2011, and January 1, 2011.

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

Inventories consist of the following:

	December 29, 2012	December 31, 2011
	(in thousands)
Raw materials	$10,477	$10,543
Work in progress	256	335
Finished goods	796	724

	$11,529	$11,602

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

In January 2011, as part of the North Carolina consolidation, we reviewed the fair value of the Salisbury property based on an appraisal of the value of the property which we consider, Level 2 inputs, and the value of furniture and fixtures and machinery and equipment for impairment. As a result, we recorded an impairment charge of $4.6 million to adjust the carrying value of the property and an impairment charge of $0.9 million to write-off the value of certain personal property that was abandoned. Also, in 2011, we sold the Lexington, North Carolina facility and the selling price less the closing costs resulted in an additional impairment of less than $0.1 million.

In the second quarter of 2012, we entered into an agreement to list the Salisbury, North Carolina facility for sale with an agent, at which time the asset was moved to assets held for sale in the accompanying balance sheet. During the fourth quarter we accepted an offer to sell the property and the sale closed in the first quarter of 2013. In that the purchase price less closing costs is in excess of the current carrying cost, no change to the carrying cost is necessary.

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

Capitalized software as of December 29, 2012, and December 31, 2011, was $13.0 million and $13.5 million, respectively. Accumulated depreciation of capitalized software was $12.1 million and $11.8 million as of December 29, 2012, and December 31, 2011, respectively.

Depreciation expense for capitalized software was $1.0 million, $0.9 million, and $1.0 million for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

We review the carrying value of capitalized software and development costs for impairment in accordance with our policy pertaining to the impairment of long-lived assets.

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

If the estimated fair value is less than the carrying amount of the indefinite-lived intangible assets, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future projected cost savings attributable to ownership of the intangible assets with indefinite lives which, for us, are our trade names. (See Note 7)

The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in our current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.

The determination of fair value used in that assessment is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate fair value. Estimated cash flows are sensitive to changes in the Florida housing market and changes in the economy among other things.

Deferred financing costs

Deferred financing costs are amortized using the effective interest method over the life of the debt instrument to which they relate. Unamortized deferred financing costs totaled $1.9 million and $2.6 million at December 29, 2012, and December 31, 2011, respectively.

On November 15, 2012, in connection with the announcement by our Board of Directors authorizing the repurchase of up to $20.0 million of our outstanding shares of common stock through December 31, 2013, we amended our long-term debt agreement incurring $0.1 million of deferred financing costs to be amortized over the remaining credit agreement life.

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

Amortization of deferred financing costs is included in interest expense in the accompanying consolidated statements of operations. There was $0.9 million of amortization for the year ended December 29, 2012, $0.8 million for the year ended December 31, 2011, and $0.8 million for the year ended January 1, 2011. These amounts include write-offs of deferred financing costs related to the prepayments of portions of our long-term debt (Note 9) in the amounts of $0.3 million, $0.1 million and $0.1 million, for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively. Accumulated amortization of debt issuance costs are $1.3 million, related to the new debt, at the end of December 29, 2012.

Estimated amortization of deferred financing costs is as follows for future fiscal years:

(in thousands)
2013	$533
2014	542
2015	532
2016	249

Total	$1,856

Derivative financial instruments

We utilize certain derivative instruments, from time to time, including forward contracts and interest rate swaps and caps to manage variability in cash flow associated with commodity market price risk exposure in the aluminum market and interest rates. We do not enter into derivatives for speculative purposes. Additional information with regard to derivative instruments is contained in Note 10.

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

On occasion, cash flow hedges may no longer qualify to be designated as hedging instruments; at that time future changes in fair value are recognized in earnings. When a cash flow hedge is terminated, if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in other comprehensive income remain in other comprehensive income and are recognized in earnings in the period in which the hedged transaction affects earnings.

As of December 29, 2012, we did not have cash on deposit with our commodities broker related to funding of margin calls on open forward contracts for the purchase of aluminum. The net asset position of $20 thousand on December 29, 2012, is included in other current assets in the accompanying consolidated balance sheet as it relates to open contracts with scheduled prompt dates in 2013.

For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

Also during 2011, as part of our debt requirements, we entered into a two year interest cap to offset the interest rate fluctuation associated with 50% of our initial outstanding debt. This interest rate cap was not designated as a hedge; therefore, changes in the fair value and changes in intrinsic value are and will be included in the current period earnings as other expense (income), net in the consolidated statement of operations. At December 29, 2012, the fair value of our interest rate cap was less than a $1 thousand.

Financial instruments

Our financial instruments, not including derivative financial instruments discussed in Note 11, include cash, accounts and notes receivable, and accounts payable whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include long-term debt. The fair value of our long-term debt is based on debt with similar terms and characteristics and was approximately $37.5 million as of December 29, 2012, and approximately $45.5 million as of December 31, 2011, both of which approximate carrying value as of those dates.

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

We maintain our cash with a several financial institutions. The balance exceeds federally insured limits. At December 29, 2012, and December 31, 2011, such balance exceeded the insured limit by $18.7 million and $10.8 million, respectively.

Comprehensive income (loss)

Comprehensive income (loss) is reported on the consolidated statements of comprehensive income (loss). Accumulated other comprehensive loss is reported on the consolidated balance sheets and the consolidated statements of shareholders’ equity.

Gains and losses on cash flow hedges, to the extent effective, are included in other comprehensive income (loss). Reclassification adjustments reflecting such gains and losses are recorded as income in the same period as the hedged items affect earnings. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 10.

Stock compensation

We use a fair-value based approach for measuring stock-based compensation and, therefore, record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Our Company’s awards vest based only on service conditions and compensation expense is recognized on a straight-line basis for each separately vesting portion of an award. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. We recorded compensation expense for stock based awards of $1.4 million before tax, or $0.02 per diluted share after-tax effect, $1.8 million before income tax, or $0.03 per diluted share after-tax effect, and $2.3 million before income tax, or $0.04 per diluted share after-tax effect, in the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

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

Our weighted average shares outstanding excludes underlying options of 0.5 million, 5.5 million and 4.4 million for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively, because their effects were anti-dilutive.

The table below presents the calculation of basic and diluted earnings per share, including a reconciliation of weighted average common shares:

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
(in thousands, except per share amounts)
Numerator:
Net income (loss)	$8,955	$(16,898)	$(14,495)

Denominator:
Weighted-average common shares – Basic	53,620	53,659	50,174
Add: Dilutive effect of stock compensation plans	1,642	—	—

Weighted-average common shares – Diluted	55,262	53,659	50,174

Net income (loss) per common share:
Basic	$0.17	$(0.31)	$(0.29)

Dilutive	$0.16	$(0.31)	$(0.29)

3. Recently Issued Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standard Updates (“ASU”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We have presented consecutive statements for all periods.

4. Consolidation and Restructurings

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida plant. During 2011, we recorded consolidation charges of $4.1 million, which includes $1.3 million of severance expense and $2.8 million of moving expenses. The classification of charges were $3.4 million within cost of goods sold, and the remaining $0.7 million within selling, general and administrative expenses in the accompanying consolidated statement of operations. The total charges recorded through December 31, 2011, for the consolidation are $6.2 million, $2.1 million having been recorded in December 2010, of which approximately less than $0.1 million and $1.8 million were accrued as of December 31, 2011, and January 1, 2011, respectively, and are classified in accounts payable and accrued liabilities within the accompanying condensed consolidated balance sheets. The unpaid severance expense as of December 31, 2011, was disbursed prior to the end of 2012.

The following table provides information with respect to the accrual for the severance related to the consolidation:

(in thousands)	Beginning of Year	Charged to Expense	Disbursed in Cash	End of Year
For the year ended December 29, 2012	$15	$—	$(15)	$—
For the year ended December 31, 2011	$1,812	$1,286	$(3,083)	$15
For the year ended January 1, 2011	$898	$2,053	$(1,139)	$1,812

5. Property, Plant and Equipment and Asset Held for Sale

The following table presents the composition of property, plant and equipment as of:

	December 29, 2012	December 31, 2011
	(in thousands)
Land	$3,802	$5,368
Buildings and improvements	36,572	41,318
Machinery and equipment	44,337	47,095
Vehicles	6,006	5,847
Software	12,965	13,518
Construction in progress	1,087	531

	104,769	113,677
Less accumulated depreciation	(63,549)	(65,071)

	$41,220	$48,606

In the second quarter of 2012, we entered into an agreement to list the Salisbury, North Carolina facility for sale with an agent, at which time the asset was moved to assets held for sale in the accompanying consolidated balance sheets. During the fourth quarter we accepted an offer to sell the property and the sale closed in the first quarter of 2013. The purchase price less closing costs is in excess of the current carrying costs. The facility’s carrying value was $5.3 million as of December 29, 2012. On January 23, 2013, the sale closed for approximately $8.0 million in cash (approximately $7.5 million net of selling costs).

6. Acquisition

On December 17, 2010, we exercised our option to acquire the intellectual property assets of Hurricane Window and Door Factory, LLC (“Hurricane”) of Ft. Myers, Florida. With this acquisition, we acquired, among other things, all of the intellectual property underlying our PremierVue line of vinyl impact-resistant windows and doors for the single- and multi-family residential markets. The purchase price was $2.8 million of which $2.6 million was paid at closing, and the remainder was paid during 2011. As of January 1, 2011, $0.2 million was included in accrued liabilities in the accompanying balance sheet. The carrying value of the intangible assets of $0.9 million and $1.8 million, respectively, are included in other intangible assets, net, in the accompanying balance sheets at December 29, 2012, and December 31, 2011. The intangible assets are being amortized on the straight-line basis over their estimated useful lives of approximately 3 years. Amortization expense of $0.9 million, $1.0 million, and less than $0.1 million is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

7. Other Intangible Assets

Other intangible assets are as follows as of:

	December 29, 2012	December 31, 2011	Useful Life (in years)
	(in thousands)
Other Intangible Assets
Trade names	$38,441	$38,441	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(49,701)	(44,131)

Subtotal	5,999	11,569

Hurricane intellectual assets	2,797	2,797	3
Less: Accumulated amortization	(1,910)	(977)

	887	1,820

Other intangible assets, net	$45,327	$51,830

Indefinite Lived Intangible Asset

The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. Although a qualitative assessment is permitted, we will continue to perform a quantitative test given recent fluctuations in the markets we serve. This test is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is determined using the relief from royalty method that is based upon the discounted projected cost savings (value) attributable to ownership of our trade names, our only indefinite lived intangible assets. We categorize these trade names as being valued using Level 3 inputs.

Given the decline in housing starts in 2011, the overall tightening of the credit markets, and our revised forecasts in 2011, all of which are impairment indicators, we performed the assessment of our trade names and an impairment was present. The assessment resulted in an impairment charge of $6.0 million for 2011. After this charge, intangible assets not subject to amortization totaled $38.4 million at December 31, 2011. No additional impairment was recorded during the year end December 29, 2012.

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

Our year-end test of trade names performed as of December 29, 2012, utilized net sales, which reflected the current market conditions and include modest growth in future years, a weighted average royalty rate of 4.0% and a discount rate of 14.3%. As of December 29, 2012, the estimated fair value of the trade names exceeded book value by approximately 47%, or $18.0 million. We believe our projected sales are reasonable based on available information regarding our industry. We also believe the royalty rate is appropriate and could improve over time based on market trends and information, including that which is set forth above. The discount rate was based on current financial market trends and will remain dependent on such trends in the future.

Amortizable Intangible Assets

As a result of the impairment indicators described above, we tested our amortizable intangible assets, which are our customer relationships and Hurricane intellectual assets, for impairment by comparing the estimated future undiscounted net cash flows expected to be generated by the asset group containing these assets to their carrying values and determined that there was no impairment for the year ended December 31, 2011. No impairment testing was performed during the years ended December 31, 2012, and January 1, 2011, due to the fact that there were no impairment indicators.

Estimated amortization of our customer relationships and Hurricane intellectual assets is as follows for future fiscal years:

(in thousands)
2013	$6,459
2014	427

Total	$6,886

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 29, 2012	December 31, 2011
	(in thousands)
Accrued warranty	$2,802	$2,793
Accrued payroll and benefits	2,521	1,582
Accrued property tax	814	819
Accrued interest	475	708
Accrued health claims insurance payable	388	542
Aluminum forward contracts	—	254
Other	874	905

	$7,874	$7,603

Other accrued liabilities are comprised primarily of unearned revenue related to customer deposits, state sales taxes and customer rebates.

9. Long Term Debt

Long-term debt consists of the following:

	December 29, 2012	December 31, 2011
	(in thousands)
Term note payable with a payment of $0.6 million due on April 2, 2016. A lump sum payment of $36.9 million is due on June 23, 2016. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At December 29, 2012, the average rate was 1.25% plus a margin of 3.50%.	$37,500	$45,500
Obligations under capital leases	—	50

	$37,500	$45,550
Less current portion of long-term debt and capital leases	—	(50)

	$37,500	$45,500

On June 23, 2011, PGT Industries, Inc. entered into a credit agreement (the “Credit Agreement”) with three lenders. The Credit Agreement replaces the Company’s second amended and restated credit agreement, dated as of February 14, 2006 (the “Old Credit Agreement”). The Credit Agreement provides for a $15.0 million revolving credit facility, a $48.0 million term loan facility and an uncommitted incremental facility in an amount of up to $25.0 million. The revolving credit facility commitment and the term loans under the Credit Agreement will mature five years from the date of the execution of the Credit Agreement. As of December 29, 2012, there were $1.1 million in letters of credit outstanding and $13.9 million available on the revolver.

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

In accordance with the Credit Agreement, we will pay quarterly fees on the unused portion of the revolving credit facility at a rate equal to 0.50% as well as a quarterly letter of credit fee at a rate per annum equal to the Eurodollar Margin for revolving loans based on the maximum undrawn face amount of any outstanding letters of credit. We also pay customary transaction charges in connection with any letters of credit. These fees are included in interest expense on the consolidated statements of operations. In connection with this refinancing, we wrote-off $0.4 million of deferred financing costs from the Old Credit Agreement, which are classified within other expense (income), net in the consolidated statement of operations for the year ended December 31, 2011.

The Credit Agreement imposes certain restrictions on us, including restrictions on our ability to: incur debt or provide guarantees; grant or suffer to exist liens; sell our assets; pay dividends or make other distributions in respect of capital stock; prepay certain indebtedness, make loans, advances, investments and acquisitions; change our line of business; engage in affiliate transactions; consummate mergers, consolidations or other fundamental transactions; and enter into agreements with negative pledge clauses. Commencing with the fiscal quarter ending on October 1, 2011, the Credit Agreement also requires us to maintain certain minimum interest coverage ratios and maximum leverage ratios, which are tested at the end of each fiscal quarter, and further provides for customary affirmative covenants (including obligations to hedge a portion of our interest rate risk) and events of default. This obligation was fulfilled with an interest rate cap. (See Note 10) We believe that we are in compliance with all restrictive financial covenants as of December 29, 2012.

PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents and such guarantee is secured by a lien on substantially all of the assets of our wholly owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

On November 15, 2012, we entered into the First Amendment (the “Amendment”) to the Credit Agreement dated as of June 23, 2011. The Amendment permits us to spend up to $20.0 million to repurchase our shares of common stock through a share repurchase program. Pursuant to the Amendment, we may make transfers from time to time of cash and cash equivalents into a designated account in an aggregate amount of up to $20.0 million, subject to certain customary conditions being satisfied on the date of any such transfer, and may withdraw any funds deposited in such account and return them to the Company. Funds in such designated account may only be spent to fund the share repurchase program or pay fees and expenses in connection with such program.

During 2012, we prepaid $8.0 million on the new Credit Agreement with cash generated from operations and expensed $285 thousand of associated debt issuance costs. This prepayment changed our required repayment schedule; however the final payment of all amounts outstanding (including accrued interest) is still due five years from the date of the execution of the Credit Agreement.

In connection with the cash proceeds from the sale of our Salisbury facility on January 23, 2013, we voluntarily repaid $7.5 million in debt on January 31, 2013, bringing our long term debt down to $30.0 million.

The contractual future maturities of long-term debt outstanding of December 29, 2012 are as follows (in thousands):

2013	$—
2014	—
2015	—
2016	37,500

Total	$37,500

Interest expense, net consisted of the following (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Long-term debt	$2,396	$3,040	$4,031
Debt fees	213	410	422
Amortization of deferred financing costs	857	813	773
Interest income	(20)	(59)	(72)

Interest expense	3,446	4,204	5,154
Capitalized interest	(9)	(36)	(31)

Interest expense, net	$3,437	$4,168	$5,123

10. Derivatives

Aluminum Forward Contracts

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. Our contracts are initially designated as cash flow hedges since they are believed to be highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum.

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

As of December 29, 2012, the fair value of our aluminum forward contracts was in a net asset position of approximately $20 thousand. We had 24 outstanding forward contracts for the purchase of 3.9 million pounds of aluminum at an average price of $0.94 per pound with maturity dates of between less than one month and 12 months through December 2013. We assessed the risk of non-performance of the counterparty on these contracts and recorded an immaterial adjustment to fair value as of December 29, 2012.

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

Interest Rate Contract

On August 8, 2011, we entered into a two year interest rate cap to hedge interest rate increases associated with 50% of our initial outstanding debt. We are exposed to changes in the LIBOR rate, should it increase over our floor established in the Credit Agreement of 1.25%. The cap indexes to quarterly LIBOR with a notional amount of $24,000,000, based on a strike rate of 1.25% payable quarterly, which will effectively cap our LIBOR rate at a maximum of 1.25% for that amount of debt. Changes in the intrinsic value of the cap are expected to offset the changes in cash flow (changes in interest payments) attributable to fluctuations in interest rates above 1.25%. This interest rate cap was not designated as a hedge; therefore, changes in the fair value and changes in intrinsic value are and will be included in the current period earnings as other expense (income), net in the consolidated statement of operations. At December 29, 2012, the fair value of our interest rate cap was in an asset position of less than $1 thousand. `

The fair value of our aluminum hedges and interest rate cap are classified in the accompanying consolidated balance sheets as follows (in thousands):

		December 29, 2012	December 31, 2011
Derivatives in a net asset (liability) position	Balance Sheet Location
Hedging instruments:
Aluminum forward contracts	Other Current Assets	$20	$—
Interest rate cap	Other Current Assets	—	28
Aluminum forward contracts	Accrued Liabilities	—	(254)

Total hedging instruments		$20	$(226)

Although it is our intent to have our aluminum hedges qualify as highly effective for reporting purposes, for the year ended December 29, 2012, they did not qualify as effective. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. During the third and fourth quarter of 2012, these contracts became ineffective and no longer qualify for hedge accounting. When a cashflow hedge becomes ineffective, and if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in other comprehensive income remain in other comprehensive income and are recognized in earnings in the period in which the hedged transaction affects earnings. The change in value of the aluminum forward contracts occurring after termination is recognized in other expense (income), net on the consolidated statements of operations.

For the years ended December 31, 2011, and January 1, 2011, our aluminum hedges qualified as highly effective for reporting purposes and the ineffective portion of the hedging instrument was not significant.

The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive income, net of tax, is $0.1 million as of December 29, 2012.

The following represents the gains (losses) on derivative financial instruments for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, and their classifications within the accompanying consolidated financial statements (in thousands):

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended				Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011		December 29, 2012	December 31, 2011	January 1, 2011
Aluminum contracts	$(24)	$(220)	$38	Cost of sales	$200	$335	$231

Derivatives in Cash Flow Hedging Relationships
				Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Year Ended
					December 29, 2012	December 31, 2011	January 1, 2011
Aluminum contracts				Other income or other expense	$208	$—	$19

11. Fair Value

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

The accounting guidance concerning fair value allows us to elect to measure financial instruments at fair value and report the changes in fair value through earnings. This election can only be made at certain specified dates and is irrevocable once made. We do not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather we make the election on an instrument-by-instrument basis as they are acquired or incurred.

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation:

	Fair Value Measurements at Reporting Date of Net Asset Using:
Description	December 29, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Aluminum forward contracts	$20	$—	$20	$—
Interest rate cap	—	—	—	—

Derivative financial instruments, net liability	$20	$—	$20	$—

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Aluminum forward contracts	$(254)	$—	$(254)	$—
Interest rate cap	28	—	28	—

Derivative financial instruments, net liability	$(226)	$—	$(226)	$—

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at December 29, 2012, and December 31, 2011, respectively (in thousands):

	December 29, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets and liabilities
Cash and cash equivalents	$18,743	$18,743	$10,940	$10,940
Accounts receivable, net	$13,997	$13,997	$13,830	$13,830
Accounts payable and accrued liabilities	$13,279	$13,279	$12,706	$12,706
Current portion of long-term debt	$—	$—	$—	$—
Long-term debt	$37,500	$37,500	$45,500	$45,500

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

Debt — The estimated fair value of this debt is based on Level 2 inputs of debt with similar terms and characteristics.

12. Income Taxes

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the “Income Tax Allocation”).

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Current:
Federal	$192	$—	$77
State	—	—	—

	192	—	77

Deferred:
Federal	—	(2,086)	—
State	(82)	(238)	—

	(82)	(2,324)	—

Income tax expense (benefit)	$110	$(2,324)	$77

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.8%	4.0%	4.0%
Alternative minimum tax	2.1%	—	—
Other	(0.9%)	(0.2%)	(0.4%)
Non-deductible expenses	0.3%	—	(0.3%)
State tax credits	—	—	(2.7%)
Valuation allowance on deferred tax assets	(39.1%)	(26.7%)	(36.1%)

	1.2%	12.1%	(0.5%)

Our effective combined federal and state tax rate was 1.2%, 12.1%, and (0.5%), for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively. Our tax rate is lower than the statutory rate for 2012, as we released a portion of our deferred tax asset valuation allowance to offset our regular tax expense. The $0.1 million of tax expense included in the consolidated statements of operations represents our alternative minimum tax obligation offset with the state tax impact for a change in our state tax rate.

The 12.1% tax rate for the year ended December 31, 2011, relates to the deferred tax impact on the impairment charge related to our trade names. Deferred tax liabilities related to our trade names are not available to be used to offset deferred tax assets when estimating the valuation allowance. All deferred tax assets created in 2011 were fully reserved with additional valuation allowances. The (0.5%) tax rate for year ended January 1, 2011 results from the difference between the provision recorded as of January 2, 2010, and the actual carry-back filed in 2010. Excluding the effects of these items, our 2012, 2011, and 2010 effective tax rates would have been 40.3%, 38.8% and 35.6%, respectively.

Deferred income taxes reflect the net tax effects of temporary difference between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax liability are as follows as of:

	December 29, 2012	December 31, 2011
	(in thousands)
Deferred tax assets:
State and federal net operating loss carryforwards	$7,332	$12,741
Goodwill	6,228	8,353
Compensation expense	2,819	2,336
Accrued warranty	1,381	1,635
Obsolete inventory	508	554
Other accruals	149	549
Allowance for doubtful accounts	288	308
AMT tax credits	479	287
Derivative financial instruments	—	99
Valuation allowance	(12,902)	(16,289)

Total deferred tax assets	$6,282	$10,573

Deferred tax liabilities:
Other indefinite lived intangible assets	$14,904	$14,991
Amortizable intangible assets	1,551	4,008
Property, plant and equipment	4,724	6,565
Derivative financial instruments	7	—

Total deferred tax liabilities	$21,186	$25,564

The amount of goodwill deductible for tax purposes was $63.8 million at the time of the 2004 acquisition, of which, $16.1 million and $21.4 million was unamortized as of December 29, 2012, and December 31, 2011, respectively.

The following table shows the current and noncurrent deferred tax (liabilities) assets, recorded on our consolidated balance sheets:

	December 29, 2012	December 31, 2011
	(in thousands)
Current deferred tax (liabilities) assets , net	$(46)	$50
Noncurrent deferred tax liabilities, net	(14,858)	(15,041)

Total deferred tax liabilities, net	$(14,904)	$(14,991)

In 2008, we established a valuation allowance with respect to the net deferred tax assets, excluding the $17.3 million deferred tax liability related to trade names. Driven by the goodwill and other intangible impairment charges, our cumulative losses over the fiscal years 2006-2008, in addition to the significant downturn in our primary industry of home construction, led us to conclude that sufficient negative evidence exists that it is deemed more likely than not future taxable income will not be sufficient to realize the related income tax benefits. We also established a valuation allowance for net deferred tax assets created in the years 2009 thru 2012.

As of December 31, 2011, we recognized a $2.3 million deferred tax benefit from the impairment of our trade name. The remaining deferred tax liability related to trade names is $14.9 million as of December 29, 2012.

We estimate that we have $17.5 million of federal net operating loss carry forwards and $44.3 million of state operating loss carryforwards expiring at various dates through 2031.

We have not recognized any material liability for unrecognized tax benefits; however, should we accrue for such liabilities when and if they arise in the future we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision. The Internal Revenue Service is currently auditing 2005, 2008, 2009, and 2010. We expect no material adjustments to come from the audit.

13. Commitments and Contingencies

We lease production equipment, vehicles, computer equipment, storage units and office equipment under operating leases expiring at various times through 2016. Lease expense was $1.2 million, $1.7 million, and $2.3 million for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively. Future minimum lease commitments for non-cancelable operating leases are as follows at December 29, 2012 (in thousands):

2013	$1,291
2014	852
2015	542
2016	493
2017	281

Total	$3,459

Through the terms of certain of our leases, we have the option to purchase the leased equipment for cash in an amount equal to its then fair market value plus all applicable taxes.

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If these programs were cancelled by us, we would be required to pay $1.7 million for various materials. During the years ended December 29, 2012, December 31, 2011, and January 1, 2011, we made purchases under these programs totaling $57.0 million, $62.9 million, and $63.0 million, respectively.

At December 29, 2012, we had $1.1 million in standby letters of credit related to our worker’s compensation insurance coverage and commitments to purchase equipment of $0.1 million.

We are a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of those proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on our operations, financial position or cash flows.

14. Employee Benefit Plans

We have a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. We currently make matching contributions based on our operating results. For the year ended December 29, 2012, there was an average matching contribution of 1% made at various times during the year. For the years ended December 31, 2011, and January 1, 2011, there was no company matching contribution. Company contributions and earnings thereon vest at the rate of 20% per year of service with us when at least 1,000 hours are worked within the Plan year. We recognized expense of $0.5 million for the year ended December 29, 2012, and no expense for the years ended December 31, 2011, and January 1, 2011.

15. Related Parties

In the ordinary course of business, we sell windows to Builders FirstSource, Inc., a company controlled by affiliates of JLL Partners, Inc. One of our directors, Floyd F. Sherman, is the president, chief executive officer, and a director of Builders FirstSource, Inc., and another, Brett Milgrim, is also a director. In addition, Paul S. Levy who is affiliated with JLL Partners, Inc. is a director of Builders FirstSource, Inc. Total net sales to Builders FirstSource, Inc. were $4.5 million, $3.7 million and $2.8 million for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively. As of December 29, 2012, and December 31, 2011, there was $0.6 million and $0.6 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

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

On November 15, 2012, the Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases are funded from existing cash resources and cash generated by the Company’s operating activities. All share repurchases will be made in accordance with Rule 10b5-1 and Rule 10b-18, as applicable, of the Securities Exchange Act of 1934 as to the timing, pricing, and volume of such transactions. The Company acquired 922,694 shares of the Company’s common stock at a cost of $3.9 million. These reacquired shares were placed in treasury. There were 52.8 million shares and 53.7 million shares of common stock outstanding, net of common stock held in treasury, at December 29, 2012, and December 31, 2011, respectively.

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

In conjunction with the 2004 Plan we granted option shares at various times in 2004 and 2005 at an exercise price of $8.64 per share. These options have a ten-year life and fully vest after five years. No options or restricted share awards were granted under the 2004 Plan during 2012, 2011, or 2010. There were 1,965,888, 1,965,888 and 1,965,888 shares available for grant under the 2004 Plan at December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

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

There were 472,035, 1,092,310, and 1,127,310 shares available for grant under the 2006 Plan at December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

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

New Issuances

During 2012, we issued 673,390 options to certain directors, executives and non-executive employees of the Company. These options vest at various time periods through 2017 and have a weighted average exercise price of $2.42 based on the NASDAQ market price of the underlying common stock on the close of business on the day the options were granted.

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

The compensation cost that was charged against income for stock compensation plans was $1.4 million, $1.8 million, and $2.3 million, respectively, for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no income tax benefit recognized for share-based compensation for the years ended December 29, 2012, December 31, 2011, and January 1, 2011 as a result of the valuation allowance on deferred taxes. We currently expect to satisfy share-based awards with registered shares available to be issued.

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 2006 Plan in the following years:

2012: dividend yield of 0%, expected volatility of 70.38%, risk-free interest rate 0.8%, and expected life of 5 years.

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

Stock Options

A summary of the status of our stock options as of December 29, 2012, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2011	6,665,708	$1.90
Granted	673,390	$2.42
Exercised	(66,838)	$1.39
Forfeited/Expired	(53,115)	$2.00

Outstanding at December 29, 2012	7,219,145	$1.95	6.4 Years

Exercisable at December 29, 2012	3,635,210	$1.95	5.4 Years

Options granted in 2012 have a 10-year contractual life and vest on a straight-line basis over a weighted average of 5.0 years.

The following table summarizes information about employee stock options outstanding at December 29, 2012, (dollars in thousands, except per share amounts):

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value
$0.38	1.1 Years	75,596	$316	75,596	$316
$1.51	1.1 Years	790,742	2,412	790,742	2,412
$8.64	1.4 Years	22,510	—	22,510	—
$0.92	3.1 Years	247,268	900	247,268	900
$1.60-$2.31	7.2 Years	5,653,029	14,468	2,499,094	6,407
$2.59-$3.25	9.4 Years	430,000	828	—	—

				—
		7,219,145	$18,924	3,635,210	$10,035

The weighted average fair value of options granted during the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, was $2.42, $2.21, and $1.25, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of December 29, 2012, was $18.9 million and $10.0 million, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of December 31, 2011, was $0.1 million and $0.1 million, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of January 1, 2011, was $3.8 million and $1.2 million, respectively. The total grant date fair value of options vested during the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, was $1.6 million, $1.8 million and $0.4 million, respectively.

For the fiscal years ended December 29, 2012, we received $0.1 million in proceeds from the exercise of 66,838 options for which there was no tax benefit realized. The aggregate intrinsic value of stock options exercised during the fiscal year ended December 29, 2012 was $0.1 million. For the fiscal years December 31, 2011, and January 1, 2011, there were no exercises of stock options and therefore no proceeds received or tax benefits recognized.

As of December 29, 2012, there was $1.3 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted which is expected to be recognized in earnings straight-line over a weighted average period of 1.6 years.

Non-Vested (Restricted) Share Awards

During the years ended December 29, 2012, and December 31, 2011, no non-vested share awards were granted.

A summary of the status of non-vested share awards as of December 29, 2012, and changes during the year then ended are presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2011	10,639	$0.92
Granted	—	$—
Vested	(10,639)	$0.92
Forfeited/Expired	—	$—

Outstanding at December 29, 2012	—	$—

As of December 29, 2012, all compensation cost related to non-vested share awards was recognized.

18. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss for fiscal 2012, 2011 and 2010:

(in thousands)	Aluminum Forward Contracts	Valuation Allowance	Total
Balance at January 2, 2010	$(1,501)	$470	$(1,031)
Changes in fair value	38	—	38
Reclassification to earnings	(250)	—	(250)
Tax effect	82	(82)	—

Balance at January 1, 2011	(1,631)	388	(1,243)
Changes in fair value	(220)	—	(220)
Reclassification to earnings	(335)	—	(335)
Tax effect	216	(216)	—

Balance at December 31, 2011	(1,970)	172	(1,798)
Changes in fair value	(24)	—	(24)
Reclassification to earnings	408	—	408
Tax effect	(148)	148	—

Balance at December 29, 2012	$(1,734)	$320	$(1,414)

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

Sales by product group are as follows:

	Years Ended
(in millions)	December 29, 2012	December 31, 2011	January 1, 2011
Product category:
Impact Window and Door Products	$130.1	$120.9	$122.5
Other Window and Door Products	44.4	46.4	53.2

Total net sales	$174.5	$167.3	$175.7

20. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2012 and 2011 (in thousands, except per share amounts):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$38,100	$46,486	$44,743	$45,211
Gross profit	11,936	16,481	15,242	16,009
Net (loss) income	(652)	3,690	2,722	3,194
Net (loss) income per share – basic	$(0.01)	$0.07	$0.05	$0.06
Net (loss) income per share – diluted	$(0.01)	$0.07	$0.05	$0.05

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$40,644	$45,171	$45,751	$35,709
Gross profit	8,257	8,977	12,915	8,956
Net (loss) income	(5,789)	(5,037)	241	(6,313)
Net (loss) income per share – basic	$(0.11)	$(0.09)	$0.00	$(0.12)
Net (loss) income per share – diluted	$(0.11)	$(0.09)	$0.00	$(0.12)
Items included in the determination of net (loss) income that may affect comparability, before tax effect:
Consolidation/restructuring charges	$(2,632)	$(1,367)	$(107)	$—
Impairment charges	—	—	—	(5,959)
Gain on equipment sales	—	—	—	875
Manufacturing inefficienies	—	(3,371)	(634)	—
Write-off deferred financing costs	—	(420)	—	—

Earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share. Each of our fiscal quarters above consists of 13 weeks and ended on the last Saturday of the period.

During the fourth quarter of 2012, we increased revenues by $0.5 million for the reversal of estimated revenues associated with a customer promotion program that ended with rebate redemptions below our estimate. The promotional activity and associated estimated revenue reserves impacted the second, third and fourth, quarters of 2012.

During the fourth quarter of 2011, we increased net sales by $0.3 million for an immaterial error affecting certain prior periods. In addition, in the third quarter of 2011, we increased selling, general and administrative expenses by $0.3 million for an immaterial error affecting certain prior periods. These errors do not have a material impact on the unaudited quarterly financial data.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act as of December 29, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 29, 2012, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning System (“ERP System”). We expect to continue this implementation in phases over the course of the next nine to twelve months. The implementation of this ERP System has effected and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

We have evaluated the effectiveness of our internal control over financial reporting as of December 29, 2012. The evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.

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

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Significant Employees of the Registrant

Name	Age	Position
Rodney Hershberger	56	President, Chief Executive Officer, and Director
Jeffrey T. Jackson	47	Executive Vice President of Operations and Chief Financial Officer
Mario Ferrucci III	49	Vice President and General Counsel
Todd Antonelli	39	Vice President – Sales and Marketing
David McCutcheon	47	Vice President – Supply Chain
Deborah L. LaPinska	51	Vice President – Customer Relations
Monte Burns	53	Vice President – Operations

Rodney Hershberger, President, Chief Executive Officer, and Director. Mr. Hershberger, a co-founder of PGT Industries, Inc., has served our Company for over 32 years. Mr. Hershberger was named President and Director in 2004 and became our Chief Executive Officer in March 2005. In 2003, Mr. Hershberger became Executive Vice President and Chief Operating Officer and oversaw our Company’s Florida and North Carolina operations, sales, marketing, and engineering groups. Previously, Mr. Hershberger led the manufacturing, transportation, and logistics operations in Florida and served as vice president of customer service. The Board recognizes Mr. Hershberger’s over 30 years of experience with the Company in the Florida market and the position of respect he has earned throughout the industry through his thoughtful and honest leadership as well as his knowledge, skill and reputation as driving great value to the Company and its stockholders.

Jeffrey T. Jackson, Executive Vice President and Chief Financial Officer. Mr. Jackson joined PGT in November 2005 and helped lead our Company’s IPO in 2006. Mr. Jackson is responsible for all aspects of our Company’s operations from Supply Chain to Manufacturing and our Chief Financial Officer. Prior to joining us, he served in various Executive Management roles, including Division Chief Financial Officer, Vice President Corporate Controller, and Senior Vice President of Operations. Mr. Jackson earned a B.B.A. from the University of West Georgia and is a Certified Public Accountant in both Georgia and California. Mr. Jackson currently serves on the Board of Directors of Loar Group and is also Chairman of its audit committee.

Mario Ferrucci III, Vice President – General Counsel. Mr. Ferrucci joined PGT in April 2006 and is responsible for PGT’s Corporate Governance and Compliance as well as our Engineering, Information Systems, and Code Compliance departments, and our Strategic Planning process. Previously a member of Skadden, Arps, Slate, Meagher & Flom LLP, and Walker Digital, LLC. Mr. Ferrucci graduated magna cum laude from Widener University School of Law, earning an M.A.A.B.T. from the University of Connecticut and B.A. from Colby College. He is a member of the Delaware Bar Association.

Todd Antonelli, Vice President – Sales and Marketing. Mr. Antonelli joined PGT in 2012 as Vice President of Sales and Marketing. He has over 16 years of Sales and Marketing experience in the building construction industry. Prior to joining us, Mr. Antonelli held increasing sales responsibilities with the Masco Corporation, which he joined in 2001. Mr. Antonelli earned a B.A. from California State University and an M.B.A. from California Lutheran University.

David McCutcheon, Vice President – Supply Chain. Mr. McCutcheon joined PGT in 1997. He directs Strategic Purchasing, Materials Management, and Transportation Logistics. Mr. McCutcheon has over fifteen years of management experience in Manufacturing Operations and Engineering. Mr. McCutcheon earned a B.S. in Electrical Engineering from Purdue University and an M.B.A. from The Ohio State University.

Deborah L. LaPinska, Vice President – Customer Relations. Ms. LaPinska joined PGT in 1991 and has held increasing responsibilities during her career, currently serving as Vice President of Customer Relations. She led customer service, transportation, sales, marketing and our field service departments. Ms. LaPinska earned a B.A. in Business Management from Eckerd College.

Monte Burns, Vice President – Operations. Mr. Burns joined PGT in 1981 and held increasing responsibilities within our Company. He currently serves as Vice President of manufacturing. During his tenure, Mr. Burns has been responsible for operations in PGT’s Salisbury, NC plant, Area Leader of Glass operations in our Florida facility and Business Unit Manager.

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

(2) Financial statement schedules are omitted because they are either not applicable or not material.

(3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010 , Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.2	Amended and Restated Security Holders’ Agreement, by and among PGT, Inc., JLL Partners Fund IV, L.P., and the stockholders named therein, dated as of June 27, 2006 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2006, Registration No. 000-52059)

4.3	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1	Credit Agreement between PGT, Inc., PGT Industries, Inc., General Electric Capital Corporation, as administrative agent, collateral agent, swing line lender, L/C issuer and lender, GE Capital Markets, Inc. and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and bookrunners, and SunTrust Bank, as syndication agent, L/C issuer, and lender, and the other lender named therein, dated as of June 23, 2011, (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 23, 2011, filed with the Securities and Exchange Commission on June 23, 2011, Registration No. 000-52059)

10.2	First Amendment to the Credit Agreement, dated as of November 15, 2012, among the Company, General Electric Capital Corporation, as administrative agent and collateral agent, and the lenders and other parties party thereto, amending the Credit Agreement dated as of June 23, 2011, (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 15, 2012, filed with the Securities and Exchange Commission on November 15, 2012, Registration No. 000-52059)

10.3	Supply Agreement, executed on January 7, 2013, by and between PPG Industries, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 7, 2013, filed with the Securities and Exchange Commission on January 8, 2013, Registration No. 000-52059)

10.4	Sales Contract, executed on December 21, 2012, by and between E. I. du Pont de Nemours and Company, through its Packaging and Industrial Polymers business, and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 21, 2012, filed with the Securities and Exchange Commission on December 21, 2012, Registration No. 000-52059)

10.5	Supply Agreement, executed on January 11, 2013, by and between, PGT Industries, Inc. and SAPA Extruder, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 11, 2013, filed with the Securities and Exchange Commission on January 14, 2013, Registration No. 000-52059)

10.6	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.8	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.9	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, David B. McCutcheon and Todd Antonelli (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.11	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.12	Form of PGT, Inc. Rollover Stock Option Agreement (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.13	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: March 1, 2013	/s/ RODNEY HERSHBERGER
Rodney Hershberger
President and Chief Executive Officer

Date: March 1, 2013	/s/ JEFFREY T. JACKSON
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

Signature	Title	Date

/s/ RODNEY HERSHBERGER	President and Chief Executive Officer (Principal Executive Officer and Director)	March 1, 2013
Rodney Hershberger

/s/ JEFFREY T. JACKSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013
Jeffrey T. Jackson

/s/ PAUL S. LEVY	Chairman and Director	March 1, 2013
Paul S. Levy

/s/ ALEXANDER R. CASTALDI	Director	March 1, 2013
Alexander R. Castaldi

/s/ RICHARD D. FEINTUCH	Director	March 1, 2013
Richard D. Feintuch

/s/ M. JOSEPH MCHUGH	Director	March 1, 2013
M. Joseph McHugh

/s/ FLOYD F. SHERMAN	Director	March 1, 2013
Floyd F. Sherman

/s/ RANDY L. WHITE	Director	March 1, 2013
Randy L. White

/s/ BRETT N. MILGRIM	Director	March 1, 2013
Brett N. Milgrim

/s/ WILLIAM J. MORGAN	Director	March 1, 2013
William J. Morgan

/s/ DANIEL AGROSKIN	Director	March 1, 2013
Daniel Agroskin

/s/ EUGENE HAHN	Director	March 1, 2013
Eugene Hahn

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO THEIR GAAP EQUIVALENTS

(unaudited - in thousands, except per share amounts)

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Reconciliation to EBITDA and Adjusted EBITDA: (1)
Net income/(loss)	$8,955	$(16,898)	$(14,495)
Reconciling items:
Depreciation and amortization expense	12,233	14,092	15,208
Interest expense	3,437	4,168	5,123
Income tax (benefit) expense	110	(2,324)	77

EBITDA	24,735	(962)	5,913
Intangible impairment charges (2)	—	5,959	—
Asset impairment charges (3)	—	—	5,561
Consolidation charge (4)	—	4,106	2,053
Gain on Equipment Sales (5)	—	(875)	—
Manufacturing inefficiencies (6)	—	4,005	—
Write off deferred financing costs (7)	—	420	—

Adjusted EBITDA	$24,735	$12,653	$13,527

Adjusted EBITDA as percentage of net sales	14.2%	7.6%	7.7%

(1)	This Appendix above includes financial measures and terms not calculated in accordance with generally accepted accounting principles in the United States (GAAP). We believe that presentation of non-GAAP measures such as EBITDA and adjusted EBITDA provides investors and analysts with an alternative method for assessing our operating results in a manner that enables investors and analysts to more thoroughly evaluate our current performance compared to past performance. We also believe these non-GAAP measures provide investors with a better baseline for assessing our future earnings potential. The non-GAAP measures included in this appendix are provided to give investors access to types of measures that we use in analyzing our results.

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