Form 10-Q
period 2013-03-30
PGT, Inc.
filed 2013-05-03
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Common Stock, $0.01 par value 52,107,465 shares, as of April 30, 2013.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Three Months Ended
	March 30,	March 31,
	2013	2012
	(unaudited)
Net sales	$49,563	$38,100
Cost of sales	32,004	26,164

Gross margin	17,559	11,936

Selling, general and administrative expenses	13,024	11,708
Gain on sale of assets held for sale	(2,195)	—

Income from operations	6,730	228

Interest expense, net	813	858
Other expense, net	216	22

Income (loss) before income taxes	5,701	(652)

Income tax expense	437	—

Net income (loss)	$5,264	$(652)

Net income (loss) per common share:
Basic	$0.10	$(0.01)

Diluted	$0.09	$(0.01)

Weighted average shares outstanding:

Basic	52,517	53,664

Diluted	56,893	53,664

Comprehensive income (loss)	$5,106	$(376)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	March 30,	December 29,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,290	$18,743
Accounts receivable, net	18,871	13,997
Inventories	13,489	11,529
Prepaid expenses	626	916
Assets held for sale	—	5,259
Other current assets	3,114	2,886

Total current assets	50,390	53,330

Property, plant and equipment, net	40,597	41,220
Intangible assets, net	43,701	45,327
Other assets, net	1,117	1,440

Total assets	$135,805	$141,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,617	$13,279
Deferred income taxes	46	46

Total current liabilities	15,663	13,325

Long-term debt	30,000	37,500
Deferred income taxes	14,858	14,858
Other liabilities	1,291	1,424

Total liabilities	61,812	67,107

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 54,015 and 53,737 shares issued and 52,025 and 52,814 shares outstanding at March 30, 2013, and December 29, 2012, respectively	540	537
Additional paid-in-capital	275,040	274,275
Accumulated other comprehensive loss	(1,572)	(1,414)
Accumulated deficit	(189,969)	(195,233)

Subtotal shareholders’ equity	84,039	78,165

Less Treasury stock at cost	(10,046)	(3,955)

Total shareholders’ equity	73,993	74,210

Total liabilities and shareholders’ equity	$135,805	$141,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 30,	March 31,
	2013	2012
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$5,264	$(652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,235	1,511
Amortization	1,626	1,626
Provision for allowances of doubtful accounts	(103)	(20)
Amortization and write off of deferred financing costs	389	151
Stock-based compensation	316	314
Derivative financial instruments	252	(22)
Gain on disposal of assets	(2,178)	(14)
Change in operating assets and liabilities:
Accounts receivable	(4,955)	(814)
Inventories	(1,960)	(717)
Prepaid and other assets	(23)	(123)
Accounts payable, accrued and other liabilities	1,991	2,785

Net cash provided by operating activities	1,854	4,025

Cash flows from investing activities:
Purchases of property, plant and equipment	(637)	(931)
Proceeds from sales of assets	7,470	—
Net change in margin account for derivative financial instruments	—	16

Net cash provided by (used in) investing activities	6,833	(915)

Cash flows from financing activities:
Payments of long-term debt	(7,500)	—
Purchases of treasury stock	(6,091)	—
Proceeds from exercise of stock options	451	—
Payments of capital leases	—	(30)

Net cash used in financing activities	(13,140)	(30)

Net (decrease) increase in cash and cash equivalents	(4,453)	3,080
Cash and cash equivalents at beginning of period	18,743	10,940

Cash and cash equivalents at end of period	$14,290	$14,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc. (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended March 30, 2013, and March 31, 2012, consisted of 13 weeks.

The condensed consolidated balance sheet as of December 29, 2012, is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 29, 2012, and the unaudited condensed consolidated financial statements as of and for the period ended March 30, 2013, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 29, 2012, included in the Company’s most recent Form 10-K annual report. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-11 Disclosures about Offsetting Assets and Liabilities. Subsequently, in February 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. These updates amended the guidance related to disclosures about offsetting assets and liabilities, including recognized financial instruments and derivatives. The provisions of the amended guidance became effective for us beginning in the first quarter of 2013. We adopted this standard in the first quarter of 2013 and additional disclosures have been made to the comply with the standard.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance amends the requirements of ASC 220, Comprehensive Income. The goal behind the amendments is to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. It does not change current requirements for reporting net income or other comprehensive income in the financial statements. The provisions of the amended guidance became effective for us beginning in the first quarter of 2013. We adopted this standard in the first quarter of 2013 and additional disclosures have been made to comply with the standard.

NOTE 2. WARRANTY

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

The following provides information with respect to our warranty accrual:

	Beginning	Charged			End of
Accrued Warranty	of Period	Expense	Adjustments	Settlements	Period
	(in thousands)
Three months ended March 30, 2013	$3,858	$744	$(188)	$(841)	$3,573
Three months ended March 31, 2012	$4,406	$762	$103	$(870)	$4,401

NOTE 3. INVENTORIES

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

	March 30,	December 29,
	2013	2012
	(in thousands)

Raw materials	$11,440	$10,477
Work in progress	378	256
Finished goods	1,671	796

	$13,489	$11,529

NOTE 4. STOCK COMPENSATION EXPENSE

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.3 million for the first quarter of 2013 and $0.3 million for the first quarter of 2012. As of March 30, 2013, and March 31, 2012, there was $1.0 million and $1.4 million, respectively, of total unrecognized compensation cost related to non-vested stock option agreements. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.5 years.

Exercises

In the first quarter of 2013, there were 278,298 options exercised at a weighted average exercise price of $1.62 per share.

NOTE 5. NET INCOME (LOSS) PER COMMON SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Our weighted average shares outstanding for the three months ended March 30, 2013 and March 31, 2012, excludes underlying options of 22 thousand and 5.5 million respectively, because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended
	March 30,	March 31,
	2013	2012
	(in thousands, except per share amounts)

Net income (loss)	$5,264	$(652)

Weighted-average common shares - Basic	52,517	53,664
Add: Dilutive effect of stock compensation plans	4,376	—

Weighted-average common shares - Diluted	56,893	53,664

Net income (loss) per common share:
Basic	$0.10	$(0.01)

Diluted	$0.09	$(0.01)

NOTE 6. INTANGIBLE ASSETS

Intangible assets are as follows:

			Original
	March 30,	December 29,	Useful Life
	2013	2012	(in years)
	(in thousands)
Intangible assets:
Trade names	$38,441	$38,441	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(51,094)	(49,701)

Subtotal	4,606	5,999

Hurricane intellectual assets	2,797	2,797	3
Less: Accumulated amortization	(2,143)	(1,910)

Subtotal	654	887

Intangible assets, net	$43,701	$45,327

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

Our year-end test of trade names, performed as of December 29, 2012, utilized a weighted average royalty rate of 4.0% and a discount rate of 14.3%. As of December 29, 2012, the estimated fair value of the trade names exceeded book value by approximately 47%, or $18.0 million. We believe our projected sales are reasonable based on available information regarding our industry and the core markets that we serve. We also believe the royalty rate is appropriate and could improve over time based on market trends and information, including that which is set forth above. The discount rate was based on current financial market trends and will remain dependent on such trends in the future.

No impairment test was conducted as of March 30, 2013, because no impairment indicators were identified that require us to perform this test prior to our annual test at December 28, 2013. We will continue to monitor and evaluate potential impairment indicators.

Amortizable Intangible Assets

We perform an impairment test on our amortizable intangible assets any time that impairment indicators exist. Such assets include our customer relationships asset and the intellectual property assets acquired upon exercise of the option to purchase the Hurricane Window and Door Technology assets in December 2010, which underlie our PremierVue product line. No such impairment indicators were identified as of March 30, 2013. We will continue to monitor and evaluate potential impairment indicators.

NOTE 7. LONG-TERM DEBT

On June 23, 2011, PGT Industries, Inc. entered into a credit agreement (the “Credit Agreement”) with three lenders; General Electric Capital Corporation, GE Capital Financial, Inc., and SunTrust Bank. The Credit Agreement provides for a $15.0 million revolving credit facility, a $48.0 million term loan facility, of which $30 million was outstanding as of March 30, 2013, and an uncommitted incremental facility in an amount of up to $25.0 million. The revolving credit facility commitment and the term loans under the Credit Agreement will mature five years from the date of the execution of the Credit Agreement. As of March 30, 2013, there were $1.1 million of letters of credit outstanding and $13.9 million available on the revolver.

The Credit Agreement imposes certain restrictions on us, including restrictions on our ability to: incur debt or provide guarantees; grant or suffer to exist liens; sell certain material assets; pay dividends or make other distributions in respect of capital stock; prepay certain indebtedness, make loans, advances, investments and acquisitions; change our line of business; engage in affiliate transactions; consummate mergers, consolidations or other fundamental transactions; and enter into agreements with negative pledge clauses. The Credit Agreement also requires us to maintain certain minimum interest coverage ratios and maximum leverage ratios, which are tested at the end of each fiscal quarter. We were in compliance with all covenants as of March 30, 2013.

PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents, and such guarantee is secured by a lien on substantially all of the assets of our wholly-owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

In connection with the cash proceeds from the sale of our Salisbury facility on January 23, 2013, we voluntarily prepaid $7.5 million of debt on January 31, 2013, bringing our gross long-term debt to $30.0 million.

The contractual future maturities of long-term debt outstanding as of March 30, 2013, are as follows:

(in thousands)
2013	$—
2014	—
2015	—
2016	30,000

Total	$30,000

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three months ended March 30, 2013 and March 31, 2012:

	Aluminum
	Forward	Valuation
	Contracts	Allowance	Total
	(in thousands)
Balance at December 29, 2012	$(1,734)	$320	$(1,414)
Other comprehensive loss before reclassification	(158)	—	(158)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Tax effect	61	(61)	—

Net current-period other comprehensive loss	(97)	(61)	(158)

Balance at March 30, 2013	$(1,831)	$259	$(1,572)

	Aluminum Forward Contracts	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2011	$(1,970)	$172	$(1,798)

Other comprehensive income before reclassification	251	—	251

Amounts reclassified from accumulated other comprehensive loss	25	—	25
Tax effect	(108)	108	—

Net current-period other comprehensive income	168	108	276

Balance at March 31, 2012	$(1,802)	$280	$(1,522)

Reclassification out of accumulated other comprehensive loss for the three months ended March 30, 2013, and March 31, 2012.

	Amount reclassifed from Accumulated Other Comprehensive Loss		Affected line item in statement where Net Income is presented
Detail about accumulated other comprehensive loss components	March 30, 2013	March 31, 2012
	(in thousands)
Aluminum Forward Contracts
Effective Portion of aluminum forward contracts	$—	$25	Cost of Sales
Tax effect	—	(10)	Tax expense

	$—	$15	Net of Tax

Valuation Allowance
Change in Tax Valuation Allowance	$0	$10	Tax expense

	$0	$10	Net of Tax

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NOTE 10. INCOME TAXES

Our tax rate of 7.7% is lower than the statutory rate in the three months ended March 30, 2013, as we released a portion of our deferred tax asset valuation allowance to offset a portion of our regular tax expense. The rate is based on an estimated annual rate excluding the potential impact of discrete events. While there were no discrete events during the three months ended March 30, 2013, a future release of a valuation allowance on deferred tax assets in excess of our regular tax expense would be considered a discrete event.

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

At March 30, 2013, the fair value of our aluminum forward contracts was in a net liability position of $0.4 million. We had 36 outstanding forward contracts for the purchase of 8.0 million pounds of aluminum, approximately 45% of our anticipated needs through May 2014, at an average price of $0.92 per pound with maturity dates of between less than one month and fifteen months. We assessed the risk of non-performance of the Company to these contracts and recorded an immaterial adjustment to fair value as of March 30, 2013.

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

Although it is our intent to have our aluminum hedges qualify as highly effective for reporting purposes, for the three months ended March 30, 2013, 18 of our 36 outstanding contracts did not qualify as effective. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. When a cashflow hedge becomes ineffective, and if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in other comprehensive income (loss) remain in other comprehensive income (loss) and are recognized in earnings in the period in which the hedged transaction affects earnings. The change in value of the aluminum forward contracts occurring after ineffectiveness is recognized in other expense (income), net on the consolidated statements of comprehensive income (loss). We do not expect the gains or losses recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (unaudited) as of March 30, 2013 that will be reclassified to earnings within the next 12 months to be material.

For the year ended December 29, 2012, our aluminum hedges did not qualify as effective for reporting purposes and amounts previously recorded in other comprehensive income (loss) remain in other comprehensive income (loss) and are recognized in earnings in the period in which the hedged transaction affects earnings. The change in value of the aluminum forward contracts occurring after ineffectiveness is recognized in other expense (income), net on the consolidated statements of comprehensive income (loss). The impact of the offsetting derivative instrument is depicted below:

As of March 30, 2013
(in thousands)
				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts offset in Balance Sheet	Net amounts of Assets Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Aluminum Forward Contract	$—	$—	$—	$—	$—	$—

As of March 30, 2013
(in thousands)
				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts offset in Balance Sheet	Net amounts of Liabilities Presented in Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum Forward Contract	$378	$—	$378	$—	$—	$378

As of December 29, 2012
(in thousands)
				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts offset in Balance Sheet	Net amounts of Assets Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Aluminum Forward Contract	$53	$(33)	$20	$—	$—	$20

As of December 29, 2012
in thousands)
				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts offset in Balance Sheet	Net amounts of Liabilities Presented in Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum Forward Contract	$33	$(33)	$—	$—	$—	$—

Derivative Financial Instruments – Interest Rate Contract

On August 8, 2011, we entered into a two year interest rate cap to offset the interest rate fluctuation associated with 50% of our initial outstanding long term debt. We are exposed to changes in the LIBOR rate, should it increase over our floor established in the Credit Agreement of 1.25%. The cap indexes to quarterly LIBOR with a notional amount of $24 million, based on a strike rate of 1.25% payable quarterly, which will effectively fix our LIBOR rate at a maximum of 1.25% for that amount of debt. Changes in the intrinsic value of the cap are expected to offset the changes in cash flow (changes in interest payments) attributable to fluctuations in interest rates above 1.25%. This interest rate cap was not designated as a hedge; therefore, changes in the fair value and changes in intrinsic value are and will be included in the current period earnings as Other expense (income), net in the consolidated statements of comprehensive income (loss). At March 30, 2013 and March 31, 2012, the fair value of our interest rate cap was in an asset position of less than $10 thousand.

The fair value of the aluminium hedges and interest rate cap are classified in the accompanying consolidated balance sheets as follows:

		March 30,	December 29,
		2013	2012
		(in thousands)
Derivatives in a net asset (liability) position	Balance Sheet Location
Interest rate cap	Other Current Assets	$—	$—
Aluminum forward contracts	Other Current Assets	$—	$20
Aluminum forward contracts	Accrued Liabilities	$378	$—

The following represents the gains (losses) on derivative financial instruments for the three months ended March 30, 2013, and March 31, 2012, and their classifications within the accompanying condensed consolidated financial statements:

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	(in thousands)			(in thousands)
	March 30,	March 31,		March 30,	March 31,
	2013	2012		2013	2012
Aluminum contracts	$157	$251	Cost of sales	$—	$25

			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion)
				Three Months Ended
				(in thousands)
				March 30, 2013	March 31, 2012
Aluminum contracts			Other expense, net	$252	$—

NOTE 12. FAIR VALUE

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

	Fair Value Measurements at Reporting Date
	of Net Asset (Liability) Using:
	(in thousands)
Description	March 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Aluminum forward contracts	$(378)	$—	$(378)	$—
Interest Rate Cap	—	—	—	—

Derivative financial instruments, net liability	$(378)	$—	$(378)	$—

Description	December 29, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Aluminum forward contracts	$20	$—	$20	$—
Interest rate cap	—	—	—	—

Derivative financial instruments, net asset	$20	$—	$20	$—

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at March 30, 2013, and December 29, 2012, respectively:

	March 30, 2013		December 29, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial assets and liabilities
Cash and cash equivalents	$14,290	$14,290	$18,743	$18,743
Accounts receivable, net	$18,871	$18,871	$13,997	$13,997
Accounts payable and accrued liabilities	$15,617	$15,617	$13,279	$13,279
Long-term debt	$30,000	$30,000	$37,500	$37,500

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

Accounts payable and accrued liabilities — The estimated fair value of these financial instruments approximate their carrying amounts due to their short-term nature.

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

We believe that, based on the number of employees hired to date and our plans for future hiring, as well as the completion of other terms noted above, we have reasonable assurance the grant will be retained on December 1, 2015. Due to the existence of the performance obligations extending over a 5-year period, we recognize the reasonably assured portion of the grant over the life of the agreement as an offset to the payroll of the employees hired, which is included in cost of goods sold. This amount is expected to result in an immaterial amount recognized each quarter through December 1, 2015. As of March 30, 2013, and December 29, 2012, the deferred portion of the $0.6 million grant has been classified as $0.1 million and $0.1 million in accounts payable and accrued liabilities, respectively, and $0.2 million and $0.3 million in other liabilities, respectively, within the accompanying condensed consolidated balance sheets.

NOTE 14. ASSETS HELD FOR SALE

During the first quarter of 2013 we sold the Salisbury, North Carolina facility for approximately $8.0 million in cash (approximately $7.5 million net of selling costs), resulting in a gain of $2.2 million. The facility’s carrying value was $5.3 million at December 29, 2012, and at the time of the sale was recorded in the consolidated balance sheet as an asset held for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 29, 2012, included in our most recent Form 10-K annual report as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Sales and Operations

On May 1, 2013, we issued a press release, and held a conference call on May 2, 2013, to review the results of operations for the three months ended March 30, 2013. During the call, we also discussed current market conditions and progress made regarding certain business initiatives. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks. We are neither updating nor confirming that information.

In the first quarter of 2013, we posted net income of $5.3 million, which was a substantial improvement compared to a year ago in which we recorded a net loss of $652 thousand. This was achieved through revenue growth of 30%, driven by a 42% increase in new construction sales and marketing programs focused on our WinGuard products. In addition, we recorded a gain of $2.2 million on the sale of the Salisbury, North Carolina facility.

During the quarter, impact sales grew 39% over prior year, and represented 77% of the total sales compared to 72% a year ago. This growth was the result of targeted WinGuard marketing programs which helped drive our mix improvement and market share gain in certain markets. In addition, vinyl and aluminum non-impact products grew 17.1% and 3.1% respectively. In January of 2013, we launched the Storefront product line which gives us a presence in a new market. In the first three months of 2013, single family housing starts increased 50% over the first quarter of 2012.

Selling, general and administrative expenses were $13.0 million for the first quarter of 2013, an increase of $1.3 million from $11.7 million for the first quarter of 2012. This was driven by an increase of $0.7 million in selling activities, and $0.5 million in advertising costs to assist our efforts to capture market share. In addition, employee related expenses increased $0.4 million. These increases were offset by reduced warranty related expenses of $0.3 million.

During the first quarter of 2013 we sold the Salisbury, North Carolina facility for approximately $8.0 million in cash (approximately $7.5 million net of selling costs), resulting in a gain of $2.2 million. The facility’s carrying value was $5.3 million at December 29, 2012, and at the time of the sale was recorded in the consolidated balance sheet as an asset held for sale.

Our quarter end cash balance was $14.3 million, and we prepaid an additional $7.5 million of outstanding bank debt during the quarter with proceeds from the sale of the North Carolina, Salisbury facility, bringing our gross debt to $30 million. In addition, we purchased 1.1 million shares of our stock for $6.1 million. During the quarter, the increase in sales resulted in an increase in working capital of $4.4 million, mainly in accounts receivable whose aging remains strong. Despite this, we generated $1.9 million in cash from operations. This shows our financial condition is strong, and we will continue to take advantage of opportunities to drive our brand awareness and drive market share gains. We expect our improved operating leverage to continue the momentum we have achieved as we grow sales.

During the first quarter, we continued marketing programs targeting our WinGuard product lines, particularly in the Southeast and Southwest Florida markets. We plan to leverage this activity to carry our momentum of sales growth.

As we look forward, our expectation is with improving market conditions and our investments in both television and radio advertising, we will see solid year over year growth in the second quarter. April sales, in fact, were up 37% over prior year. As a result, we have hired 125 additional employees since quarter end. We do expect some inefficiencies in the second quarter as we get these new employees up to speed. We are now operating at approximately 60% capacity in our manufacturing lines. We are, however, approaching full capacity within certain parts of our glass operations. We will utilize outside glass suppliers to fill any gaps and have already begun to consider and implement glass capacity expansion strategies.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of comprehensive income (loss) as a percentage of total net sales for the periods indicated:

	(unaudited)
	Three Months Ended
	March 30,		March 31,
	2013		2012
	(in thousands)
Net sales	$49,563	100.0%	$38,100	100.0%
Cost of sales	32,004	64.6%	26,164	68.7%

Gross margin	17,559	35.4%	11,936	31.3%

Selling, general and administrative expenses	13,024	26.3%	11,708	30.7%
Gain on sale of assets held for sale	(2,195)	-4.4%	—	0.0%

Income from operations	6,730	13.6%	228	0.6%

Interest expense, net	813	1.6%	858	2.2%
Other expense, net	216	0.4%	22	0.1%

Income (loss) before income taxes	5,701	11.5%	(652)	-1.7%

Income tax expense	437	0.9%	—	0.0%

Net income (loss)	$5,264	10.6%	$(652)	-1.7%

The following table represents total sales by product category for the three months ended March 30, 2013, and March 31, 2012:

	Three Months Ended
	March 30, 2013		March 31, 2012
	Sales	% of sales	Sales	% of sales	% change
	(in millions)
Product category:
Impact Window and Door Products	$38.0	76.6%	$27.4	71.9%	38.7%
Other Window and Door Products	11.6	23.4%	10.7	28.1%	8.4%

Total net sales	$49.6	100.0%	$38.1	100.0%	30.1%

Net sales of impact window and door products, which include our WinGuard, PremierVue and Architectural Systems product lines, were $38.0 million for the first quarter of 2013, an increase of $10.6 million, or 38.7%, from $27.4 million in net sales for the 2012 first quarter. The increase was due mainly to an increase in Aluminum and Vinyl WinGuard of $7.8 million and $2.7 million respectively. WinGuard product sales, which grew both in new construction and repair and remodel markets, represented 71% and 66% of our net sales for the first quarter of 2013 and 2012, respectively.

Net sales of other window and door products were $11.6 million for the first quarter of 2013, an increase of $0.9 million, or 8.4%, from $10.7 million in net sales for the 2012 first quarter. This increase was due mainly to an increase in sales of our non-impact aluminum products of $0.2 million, non-impact vinyl products, whose sales were up $0.6 million, and an increase in Eze-Breeze product sales of $0.1 million.

Gross margin

Gross margin was $17.6 million, or 35.4% of sales, for the first quarter of 2013, an increase of $5.6 million, or 47.1% from the first quarter of 2012. The 4.1% increase in gross margin as a percent of sales in 2013 is the result of leveraging higher sales (3.9%) and improved mix (1.7%), mainly aluminum. These improvements were offset by the increased labor cost and scrap commensurate with adding 159 new employees which typically take approximately 90 days to become fully efficient (1.5%).

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.0 million for the first quarter of 2013, an increase of $1.3 million from $11.7 million for the first quarter of 2012. This was driven by an increase of $0.7 million in selling activities, and $0.5 million in advertising costs to assist our efforts to capture market share. In addition, employee related expenses increased $0.4 million. These increases were offset by reduced warranty related expenses of $0.3 million.

Gain on assets held for sale

During the first quarter of 2013 we sold the Salisbury, North Carolina facility for approximately $8.0 million in cash (approximately $7.5 million net of selling costs), resulting in a gain of $2.2 million. The facility’s carrying value was $5.3 million at December 29, 2012, and at the time of the sale was recorded in the consolidated balance sheet as an asset held for sale.

Interest expense, net

Interest expense, net was $0.8 million in the first quarter of 2013, a decrease of $0.1 million from $0.9 million for the first quarter of 2012. The first quarter of 2013’s interest expense included $0.3 million non-recurring amortization of deferred financing charges related to the $7.5 million voluntary pre-payment of debt. The remaining decrease from prior year was due to a lower outstanding debt level during the first quarter and the effect of the lower interest rate associated with the credit agreement and our improved leverage.

Other expense, net

Other Expense, net was $0.2 million in the first quarter of 2013, compared to less than $0.1 million in the first quarter of 2012. The amount in 2013 relates to the changes in the fair value and settlements of our ineffective aluminum hedges.

Income tax expense

Our tax rate of 7.7% is lower than the statutory rate in the three months ended March 30, 2013, as we released a portion of our deferred tax asset valuation allowance to offset a portion of our regular tax expense. The rate is based on an estimated annual rate excluding the potential impact of discrete events. While there were no discrete events during the three months ended March 30, 2013, a future release of a valuation allowance on deferred tax assets in excess of our regular tax expense would be considered a discrete event.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated by operations, supplemented by borrowings under our credit facilities. This cash generating capability provides us with financial flexibility in meeting operating and investing needs. Our primary capital requirements are to fund working capital needs, meet required debt service payments on our credit facilities and fund capital expenditures.

Consolidated Cash Flows

Operating activities. The increase in sales resulted in an increase in working capital of $4.4 million, mainly in accounts receivable whose aging remains strong. As a result, cash provided by operating activities during the quarter was $1.9 million, compared to $4.0 million in the first three months of 2012. Disbursements to vendors were higher in the first quarter of 2013 compared to 2012, due to higher sales. Personnel related expenses were higher in the first quarter of 2013 compared to 2012, due to higher sales and incentive compensation.

Direct cash flows from operations for the first three months of 2013 and 2012 are as follows:

	Direct Cash Flows
	Three Months Ended
	March 30,	March 31,
	2013	2012
	(in millions)
Collections from customers	$46.3	$38.5
Other collections of cash	0.4	0.4
Disbursements to vendors	(29.9)	(22.4)
Personnel related disbursements	(14.0)	(11.8)
Income taxes paid	(0.1)	—
Debt service costs (interest)	(0.8)	(0.7)

Cash provided by operations	$1.9	$4.0

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 31.8 days at March 30, 2013, compared to 32.9 days at March 31, 2012.

Inventory on hand as of March 30, 2013, increased $1.2 million compared to March 31, 2012. Inventory turns during the first three months of 2013 decreased to 10.0 from 10.3 for the first three months of 2012.

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

Investing activities. Cash provided by for investing activities was $6.8 million for the first three months of 2013, compared to cash used for investing activities of $0.9 million for the first three months of 2012. The increase of $7.7 million in cash provided by investing activities was due to proceeds from the sale of the Salisbury, North Carolina facility, of $7.5 million, during the first quarter of 2013, along with lower capital additions.

Financing activities. Cash used in financing activities was $13.1 million in the first three months of 2013, due to a $7.5 million prepayment of debt and $6.1 million for stock repurchases. This was offset by exercises of stock options totaling $0.5 million. Cash used in financing activities was less than $0.1 million in the first three months of 2012, from payments of capital leases.

Debt Covenant. In accordance with the Credit Agreement (defined below) we are required to meet certain financial covenants, the most restrictive of which is a maximum ratio of Total Funded Debt to Consolidated EBITDA for the trailing four quarters. This maximum ratio decreases during the term of the agreement from 4.5X to 2.0X. Consolidated EBITDA as defined in the agreement is determined as follows: Consolidated net income/(loss) plus interest expense (net of interest income), income taxes, depreciation, amortization, as well as other non-recurring items such as restructuring charges, plant consolidation costs, manufacturing inefficiencies incurred with plant consolidations, and non-cash stock compensation. We closely monitor compliance with our various debt covenants. As of March 30, 2013, we were in compliance and expect to be in the future.

Capital Resources. On June 23, 2011, PGT Industries, Inc. entered into a credit agreement (the “Credit Agreement”) with three lenders; General Electric Capital Corporation, GE Capital Financial, Inc., and SunTrust Bank. The Credit Agreement provides for a $15.0 million revolving credit facility, a $48.0 million term loan facility, of which $30 million was outstanding as of March 30, 2013, and an uncommitted incremental facility in an amount of up to $25.0 million. The revolving credit facility commitment and the term loans under the Credit Agreement will mature five years from the date of the execution of the Credit Agreement. As of March 30, 2013, there were $1.1 million of letters of credit outstanding and $13.9 million available on the revolver.

The Credit Agreement imposes certain restrictions on us, including restrictions on our ability to: incur debt or provide guarantees; grant or suffer to exist liens; sell certain material assets; pay dividends or make other distributions in respect of capital stock; prepay certain indebtedness, make loans, advances, investments and acquisitions; change our line of business; engage in affiliate transactions; consummate mergers, consolidations or other fundamental transactions; and enter into agreements with negative pledge clauses. The Credit Agreement also requires us to maintain certain minimum interest coverage ratios and maximum leverage ratios, which are tested at the end of each fiscal quarter. We were in compliance with all covenants as of March 30, 2013.

PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents, and such guarantee is secured by a lien on substantially all of the assets of our wholly owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

During 2013, an optional prepayment of $7.5 million was made in January of 2013, which reduced our gross debt to $30.0 million at that time. Accordingly, no mandatory payments are required until April 2016. Contractual future maturities of long-term debt as of March 30, 2013, are as follows:

(in millions)
Remainder of 2013	$—
2014	—
2015	—
2016	30.0

Total	$30.0

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first three months of 2013, capital expenditures were $0.6 million, compared to $0.9 million for the first three months of 2012. We expect to spend nearly $7.3 million on capital expenditures in 2013, including continuing capital expenditures related to the new enterprise resource planning (“ERP”) system and new product and manufacturing initiatives. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

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

Contractual Obligations

There have been no material changes, with the exception of the $7.5 million voluntary debt prepayment of our outstanding balance during the first quarter of 2013, to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K annual report for year ended December 29, 2012, as filed with the Securities and Exchange Commission on March 1, 2013.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended December 29, 2012, as filed with the Securities and Exchange Commission on March 1, 2013. There have been no changes to our critical accounting policies during the first three months of 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge interest rate fluctuation associated with our debt. We entered into aluminum hedging instruments that settle at various times through May 2014 and cover approximately 45% of our anticipated need through May 2014 at an average price of $0.92 per pound. For forward contracts for the purchase of aluminum on March 30, 2013, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contacts of aluminum by $0.7 million. This calculation utilizes our actual commitment of 8.0 million pounds under contract (to be settled throughout May 2014) and the market price of aluminum as of March 30, 2013, which was approximately $0.85 per pound.

On August 8, 2011, we entered into a two year interest rate cap to offset the interest rate fluctuation associated with 50% of our initial outstanding debt. We are exposed to changes in the LIBOR rate should it increase over our floor established in the Credit Agreement of 1.25%. The cap indexes to quarterly LIBOR with a notional amount of $24.0 million, based on a strike rate of 1.25% payable quarterly, which will effectively fix our LIBOR rate at a maximum of 1.25% for that amount of debt. Changes in the intrinsic value of the cap are expected to offset the changes in cash flow (changes in interest payments) attributable to fluctuations in interest rates above 1.25%. This interest rate cap was not designated as a hedge; therefore, changes in the fair value and changes in intrinsic value are included in the current period earnings as other expense (income), net in the consolidated statements of comprehensive income (loss). Based on our debt outstanding at March 30, 2013, of $30 million, of which $24.0 million is covered by our interest rate cap, a 1% increase in interest rates above our interest rate floor established in the Credit Agreement would result in approximately $0.1 million of additional interest expense annually.

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning System (“ERP System”). We expect to continue this implementation in phases over the course of the next twelve months. The implementation of this ERP System has affected and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Form 10-K annual report for the year ended December 29, 2012, which could materially affect our business, financial condition or future results.

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

Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

During the first quarter of fiscal 2013, we repurchased 1,074,078 shares of our common stock under our repurchase program at an average price per share of $5.67, excluding commissions. The first quarter of fiscal 2012 had no repurchases as the program was not in effect. The timing, volume and nature of share repurchases are subject to, among other things, market conditions, applicable securities laws and the terms and conditions of our repurchase program.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended March 30, 2013.

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans(1)	Maximum approximate dollar value of shares that may yet be purchased under the plan(1)
Month No. 1
(December 29, 2012-January 26, 2013)	134,500	$4.45	1,057,194	15,491,818
Repurchase Program
Month No. 2
(January 27, 2013-February 23, 2013)
Repurchase Program
Month No. 3
(February 24, 2013-March 30, 2013)	939,578	$5.80	1,996,772	10,042,293
Repurchase Program

Total

*	Periods represent our fiscal months.

(1)	On November 15, 2012, the Board of Directors authorized and approved a share repurchase program of up to $20 million. All share repurchases will be made in accordance with Rule 10b5-1 and Rule 10b-18, as applicable, of the Securities Exchange Act of 1934 as to the timing, pricing, and volume of such transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following items are attached or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010 , Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

10.1	Credit Agreement between PGT, Inc., PGT Industries, Inc., General Electric Capital Corporation, as administrative agent, collateral agent, swing line lender, L/C issuer and lender, GE Capital Markets, Inc. and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and bookrunners, and SunTrust Bank, as syndication agent, L/C issuer, and lender, and the other lender named therein, dated as of June 23, 2011, (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 23, 2011, filed with the Securities and Exchange Commission on June 23, 2011, Registration No. 000-52059)

10.2	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.3	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, David B. McCutcheon and Todd Antonelli (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.4	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-5205)

10.8	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 0000-52059)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: May 3, 2013	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: May 3, 2013	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer