Form 10-Q
period 2013-06-29
PGT, Inc.
filed 2013-08-02
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Common Stock, $0.01 par value 45,758,300 shares, as of July 29, 2013.

PGT, INC.

Form 10-Q for the Three and Six Months Ended June 29, 2013 and June 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(unaudited)		(unaudited)
Net sales	$62,847	$46,486	$112,410	$84,586
Cost of sales	41,817	30,005	73,821	56,170

Gross margin	21,030	16,481	38,589	28,416

Selling, general and administrative expenses	14,285	11,906	27,310	23,613
Gain on sale of assets held for sale	—	—	(2,195)	—

Income from operations	6,745	4,575	13,474	4,803

Interest expense, net	697	939	1,509	1,797
Other expense (income), net	461	(122)	677	(100)

Income before income taxes	5,587	3,758	11,288	3,106

Income tax (benefit) expense	(4,335)	68	(3,898)	68

Net income	$9,922	$3,690	$15,186	$3,038

Net income per common share:
Basic	$0.20	$0.07	$0.30	$0.06

Diluted	$0.19	$0.07	$0.28	$0.06

Weighted average shares outstanding:

Basic	49,947	53,670	51,232	53,667

Diluted	53,142	54,574	55,018	54,069

Comprehensive income	$9,697	$3,313	$14,803	$2,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	June 29, 2013	December 29, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,575	$18,743
Accounts receivable, net	22,030	13,997
Inventories	14,081	11,529
Deferred income taxes	1,547	—
Prepaid expenses	694	916
Assets held for sale	—	5,259
Other current assets	2,920	2,886

Total current assets	56,847	53,330

Property, plant and equipment, net	40,967	41,220
Intangible assets, net	42,076	45,327
Other assets, net	2,285	1,440

Total assets	$142,175	$141,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,099	$13,279
Deferred income taxes	46	46
Current portion long-term debt	2,926	—

Total current liabilities	19,071	13,325

Long-term debt	75,104	37,500
Deferred income taxes	12,267	14,858
Other liabilities	1,028	1,424

Total liabilities	107,470	67,107

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 47,730 and 53,737 shares issued and 45,733 and 52,814 shares outstanding at June 29, 2013, and December 29, 2012, respectively	477	537
Additional paid-in-capital	226,117	274,275
Accumulated other comprehensive loss	(1,797)	(1,414)
Accumulated deficit	(180,046)	(195,233)

Subtotal shareholders’ equity	44,751	78,165

Less Treasury stock at cost; 1,996,772 and 922,694 shares	(10,046)	(3,955)

Total shareholders’ equity	34,705	74,210

Total liabilities and shareholders’ equity	$142,175	$141,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
	(unaudited)

Cash flows from operating activities:
Net income	$15,186	$3,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,352	2,976
Amortization	3,251	3,252
Provision for allowances of doubtful accounts	(102)	53
Amortization and write off of deferred financing costs	1,189	376
Stock-based compensation	556	714
Derivative financial instruments	218	75
Deferred income tax	(3,898)	—
Gain on disposal of assets	(2,180)	(206)
Change in operating assets and liabilities:
Accounts receivable	(8,385)	(3,543)
Inventories	(2,552)	(284)
Prepaid and other assets	(263)	(359)
Accounts payable, accrued and other liabilities	2,033	2,844

Net cash provided by operating activities	7,405	8,936

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,123)	(2,351)
Proceeds from sales of assets	7,472	224

Net cash provided by (used in) investing activities	5,349	(2,127)

Cash flows from financing activities:
Payments of long-term debt	(37,500)	(2,000)
Proceeds from issuance of long-term debt	80,000	—
Purchase of treasury stock	(56,091)	—
Payments of financing costs	(3,557)	—
Proceeds from exercise of stock options	1,226	—
Payments of capital leases	—	(50)

Net cash used in financing activities	(15,922)	(2,050)

Net (decrease) increase in cash and cash equivalents	(3,168)	4,759
Cash and cash equivalents at beginning of period	18,743	10,940

Cash and cash equivalents at end of period	$15,575	$15,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc. (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended June 29, 2013, and June 30, 2012, consisted of 13 weeks.

The Condensed Consolidated Balance Sheets as of December 29, 2012, is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The Condensed Consolidated Balance Sheets as of December 29, 2012, and the unaudited condensed consolidated financial statements as of and for the period ended June 29, 2013, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 29, 2012, included in the Company’s most recent Form 10-K annual report. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

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

Most of our manufactured products are sold with warranties. Warranty periods, which vary by product components, generally range from 1 to 10 years, although the warranty period for a limited number of specifically identified components in certain applications is a lifetime. However, the majority of the products sold have warranties on components which range from 1 to 3 years. The reserve for warranties is based on management’s assessment of the cost per service call and the number of service calls expected to be incurred to satisfy warranty obligations on the current net sales.

During the quarter, we record warranty expense at a rate of 1.25% of sales. This rate is lower than the 2.0% of sales accrued in the second quarter of 2012 due to improved quality and lower costs to service claims experienced in the past several quarters. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the previous amounts recorded, if necessary, to reflect a change in estimate of the future costs of claims yet to be serviced.

The table set forth below summarizes current period charges, any adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period, for the three and six months ended June 29, 2013 and June 30, 2012. The reserve is determined after assessing Company history and through specific identification. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

The following provides information with respect to our warranty accrual:

Accrued Warranty	Beginning of Period	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)

Three months ended June 29, 2013	$3,573	$786	$(270)	$(961)	$3,128

Three months ended June 30, 2012	$4,401	$931	$(187)	$(832)	$4,313

Six months ended June 29, 2013	$3,858	$1,530	$(459)	$(1,801)	$3,128

Six months ended June 30, 2012	$4,406	$1,693	$(84)	$(1,702)	$4,313

NOTE 3.	INVENTORIES

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

	June 29, 2013	December 29, 2012
	(in thousands)

Raw materials	$11,836	$10,477
Work in progress	412	256
Finished goods	1,833	796

	$14,081	$11,529

NOTE 4.	STOCK COMPENSATION EXPENSE

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.2 million for the second quarter of 2013 and $0.4 million for the second quarter of 2012. We recorded compensation expense for stock based awards of $0.6 million for the first six months of 2013 and $0.7 million for the first six months of 2012. As of June 29, 2013, and June 30, 2012, there was $0.9 million and $1.9 million, respectively, of total unrecognized compensation cost related to non-vested stock option agreements and restricted share awards. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.3 years.

Exercises

In the second quarter of 2013, there were 505,891 options exercised at a weighted average exercise price of $1.53 per share. For the six months ended June 29, 2013, there were 784,189 options exercised at a weighted average exercise price of $1.56 per share.

Issuance

During the second quarter of 2013, we granted 15,831 non-vested share awards at a weighted average fair value of $7.58 per share. For the six months ended June 29, 2013, we granted 22,581 non-vested share awards at a weighted average fair value of $6.76 per share. All of the non-vested share awards granted vest after one year.

NOTE 5.	NET INCOME PER COMMON SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Our weighted average shares outstanding for the three months ended June 29, 2013, and June 30, 2012, excludes underlying options of 22,510 and 417,785 respectively, because their effects were anti-dilutive. Our weighted average shares outstanding for the six months ended June 29, 2013, and June 30, 2012, excludes underlying options of 27,642 and 5,679,279, respectively, because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(in thousands, except per share amounts)

Net income	$9,922	$3,690	$15,186	$3,038

Weighted-average common shares - Basic	49,947	53,670	51,232	53,667
Add: Dilutive effect of stock compensation plans	3,195	904	3,786	402

Weighted-average common shares - Diluted	53,142	54,574	55,018	54,069

Net income per common share:
Basic	$0.20	$0.07	$0.30	$0.06

Diluted	$0.19	$0.07	$0.28	$0.06

NOTE 6.	INTANGIBLE ASSETS

Intangible assets are as follows:

	June 29, 2013	December 29, 2012	Original Useful Life (in years)
	(in thousands)
Intangible assets:
Trade names	$38,441	$38,441	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(52,486)	(49,701)

Subtotal	3,214	5,999

Hurricane intellectual assets	2,797	2,797	3
Less: Accumulated amortization	(2,376)	(1,910)

Subtotal	421	887

Intangible assets, net	$42,076	$45,327

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

Our year-end test of trade names, performed as of December 29, 2012, utilized a weighted average royalty rate of 4.0% and a discount rate of 14.3%. Net sales used in the analysis were based on historical experience and modest growth rate over the next six years. As of December 29, 2012, the estimated fair value of the trade names exceeded book value by approximately 47%, or $18.0 million. We believe our projected sales are reasonable based on available information regarding our industry and the core markets that we serve. We also believe the royalty rate is appropriate and could improve over time based on market trends and information, including that which is set forth above. The discount rate was based on current financial market trends and will remain dependent on such trends in the future.

No impairment test was conducted as of June 29, 2013, because no impairment indicators were identified that require us to perform this test prior to our annual test at December 28, 2013. We will continue to monitor and evaluate potential impairment indicators.

Amortizable Intangible Assets

We perform an impairment test on our amortizable intangible assets any time that impairment indicators exist. Such assets include our customer relationships asset and the intellectual property assets acquired upon exercise of the option to purchase the Hurricane Window and Door Technology assets in December 2010, which underlie our PremierVue product line. No such impairment indicators were identified as of June 29, 2013. We will continue to monitor and evaluate potential impairment indicators.

NOTE 7.	LONG-TERM DEBT

On May 28, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with the various financial institutions and other persons from time to time parties thereto as lenders (the “Lenders”), SunTrust Bank, as administrative agent (in such capacity, the “Administrative Agent”), as collateral agent, as swing line lender and as a letter of credit issuer, and the other agents and parties thereto. The Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $105.0 million, consisting of an $80.0 million Tranche A term loan facility maturing in five years that will amortize on a basis of 5% annually during the five-year term, and a $25.0 million revolving credit facility maturing in five years that includes a $5.0 million swing line facility and a $10.0 million letter of credit facility. As of June 29, 2013, there were $1.1 million of letters of credit outstanding and $23.9 million available on the revolver.

Interest on all loans under the Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the term loans and the revolving credit facility accrue interest at a rate equal to, at our option, a base rate or LIBOR plus an applicable margin. The applicable margin is based on our leverage ratio, ranging from 300 to 350 basis points in the case of LIBOR and 200 to 250 basis points in the case of the base rate. We will pay quarterly fees on the unused portion of the revolving credit facility equal to 0.50% as well as a quarterly letter of credit fee at a rate per annum equal to the applicable margin for LIBOR loans on the face amount of any outstanding letters of credit. In connection with this refinancing, we wrote-off $0.3 million of deferred financing costs from the Old Credit Agreement, which are classified within other expense (income), net in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 29, 2013.

The Credit Agreement will require us to maintain a maximum leverage ratio (based on the ratio of total funded debt to consolidated EBITDA, each as defined in the Credit Agreement) and a minimum fixed charge coverage ratio (based on the ratio of consolidated EBITDA minus net cash taxes minus capital expenditures to cash interest expense plus scheduled principal payments of term loans, each as defined in the Credit Agreement), which will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the Credit Agreement.

The Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The Credit Agreement also contains customary events of default.

In connection with entering into the Credit Agreement, on May 28, 2013, we terminated the Credit Agreement, dated as of June 23, 2011, among PGT Industries, Inc., as the borrower, the Company, as guarantor, the lenders from time to time party thereto and General Electric Capital Corporation, as administrative agent and collateral agent (the “Old Credit Agreement”). Proceeds from the term loan facility under the Credit Agreement were used to repay amounts outstanding under the Old Credit Agreement, repurchase shares of our common stock having an aggregate value of approximately $50 million, and pay certain fees and expenses. Proceeds from the revolving credit facility may be used to finance the working capital needs of the Borrower and its subsidiaries, for general corporate purposes and for the issuance of letters of credit. PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents and such guarantee is secured by a lien on substantially all of the assets of our wholly owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

The face value of the debt as of June 29, 2013 is $80.0 million and the Company incurred issuance costs of $3.6 million, of which $2.0 million of the costs are classified as a discount and presented in the current portion of long-term debt and long-term debt on the Condensed Consolidated Balance Sheets. Approximately $1.2 million was reported as debt issuance costs in other current assets on the Condensed Consolidated Balance Sheets, while the remaining $0.3 million was expensed in selling, general and administrative expense on the Condensed Consolidated Statements of Income and Comprehensive Income. The debt issuance costs and discount are being amortized to interest expense, net on the Condensed Consolidated Statement of Income and Comprehensive Income over the term of the debt.

In connection with the cash proceeds from the sale of our Salisbury facility on January 23, 2013, we voluntarily prepaid $7.5 million of debt on January 31, 2013.

The contractual future maturities of long-term debt outstanding as of June 29, 2013, are as follows (excluding unamortized debt discount and issuance costs):

(in thousands)
2013	$1,000
2014	5,000
2015	4,000
2016	4,000
2017	3,000
2018	63,000

Total	$80,000

The Old Credit Agreement provided for a $15.0 million revolving credit facility, a $48.0 million term loan facility and an uncommitted incremental facility in an amount of up to $25.0 million. The revolving credit facility commitment and the term loans under the Old Credit Agreement would have matured June 2016.

All borrowings under the Old Credit Agreement bore interest, at our option, at either: (a) a “base rate” equal to the highest of: (i) 0.50% per year above the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, (ii) the annual rate of interest in effect for that day as publicly announced as the “prime rate” and (iii) the one-month “eurodollar rate” (not to be less than 1.25%) or (b) a “eurodollar base rate” equal to the higher of (i) 1.25% and (ii) (adjusted for reserve requirements, deposit insurance assessment rates and other regulatory costs for eurodollar liabilities) the rate at which eurodollar deposits in dollars for the relevant interest period (which will be one, two, three or six months or, subject to availability, nine or twelve months, as selected by us) are offered in the interbank eurodollar market plus, in each case, a rate dependent on the ratio of our funded debt as compared to our adjusted consolidated EBITDA, ranging from 3.5% to 2.0% per year for borrowings bearing interest at the “base rate” and from 4.5% to 3.0% per year for borrowings bearing interest at the “eurodollar rate” (such rate added to the “eurodollar rate,” the “Eurodollar Margin”).

NOTE 8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three and six months ended June 29, 2013, and June 29, 2012:

Aluminum Forward Contracts
(in thousands)
Balance at March 30, 2013	$(1,572)
Other comprehensive loss before reclassification	(498)
Amounts reclassified from accumulated other comprehensive loss	33
Tax effect	240

Net current-period other comprehensive loss	(225)

Balance at June 29, 2013	$(1,797)

Total
(in thousands)
Balance at March 31, 2012	$(1,522)
Other comprehensive loss before reclassification	(413)
Amounts reclassified from accumulated other comprehensive loss	36
Tax effect	—

Net current-period other comprehensive loss	(377)

Balance at June 30, 2012	$(1,899)

Total
(in thousands)
Balance at December 29, 2012	$(1,414)
Other comprehensive loss before reclassification	(656)
Amounts reclassified from accumulated other comprehensive loss	33
Tax effect	240

Net current-period other comprehensive loss	(383)

Balance at June 29, 2013	$(1,797)

Total
(in thousands)
Balance at December 31, 2011	$(1,798)
Other comprehensive loss before reclassification	(162)
Amounts reclassified from accumulated other comprehensive loss	61
Tax effect	—

Net current-period other comprehensive loss	(101)

Balance at June 30, 2012	$(1,899)

Reclassification out of accumulated other comprehensive loss for the three and six months ended June 29, 2013, and June 30, 2012:

	Amount reclassified from Accumulated Other Comprehensive Loss
	Three months ended		Affected line item in statement where Net Income is presented
Detail about accumulated other comprehensive loss components	June 29, 2013	June 30, 2012
	(in thousands)
Aluminum Forward Contracts
Effective Portion of aluminum forward contracts	$33	$36	Cost of Sales
Tax effect	(13)	(14)	Tax expense

	$20	$22	Net of Tax

Valuation Allowance
Change in Tax Valuation Allowance	$—	$—	Tax expense

	$—	$—	Net of Tax

	Six months ended
Detail about accumulated other comprehensive loss components	June 29, 2013	June 30, 2012
	(in thousands)
Aluminum Forward Contracts
Effective Portion of aluminum forward contracts	$33	$61	Cost of Sales
Tax effect	(13)	(24)	Tax expense

	$20	$37	Net of Tax

Valuation Allowance
Change in Tax Valuation Allowance	$—	$—	Tax expense

	$—	$—	Net of Tax

NOTE 9.	COMMITMENTS AND CONTINGENCIES

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

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. We recorded an income tax benefit of $4.3 million and $3.9 million for the three and six months ended June 29, 2013, respectively, compared to an expense of $0.1 million and $0.1 million for the same respective periods in 2012. The income tax benefit in the current year is due primarily to a $3.9 million reversal of a portion of our deferred tax asset valuation allowance in the second quarter, while the expense in the prior year was due primarily to a release of a portion of our deferred tax asset valuation allowance to offset our regular tax expense partially offset by our expected alternative minimum tax obligation. Due to the effect of the deferred tax asset valuation allowance release our effective tax rates in 2013 and 2012 do not directly correlate to the amount of pretax income or loss. In the absence of such releases our tax rate would have been 39.0% and 39.5% for the three months ended June 29, 2013 and June 30, 2012, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between (1) the carrying amounts of the assets and liabilities for financial reporting purposes and (2) the amounts used for income tax purposes. A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. At December 29, 2012, we had a valuation allowance totaling $12.9 million recorded against our net deferred tax asset. During the quarter ended June 29, 2013, we concluded that it was more likely than not that we would be able to realize all of our deferred tax assets and as such, we reversed our deferred tax asset valuation allowance. The reversal was based upon consideration of a number of factors, recent earnings history and forecast of future earnings that enabled us to concluded it is more likely than not that the deferred tax assets will be realized. The $3.9 million tax benefit recorded for the six months ended June 29, 2013, reflects the estimated remaining valuation allowance in excess of what is being used to offset the 2013 income tax expense in the estimated annual effective tax rate.

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

At June 29, 2013, the fair value of our aluminum forward contracts was in a net liability position of $0.8 million. We had 39 outstanding forward contracts for the purchase of 9.6 million pounds of aluminum, approximately 38% of our anticipated needs through September 2014, at an average price of $0.91 per pound with maturity dates of between less than one month and fifteen months. We assessed the risk of non-performance of the Company to these contracts and recorded a de minimis adjustment to fair value as of June 29, 2013.

As of December 29, 2012, the fair value of our aluminum forward contracts was in a net asset position of approximately $20 thousand. We had 24 outstanding forward contracts for the purchase of 3.9 million pounds of aluminum at an average price of $0.94 per pound with maturity dates of between less than one month and 12 months through December 2013. We assessed the risk of non-performance of the counterparty on these contracts and recorded an de minimis adjustment to fair value as of December 29, 2012.

Although it is our intent to have our aluminum hedges qualify as highly effective for reporting purposes, for the three months ended June 29, 2013, 12 of our 39 outstanding contracts did not qualify as effective. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of Accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. When a cashflow hedge becomes ineffective, and if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in Accumulated other comprehensive loss remain in Accumulated other comprehensive loss and are recognized in earnings in the period in which the hedged transaction affects earnings. The change in value of the aluminum forward contracts occurring after ineffectiveness is recognized in other expense (income), net on the consolidated statements of Income and Comprehensive Income (loss). We do not expect the gains or losses recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheets (unaudited) as of June 29, 2013, that will be reclassified to earnings within the next 15 months to be material.

As of December 29, 2012, our aluminum hedges did not qualify as effective for reporting purposes and amounts previously recorded in Accumulated other comprehensive loss remain in Accumulated other comprehensive loss and are recognized in earnings in the period in which the hedged transaction affects earnings. The change in value of the aluminum forward contracts occurring after ineffectiveness is recognized in other expense (income), net on the Consolidated Statements of Income and Comprehensive Income.

The impact of the offsetting derivative instrument is depicted below:

As of June 29, 2013
(in thousands)
				Gross Amounts not offset in a Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts offset in Balance Sheet	Net amounts of Assets Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Aluminum Forward Contract	$—	$—	$—	$—	$—	$—

As of June 29, 2013
(in thousands)
				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts offset in Balance Sheet	Net amounts of Liabilities Presented in Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum Forward Contract	$819	$—	$819	$—	$—	$819

As of December 29, 2012
(in thousands)
				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts offset in Balance Sheet	Net amounts of Assets Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Aluminum Forward Contract	$53	$(33)	$20	$—	$—	$20

As of December 29, 2012
(in thousands)
				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts offset in Balance Sheet	Net amounts of Liabilities Presented in Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum Forward Contract	$33	$(33)	$—	$—	$—	$—

Derivative Financial Instruments – Interest Rate Contract

On August 8, 2011, we entered into a two year interest rate cap to offset the interest rate fluctuation associated with 50% of our initial outstanding long term debt. The cap indexes to quarterly LIBOR with a notional amount of $24 million, based on a strike rate of 1.25% payable quarterly. This interest rate cap was not designated as a hedge; therefore, changes in the fair value and changes in intrinsic value are and will be included in the current period earnings as Other expense (income), net in the Consolidated Statements of Income and Comprehensive Income. At June 29, 2013, and June 30, 2012, the fair value of our interest rate cap was in an asset position of zero and less than $2 thousand, respectively.

The fair value of the aluminium hedges and interest rate cap are classified in the accompanying Condensed Consolidated Balance Sheets as follows:

		June 29, 2013	December 29, 2012
		(in thousands)
Derivatives in a net asset (liability) position	Balance Sheet Location

Interest rate cap	Other Current Assets	$—	$—
Aluminum forward contracts	Other Current Assets	$—	$20
Aluminum forward contracts	Accrued Liabilities	$(806)	$—
Aluminum forward contracts	Other Liabilities	$(13)	$—

The following represents the gains (losses) on derivative financial instruments for the three and six months ended June 29, 2013, and June 30, 2012, and their classifications within the accompanying Condensed Consolidated financial statements:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	(in thousands)			(in thousands)
	June 29, 2013	June 30, 2012		June 29, 2013	June 30, 2012
Aluminum contracts	$(498)	$(413)	Cost of sales	$33	$36

	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Three Months Ended
		(in thousands)
		June 29, 2013	June 30, 2012
Aluminum contracts	Other Expense (income) net	$(116)	$(50)

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended			Six Months Ended
	(in thousands)			(in thousands)
	June 29, 2013	June 30, 2012		June 29, 2013	June 30, 2012
Aluminum contracts	$(656)	$(162)	Cost of sales	$33	$61

	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Six Months Ended
		(in thousands)
		June 29, 2013	June 30, 2012
Aluminum contracts	Other Expense (income) net	$(368)	$(50)

NOTE 12.	FAIR VALUE

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

The accounting guidance concerning fair value allows us to elect to measure financial instruments at fair value and report the changes in fair value through the Consolidated Statements of Income and Comprehensive Income (loss). This election can only be made at certain specified dates and is irrevocable once made. We do not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather make the election on an instrument-by-instrument basis as they are acquired or incurred.

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation:

	Fair Value Measurements at Reporting Date of Net Asset (Liability) Using:
	(in thousands)
Description	June 29, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Aluminum forward contracts	$(819)	$—	$(819)	$—
Interest rate cvap	—	—	—	—

Derivative financial instruments, net liability	$(819)	$—	$(819)	$—

Description	December 29, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Aluminum forward contracts	$20	$—	$20	$—
Interest rate cap	—	—	—	—

Derivative financial instruments, net asset	$20	$—	$20	$—

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at June 29, 2013, and December 29, 2012, respectively:

	June 29, 2013		December 29, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets and liabilities
Cash and cash equivalents	$15,575	$15,575	$18,743	$18,743
Accounts receivable, net	$22,030	$22,030	$13,997	$13,997
Accounts payable and accrued liabilities	$16,099	$16,099	$13,279	$13,279
Long-term debt	$78,030	$79,200	$37,500	$37,500

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

We believe that, based on the number of employees hired to date and our plans for future hiring, as well as the completion of other terms noted above, we have reasonable assurance the grant will be retained on December 1, 2015. Due to the existence of the performance obligations extending over a 5-year period, we recognize the reasonably assured portion of the grant over the life of the agreement as an offset to the payroll of the employees hired, which is included in cost of goods sold. This amount is expected to result in an immaterial amount recognized each quarter through December 1, 2015. As of June 29, 2013, and December 29, 2012, the deferred portion of the $0.6 million grant has been classified as $0.1 million and $0.1 million in accounts payable and accrued liabilities, respectively, and $0.2 million and $0.3 million in other liabilities, respectively, within the accompanying condensed consolidated balance sheets.

NOTE 14.	ASSETS HELD FOR SALE

During the first quarter of 2013 we sold the Salisbury, North Carolina facility for approximately $8.0 million in cash (approximately $7.5 million net of selling costs), resulting in a gain of $2.2 million. The facility’s carrying value was $5.3 million at December 29, 2012, and at the time of the sale was recorded in the Consolidated Balance Sheets as an asset held for sale.

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

Special Note Regarding Forward-Looking Statements

From time to time, we have made or will make forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal”, “objective”, “plan”, “expect”, “anticipate”, “intend”, “project”, “believe”, “estimate”, “may”, “could”, or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, results, circumstances or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission and in oral presentations. Forward-looking statements are based on assumptions and by their nature are subject to risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•	Changes in new home starts and home remodeling trends

•	The economy in the U.S. generally or in Florida where the substantial portion of our sales are generated

•	Raw material prices, especially aluminum

•	Transportation costs

•	Level of indebtedness

•	Dependence on our WinGuard branded product lines

•	Product liability and warranty claims

•	Federal and state regulations

•	Dependence on our manufacturing facilities

•	The substantial interest of JLL Partners Fund IV, L.P.

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

Sales and Operations

On July 31, 2013, we issued a press release, and held a conference call on August 1, 2013, to review the results of operations for the three and six months ended June 29, 2013. During the call, we also discussed current market conditions and progress made regarding certain business initiatives. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks. We are neither updating nor confirming that information.

Sales during the quarter were $62.8 million, a 35% increase over prior year. This was driven by a 58% growth in new construction sales, which represented 30% of sales during the quarter and a 27% increase in repair and remodeling, which represented the remaining 70%. In terms of products, impact sales grew 38% over prior year and represented 76% of total sales, compared to 74% a year ago. In addition, sales of non-impact products grew 28%.

Gross margin dollars increased 27.6% or $4.5 million to $21.0 million compared to the second quarter of 2012, driven by strong revenue growth and improved operating leverage. As a percent, however, gross margin decreased by 2.0% due to an increase in labor costs and scrap, resulting from the hiring and training of 274 new employees to meet the demand for our products. Margin was also impacted by the purchase of finished glass units to support sales in excess of certain internal capacities.

In May of 2013, we completed a secondary offering of 12.65 million shares of common stock owned by JLL Partners. We did not receive any proceeds from the sale of these shares of common stock. In addition, we repurchased, cancelled and retired 6.8 million shares from JLL, which were funded by refinancing our debt and bringing the outstanding gross balance to $80 million.

We were able to leverage revenue growth during the second quarter, by reducing selling, general and administrative expenses as a percent of sales to 20.3%, after adjusting for $1.5 million in fees incurred relating to the offering, compared to 25.6% in the second quarter of 2012. The reduced selling, general and administrative expense includes the additional expenses incurred in connection with the secondary offering which was successfully completed in May of 2013.

We generated $5.6 million in cash from operations. This shows our financial condition is strong, and we will continue to take advantage of opportunities to drive our brand awareness and drive market share gains. We expect our improved operating leverage to continue the momentum we have achieved as we grow sales. At quarter end, our cash balance was $15.6 million, after considering cash used for transaction fees of $4.6 million associated with the offering of common stock as well as the debt refinancing.

Forward Outlook

The strong momentum we witnessed during our first six months of the year is continuing as we recorded a 42% increase in our sales during July, and we expect our third quarter to sustain positive momentum. From a market stand-point, we see continued strong growth in both our new construction and repair and remodeling markets. We feel that as our labor force becomes more seasoned, we will improve out leverage on incremental sales growth.

In the third quarter of 2013, we announced a price increase of approximately 3% on certain products effective for the fourth quarter of 2013 to offset the cost increases of labor, including healthcare costs, as well as increases in the cost of glass from outside vendors and other costs associated with out business.

During the second quarter of 2013, we purchased finished glass units from outside suppliers due to capacity constraints, resulting from our significant increase in sales. In order to best deliver on our value proposition and drive profit and shareholder value by improving margins, we plan to expand our in house glass processing capacity by purchasing proximately located land, constructing a building and adding additional cutting and tempering lines. The construction process will take approximately 13 months to complete, and we expect the cost of the expansion to range from $12 million to $14 million, funded with cash from operations.

Performance Summary

The following table presents financial data derived from our unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total net sales for the periods indicated:

	(unaudited)				(unaudited)
	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
	(in thousands)				(in thousands)
Net sales	$62,847	100.0%	$46,486	100.0%	$112,410	100.0%	$84,586	100.0%
Cost of sales	41,817	66.5%	30,005	64.5%	73,821	65.7%	56,170	66.4%

Gross margin	21,030	33.5%	16,481	35.5%	38,589	34.3%	28,416	33.6%

Selling, general and administrative expenses	14,285	22.8%	11,906	25.6%	27,310	24.3%	23,613	27.9%
Gain on sale of assets held for sale	—	0.0%	—	0.0%	(2,195)	-2.0%	—	0.0%

Income from operations	6,745	10.7%	4,575	9.8%	13,474	12.0%	4,803	5.7%

Interest expense, net	697	1.1%	939	2.2%	1,509	1.3%	1,797	2.1%
Other expense (income), net	461	0.7%	(122)	-0.3%	677	0.6%	(100)	-0.1%

Income before income taxes	5,587	8.9%	3,758	8.1%	11,288	10.0%	3,106	3.7%

Income tax (benefit) expense	(4,335)	-6.9%	68	0.1%	(3,898)	-3.5%	68	0.1%

Net income	$9,922	15.8%	$3,690	7.9%	$15,186	13.5%	$3,038	3.6%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 29, 2013 AND JUNE 30, 2012

The following table represents total sales by product category for the three months ended June 29, 2013, and June 30, 2012:

	Three Months Ended
	June 29, 2013		June 30, 2012
	Sales	% of sales	Sales	% of sales	% change
	(in millions)
Product category:
Impact Window and Door Products	$47.6	75.8%	$34.6	74.4%	37.7%
Other Window and Door Products	15.2	24.2%	11.9	25.6%	27.9%

Total net sales	$62.8	100.0%	$46.5	100.0%	35.2%

Net sales of impact window and door products, which include our WinGuard, PremierVue and Architectural Systems product lines, were $47.6 million for the second quarter of 2013, an increase of $13.0 million, or 37.7%, from $34.6 million in net sales for the 2012 second quarter. The increase was due mainly to an increase in Aluminum and Vinyl WinGuard of $8.7 million and $3.8 million respectively. WinGuard product sales, which grew both in new construction and repair and remodel markets, represented 72% and 70% of our net sales for the second quarter of 2013 and 2012, respectively.

Net sales of other window and door products were $15.2 million for the second quarter of 2013, an increase of $3.3 million, or 27.9%, from $11.9 million in net sales for the 2012 second quarter. This increase was due mainly to an increase in sales of our non-impact vinyl products, whose sales were up $1.5 million, non-impact aluminum products of $1.1 million, and an increase in Eze-Breeze product sales of $0.6 million.

Gross margin

Gross margin was $21.0 million, or 33.5% of sales, compared to $16.5 million, or 35.5% for the second quarter of 2012, an increase of $4.5 million, or 27.6% from the second quarter of 2012. The 2.0% decrease in gross margin as a percent of sales in 2013 is the result of the increased labor cost and scrap commensurate with adding 274 new employees (3.1%), and outside glass purchases (1.4%). These decreases were offset by leveraging higher sales (2.0%) and reduced costs of aluminum (0.5%).

Selling, general and administrative expenses

Selling, general and administrative expenses were $14.3 million for the second quarter of 2013, an increase of $2.4 million from $11.9 million for the second quarter of 2012. This was driven by an increase of $1.5 million relating to the secondary market offering of 12.65 million shares by our majority stockholder, and debt refinancing, as well as $0.2 million in bank related fees. In addition, employee related expenses increased $0.6 million. As a percent of sales, selling, general and administrative expenses were 20.3% for the second quarter of 2013 compared to 25.6% from the second quarter of 2012, when adjusting for offering related costs.

Interest expense, net

Interest expense, net was $0.7 million in the second quarter of 2013, a decrease of $0.2 million from $0.9 million for the second quarter of 2012. The decrease from prior year was due to a lower outstanding debt level, prior to the new debt agreement, during the second quarter and the effect of the lower interest rate associated with the credit agreement resulting from improved leverage through May 27, 2013. The new debt also resulted in a further reduction of our interest rate for May 28, 2013, forward to the end of the quarter.

Other expense (income), net

Other expense, net was $0.5 million in the second quarter of 2013, compared Other income of $0.1 million in the second quarter of 2012. The amount in 2013 relates to the write off of deferred financing costs relating to the old debt agreement of $0.3 million along with the changes in the fair value and settlements of our ineffective aluminum hedges.

Income tax expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. We recorded an income tax benefit of $4.3 million for the three months ended June 29, 2013, compared to an expense of $0.1 million for the same respective period in 2012. The income tax benefit in the current year is due primarily to a $3.9 million reversal of a portion of our deferred tax asset valuation allowance in the second quarter, along with a change in our annual effective tax rate excluding the discrete item while the expense in the prior year was due primarily to a release of a portion of our deferred tax asset valuation allowance to offset our regular tax expense partially offset by our expected alternative minimum tax obligation. Due to the effect of the deferred tax asset valuation allowance release, our effective tax rates in 2013 and 2012 do not directly correlate to the amount of pretax income or loss. In the absence of such releases our tax rate would have been 39.0% and 39.5% for the three months ended June 29, 2013, and June 30, 2012, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 29, 2013 AND JUNE 30, 2012

The following table represents total sales by product category for the six months ended June 29, 2013, and June 30, 2012:

	Six Months Ended
	June 29, 2013		June 30, 2012
	Sales	% of sales	Sales	% of sales	% change
	(in millions)
Product category:
Impact Window and Door Products	$85.6	76.2%	$61.9	73.2%	38.3%
Other Window and Door Products	26.8	23.8%	22.7	26.8%	18.5%

Total net sales	$112.4	100.0%	$84.6	100.0%	32.9%

Net sales of impact window and door products, which include our WinGuard, PremierVue and Architectural Systems product lines, were $85.6 million for the first six months of 2013, an increase of $23.7 million, or 38.3%, from $61.9 million in net sales for the 2012 first six months. The increase was due mainly to an increase in Aluminum and Vinyl WinGuard of $16.4 million and $6.5 million respectively. Also, our Architectural System sales increased $1.0 million. WinGuard product sales, which grew in both new construction and repair and remodel markets, represented 72% and 68% of our net sales for the first six months of 2013 and 2012, respectively.

Net sales of other window and door products were $26.8 million for the first six months of 2013, an increase of $4.1 million, or 18.5%, from $22.7 million in net sales for the 2012 first six months. This increase was due mainly to an increase in sales of our non-impact vinyl products, whose sales were up $2.2 million, our non-impact aluminum products of $1.3 million, and an increase in Eze-Breeze product sales of $0.8 million.

Gross margin

Gross margin was $38.6 million, or 34.3% of sales, compared to $28.4 million, or 33.6% for the first six months of 2013, an increase of $10.2 million, or 35.8% from the first six months of 2012. The 0.7% increase in gross margin as a percent of sales in 2013 is the result of leveraging higher sales (3.0%), reduced material costs (0.6%), and improved mix (0.2%). These improvements were offset by the increased labor cost and scrap commensurate with adding approximately 400 new employees (2.2%) and outsourced glass purchases of (0.9%).

Selling, general and administrative expenses

Selling, general and administrative expenses were $27.3 million for the first six months of 2013, an increase of $3.7 million from $23.6 million for the first six months of 2012. This was driven by an increase of $1.5 million relating to the secondary market offering of 12.65 million shares by our majority stockholder and debt refinancing, $1.0 million in selling activities, $0.5 million in advertising costs to assist our efforts to capture market share, and employee related expenses of $0.9 million. As a percent of sales, selling, general and administrative expenses were 24.3% for the first six months of 2013 compared to 27.9% from the second quarter of 2012, when adjusting for offering related costs.

Gain on assets held for sale

During the first quarter of 2013 we sold the Salisbury, North Carolina facility for approximately $8.0 million in cash (approximately $7.5 million net of selling costs), resulting in a gain of $2.2 million. The facility’s carrying value was $5.3 million at December 29, 2012, and at the time of the sale was recorded in the Condensed Consolidated Balance Sheets as an asset held for sale.

Interest expense, net

Interest expense, net was $1.5 million in the first six months of 2013, a decrease of $0.3 million from $1.8 million for the first six months of 2012. The decrease from prior year was due to a lower outstanding debt level, prior to the new debt agreement, during the second quarter and the effect of the lower interest rate associated with the credit agreement and our improved leverage through May 27, 2013. The new debt also resulted in a further reduction of our interest rate for May 28, 2013, forward to the end of the quarter. Offsetting this decrease is non-recurring amortization of deferred financing charges related to the $7.5 million voluntary pre-payment of debt.

Other expense (income), net

Other Expense, net was $0.7 million in the first six months of 2013, compared to Other Income of $0.1 million in the first six months of 2012. The amount in 2013 relates to the write off of $0.3 million of deferred financing costs relating to the old debt agreement along with the changes in the fair value and settlements of our ineffective aluminum hedges.

Income tax expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. We recorded an income tax benefit of $3.9 million for the six months ended June 29, 2013, compared to an expense of $0.1 million for the same period in 2012. The income tax benefit in the current year is due primarily to a $3.9 million reversal of a portion of our deferred tax asset valuation allowance in the second quarter, while the expense in the prior year was due primarily to a release of a portion of our deferred tax asset valuation allowance to offset our regular tax expense partially offset by our expected alternative minimum tax obligation. Due to the effect of the deferred tax asset valuation allowance release, our effective tax rates in 2013 and 2012 do not directly correlate to the amount of pretax income or loss. In the absence of such releases our tax rate would have been 39.0% and 39.5% for the six months ended June 29, 2013, and June 30, 2012, respectively.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first six months was $7.4 million, compared to $8.9 million in the first six months of 2012. This is lower, despite higher sales due to an increase of $8.0 million in accounts receivable, whose aging remains strong and $2.6 million increase in inventory, offset by an increase in accounts payable and accrued liabilities of $2.8 million.

Direct cash flows from operations for the first half of 2013 and 2012 are as follows:

	Direct Cash Flows
	Six Months Ended
	June 29, 2013	June 30, 2012
	(in millions)
Collections from customers	$107.3	$83.0
Other collections of cash	1.1	1.0
Disbursements to vendors	(68.1)	(48.5)
Personnel related disbursements	(31.6)	(25.1)
Income taxes paid	(0.1)	—
Debt service costs (interest)	(1.2)	(1.5)

Cash provided by operations	$7.4	$8.9

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 33 days at June 29, 2013, compared to 34 days at June 30, 2012.

Inventory on hand as of June 29, 2013, increased $2.2 million compared to June 30, 2012. Inventory turns during the first six months of 2013 increased to 10.4 from 9.8 for the first six months of 2012.

We monitor and evaluate raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock. Because all of our products are made-to-order, we have only a small amount of finished goods and work in process inventory. As a result of these factors, our inventories are not excessive, and we believe the value of such inventories will be realized through sale.

Investing activities. Cash provided by investing activities was $5.3 million for the first six months of 2013, compared to cash used in investing activities of $2.1 million for the first six months of 2012. The increase of $7.4 million in cash provided by investing activities was due to proceeds from the sale of the Salisbury, North Carolina facility, of $7.5 million, during the first quarter of 2013.

Financing activities. Cash used in financing activities was $15.9 million in the first six months of 2013, due to a $7.5 million prepayment of debt, $6.1 million for stock repurchases and $3.6 million to pay certain fees and expenses relating to the offering. This was offset by proceeds from exercises of stock options totaling $1.2 million. The repurchase of $50 million in shares was funded by a $50 million increase in debt, resulting in no change in cash. Cash used in financing activities was $2.1 million in the first six months of 2012, due to $2.0 million payment of debt and $0.1 million of capital lease payments.

Debt Covenant. In accordance with the Credit Agreement (defined below) we are required to meet certain financial covenants, the most restrictive of which is a maximum ratio of Total Funded Debt to Consolidated EBITDA for the trailing four quarters. This maximum ratio decreases during the term of the agreement from 3.75X to 3.0X. Consolidated EBITDA as defined in the agreement is determined as follows: Consolidated net income/(loss) plus interest expense (net of interest income), income taxes, depreciation, amortization, as well as other non-recurring items such as restructuring charges, plant consolidation costs, manufacturing inefficiencies incurred with plant consolidations, and non-cash stock compensation. We closely monitor compliance with our various debt covenants. As of June 29, 2013, we were in compliance and expect to be in the future.

Capital Resources. On May 28, 2013, PGT, Inc. (the “Company”) entered into a Credit Agreement (the “Credit Agreement”) with the various financial institutions and other persons from time to time parties thereto as lenders (the “Lenders”), SunTrust Bank, as administrative agent (in such capacity, the “Administrative Agent”), as collateral agent, as swing line lender and as a letter of credit issuer, and the other agents and parties thereto. The Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $105 million, consisting of an $80 million Tranche A term loan facility maturing in five years that will amortize on a basis of 5% annually during the five-year term, and a $25 million revolving credit facility maturing in five years that includes a $5 million swing line facility and a $10 million letter of credit facility. As of June 29, 2013, there were $1.1 million of letters of credit outstanding and $23.9 million available on the revolver.

The Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The Credit Agreement also contains customary events of default.

The Credit Agreement also requires us to maintain certain maximum leverage ratios and minimum fixed charge ratios, which are tested at the end of each fiscal quarter. We were in compliance with all covenants as of June 29, 2013.

PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents, and such guarantee is secured by a lien on substantially all of the assets of our wholly owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

The face value of the debt as of June 29, 2013 is $80.0 million and the Company incurred issuance costs of $3.6 million, of which $2.0 million of the costs are classified as a discount and presented in the current portion of long-term debt and long-term debt on the Condensed Consolidated Balance Sheets. Approximately $1.2 million was reported as debt issuance costs in other current assets on the Condensed Consolidated Balance Sheets, while the remaining $0.3 million was expensed in selling, general and administrative expense on the Condensed Consolidated Statements of Income and Comprehensive Income. The debt issuance costs and discount are being amortized to interest expense, net on the Condensed Consolidated Statements of Income and Comprehensive Income over the term of the debt.

In connection with the cash proceeds from the sale of our Salisbury facility on January 23, 2013, we voluntarily prepaid $7.5 million of debt on January 31, 2013.

The contractual future maturities of long-term debt outstanding as of June 29, 2013, are as follows (excluding unamortized debt discount and issuance costs):

(in thousands)
2013	$1,000
2014	5,000
2015	4,000
2016	4,000
2017	3,000
2018	63,000

Total	$80,000

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first six months of 2013, capital expenditures were $2.1 million, compared to $2.4 million for the first six months of 2012. We expect to spend nearly $7.3 million on capital expenditures in 2013, including continuing capital expenditures related to the new enterprise resource planning (“ERP”) system and new product and manufacturing initiatives. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

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

Contractual Obligations

Other than the debt refinancing as described in “Liquidity and Capital Resources” above, there have been no significant changes to our “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 29, 2012, as filed with the Securities and Exchange Commission on March 1, 2013.

Significant Accounting Policies and Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Significant accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

We identified our significant accounting policies in our Form 10-K annual report for the year ended December 29, 2012, as filed with the Securities and Exchange Commission on March 1, 2013. During our second quarter review we have added Income Tax - Valuation Allowance to our policies. Below is summary of that policy. There have been no other changes to our critical accounting policies during the first six months of 2013. Critical Accounting policy

Income Taxes—Valuation Allowance. A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law (generally 2 and 20 years, respectively). The four sources of taxable income to be considered in determining whether a valuation allowance is required include:

•	future reversals of existing taxable temporary differences;

•	taxable income in prior carryback years;

•	tax planning strategies; and

•	future taxable income exclusive of reversing temporary differences and carryforwards.

Determining whether a valuation allowance for deferred tax assets is necessary requires an analysis of both positive and negative evidence regarding realization of the deferred tax assets. Examples of positive evidence may include:

•

a strong earnings history exclusive of the loss that created the deductible temporary differences, coupled with evidence indicating that the loss is the result of an aberration rather than a continuing condition;

•	an excess of appreciated asset value over the tax basis of a company’s net assets in an amount sufficient to realize the deferred tax asset; and

•	existing backlog that will produce sufficient taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

Examples of negative evidence may include:

•	the existence of “cumulative losses” (generally defined as a pretax cumulative loss for the current and previous two years);

•	an expectation of being in a cumulative loss position in a future reporting period;

•	a carryback or carryforward period that is so brief that it would limit the realization of tax benefits;

•	a history of operating loss or tax credit carryforwards expiring unused; and

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. A company must use judgment in considering the relative impact of positive and negative evidence. At June 29, 2013, we have $4.4 million of valuation allowance against our deferred tax asset which will be used to offset the estimated tax expense on the forecasted earnings for the second half of 2013. This amount has not yet been released as its realization is the result of the current year forecasted earnings. For 2012, we had a full valuation allowance of $12.9 million recorded against our net deferred tax asset, primarily due to our experiencing a three-year cumulative operating loss as of December 29, 2012, and December 31, 2011. The decrease in the valuation allowance was a result of recent earnings and forecasted income which provided sufficient positive evidence that our deferred tax assets will more likely than not be realized. At June 29, 2013, we are no longer in a cumulative loss position. Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.

In the future, changes in our valuation allowance may result from, among other things, additional pretax operating losses resulting in increases in our valuation allowance or pretax operating income resulting in decreases in our valuation allowance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge interest rate fluctuation associated with our debt. We entered into aluminum hedging instruments that settle at various times through December 2014 and cover approximately 36% of our anticipated need through December 2014 at an average price of $0.91 per pound. For forward contracts for the purchase of aluminum on June 29, 2013, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by $0.9 million. This calculation utilizes our actual commitment of 10.4 million pounds under contract (to be settled throughout December 2014) and the market price of aluminum as of June 29, 2013, which was approximately $0.79 per pound. We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at June 29, 2013, a 100 basis point increase in interest rates would result in approximately $0.8 million of additional interest costs annually.

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning System (“ERP System”). We expect to continue this implementation in phases over the course of the next ten months. The implementation of this ERP System has affected and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity

During the second quarter of fiscal 2013, PGT Inc. repurchased 6,791,171 shares of its common stock from the secondary offering of JLL Partners Fund IV, L.P. PGT purchased these shares from the Selling Stockholder at a price per share of $7.36, which represented the offering price to the public less the underwriting discounts and commissions. These shares were cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended June 29, 2013:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans(1)	Maximum approximate dollar value of shares that may yet be purchased under the plan(1)
Month No. 1
(March 31, 2013-April 27, 2013)	—	$—	—	$—
Repurchase Program
Month No. 2
(April 28, 2013-May 25, 2013)	—	$—	—	$—
Repurchase Program
Month No. 3
(May 26, 2013-June 29, 2013)	—	$—	—	$—
Repurchase Program (1)	6,791,171	$7.36	—	$—
Repurchase Program (2)	—	$—	1,996,772	$10,042,293

*	Periods represent our fiscal months.
(1)	On May 28, 2013, we repurchased 6,791,171shares of our common stock from the secondary offering of JLL Partners Fund IV, L.P. PGT purchased these shares from the Selling Stockholder at a price per share of $7.36, which represented the offering price to the public less the underwriting discounts and commissions.
(2)	On November 15, 2012, the Board of Directors authorized and approved a share repurchase program of up to $20 million. All share repurchases will be made in accordance with Rule 10b5-1 and Rule 10b-18, as applicable, of the Securities Exchange Act of 1934 as to the timing, pricing, and volume of such transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following items are attached or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010 , Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

10.1	Credit Agreement, dated as of May 28, 2013, among PGT, Inc., PGT Industries, Inc., the lenders party thereto, certain other financial institutions, and SunTrust Bank, as Administrative Agent and Collateral Agent, (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 28, 2013, filed with the Securities and Exchange Commission on June 3, 2013, Registration No. 000-52059).

10.2	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.3	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, David B. McCutcheon, Bradley West and Todd Antonelli (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.4	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-5205)

10.8	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 0000-52059)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: August 2, 2013	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: August 2, 2013	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer