Form 10-Q
period 2013-09-28
PGT, Inc.
filed 2013-11-01
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Common Stock, $0.01 par value 46,815,697 shares, as of October 28, 2013.

PGT, INC.

Form 10-Q for the Three and Nine Months Ended September 28, 2013 and September 29, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net sales	$64,858	$44,743	$177,268	$129,329
Cost of sales	43,938	29,501	117,759	85,670

Gross margin	20,920	15,242	59,509	43,659

Selling, general and administrative expenses	13,507	11,592	40,817	35,206

Gain on sale of assets held for sale	—	—	(2,195)	—

Income from operations	7,413	3,650	20,887	8,453

Interest expense, net	1,055	878	2,564	2,675
Other expense (Income), net	64	(10)	741	(110)

Income before income taxes	6,294	2,782	17,582	5,888

Income tax expense (benefit)	5	60	(3,893)	128

Net income	$6,289	$2,722	$21,475	$5,760

Net income per common share:
Basic	$0.14	$0.05	$0.43	$0.11

Diluted	$0.13	$0.05	$0.40	$0.11

Weighted average shares outstanding:

Basic	46,238	53,686	49,567	53,674

Diluted	49,257	56,054	53,097	54,475

Comprehensive income	$5,985	$3,203	$20,788	$6,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	September 28,	December 29,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,745	$18,743
Accounts receivable, net	21,671	13,997
Inventories	15,266	11,529
Deferred income taxes	1,547	—
Prepaid expenses	1,122	916
Assets held for sale	—	5,259
Other current assets	3,072	2,886

Total current assets	66,423	53,330

Property, plant and equipment, net	42,786	41,220
Intangible assets, net	40,450	45,327
Other assets, net	2,428	1,440

Total assets	$152,087	$141,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,038	$13,279
Deferred income taxes	46	46
Current portion long-term debt	3,907	—

Total current liabilities	20,991	13,325

Long-term debt	74,236	37,500
Deferred income taxes	12,076	14,858
Other liabilities	1,638	1,424

Total liabilities	108,941	67,107

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 48,812 and 53,737 shares issued and 46,816 and 52,814 shares outstanding at September 28, 2013, and December 29, 2012, respectively	488	537
Additional paid-in-capital	228,563	274,275
Accumulated other comprehensive loss	(2,101)	(1,414)
Accumulated deficit	(173,758)	(195,233)

Subtotal shareholders’ equity	53,192	78,165

Less Treasury stock at cost; 1,996,772 and 922,694 shares	(10,046)	(3,955)

Total shareholders’ equity	43,146	74,210

Total liabilities and shareholders’ equity	$152,087	$141,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 28,	September 29,
	2013	2012
	(unaudited)

Cash flows from operating activities:
Net income	$21,475	$5,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,509	4,384
Amortization	4,877	4,877
Provision for allowances of doubtful accounts	(107)	29
Amortization and write off of deferred financing costs	1,427	623
Stock-based compensation	752	1,046
Derivative financial instruments	111	42
Deferred income tax	(3,898)	—
Gain on disposal of assets	(2,185)	(291)
Change in operating assets and liabilities:
Accounts receivable	(8,624)	(2,995)
Inventories	(3,737)	(84)
Prepaid and other assets	(861)	(40)
Accounts payable, accrued and other liabilities	3,580	3,080

Net cash provided by operating activities	16,319	16,431

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,100)	(3,145)
Proceeds from sales of assets	7,478	454

Net cash provided by (used in) investing activities	2,378	(2,691)

Cash flows from financing activities:
Payments of long-term debt	(37,500)	(5,000)
Proceeds from issuance of long-term debt	80,000	—
Purchase of treasury stock	(56,091)	—
Payments of financing costs	(3,591)	—
Proceeds from exercise of stock options	3,487	42
Payments of capital leases	—	(50)

Net cash used in financing activities	(13,695)	(5,008)

Net increase in cash and cash equivalents	5,002	8,732
Cash and cash equivalents at beginning of period	18,743	10,940

Cash and cash equivalents at end of period	$23,745	$19,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc. (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended September 28, 2013, and September 29, 2012, consisted of 13 weeks.

The Condensed Consolidated Balance Sheet as of December 29, 2012, is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The Condensed Consolidated Balance Sheets as of December 29, 2012, and the unaudited condensed consolidated financial statements as of and for the period ended September 28, 2013, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 29, 2012, included in the Company’s most recent Form 10-K annual report. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11 Disclosures about Offsetting Assets and Liabilities. Subsequently, in February 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. These updates amended the guidance related to disclosures about offsetting assets and liabilities, including recognized financial instruments and derivatives. The provisions of the amended guidance became effective for us beginning in the first quarter of 2013. We adopted this standard in the first quarter of 2013 and additional disclosures have been made to comply with the standard.

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

During the quarter and nine months ended, we recorded warranty expense at a rate of 1.25% and 1.32% of sales, respectively. This rate is lower than the 2.00% of sales accrued in the third quarter of 2012 due to improved quality and lower costs to service claims experienced in the past several quarters. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the previous amounts recorded, if necessary, to reflect a change in estimate of the future costs of claims yet to be serviced.

The table set forth below summarizes current period charges, any adjustment to previous estimates if necessary, as well as settlements, which represent actual costs incurred during the period, for the three and nine months ended September 28, 2013, and September 29, 2012. The reserve is determined after assessing Company history and through specific identification. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

The following provides information with respect to our warranty accrual:

	Beginning	Charged to			End of
Accrued Warranty	of Period	Expense	Adjustments	Settlements	Period
	(in thousands)

Three months ended September 28, 2013	$3,128	$811	$(71)	$(917)	$2,951

Three months ended September 29, 2012	$4,313	$783	$(235)	$(786)	$4,075

Nine months ended September 28, 2013	$3,858	$2,341	$(530)	$(2,718)	$2,951

Nine months ended September 29, 2012	$4,406	$2,476	$(319)	$(2,488)	$4,075

NOTE 3.	INVENTORIES

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

	September 28,	December 29,
	2013	2012
	(in thousands)

Raw materials	$12,564	$10,477
Work in progress	578	256
Finished goods	2,124	796

Total inventories	$15,266	$11,529

NOTE 4.	STOCK COMPENSATION EXPENSE

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.2 million for the third quarter of 2013 and $0.3 million for the third quarter of 2012. We recorded compensation expense for stock based awards of $0.8 million for the first nine months of 2013 and $1.0 million for the first nine months of 2012. As of September 28, 2013, and September 29, 2012, there was $0.7 million and $1.6 million, respectively, of total unrecognized compensation cost related to non-vested stock option agreements and restricted share awards. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.3 years.

Exercises

In the third quarter of 2013, there were 1,082,478 options exercised at a weighted average exercise price of $2.09 per share. For the nine months ended September 28, 2013, there were 1,866,667 options exercised at a weighted average exercise price of $1.87 per share.

NOTE 5.	NET INCOME PER COMMON SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Our weighted average shares outstanding for the three months ended September 29, 2012, excludes underlying options of 437,455 because their effects were anti-dilutive. Our weighted average shares outstanding for the nine months ended September 28, 2013, and September 29, 2012, excludes underlying options of 15,007 and 396,529, respectively, because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Net income	$6,289	$2,722	$21,475	$5,760

Weighted-average common shares - Basic	46,238	53,686	49,567	53,674
Add: Dilutive effect of stock compensation plans	3,019	2,368	3,530	801

Weighted-average common shares - Diluted	49,257	56,054	53,097	54,475

Net income per common share:
Basic	$0.14	$0.05	$0.43	$0.11

Diluted	$0.13	$0.05	$0.40	$0.11

NOTE 6.	INTANGIBLE ASSETS

Intangible assets are as follows:

	September 28, 2013	December 29, 2012	Original Useful Life (in years)
	(in thousands)
Intangible assets:
Trade names	$38,441	$38,441	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(53,879)	(49,701)

Subtotal	1,821	5,999

Hurricane intellectual assets	2,797	2,797	3
Less: Accumulated amortization	(2,609)	(1,910)

Subtotal	188	887

Intangible assets, net	$40,450	$45,327

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

Our year-end test of trade names, performed as of December 29, 2012, utilized a weighted average royalty rate of 4.0% and a discount rate of 14.3%. Net sales used in the analysis were based on historical experience and a modest growth rate over the next six years. As of December 29, 2012, the estimated fair value of the trade names exceeded book value by approximately

47%, or $18.0 million. We believe our projected sales are reasonable based on available information regarding our industry and the core markets that we serve. We also believe the royalty rate is appropriate and could improve over time based on market trends and information, including that which is set forth above. The discount rate was based on current financial market trends and will remain dependent on such trends in the future.

No impairment test was conducted as of September 28, 2013, because no impairment indicators were identified that require us to perform this test prior to our annual test at December 28, 2013. We will continue to monitor and evaluate potential impairment indicators.

Amortizable Intangible Assets

We perform an impairment test on our amortizable intangible assets any time that impairment indicators exist. Such assets include our customer relationships asset and the intellectual property assets acquired upon exercise of the option to purchase the Hurricane Window and Door Technology assets in December 2010, which underlie our PremierVue product line. No such impairment indicators were identified as of September 28, 2013. We will continue to monitor and evaluate potential impairment indicators.

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

Interest on all loans under the Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the term loans and the revolving credit facility accrue interest at a rate equal to, at our option, a base rate or LIBOR plus an applicable margin. The applicable margin is based on our leverage ratio, ranging from 300 to 350 basis points in the case of LIBOR and 200 to 250 basis points in the case of the base rate. We will pay quarterly fees on the unused portion of the revolving credit facility equal to 0.50% as well as a quarterly letter of credit fee at a rate per annum equal to the applicable margin for LIBOR loans on the face amount of any outstanding letters of credit. In connection with this refinancing, we wrote-off $0.3 million of deferred financing costs from the Old Credit Agreement, which are classified within other expense (income), net in the Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 28, 2013.

On September 16, 2013, we entered into two interest rate caps and an interest rate swap to hedge a portion of our debt against volatility in future interest rates (See Note 12).

The Credit Agreement will require us to maintain a maximum leverage ratio (based on the ratio of total funded debt to consolidated EBITDA, each as defined in the Credit Agreement) and a minimum fixed charge coverage ratio (based on the ratio of consolidated EBITDA minus net cash taxes minus capital expenditures to cash interest expense plus scheduled principal payments of term loans, each as defined in the Credit Agreement), which will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the Credit Agreement. As of September 28, 2013, we were in compliance with all debt covenants.

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

On August 5, 2013, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement dated May 28, 2013. The Amendment permits us to make capital expenditures (as defined in the Credit Agreement) in an amount up to but not exceeding $14.0 million in connection with the expansion and operation of our glass processing business and activities without reducing the amount of capital expenditures otherwise permitted.

The face value of the debt as of September 28, 2013, was $80.0 million. The Company incurred issuance costs of $3.6 million, of which $2.0 million of the costs were classified as a discount and presented in the current and long-term portion of debt on the Condensed Consolidated Balance Sheets. Approximately $1.2 million was reported as debt issuance costs in current assets and other assets on the Condensed Consolidated Balance Sheets, while the remaining $0.3 million was expensed in selling, general and administrative expense on the Condensed Consolidated Statements of Income and Comprehensive Income. The debt issuance costs and discount are being amortized to interest expense, net on the Condensed Consolidated Statements of Income and Comprehensive Income over the term of the debt.

In connection with the cash proceeds from the sale of our Salisbury facility on January 23, 2013, we voluntarily prepaid $7.5 million of debt on January 31, 2013.

The contractual future maturities of long-term debt outstanding as of September 28, 2013, are as follows (excluding unamortized debt discount and issuance costs):

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

The following table shows the components of accumulated other comprehensive loss for the three and nine months ended September 28, 2013, and September 29, 2012:

	Aluminum Forward Contracts	Interest Swap	Total
	(in thousands)	(in thousands)	(in thousands)
Balance at June 29, 2013	$(1,797)	$—	$(1,797)
Other comprehensive income (loss) before reclassification	196	(727)	(531)
Amounts reclassified from accumulated other comprehensive loss	36	—	36
Tax effect	(89)	280	191

Net current-period other comprehensive loss	143	(447)	(304)

Balance at September 28, 2013	$(1,654)	$(447)	$(2,101)

	Aluminum Forward Contracts	Interest Swap	Total
	(in thousands)	(in thousands)	(in thousands)
Balance at June 30, 2012	$(1,899)	$—	$(1,899)
Other comprehensive income before reclassification	346	—	346
Amounts reclassified from accumulated other comprehensive loss	135	—	135
Tax effect	—	—	—

Net current-period other comprehensive loss	481	—	481

Balance at September 29, 2012	$(1,418)	$—	$(1,418)

	Aluminum Forward Contracts	Interest Swap	Total
	(in thousands)	(in thousands)	(in thousands)
Balance at December 29, 2012	$(1,414)	$—	$(1,414)
Other comprehensive loss before reclassification	(460)	(727)	(1,187)
Amounts reclassified from accumulated other comprehensive loss	69	—	69
Tax effect	151	280	431

Net current-period other comprehensive loss	(240)	(447)	(687)

Balance at September 28, 2013	$(1,654)	$(447)	$(2,101)

	Aluminum Forward Contracts	Interest Swap	Total
	(in thousands)	(in thousands)	(in thousands)
Balance at December 31, 2011	$(1,798)	$—	$(1,798)
Other comprehensive income before reclassification	183	—	183
Amounts reclassified from accumulated other comprehensive loss	197	—	197
Tax effect	—	—	—

Net current-period other comprehensive loss	380	—	380

Balance at September 29, 2012	$(1,418)	$—	$(1,418)

Reclassification out of accumulated other comprehensive loss for the three and nine months ended September 28, 2013, and September 29, 2012:

	Amount reclassifed from Accumulated Other Comprehensive Loss
	Three months ended		Affected line item in
Detail about accumulated other comprehensive loss components	September 28, 2013	September 29, 2012	statement where Net Income is presented
	(in thousands)
Aluminum Forward Contracts
Effective portion of aluminum forward contracts	$36	$135	Cost of Sales
Tax effect	(14)	(52)	Tax expense
Interest Swap
Effective portion of interest hedge contracts	—	—	Interest
Tax effect	—	—	Tax expense

	$22	$83	Net of Tax

	Nine months ended
Detail about accumulated other comprehensive loss components	September 28, 2013	September 29, 2012
	(in thousands)
Aluminum Forward Contracts
Effective portion of aluminum forward contracts	$69	$197	Cost of Sales
Tax effect	(27)	(76)	Tax expense
Interest Swap
Effective portion of interest hedge contracts	—	—	Interest
Tax effect	—	—	Tax expense

	$42	$121	Net of Tax

NOTE 9.	COMMITMENTS AND CONTINGENCIES

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

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. We recorded a minimal income tax expense and a $3.9 million benefit for the three and nine months ended September 28, 2013, respectively, compared to an expense of $0.1 million and $0.1 million for the same respective periods in 2012. The income tax benefit in the nine months ended September 28, 2013 is due primarily to a $3.9 million reversal of a portion of our deferred tax asset valuation allowance during the second quarter, while the expense in the prior year was due primarily to a release of a portion of our deferred tax asset valuation allowance to partially offset our regular tax expense and our expected alternative minimum tax obligation. Due to the effect of the deferred tax asset valuation allowance release, our effective tax rates in 2013 and 2012 do not directly correlate to the amount of pretax income or loss. In the absence of such releases, our tax rate would have been 39.1% and 39.5%, for the three months ended September 28, 2013, and September 29, 2012, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between (1) the carrying amounts of the assets and liabilities for financial reporting purposes and (2) the amounts used for income tax purposes. A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. At December 29, 2012, we had a valuation allowance totaling $12.9 million recorded against our net deferred tax asset. During the quarter ended June 29, 2013, we concluded that it was more likely than not that we would be able to realize all of our deferred tax assets and as such, we reversed our deferred tax asset valuation allowance. The reversal was based upon consideration of a number of factors, recent earnings history and forecasts of future earnings that enabled us to conclude it is more likely than not that the deferred tax assets will be realized. The $3.9 million tax benefit recorded for the nine months ended September 28, 2013, reflects the estimated remaining valuation allowance in excess of what is being used to offset the 2013 income tax expense in the estimated annual effective tax rate.

NOTE 11.	DERIVATIVE

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum.

In addition, we entered into LIBOR rate hedges on September 16, 2013, to offset the changes in cash flows of the debt interest rate payments that are attributable to the fluctuations of LIBOR rates. With the exception of the time value portion of our caps, these contracts are designated as cash flow hedges since they are highly effective in offsetting the changes in the monthly interest payments attributable to the changes in interest rates during the term of the agreement.

We net cash collateral from payments of margin calls on deposit with our brokers against the liability position of open contracts for the purchase of hedge instruments on a first-in, first-out basis. For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

Derivative Financial Instruments — Aluminum Contracts

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

At September 28, 2013, the fair value of our aluminum forward contracts was in a net liability position of $0.4 million. We had 42 outstanding forward contracts for the purchase of 11.4 million pounds of aluminum, approximately 41% of our anticipated needs through June 2015, at an average price of $0.90 per pound with maturity dates of between less than one month and twenty-one months. We assessed the risk of non-performance of the Company to these contracts and recorded a de minimis adjustment to fair value as of September 28, 2013.

As of December 29, 2012, the fair value of our aluminum forward contracts was in a net asset position of approximately $20 thousand. We had 24 outstanding forward contracts for the purchase of 3.9 million pounds of aluminum at an average price of $0.94 per pound with maturity dates of between less than one month and 12 months through December 2013. We assessed the risk of non-performance of the counterparty on these contracts and recorded a de minimis adjustment to fair value as of December 29, 2012.

Although it is our intent to have our aluminum hedges qualify as highly effective for reporting purposes, for the three months ended September 28, 2013, 6 of our 42 outstanding contracts did not qualify as effective. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of Accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. When a cashflow hedge becomes ineffective, and if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in Accumulated other comprehensive loss remain in Accumulated other comprehensive loss and are recognized in earnings in the period in which the hedged transaction affects earnings. The change in value of the aluminum forward contracts occurring after ineffectiveness is recognized in Other expense (income), net on the Condensed Consolidated Statements of Income and Comprehensive Income. We do not expect the gains or losses recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheets (unaudited) as of September 28, 2013, that will be reclassified to earnings within the next three months to be material.

As of December 29, 2012, our aluminum hedges did not qualify as effective for reporting purposes and amounts previously recorded in Accumulated other comprehensive loss remain in Accumulated other comprehensive loss and are recognized in earnings in the period in which the hedged transaction affects earnings. The change in value of the aluminum forward contracts occurring after ineffectiveness is recognized in Other expense, net on the Condensed Consolidated Statements of Income and Comprehensive Income.

Derivative Financial Instruments — Interest Rate Contract

On September 16, 2013, we entered into two interest rate caps and one interest rate swap. The first is a one year interest rate cap agreement with a notional amount of $40.0 million that was designated as a cash flow hedge that protects the variable rate debt from an increase in the floating one month LIBOR rate of greater than 0.50%. The second is a two year interest rate cap agreement with a notional amount of $20.0 million that was designated as a cash flow hedge that protects the variable rate debt from an increase in the floating one month LIBOR rate of greater than 0.50%. Effectiveness for the interest rate caps will be measured by comparing the changes in the intrinsic value of the cap with the change in the fair value of the forecasted interest payments due to changes in the LIBOR interest rate when LIBOR is greater than 0.5%. The intrinsic value portion of the interest rate caps are expected to be highly effective due to the critical terms of the cap exactly matching those of the hedge debt. The time value portion of the caps are deemed ineffective and will be marked to market in the reporting period.

The last is a forward starting three year six months interest rate swap agreement with a notional amount of $40.0 million that effectively converted a portion of the floating rate debt to a fixed rate of 2.15% that starts September 28, 2014, with a termination date of May 18, 2018. Since all of the critical terms of the swap and cap exactly matched those of the hedged debt, no ineffectiveness was identified in the hedging relationship. Consequently, all changes in fair value are recorded as a component of Accumulated other comprehensive income. Hedge effectiveness for the interest rate swap will be evaluated in accordance with ASC 815 on a quarterly basis by comparing changes in the cumulative gain or loss from the forward-starting interest rate swap with the cumulative changes in the discounted expected cash flows of future monthly interest related to changes of the swap rate.

The impact of the offsetting derivative instruments are depicted below:

As of September 28, 2013

(in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts offset in Balance Sheet	Net amounts of Assets Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Aluminum Forward Contract	$54	$—	$54	$—	$—	$54
Interest Rate Caps	$54	$—	$54	$—	$—	$54

As of September 28, 2013

(in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts offset in Balance Sheet	Net amounts of Liabilities Presented in Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum Forward Contract	$453	$—	$453	$—	$—	$453
Interest Rate Swap	$727	$—	$727	$—	$—	$727

As of December 29, 2012

(in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts offset in Balance Sheet	Net amounts of Assets Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Aluminum Forward Contract	$53	$(33)	$20	$—	$—	$20

As of December 29, 2012

(in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts offset in Balance Sheet	Net amounts of Liabilities Presented in Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum Forward Contract	$33	$(33)	$—	$—	$—	$—

The fair value of our derivatives are classified in the accompanying Condensed Consolidated Balance Sheets as follows:

		September 28, 2013	December 29, 2012
		(in thousands)
Derivatives in a net asset (liability) position	Balance Sheet Location

Interest rate cap	Other Current Assets	$30	$—
Interest rate cap	Other Assets	$24	$—
Interest rate swap	Other Liabilities	$727	$—
Aluminum forward contracts	Other Assets	$54	$20
Aluminum forward contracts	Accrued Liabilities	$453	$—

The following represents the gains (losses) on derivative financial instruments for the three and nine months ended September 28, 2013, and September 29, 2012, and their classifications within the accompanying Condensed Consolidated Financial Statements:

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	(in thousands)			(in thousands)
	September 28, 2013	September 29, 2012		September 28, 2013	September 29, 2012
Aluminum contracts	$196	$346	Cost of sales	$36	$135
Interest rate swap	$(727)	$—	Interest Expense, net	$—	$—

	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended
(in thousands)
		September 28, 2013	September 29, 2012
Aluminum contracts	Other Expense (income) net	$18	$5
Interest rate swap	Other Expense (income) net	$—	$—

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended			Nine Months Ended
	(in thousands)			(in thousands)
	September 28, 2013	September 29, 2012		September 28, 2013	September 29, 2012
Aluminum contracts	$(460)	$183	Cost of sales	$69	$197
Interest rate swap	$(727)	$—	Interest Expense, net	$—	$—

	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Nine Months Ended
(in thousands)
		September 28, 2013	September 29, 2012
Aluminum contracts	Other Expense (income) net	$(350)	$54
Interest rate swap	Other Expense (income) net	$—	$—

NOTE 12.	FAIR VALUE

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

The accounting guidance concerning fair value allows us to elect to measure financial instruments at fair value and report the changes in fair value through the Condensed Consolidated Statements of Income and Comprehensive Income. This election can only be made at certain specified dates and is irrevocable once made. We do not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather make the election on an instrument-by-instrument basis as they are acquired or incurred.

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the Condensed Consolidated Balance Sheets at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation:

	Fair Value Measurements at Reporting Date of Net Asset (Liability) Using:
	(in thousands)
Description	September 28, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Aluminum forward contracts	$(399)	$—	$(399)	$—
Interest rate cap	54	—	54	—
Interest rate swap	(727)	—	(727)	—

Derivative financial instruments, net liability	$(1,072)	$—	$(1,072)	$—

Description	December 29, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Aluminum forward contracts	$20	$—	$20	$—
Interest rate cap	—	—	—	—

Derivative financial instruments, net asset	$20	$—	$20	$—

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

Interest rate cap and swap contracts identical to that held by us are sold by financial institutions. The valuation price at any measurement date for a contract with identical terms, exercise price, expiration date, settlement date, and notional quantities, as the one we hold, is used for determining the fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at September 28, 2013, and December 29, 2012, respectively:

	September 28, 2013		December 29, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial assets and liabilities
Cash and cash equivalents	$23,745	$23,745	$18,743	$18,743
Accounts receivable, net	$21,671	$21,671	$13,997	$13,997
Accounts payable and accrued liabilities	$17,038	$17,038	$13,279	$13,279
Long-term debt	$78,143	$80,000	$37,500	$37,500

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

We believe that, based on the number of employees hired to date and our plans for future hiring, as well as the completion of other terms noted above, we have reasonable assurance the grant will be retained on December 1, 2015. Due to the existence of the performance obligations extending over a 5-year period, we recognize the reasonably assured portion of the grant over the life of the agreement as an offset to the payroll of the employees hired, which is included in cost of goods sold. This amount is expected to result in an immaterial amount recognized each quarter through December 1, 2015. As of September 28, 2013, and December 29, 2012, the deferred portion of the $0.6 million grant has been classified as $0.1 million and $0.1 million in accounts payable and accrued liabilities, respectively, and $0.2 million and $0.3 million in other liabilities, respectively, within the accompanying Condensed Consolidated Balance Sheets.

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

Sales and Operations

On October 30, 2013, we issued a press release, and held a conference call on October 31, 2013, to review the results of operations for the three and nine months ended September 28, 2013. During the call, we also discussed current market conditions and progress made regarding certain business initiatives. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks. We are neither updating nor confirming that information.

We delivered our highest quarterly sales since the first quarter of 2007 coming in at $64.9 million, up 45.0% over the third quarter of 2012. A combination of improving market conditions and marketing programs focused on both consumers and dealers targeting our WinGuard products continues to drive both sales growth and share gains.

During the quarter, impact sales grew 47% over prior year and represented 78% of total sales, compared to 77% a year ago. In addition, sales of non-impact products grew 38%. Sales increased in both our repair and remodel and new construction markets, up 40% and 58%, respectively. Net income was $6.3 million, and adjusted net income was $6.4 million compared to net income of $2.7 million a year ago.

The 45.0% sales growth during the quarter generated a 37.3% increase in gross margin dollars. As a percent, however, gross margin decreased by 1.8% due to a temporary increase in labor and material costs in connection with the training of our new employees, including the 301 hired during the quarter. Margin was also impacted by the purchase of finished glass units to support sales in excess of our current glass capacities. These two factors negatively impacted margin during the quarter by 4.8%, which more than offset the 3.0% improvement in other factors including strong leverage of fixed costs.

Lastly, selling, general and administrative expenses as a percent of sales decreased to 20.8%, compared to 25.9% in the third quarter of 2012 due to strong leverage in this category. Cash flow generated from operations was $8.9 million during the quarter. At quarter end, our cash balance was $23.7 million.

Forward Outlook

We continue to focus our efforts on both training and retaining newly hired employees to improve our production efficiency. We are also expanding our current glass fabrication capabilities by constructing a new facility. During August, we purchased land neighboring to our existing campus for $1.7 million and expect operations to commence in our new glass facility in the third quarter of 2014. This action alone is expected to improve our margins by approximately 2%.

In the third quarter of 2013, we announced a price increase of approximately 3% on certain products effective for the fourth quarter of 2013 to offset the cost increases of labor, including healthcare costs, as well as increases in the cost of glass from outside vendors and other costs associated with our business.

Based on our October sales and our current pipeline, which encompasses our price increase, we believe the fourth quarter’s sales will range from $58 million to $60 million. We also expect lower overtime and glass purchases with these reduced sales, however, we expect to experience lower leveraging of our fixed costs.

Performance Summary

The following table presents financial data derived from our unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total net sales for the periods indicated:

	(unaudited)				(unaudited)
	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
	(in thousands)				(in thousands)

Net sales	$64,858	100.0%	$44,743	100.0%	$177,268	100.0%	$129,329	100.0%
Cost of sales	43,938	67.7%	29,501	65.9%	117,759	66.4%	85,670	66.2%

Gross margin	20,920	32.3%	15,242	34.1%	59,509	33.6%	43,659	33.8%

Selling, general and administrative expenses	13,507	20.8%	11,592	25.9%	40,817	23.0%	35,206	27.2%
Gain on sale of assets held for sale	—	0.0%	—	0.0%	(2,195)	-1.2%	—	0.0%

Income from operations	7,413	11.4%	3,650	8.2%	20,887	11.8%	8,453	6.5%

Interest expense, net	1,055	1.6%	878	2.0%	2,564	1.4%	2,675	2.1%
Other expense (income), net	64	0.1%	(10)	0.0%	741	0.4%	(110)	-0.1%

Income before income taxes	6,294	9.7%	2,782	6.2%	17,582	9.9%	5,888	4.6%

Income tax (benefit) expense	5	0.0%	60	0.1%	(3,893)	-2.2%	128	0.1%

Net income	$6,289	9.7%	$2,722	6.1%	$21,475	12.1%	$5,760	4.5%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

The following table represents total sales by product category for the three months ended September 28, 2013, and September 29, 2012:

	Three Months Ended
	September 28, 2013		September 29, 2012
	Sales	% of sales	Sales	% of sales	% change
	(in millions)
Product category:
Impact Window and Door Products	$50.3	77.5%	$34.2	76.5%	47.0%
Other Window and Door Products	14.6	22.5%	10.5	23.5%	38.2%

Total net sales	$64.9	100.0%	$44.7	100.0%	45.0%

Net sales of impact window and door products, which include our WinGuard, PremierVue and Architectural Systems product lines, were $50.3 million for the third quarter of 2013, an increase of $16.1 million, or 47.0%, from $34.2 million in net sales for the 2012 third quarter. The increase was due mainly to an increase in Aluminum and Vinyl WinGuard of $10.5 million and $4.1 million, respectively. WinGuard product sales, which grew both in new construction and repair and remodel markets, represented 73% of our net sales for the third quarter of both 2013 and 2012.

Net sales of other window and door products were $14.6 million for the third quarter of 2013, an increase of $4.1 million, or 38.2%, from $10.5 million in net sales for the 2012 third quarter. This increase was due mainly to an increase in sales of our non-impact aluminum products of $1.8 million, non-impact vinyl products, whose sales were up $1.4 million, and an increase in Eze-Breeze product sales of $0.8 million.

Gross margin

Gross margin was $20.9 million, or 32.3% of sales, compared to $15.2 million, or 34.1% for the third quarter of 2012, an increase of $5.7 million, or 37.3% from the third quarter of 2012. The 1.8% decrease in gross margin as a percent of sales in 2013 is the result of the increased labor cost and scrap commensurate with hiring 575 new employees over the past six months (2.8%), outside glass purchases (2.0%) and change in mix (0.9%). These decreases were offset by leveraging higher sales (3.6%) and reduced costs of aluminum (0.3%).

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.5 million for the third quarter of 2013, an increase of $1.9 million from $11.6 million for the third quarter of 2012. This was driven by employee related expense increase of $1.5 million, $0.3 million in bank related fees, and consulting fees of $0.1 million. As a percent of sales, selling, general and administrative expenses were 20.8% for the third quarter of 2013 compared to 25.9% from the third quarter of 2012, as we were able to substantially leverage our increase in sales.

Interest expense, net

Interest expense, net was $1.1 million in the third quarter of 2013, an increase of $0.2 million from $0.9 million for the third quarter of 2012. The increase from prior year was due to a higher outstanding debt level resulting from the new debt agreement offset by the lower interest rate associated with the new credit agreement.

Other expense (income), net

Other expense, net was $0.1 million in the third quarter of 2013, compared to Other income, net of less than $0.1 million in the third quarter of 2012. The amount in 2013 relates to the changes in the fair value and settlements of our ineffective aluminum hedges. The amount in 2012 relates to the ineffective portion of aluminum hedges and the changes in the fair value of our interest rate cap.

Income tax expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. We recorded a minimal tax expense for the three months ended September 28, 2013, compared to an expense of $0.1 million for the same period in 2012.

Due to the effects of the deferred tax asset valuation allowance release, our effective tax rates in 2013 and 2012 do not directly correlate to the amount of pretax income or loss. In the absence of such releases our tax rate would have been 39.1% and 39.5%, for the three months ended September 28, 2013, and September 29, 2012, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

The following table represents total sales by product category for the nine months ended September 28, 2013, and September 29, 2012:

	Nine Months Ended
	September 28, 2013		September 29, 2012
	Sales	% of sales	Sales	% of sales	% change
	(in millions)
Product category:
Impact Window and Door Products	$135.9	76.7%	$96.1	74.3%	41.4%
Other Window and Door Products	41.4	23.3%	33.2	25.7%	24.5%

Total net sales	$177.3	100.0%	$129.3	100.0%	37.1%

Net sales of impact window and door products, which include our WinGuard, PremierVue and Architectural Systems product lines, were $135.9 million for the first nine months of 2013, an increase of $39.8 million, or 41.4%, from $96.1 million in net sales for the 2012 first nine months. The increase was due mainly to an increase in Aluminum and Vinyl WinGuard of $26.9 million and $10.7 million, respectively. Also, our Architectural System sales increased $2.0 million. WinGuard product sales, which grew in both new construction and repair and remodel markets, represented 72% and 70% of our net sales for the first nine months of 2013 and 2012, respectively.

Net sales of other window and door products were $41.4 million for the first nine months of 2013, an increase of $8.2 million, or 24.5%, from $33.2 million in net sales for the 2012 first nine months. This increase was due mainly to an increase in sales of our non-impact vinyl products, whose sales were up $3.5 million, our non-impact aluminum products of $3.1 million, and an increase in Eze-Breeze product sales of $1.6 million.

Gross margin

Gross margin was $59.5 million, or 33.6% of sales, compared to $43.7 million, or 33.8% for the first nine months of 2013, an increase of $15.8 million, or 36.3% from the first nine months of 2012. The 0.2% decrease in gross margin as a percent of sales in 2013 is the result of increased labor cost and scrap commensurate with hiring 758 new employees (2.5%) and outsourced glass purchases of (0.8%). This was offset by the leveraging of higher sales (3.1%).

Selling, general and administrative expenses

Selling, general and administrative expenses were $40.8 million for the first nine months of 2013, an increase of $5.6 million from $35.2 million for the first nine months of 2012. This was driven by an increase of $1.5 million relating to the secondary market offering of 12.65 million shares by our majority stockholder and debt refinancing, $1.1 million in advertising costs to assist our efforts to capture market share, $0.5 million in selling activities, and employee related expenses of $2.8 million. As a percent of sales, selling, general and administrative expenses were 23.1% for the first nine months of 2013 compared to 27.2% from the second quarter of 2012, when adjusting for offering related costs, as we were able to substantially leverage our increase in sales.

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

Interest expense, net

Interest expense, net was $2.6 million in the first nine months of 2013, a decrease of $0.1 million from $2.7 million for the first nine months of 2012. The decrease from prior year was due to the effect of the lower interest rate associated with the new credit agreement. Offsetting this decrease is a higher outstanding debt level from the new debt agreement along with the non-recurring amortization of deferred financing charges related to the $7.5 million voluntary pre-payment of debt.

Other expense (income), net

Other expense, net was $0.7 million in the first nine months of 2013, compared to Other income, net of $0.1 million in the first nine months of 2012. The amount in 2013 relates to the write off of $0.3 million of deferred financing costs relating to the old debt agreement along with the changes in the fair value and settlements of our ineffective aluminum hedges. The amount in 2012 relates to the ineffective portion of aluminum hedges and the changes in the fair value of our interest rate cap.

Income tax expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. We recorded an income tax benefit of $3.9 million for the nine months ended September 28, 2013, compared to an expense of $0.1 million for the same period in 2012. The income tax benefit in the current year is due primarily to a $3.9 million reversal of a portion of our deferred tax asset valuation allowance in the second quarter, while the expense in the prior year was due primarily to a release of a portion of our deferred tax asset valuation allowance to partially offset our regular tax expense and our expected alternative minimum tax obligation. Due to the effect of the deferred tax asset valuation allowance release, our effective tax rates in 2013 and 2012 do not directly correlate to the amount of pretax income or loss. In the absence of such releases our tax rate would have been 41.0% and 39.5%, for the nine months ended September 28, 2013, and September 29, 2012, respectively.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first nine months was $16.3 million, compared to $16.4 million in the first nine months of 2012. This is slightly lower despite higher sales due to increases in working capital requirements to support the growth of the business.

Direct cash flows from operations for the first nine months of 2013 and 2012 are as follows:

	Direct Cash Flows
	Nine Months Ended
	September 28,	September 29,
	2013	2012
	(in millions)
Collections from customers	$173.7	$130.1
Other collections of cash	4.5	1.6
Disbursements to vendors	(109.3)	(74.2)
Personnel related disbursements	(50.5)	(38.8)
Income taxes paid	(0.1)	—
Debt service costs (interest)	(2.0)	(2.2)
Other activity, net	—	(0.1)

Cash provided by operations	$16.3	$16.4

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 32 days at September 28, 2013, compared to 34 days at September 29, 2012.

Inventory on hand as of September 28, 2013, increased $3.6 million compared to September 29, 2012. Inventory turns during the first nine months of 2013 increased to 10.9 from 9.6 for the first nine months of 2012.

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

Investing activities. Cash provided by investing activities was $2.4 million for the first nine months of 2013, compared to cash used in investing activities of $2.7 million for the first nine months of 2012. The increase of $5.1 million in cash provided by investing activities was due to proceeds from the sale of the Salisbury, North Carolina facility, of $7.5 million, during the first quarter of 2013 offset by increased capital spending mainly related to the land purchase for the expansion of our glass processing capabilities.

Financing activities. Cash used in financing activities was $13.7 million in the first nine months of 2013, due to a $7.5 million prepayment of debt, $6.1 million for stock repurchases and $3.6 million to pay certain fees and expenses relating to the offering. This was offset by proceeds from exercises of stock options totaling $3.5 million. The repurchase of $50 million in shares was funded by a $50 million increase in debt, resulting in no change in cash. Cash used in financing activities was $5.0 million in the first nine months of 2012, due to $5.0 million prepayment of debt and $0.1 million of capital lease payments offset by stock options exercised.

Debt Covenant. In accordance with the Credit Agreement (defined below) we are required to meet certain financial covenants, the most restrictive of which is a maximum ratio of Total Funded Debt to Consolidated EBITDA for the trailing four quarters. This maximum ratio decreases during the term of the agreement from 3.75X to 3.0X. Consolidated EBITDA as defined in the agreement is determined as follows: Consolidated net income/(loss) plus interest expense (net of interest income), income taxes, depreciation, amortization, as well as other non-recurring items such as restructuring charges, plant consolidation costs, manufacturing inefficiencies incurred with plant consolidations, and non-cash stock compensation. We closely monitor compliance with our various debt covenants. As of September 28, 2013, we were in compliance and expect to be in the future.

Capital Resources. On May 28, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with the various financial institutions and other persons from time to time parties thereto as lenders (the “Lenders”), SunTrust Bank, as administrative agent (in such capacity, the “Administrative Agent”), as collateral agent, as swing line lender and as a letter of credit issuer, and the other agents and parties thereto. The Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $105.0 million, consisting of an $80.0 million Tranche A term loan facility maturing in five years that will amortize on a basis of 5% annually during the five-year term, and a $25.0 million revolving credit facility maturing in five years that includes a $5.0 million swing line facility and a $10.0 million letter of credit facility. As of September 28, 2013, there were $1.1 million of letters of credit outstanding and $23.9 million available on the revolver.

Interest on all loans under the Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the term loans and the revolving credit facility accrue interest at a rate equal to, at our option, a base rate or LIBOR plus an applicable margin. The applicable margin is based on our leverage ratio, ranging from 300 to 350 basis points in the case of LIBOR and 200 to 250 basis points in the case of the base rate. We will pay quarterly fees on the unused portion of the revolving credit facility equal to 0.50% as well as a quarterly letter of credit fee at a rate per annum equal to the applicable margin for LIBOR loans on the face amount of any outstanding letters of credit. In connection with this refinancing, we wrote-off $0.3 million of deferred financing costs from the Old Credit Agreement, which are classified within other expense (income), net in the Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 28, 2013.

The Credit Agreement requires us to maintain a maximum leverage ratio (based on the ratio of total funded debt to consolidated EBITDA, each as defined in the Credit Agreement) and a minimum fixed charge coverage ratio (based on the ratio of consolidated EBITDA minus net cash taxes minus capital expenditures to cash interest expense plus scheduled principal payments of term loans, each as defined in the Credit Agreement), which will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the Credit Agreement.

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

The Credit Agreement also requires us to maintain certain maximum leverage ratios and minimum fixed charge ratios, which are tested at the end of each fiscal quarter. We were in compliance with all covenants as of September 28, 2013.

PGT, Inc. has unconditionally guaranteed all loans and other obligations under the Credit Agreement and related documents, and such guarantee is secured by a lien on substantially all of the assets of our wholly owned subsidiary, PGT Industries, Inc., subject to certain limitations. PGT, Inc. has no operations or assets independent of its subsidiary.

The face value of the debt as of September 28, 2013, is $80.0 million and the Company incurred issuance costs of $3.6 million, of which $2.0 million of the costs were classified as a discount and presented in the current portion of long-term debt and long-term debt on the Condensed Consolidated Balance Sheets. Approximately $1.2 million was reported as debt issuance costs in current assets and other assets on the Condensed Consolidated Balance Sheets, while the remaining $0.3 million was expensed in selling, general and administrative expense on the Condensed Consolidated Statements of Income and Comprehensive Income. The debt issuance costs and discount are being amortized to interest expense, net on the Condensed Consolidated Statement of Income and Comprehensive Income over the term of the debt.

In connection with the cash proceeds from the sale of our Salisbury facility on January 23, 2013, we voluntarily prepaid $7.5 million of debt on January 31, 2013.

The contractual future maturities of long-term debt outstanding as of September 28, 2013, are as follows (excluding unamortized debt discount and issuance costs):

(in thousands)
2013	$1,000
2014	5,000
2015	4,000
2016	4,000
2017	3,000
2018	63,000

Total	$80,000

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first nine months of 2013, capital expenditures were $5.1 million, compared to $3.1 million for the first nine months of 2012. This includes the $1.7 million land purchase for the expansion of our glass processing capabilities and $0.2 on related equipment deposits. We expect to spend nearly $9.5 million on capital expenditures in 2013, of which $2.6 million is related to the glass plant expansion, along with continuing capital expenditures related to the new enterprise resource planning (“ERP”) system and new product and manufacturing initiatives. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

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

On September 16, 2013, we entered into two interest rate caps and one interest rate swap. The first is a one year interest rate cap agreement with a notional amount of $40.0 million that was designated as a cash flow hedge that protects the variable rate debt from an increase in the floating one month LIBOR rate of greater than 0.50%. The second is a two year interest rate cap agreement with a notional amount of $20.0 million that was designated as a cash flow hedge that protects the variable rate debt from an increase in the floating one month LIBOR rate of greater than 0.50%. The last is a forward starting three year six months interest rate swap agreement with a notional amount of $40.0 million that effectively converted a portion of the floating rate debt to a fixed rate of 2.15% that starts September 28, 2014, with a termination date of May 18, 2018 (See Note 11 to the Condensed Consolidated Financial Statements).

Contractual Obligations

At the end of the third quarter, we have committed to $2.0 million for equipment relating to the glass plant expansion. Other than this equipment, the debt refinancing and interest caps and swap as described in “Liquidity and Capital Resources” above, there have been no significant changes to our “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 29, 2012, as filed with the Securities and Exchange Commission on March 1, 2013.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended December 29, 2012, as filed with the Securities and Exchange Commission on March 1, 2013. During our second quarter review we added Income Tax — Valuation Allowance to our policies. Below is summary of that policy. There have been no other changes to our critical accounting policies during the first nine months of 2013. Critical Accounting policy

Income Taxes — Valuation Allowance. A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient positive evidence from the sources listed below.

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

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. A company must use judgment in considering the relative impact of positive and negative evidence. At September 28, 2013, we have $1.8 million of valuation allowance against our deferred tax asset which will be used to offset the estimated tax expense on the forecasted earnings for the last quarter of 2013. This amount has not yet been released as its realization is the result of the current year forecasted earnings. For 2012, we had a full valuation allowance of $12.9 million recorded against our net deferred tax asset, primarily due to our experiencing a three-year cumulative operating loss as of December 29, 2012, and December 31, 2011. The decrease in the valuation allowance was a result of recent earnings and forecasted income which provide sufficient positive evidence that our deferred tax assets will more likely than not be realized. At September 28, 2013, we are no longer in a cumulative loss position. Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets. In the future, changes in our valuation allowance may result from, among other things, additional pretax operating losses resulting in increases in our valuation allowance or pretax operating income resulting in decreases in our valuation allowance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge interest rate fluctuation associated with our debt. We entered into aluminum hedging instruments that settle at various times through June 2015 and cover approximately 41% of our anticipated needs through June 2015 at an average price of $0.90 per pound. For forward contracts for the purchase of aluminum on September 28, 2013, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by $1.0 million. This calculation utilizes our actual commitment of 11.4 million pounds under contract (to be settled throughout June 2015) and the market price of aluminum as of September 28, 2013, which was approximately $0.90 per pound.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at September 28, 2013, a 100 basis point increase in interest rates would result in approximately $0.4 million of additional interest costs annually, which includes the impact of our interest rate caps and swap (see Note 11 to the Condensed Consolidated Financial Statements).

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning System (“ERP System”). We expect to continue this implementation in phases over the course of the next eight months. The implementation of this ERP System has affected and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended September 28, 2013:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans(1)	Maximum approximate dollar value of shares that may yet be purchased under the plan(1)
Month No. 1
(June 30, 2013 - July 27, 2013)	—	$—	—	$—
Repurchase Program
Month No. 2
(July 28, 2013 - August 24, 2013)	—	$—	—	$—
Repurchase Program
Month No. 3
(August 25, 2013 - September 28, 2013)	—	$—	—	$—
Repurchase Program (1) activity since program inception	—	$—	1,996,772	$10,042,293

*	Periods represent our fiscal months.
(1)	On November 15, 2012, the Board of Directors authorized and approved a share repurchase program of up to $20 million. All share repurchases will be made in accordance with Rule 10b5-1 and Rule 10b-18, as applicable, of the Securities Exchange Act of 1934 as to the timing, pricing, and volume of such transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following items are attached or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010 , Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

10.1	Credit Agreement, dated as of May 28, 2013, among PGT, Inc., PGT Industries, Inc., the lenders party thereto, certain other financial institutions, and SunTrust Bank, as Administrative Agent and Collateral Agent, (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 28, 2013, filed with the Securities and Exchange Commission on June 3, 2013, Registration No. 000-52059).

10.2	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.3	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, David B. McCutcheon, Bradley West and Todd Antonelli (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.4	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-5205)

10.8	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 0000-52059)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: November 1, 2013	/s/ Rodney Hershberger
Rodney Hershberger
President and Chief Executive Officer

Date: November 1, 2013	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer