Form 10-K
period 2013-12-28
PGT, Inc.
filed 2014-02-28
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $267,138,557 based on the closing price per share on that date of $8.67 as reported on the NASDAQ Global Market.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 26, 2014, was 47,160,308.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PGT, INC.

PART I

Item 1.	BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Description of the Company

We are the leading U.S. manufacturer and supplier of residential impact-resistant windows and doors and pioneered the U.S. impact-resistant window and door industry. Our impact-resistant products, which are marketed under the WinGuard®, PremierVue ™, PGT Architectural Systems and PGT Commercial Storefront System brand names, combine heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris by maintaining their structural integrity and preventing penetration by impacting objects. Impact-resistant windows and doors satisfy stringent building codes in hurricane-prone coastal states and provide an attractive alternative to shutters and other “active” forms of hurricane protection that require installation and removal before and after each storm. Combining the impact resistance of WinGuard, PremierVue ™ , PGT Architectural Systems, and PGT Commercial Storefront System with our insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs. We also manufacture non-impact resistant products in both aluminum and vinyl frames including our SpectraGuard ™ line of products. Our current market share in Florida, which is the largest U.S. impact-resistant window and door market, is significantly greater than that of any of our competitors.

The geographic regions in which we currently conduct business include the Southeastern U.S., Gulf Coast, Coastal mid-Atlantic, the Caribbean, Central America, and Canada. We distribute our products through multiple channels, including approximately 1,100 window distributors, building supply distributors, window replacement dealers and enclosure contractors. This broad distribution network provides us with the flexibility to meet demand as it shifts between the residential new construction and repair and remodeling end markets.

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

PGT, Inc. is a Delaware corporation formed on December 16, 2003, and on June 27, 2006, we became a publicly listed company on the NASDAQ Global Market under the symbol “PGTI”.

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

Vinyl. We offer a complete line of fully customizable, non-impact-resistant vinyl frame windows and doors where the energy-efficient characteristics of vinyl frames are critical. It includes a line of energy efficient vinyl windows for new construction with wood-like aesthetics, such as brick-mould frames, wood-like trim detail and simulated divided lights. Also, part of this line is vinyl replacement windows with the same superior energy performance and wood-like detail and branded the product lines as SpectraGuard. All of our vinyl product lines possess options to meet the needs of the Florida market and are Energy Star rated.

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

Our Customers

We have a highly diversified customer base that is comprised of approximately 1,100 window distributors, building supply distributors, window replacement dealers and enclosure contractors. Our largest customer accounts for approximately 3.2% of net sales and our top ten customers account for approximately 19.5% of net sales. Our sales are comprised of residential new construction and home repair and remodeling end markets, which represented approximately 32% and 68% of our sales, respectively, during 2013. This compares to 28% and 72% in 2012.

We do not supply our products directly to homebuilders, but believe demand for our products is also a function of our relationships with a number of national homebuilders, which we believe are strong.

Materials and Supplier Relationships

Our primary manufacturing materials include aluminum and vinyl extrusions, glass, ionoplast, and polyvinyl butyral. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. All of our materials are typically readily available from other sources. Aluminum and vinyl extrusions accounted for approximately 31% of our material purchases during fiscal year 2013. Sheet glass, which is sourced from two major national suppliers, accounted for approximately 17% of our material purchases during fiscal year 2013. Sheet glass that we purchase comes in various sizes, tints, and thermal properties. From the sheet glass purchased, we produce most of our own laminated glass needs. However, in 2013 due to some temporary capacity constraints, we did purchase the remaining amounts of our laminated glass needs from one major national supplier. This finished laminated glass make up approximately 7% of our material purchases in fiscal year 2013. Polyvinyl butyral and ionoplast, which are both used as inner layer in laminated glass, accounted for approximately 15% of our material purchases during fiscal year 2013.

Backlog

As of December 28, 2013, our backlog was $17.6 million compared to $10.6 million at December 29, 2012. Our backlog consists of orders that we have received from customers that have not yet shipped, and we expect that substantially all of our current backlog will be recognized as sales in the first quarter of 2014, due in part to our lead times which range from one to three weeks.

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

Active Protection: This group of competitors consists of manufactures who produce shutters and plywood, both of which are used to actively protect openings. Our impact windows and doors represent passive protection, meaning, once installed, no activity is required to protect a home from storm related hazards.

The principal methods of competition in the window and door industry are the development of long-term relationships with window and door dealers and distributors, and the retention of customers by delivering a full range of high-quality products on time while offering competitive pricing and flexibility in transaction processing. Trade professionals such as contractors, homebuilders, architects and engineers also engage in direct interaction and look to the manufacturer for training and education of product and code. Although some of our competitors may have greater geographic scope and access to greater resources and economies of scale than do we, our leading position in the U.S. impact-resistant window and door market, and the award winning designs and high quality of our products, position us well to meet the needs of our customers.

Environmental Considerations

Although our business and facilities are subject to federal, state, and local environmental regulation, environmental regulation does not have a material impact on our operations, and we believe that our facilities are in material compliance with such laws and regulations.

Employees

As of February 20, 2014, we employed approximately 1,400 people, none of whom were represented by a union. We believe we have good relations with our employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Our domestic and international net sales for each of the three years ended December 28, 2013, December 29, 2012, and December 31, 2011, are as follows (in millions):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Domestic	$232.7	$166.9	$160.0
International	6.6	7.6	7.3

	$239.3	$174.5	$167.3

AVAILABLE INFORMATION

Our Internet address is www.pgtindustries.com. Through our Internet website under “Financial Information” in the Investors section, we make available free of charge, as soon as reasonably practical after such information has been filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Also available through our Internet website under “Corporate Governance” in the Investors section are our Code of Business Conduct and Ethics and our supplemental Code of Ethics for Senior Officers. We are not including this or any other information on our website as a part of, nor incorporating it by reference into this Form 10-K, or any of our other SEC filings. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

Item 1A.	RISK FACTORS

We are subject to regional and national economic conditions. The economy in Florida and throughout the United States could negatively impact demand for our products as it has in the past, and macroeconomic forces such as employment rates and the availability of credit could have an adverse effect on our sales and results of operations.

New home construction while improving, remains below average. Also repair and remodeling markets are subject to many economic factors. Accordingly, either market could decline and lower the demand for, and the pricing of, our products, which could adversely affect our results. The window and door industry is subject to the cyclical market pressures of the larger new construction and repair and remodeling markets. In turn, these changes may be affected by adverse changes in economic conditions such as demographic trends, employment levels, and consumer confidence. Such market pressures negatively impacted operations during several recent years, and while macro-economic forces improved throughout 2013, declines in the economic environment or a decline in construction could negatively impact our sales and earnings.

Economic and credit market conditions impact our ability to collect receivables. Economic and credit conditions negatively impacted our bad debt expense in the years 2007-2011, which adversely impacted our results of operations. If these conditions return, our results of operations may again be adversely impacted by bad debts.

We are subject to fluctuations in the prices of our raw materials. We experience significant fluctuations in the cost of our raw materials, including aluminum extrusion, polyvinyl butyral and glass. A variety of factors over which we have no control, including global demand for aluminum, fluctuations in oil prices, speculation in commodities futures and the creation of new laminates or other products based on new technologies impact the cost of raw materials which we purchase for the manufacture of our products. While we attempt to minimize our risk from severe price fluctuations by entering into aluminum forward contracts to hedge these fluctuations in the purchase price of aluminum extrusion we use in production, substantial, prolonged upward trends in aluminum prices could significantly increase the cost of the unhedged portions of our aluminum needs and have an adverse impact on our results of operations. We anticipate that these fluctuations will continue in the future. While we have entered into a one-year supply agreement through December 2014 with a major producer of ionoplast inter layer that we believe provides us with a reliable, single source for ionoplast with stable pricing on favorable terms, if one or both parties to the agreement do not satisfy the terms of the agreement it may be terminated which could result in our inability to obtain ionoplast on commercially reasonable terms having an adverse impact on our results of operations. While historically we have to some extent been able to pass on significant cost increases to our customers, our results between periods may be negatively impacted by a delay between the cost increases and price increases in our products.

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

Transportation costs represent a significant part of our cost structure. Fuel prices have increased in the past, and remain volatile. A rapid and prolonged increase in fuel prices may significantly increase our costs and have an adverse impact on our results of operations.

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

Our business is currently concentrated in one state. Our business is concentrated geographically in Florida. In fiscal year 2013, approximately 89% of our sales were generated in Florida, a state in which new single family housing permits remain below average. Focusing operations into a single manufacturing location optimizes manufacturing efficiencies and logistics, and we believe that a focused approach to growing our share within our core wind-borne debris markets in Florida, from the Gulf Coast to the mid-Atlantic, and certain international markets, will maximize value and return. However, such a focus further concentrates our business, and another prolonged decline in the economy of the state of Florida or of certain coastal regions, a change in state and local building code requirements for hurricane protection, or any other adverse condition in the state or certain coastal regions, could cause a decline in the demand for our products, which could have an adverse impact on our sales and results of operations.

We may incur additional indebtedness. We may incur additional indebtedness under our credit facilities, which provide for up to $25 million of revolving credit borrowings. In addition, we and our subsidiary may incur additional indebtedness in the future. If new debt is added to our current debt levels, certain risks which we currently do not consider significant could intensify.

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning (“ERP”) System. In order to maintain our leadership position in the market and efficiently process increased business volume, we are making a significant upgrade to our computer hardware, software and our ERP System. Though we expect the ERP implementation to be substantially completed by third quarter of 2014, should the ERP System upgrade be unsuccessful or take longer to implement than anticipated, our ability to maintain and grow the business could be hindered, and our operations and financial results could be adversely impacted.

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

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 28, 2013, we have no material weaknesses in our internal controls over financial reporting, we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the NASDAQ Global Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

We are exposed to risks relating to building of our new glass facility. We are currently expanding our glass processing capacity by building a new multi-million dollar facility. While the plant development is progressing with no anticipated issues, there is always the potential risk of a delay in completion and of costs over-runs. Should a serious delay in the construction take place, this would impact the cost savings we expect to achieve by the fourth quarter of 2014 and negatively effect our future results.

We may be adversely impacted by the loss of sales or market share from being unable to keep up with demand. We are currently experiencing significant growth through higher sales volume and growth in market share. To meet the increased demand, we have been hiring and training new employees for direct and indirect support, and we are building a new glass facility. However, should we be unable to find and retain quality employees to meet demand, or should there be delays in bringing the new glass facility fully operational, we may be unable to keep up with our higher sales demand. If our lag time on delivery falls behind, or we are unable to meet customer timing demands, we could lose market share to competitors.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We have the following properties as of December 28, 2013:

	Manufacturing	Support	Storage
	(in square feet)
Owned:
Main Plant and Corporate Office, North Venice, FL	348,000	15,000	—
Glass tempering and laminating, North Venice, FL	80,000	—	—
Insulated Glass, North Venice, FL	42,000	—	—
PGT Wellness Center, North Venice, FL	—	3,600	—
Leased:
James Street Storage, Venice, FL	15,000	—	—
Endeavor Court, Nokomis, FL	—	2,300	—
Endeavor Court, Nokomis, FL	—	6,100	—
Fleet Maintenance Building, North Venice, FL	—	16,000	—
Sarasota Warehouse, Bradenton, FL	—	—	48,000

	485,000	43,000	48,000

On August 16, 2013, we purchased land to build our new glass operations plant. We officially broke ground on January 9, 2014, which when completed will add 96,000 square foot to our current glass cutting, tempering and laminating process. Our expected date of completion for the facility is in third quarter of 2014. We currently own five parcels of land, with two parcels designated for the new glass plant, and three parcels available for future growth, with a combined total of over 523,000 square feet.

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

Our leases listed above expire between May 2014 and January 2016. Each of the leases provides for a fixed annual rent. The leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

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

Our Common Stock is traded on the NASDAQ Global Market ® under the symbol “PGTI”. On February 24, 2014, the closing price of our Common Stock as reported on the NASDAQ Global Market was $12.07. The approximate number of stockholders of record of our Common Stock on that date was 50, although we believe that the number of beneficial owners of our Common Stock is substantially greater.

The table below sets forth the price range of our Common Stock during the periods indicated:

	High	Low
2013
1st Quarter	$8.22	$4.22
2nd Quarter	$9.25	$6.23
3rd Quarter	$11.69	$8.58
4th Quarter	$11.00	$8.84

	High	Low
2012
1st Quarter	$1.96	$1.03
2nd Quarter	$3.05	$1.73
3rd Quarter	$3.40	$2.63
4th Quarter	$4.74	$3.17

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On November 15, 2012, the Board of Directors authorized and approved a share repurchase program of up to $20 million. All share repurchases were made in accordance with Rule 10b5-1 and Rule 10b-18, as applicable, of the Securities Exchange Act of 1934 as to the timing, pricing, and volume of such transactions. In connection with this share repurchase program, during 2013, we acquired 1,074,078 shares of our common stock at a cost of approximately $6.1 million, bringing our total shares acquired to 1,996,772 at a total cost of $10.0 million. These shares were placed in treasury. During the second quarter of fiscal 2013, we repurchased 6,791,171 shares of our common stock from JLL Partners Fund IV, L.P. We purchased these shares at a price per share of $7.36, which represented the offering price to the public in a concurrent secondary offering, less the underwriting discounts and commissions. These shares were cancelled and retired.

Performance Graph

The following graphs compare the percentage change in PGT, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the Standard & Poor’s Building Products Index and the NASDAQ Composite Index over the period from January 3, 2009, to December 28, 2013.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*

AMONG PGT, INC., THE NASDAQ COMPOSITE INDEX,

AND THE S&P BUILDING PRODUCTS INDEX

*	$100 invested on January 3, 2009 in stock or in index-including reinvestment of dividends for 60 months ending December 28, 2013.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information and other data as of and for the periods indicated and have been derived from our audited consolidated financial statements.

All information included in the following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7, and with the consolidated financial statements and related notes in Item 8. All years presented consisted of 52 weeks.

Selected Consolidated Financial Data (in thousands except per share data)	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010
Net sales	$239,303	$174,540	$167,276	$175,741	$166,000
Cost of sales	159,169	114,872	128,171	125,615	121,821

Gross margin	80,134	59,668	39,105	50,126	44,179
Impairment charges (1)	—	—	5,959	5,561	742
Gain on sale of assets held (2)	(2,195)	—	—	—	—
Selling, general and administrative expenses	54,594	47,094	48,619	53,879	51,703

Income (loss) from operations	27,735	12,574	(15,473)	(9,314)	(8,266)
Interest expense	3,520	3,437	4,168	5,123	6,698
Other expense (income), net (3)	770	72	(419)	(19)	37

Income (loss) before income taxes	23,445	9,065	(19,222)	(14,418)	(15,001)
Income tax (benefit) expense	(3,374)	110	(2,324)	77	(5,584)

Net income (loss)	$26,819	$8,955	$(16,898)	$(14,495)	$(9,417)

Net income (loss) per common share:
Basic	$0.55	$0.17	$(0.31)	$(0.29)	$(0.26)
Diluted	$0.51	$0.16	$(0.31)	$(0.29)	$(0.26)
Weighted average shares outstanding:
Basic	48,881	53,620	53,659	50,174	36,241
Diluted	52,211	55,262	53,659	50,174	36,241
Other financial data:
Depreciation	$4,622	$5,731	$7,590	$9,180	$10,435
Amortization	$6,458	$6,502	$6,502	$6,028	$5,731

	As Of December 28, 2013	As Of December 29, 2012	As Of December 31, 2011	As Of January 1, 2011	As Of January 2, 2010
Balance Sheet data:
Cash and cash equivalents	$30,204	$18,743	$10,940	$22,012	$7,417
Total assets	$156,632	$141,317	$142,835	$169,119	$173,630
Total debt, including current portion	$77,255	$37,500	$45,550	$50,163	$68,268
Shareholders’ equity	$49,075	$74,210	$67,362	$83,042	$68,209

(1)	In 2011, amounts relate to intangible asset impairment charges. In 2010 and 2009, amounts relate to write-down of the value of our Salisbury, North Carolina and Lexington, North Carolina properties, and certain other equipment of the Company. See Notes 2 and 7 in Item 8.
(2)	Relates to the sale of the Salisbury, NC facility. The net selling price of the facility was approximately $7.5 million an the asset’s carrying value at the time sale was approximately $5.3 million.
(3)	In 2013, this relates to a combination of derivative financial instruments and deferred financing costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE OVERVIEW

Sales and Operations

On February 19, 2014, we issued a press release and held a conference call on February 20, 2014, to review the results of operations for our fourth quarter and fiscal year ended December 28, 2013. During the call, we also discussed current market conditions and progress made regarding certain of our initiatives. The overview and estimates contained in this report are consistent with those given in our press release and discussed on the call. We are neither updating nor confirming that information.

Resulting from the improvement in the housing market as well our marketing programs focused on taking market share with our WinGuard products, our sales grew 37.1% to $239.3 million, our highest net sales since 2007. We generated net income of $26.8 million, an increase of $17.9 million when compared to 2012’s net income of $9.0 million. The improvement in net income was driven by revenue growth, as gross margin dollars increased 34.3% and leveraging selling, general and administrative expenses as a percent of sales decreased to 22.8%, compared to 27.0% in 2012.

In terms of sales strategies, we continued our strategic focus of concentrating our resources in our core market, Florida, and implemented promotional activities to gain market share. We also established programs and partnerships with national accounts to increase our sales presence. As a result of our efforts and the improving macro-economic conditions, specifically in Florida, sales during 2013 increased $64.8 million, or 37.1%, compared to 2012. New construction sales increased $26.6 million, or 54.1%, while repair and remodel sales increased by $38.2 million, or 30.4%. By region, our sales in Florida increased $62.6 million, or 41.3%, and sales in the out of state markets increased $3.2 million, or 20.6%. These increases were slightly offset by decreases in the international markets of $1.0 million, or 13.2%.

By product category, sales in our impact lines increased $53.3 million, or 41.0%. This increase was driven by our WinGuard products which increased $49.3 million, or 40.4%. Within WinGuard, Vinyl WinGuard products increased $14.1 million, or 60.8%, and Aluminum WinGuard products increased $35.4 million, or 35.8%. Sales in our Architectural System line increased by $2.3 million, while sales in our new Storefront product added $0.7 million. During 2013 we realized the affect of our marketing programs as our Eze-Breeze sales increased by $2.4 million. Sales of our non-impact products increased by $11.5 million overall.

Looking at 2014 and beyond, due to customer demand, we recently broke ground on our new glass facility to increase our internal capacities for glass processing and reduce our reliance on outsourced finished glass products. Moody’s forecast for 2014 suggests a 44% increase in new single family home construction, while the repair and remodeling market is expected to record a slow but steady improvement. While we expect continued sales growth driven by the improving new construction market, we will continue to make investments to gain market share in both the new construction and repair and remodeling markets.

Liquidity and Cash Flow

During 2013, we generated $25.7 million in cash flow from operations, which was used to fund working capital needs, service our long term debt, repurchase common stock, and capital expenditures. In the second quarter of 2013, we entered into a new debt agreement that increased our outstanding debt to $80 million at that time. We used the proceeds from that debt to fund our stock repurchase from JLL Partners.

Consolidation and Restructurings

On December 3, 2010, we announced that our Salisbury, North Carolina operations would be transferred to Venice, Florida to consolidate our window and door production at our Florida manufacturing facility. During 2011, we recorded consolidation charges of $4.1 million, which included $1.3 million of severance expense and $2.8 million of moving expenses. The classification of charges were $3.4 million within cost of goods sold, and the remaining $0.7 million within selling, general and administrative expenses in the accompanying consolidated statement of operations.

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

	Year Ended			Percent Change
	December 28, 2013	December 29, 2012	December 31, 2011	Increase/(Decrease)
				2013-2012	2012-2011
(in thousands, except per share amounts and percentages)
Net sales	$239,303	$174,540	$167,276	37.1%	4.3%
Cost of sales	159,169	114,872	128,171	38.6%	(10.4%)

Gross margin	80,134	59,668	39,105	34.3%	52.6%
As a percentage of sales	33.5%	34.2%	23.4%
Impairment charges	—	—	5,959
Gain on sales of assets held	(2,195)	—	—
SG&A expenses	54,594	47,094	48,619	15.9%	(3.1%)

SG&A expenses as a percentage of sales	22.8%	27.0%	29.1%
Income (loss) from operations	27,735	12,574	(15,473)
Interest expense, net	3,520	3,437	4,168
Other expense (income), net	770	72	(419)
Income tax (benefit) expense	(3,374)	110	(2,324)

Net income/(loss)	$26,819	$8,955	$(16,898)

Net income/(loss) per common share:
Basic	$0.55	$0.17	$(0.31)

Diluted	$0.51	$0.16	$(0.31)

2013 Compared with 2012

Net sales

Net sales for 2013 were $239.3 million, a $64.8 million, or 37.1%, increase in sales from $174.5 million in the prior year.

The following table shows net sales classified by major product category (in millions, except percentages):

	Year Ended
	December 28, 2013		December 29, 2012
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Window and Door Products	$183.4	76.6%	$130.1	74.5%	41.0%
Other Window and Door Products	55.9	23.4%	44.4	25.5%	25.9%

Total net sales	$239.3	100.0%	$174.5	100.0%	37.1%

Net sales of our impact window and door products, which include our WinGuard, Architectural Systems, Storefront and PremierVue products were $183.4 million in 2013, an increase of $53.3 million, or 41.0%, from $130.1 million in the prior year. This increase was driven mainly by our WinGuard products, which increased $49.5 million, or 40.4%, due to the improved new construction housing market, and our promotional and marketing activities. Within our WinGuard products, Vinyl WinGuard grew $14.1 million, or 60.8%, and Aluminum WinGuard grew $35.4 million, or 35.8%. Also contributing to our overall increased sales was an increase in our Architectural System products, up $2.3 million, and our new product Storefront with sales of $0.7 million.

Net sales of other window and door products, which includes aluminum and vinyl non-impact, and Eze-Breeze, were $55.9 million in 2013, an increase of $11.5 million, or 25.9%, from $44.4 million for the prior year. Sales of our aluminum products increased $4.7 million, or 24.2%, and sales of our Vinyl products increased $5.1 million, or 41.5%, due in large part to the increased new construction activity and our ability to provide customer with one stop shopping for all window and door needs. The Eze-Breeze line increased sales by $2.4 million due to improvement in market conditions and a new agreement with a large mid-western retailer.

Gross margin

Gross margin was $80.1 million in 2013, an increase of $20.5 million, or 34.3%, from $59.7 million in the prior year. The gross margin percentage was 33.5% in 2013 compared to 34.2% in the prior year. Cost of goods sold was negatively impacted by $4.2 million, or 1.7%, in excess material and labor costs resulting from the hiring and training of over 300 new manufacturing employees to meet the increased demand for our products. In addition, due to certain internal capacity constraints, cost of goods sold was negatively impacted as a result of purchasing finished glass and other material from outside suppliers by $2.6 million, or 1.1%. Lastly, we were negatively impacted by a mix change resulting in a decrease of $1.5 million, or 0.6%. These items were offset by leverage on higher sales volume of 2.5%, and a product price increase effective in the fourth quarter which impacted margins 0.2%.

Gain on sale of assets held

In 2013, we sold the North Carolina plant for a gain of $2.2 million. The $2.2 million represents the net selling price of approximately $7.5 million less the asset’s carrying value at the time of the sale of approximately $5.3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $54.6 million, an increase of $7.5 million, or 15.9%, from $47.1 million in the prior year. As a percentage, we leveraged these costs to 22.8%, a decrease of 4.2% from 27.0% from fiscal year 2012. In terms of dollars, selling, general, and administrative expenses includes increased charges related to employee compensation and insurance costs of $4.4 million. Also contributing to the increase was additional charges for trade promotions and marketing materials of $1.7 million, and credit card fees of $0.7 million resulting from increased sales. Offsetting these increased costs was a $0.7 million decrease due to improved quality control of finished products and enhanced quality control procedures before shipping.

Interest expense

Interest expense was $3.5 million in 2013, a slight increase of $0.1 million from $3.4 million in the prior year. During 2013, we entered into a new debt agreement which increased our balance to $80 million in the second quarter of 2013, up from a $37.5 million debt balance at the end of 2012. Our interest expense increased slightly from prior year due to the increased debt balance, while offset by decreased interest rates from the new agreement, and decreased deferred financing costs.

Other expenses, net

Other expenses, net were $0.8 million and $0.1 million in 2013 and 2012, respectively. In 2013, the expense relates to the write-off of deferred financing costs resulting from the new credit agreement, as well as expenses related to the ineffective portion of our aluminum hedging activity. In 2012, the expense related to the ineffective portion of our aluminum hedging activity.

Income tax (benefit) expense

Our income tax benefit was $3.4 million for the year ended December 28, 2013. As we released our valuation allowances on deferred tax assets, we released our valuation allowance as we are no longer in a cumulative loss position and it is more likely than not, that our deferred tax assets will be realized.

Excluding the impact of the 2013 reversal of the valuation allowance, as well as the impact of the valuation allowance in 2012, our 2013 and 2012 effective tax rates would have been 40.7% and 40.3% for each year, respectively.

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

We recognized reduced bad debt expense of $0.8 million as a result of improved collection efforts and market conditions. In 2011, we experienced approximately $0.8 million in bad debt from several accounts (none individually material) in connection with the economic situation at the time. We did not incur any material write-offs in 2012, as the economy improved. This can be supported by our change in DSO’s (Days Sales Outstanding) which were 32 days and 39 days for December 29, 2012, and December 31, 2011, respectively.

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

Other expenses (income), net

Other expenses (income), net were $0.1 million and income of $0.4 million in 2012 and 2011, respectively. In 2012, the expense related to the ineffective portion of our aluminum hedging activity, which was partially offset by the sales of non-essential assets from our North Carolina operations for a gain of $0.2 million. In 2011, we sold non-essential assets from our North Carolina operations for a gain of $0.9 million, which was partially offset by the expense related to the write-off of the deferred financing costs from our prior debt.

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

All deferred tax assets created in 2012 and 2011 were fully reserved with additional valuation allowances. Excluding the effects of these items, our 2012 and 2011 effective tax rates would have been 40.3% and 38.8% for each year, respectively.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities was $25.7 million for 2013 compared to cash provided by operating activities of $23.2 million for 2012, and cash used in operations of $1.7 million in 2011. The increase in cash flow from operations in 2013 was primarily due to the higher sales volume experienced in 2013, which after the impact of increased working capital to support the higher sales contributed approximately $13.1 million Decreasing our cash flow was $2.9 million in increased costs from the outside purchase of finished glass and $7.7 million due to the hiring of new employees, both direct and indirect, to keep up with increased sales demand. In 2012 the increase was due mainly to a reduction in the cash paid for consolidation of approximately $4.1 million and a reduction of cash paid for 2011 manufacturing inefficiencies of $4.0 million. Also contributing to the increase in cash was savings from consolidation of $3.0 million, savings from reduced excess material and scrap of $4.7 million, and increased cash related to increased sales and net profit in 2012.

	Direct Operating Cash Flows
(in millions)	2013	2012	2011
Collections from customers	$238.5	$178.1	$169.8
Other cash collections	5.3	2.3	3.4
Disbursements to vendors	(147.0)	(98.1)	(107.8)
Personnel related disbursements	(68.2)	(56.0)	(64.4)
Debt service costs (interest)	(2.8)	(2.8)	(2.7)
Other cash activity, net	(0.1)	(0.3)	—

Cash provided (used in) by operations	$25.7	$23.2	$(1.7)

The majority of other cash collections are from scrap aluminum sales.

Day’s sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 35 days on December 28, 2013, compared to 32 days on December 29, 2012, and 39 days on December 31, 2011. The increase in DSO from 2013 to 2012 was primarily due to an increase in larger commercial customers with longer payment terms and some customers changing payment plans from cash on delivery (“COD”) to longer payment terms. The decrease in DSO from 2011 to 2012 is the result of improved collection efforts and improved market conditions.

Inventory on hand as of December 28, 2013, was $12.9 million, an increase of $1.4 million as compared to December 29, 2012, while sales increased 37.1%. Our inventory consists principally of raw materials purchased for the manufacture of our products and limited finished goods inventory as all products are customer, made-to-order products. Our inventory levels are more closely aligned with our number of product offerings rather than our level of sales. We have maintained our inventory level to have (i) raw materials required to support new product launches; (ii) a sufficient level of safety stock on certain items to ensure an adequate supply of material given a sudden increase in demand and our short lead-times; and (iii) adequate lead times for raw materials purchased from overseas suppliers in bulk supply. Inventory turns for the year ended December 28, 2013, increased to 11.4 from 9.7 as compared to the year ended December 29, 2012. Inventory turns for the year ended December 29, 2012, decreased to 9.7 from 10.9 as compared to the year ended December 31, 2011

Management monitors and evaluates raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock. Because all our products are made-to-order, we have only a small amount of finished goods and work in progress inventory. Because of these factors, our inventories are not excessive, and we believe the value of such inventories will be realized.

Investing activities. Cash used in investing activities was $0.1 million for 2013 compared to cash used in investing activities of $3.3 million for 2012. The decrease in cash used in investing activities was due to capital spending of $7.6 million offset by cash from the proceeds of sales of assets for $7.5 million.

Cash used in investing activities was $3.3 million for 2012 compared to cash used in investing activities of $1.8 million for 2011. The increase in cash used in investing activities was due to an increase in capital spending of $0.3 million along with a decrease in proceeds from sale of assets for $1.2 million.

Financing activities. Cash used in financing activities was $14.2 million in 2013. We received proceeds from the exercise of stock options of $3.6 million, the tax benefit received for stock options exercised of $0.4 million, as well as $80.0 million from the issuance of new debt. These proceeds were offset by paying off the outstanding debt under the old credit agreement of $38.5 million, deferred financing cost of $3.6 million related to the issuance of the new debt, and the payment of $56.1 million for the purchase of treasury stock.

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

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For 2013, capital expenditures were $7.6 million, compared to $3.8 million for 2012. We anticipate that cash flows from operations and liquidity from the revolving credit facility will be sufficient to execute our business plans. We anticipate spending substantially more in 2014. Management expects to spend nearly $23.4 million on capital expenditures in 2014, including capital expenditures related to the new glass plant and related equipment, the new ERP system and product investments in lines targeted at increasing both gross sales and margins.

Capital Resources. On May 28, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions and other persons from time to time parties thereto as lenders (the “Lenders”), SunTrust Bank, as administrative agent (in such capacity, the “Administrative Agent”), as collateral agent, as swing line lender and as a letter of credit issuer, and the other agents and parties thereto. The Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $105.0 million, consisting of an $80.0 million Tranche A term loan facility maturing in five years that will amortize on a basis of 5% annually during the five-year term, and a $25.0 million revolving credit facility maturing in five years that includes a $5.0 million swing line facility and a $10.0 million letter of credit facility.

Interest on all loans under the Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the term loans and the revolving credit facility accrue interest at a rate equal to, at our option, a base rate or LIBOR plus an applicable margin. The applicable margin is based on our leverage ratio, ranging from 300 to 350 basis points in the case of LIBOR and 200 to 250 basis points in the case of the base rate. We will pay quarterly fees on the unused portion of the revolving credit facility equal to 0.50% as well as a quarterly letter of credit fee at a rate per annum equal to the applicable margin for LIBOR loans on the face amount of any outstanding letters of credit. In connection with this refinancing, we wrote-off $0.3 million of deferred financing costs from the Old Credit Agreement, which are classified within other expense (income), net in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 28, 2013.

On September 16, 2013, we entered into two interest rate caps and an interest rate swap to hedge a portion of our debt against volatility in future interest rates. The two interest rate caps are designated as cash flow hedges totaling a notional amount of $60.0 million, that protects the variable rate debt from increases of one month LIBOR of greater than 0.50%. The interest rate swap totals a notional amount of $40.0 million, and effectively converted a portion of the floating rate debt to a fixed rate of 2.15% starting on September 28, 2014. The first interest rate cap terminates on September 18, 2014, and the second on September 28, 2015, with the interest rate swap terminating on May 28, 2018.

The Credit Agreement will require us to maintain a maximum leverage ratio (based on the ratio of total funded debt to consolidated EBITDA, each as defined in the Credit Agreement) and a minimum fixed charge coverage ratio (based on the ratio of consolidated EBITDA minus net cash taxes minus capital expenditures to cash interest expense plus scheduled principal payments of term loans, each as defined in the Credit Agreement), which will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the Credit Agreement. As of December 28, 2013, we were in compliance with all debt covenants.

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

The face value of the debt as of December 28, 2013, was $79.0 million. The Company incurred issuance costs of $3.6 million, of which $2.0 million of the costs were classified as a discount and presented in the current and long-term portion of debt on the Consolidated Balance Sheets. Approximately $1.3 million was reported as debt issuance costs in current assets and other assets on the Consolidated Balance Sheets, while the remaining $0.3 million was expensed in selling, general and administrative expense on the Consolidated Statements of Operations. The debt issuance costs and discount are being amortized to interest expense, net on the Consolidated Statements of Operations and Comprehensive Income over the term of the debt.

Long-term debt consists of the following:

	December 28, 2013	December 29, 2012
	(in thousands)
Term note payable with a payment of $1.0 million due quarterly. A lump sum payment of $63.0 million is due on May 28, 2018. Interest is payable monthly, or quarterly at LIBOR or the prime rate plus an applicable margin. At December 28, 2013, the average rate was 0.16% plus a margin of 3.00%.	$79,000	—
Term note payable with a payment of $0.6 million due on April 2, 2016. A lump sum payment of $36.9 million is due on June 23, 2016. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At December 29, 2012, the average rate was 1.25% plus a margin of 3.50%.	—	$37,500
Debt discount (1)	(1,745)	—

	$77,255	$37,500
Less current portion of long-term debt	(4,890)	—

Total	$72,365	$37,500

(1)	Debt discount – represents fees paid to the lender at time the debt was issued, and is accounted for as a reduction in the debt proceeds and is amortized over the life of the debt instrument.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of December 28, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Current	2-3 Years	4 Years	5 Years	Thereafter
Long-term debt (1)	$89,517	$7,644	$12,802	$5,210	$63,861	$—
Operating leases	4,194	1,145	1,907	597	545	—
Supply agreements	2,493	2,493	—	—	—	—
Capital purchase commitments	1,876	1,876	—	—	—	—

Total contractual cash obligations	$98,080	$13,158	$14,709	$5,807	$64,406	$—

(1)	Includes estimated future interest expense on our long-term debt assuming the weighted average interest rate of 3.16% as of December 28, 2013, does not change. We entered into LIBOR hedges on September 16, 2013, to offset the changes in cash flows of the debt interest rate payments that are attributed to the fluctuations of LIBOR rates.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 28, 2013. Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If all of these programs were cancelled by us, we would be required to pay $2.5 million for various materials.

At December 28, 2013, we had $0.6 million in standby letters of credit related to our worker’s compensation insurance coverage.

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

	Estimates made by management are subject to change and include such things as how future growth assumptions, operating and capital expenditure requirements, asset useful lives and other factors, affect forecasted cash flows associated with the long lived assets. Additionally, fair value estimates, if required, can be affected by discount rates and/or estimates of the value of similar assets.	We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Allowances for doubtful accounts and notes receivable and related reserves

Losses for allowances for doubtful accounts and notes receivable and related reserves are recognized when they are probable, which requires us to make our best estimate of probable losses inherent in our receivables.	We evaluate the allowance for doubtful accounts and notes receivable based on specific identification of troubled balances and historical collection experience adjusted for current conditions such as the economic climate.	Actual collections can differ from our estimates, requiring adjustments to the allowances. A 10% difference between actual losses and estimated losses derived from the estimated reserve for accounts and notes receivable would impact net income by approximately $0.1 million.

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

Our year-end test of trade names, performed as of December 28, 2013, utilized a weighted average royalty rate of 4.0% and a discount rate of 16.1%. Net sales used in the analysis were based on historical experience and a modest growth over the next six years. We believe our projected sales are reasonable based on the available information regarding our industry and the core markets that we serve. We also believe the royalty rate is appropriate and could improve over time based on the market trends and information, including that which is set forth above. The discount rate was based on the current financial market trends and will remain dependent on such trends in the future.

Actual results can differ from our estimates, requiring adjustments to our assumptions. The result of these changes could result in a material change in our calculation and an impairment of our trade names.

As of December 28, 2013, the estimated fair value of the trade names exceeded book value by approximately 79% or $30.3 million. We believe our projected sales are reasonable based on, among other things, available information regarding our industry. We also believe the royalty rate is appropriate. The weighted average discount rate is impacted by current financial market trends and will remain dependent on such trends in the future. Absent offsetting changes in other factors, a 1% increase in the discount rate would decrease the estimated fair value of our trademarks by approximately $4.9 million but would not result in impairment.

Income Taxes – Valuation Allowance

A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient positive evidence from the sources listed below:

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

As of December 28, 2013, we no longer have a valuation allowance against our deferred tax assets, due to the fact that we are no longer in a cumulative loss position. For 2012, we had a full valuation allowance of $12.9 million recorded against our net deferred assets, primarily due to our experiencing a three-year cumulative operating loss as of December 29, 2012, and December 31, 2011. The release of the valuation allowance was a result of recent earnings and forecasted income which provide sufficient positive evidence that our deferred tax assets will more likely than not be realized. In the future, changes in our valuation allowance may result from, among other things, additional pre-tax operating losses resulting in the establishment of a valuation allowance.

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

Warranty

We have warranty obligations with respect to most of our manufactured products. Obligations vary by product components. The reserve for warranties is based on our assessment of the costs that will have to be incurred to satisfy warranty obligations on recorded net sales.	The reserve is determined after assessing our warranty history, lag time between order ship date and warranty service date, current and expected warranty costs per claim, and specific identification of our estimated future warranty obligations.	Changes to actual warranty claims incurred could have a material impact on our estimated warranty obligations.

Self Insurance Reserves

We are primarily self-insured for employee health benefits and for years prior to 2010 for workers’ compensation. For 2010-2013 we are fully insured with respect to workers’ compensation.	Our workers’ compensation reserves, for the self-insured periods 2009 and prior are accrued based on third-party actuarial valuations of the expected future liabilities. Health benefits are self-insured by us up to pre-determined stop loss limits. These reserves, including incurred but not reported claims, are based on internal computations. These computations consider our historical claims experience, independent statistics, and trends.	Changes to actual health benefit claims on workers’ compensation incurred and interest rates could have a material impact on our estimated self-insurance reserves.

Stock-Based Compensation

We utilize a fair-value based approach for measuring stock-based compensation to recognize the cost of employee services received in exchange for our Company’s equity instruments. We determine the fair value of our stock option awards at the date of grant using the Black-Sholes model.	Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense.

However, if actual results are not

We record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. As of December 28, 2013, our awards vest based only on service conditions and compensation expense is recognized on a straight-line basis for each separately vesting portion of an award.

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

A 10% change in our stock-based compensation expense for the year ended December 28, 2013, would have affected net income by approximately $0.1 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward Exists,” which requires tax benefits to be presented in the financial statement as a reduction to deferred tax asset for a net operating loss carryforward or a tax credit carryforward. The provisions of the guidance will be effective for us beginning in first quarter of 2014. We do not expect the adoption of this accounting pronouncement to have a material impact on our disclosures.

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making any investment decision, you should carefully consider all risks and uncertainties disclosed in all our SEC filings, including our reports on Forms 8-K, 10-Q and 10-K and our registration statements under the Securities Act of 1933, as amended, all of which are accessible on the SEC’s website at www.sec.gov and at http://ir.pgtindustries.com/sec.cfm

Net sales

We recorded increased sales of $64.8 million, or 37.1% in 2013, which was up over 2012. This growth was driven by an increase in our WinGuard products which were up $49.3 million, or 40.4% versus 2012. This increase was driven by our promotional and marketing activities along with the continued strengthening of the new construction market. Moody’s is forecasting an increase in new single family home construction market of 44% for 2014. However, the repair and remodel market is forecasted to have a slow but steady improvement into 2014. At this time, we expect sales for the first quarter to be approximately $62 to $65 million.

Gross margin

We believe the following factors, which are not all inclusive, may impact our gross margin in 2014:

•	Our gross margin percentages are heavily influenced by total sales due to operating leverage of fixed costs as well as product mix of impact and non-impact products and vinyl frame versus aluminum frame products.

•	Our margin is also influenced by costs of material and labor. As our labor force becomes more tenured, material and labor costs will normalize as efficiencies are achieved. Our future rate of hiring will be impacted by the rate of sales growth.

•	Due to sales above certain internal glass capacities, we are currently purchasing finished laminated glass. We expect to finish construction of our new glass plant by the end of third quarter 2014, which will favorably impact our gross margins on sales currently serviced with purchased finished glass units.

•	We also announced a 3% price increase in third quarter of 2013 on substantially all our products. This will have a favorable impact on margins in 2014.

Selling, general and administrative expenses

An increase in selling and marketing costs aimed at gaining market share and increased brand awareness would result in increased selling, general, and administrative costs. In addition, economic and credit conditions may negatively impact our bad debt expense. We continue to monitor our customers’ credit profiles carefully and make changes in our terms where necessary in response to this heightened risk. Favorably impacting our selling, general, and administrative expenses, will be the reduction of amortization expense. After the first quarter of 2014, we will have fully amortized our amortizable intangible asset.

Interest expense

On May 28, 2013, we entered into a Credit Agreement, which establishes new senior secured credit facilities in an aggregate amount of $105.0 million, consisting of an $80.0 million Tranche A term loan facility maturing in five years that will amortize on a basis of 5% annually during the five-year term, and a $25.0 million revolving credit facility maturing in five years that includes a $5.0 million swing line facility and a $10.0 million letter of credit facility. Interest expense will increase in 2014, as a result of the increased debt. Also, our interest will be impacted by our forward starting forty two month interest rate swap agreement with a notional value of $40.0 million that effectively converts the LIBOR portion of the floating rate debt to a fixed rate of 2.15%, beginning on September 28, 2014.

Income tax expense

As we became more profitable in 2013, we fully released our valuation allowance on deferred tax assets. As we continue to be profitable, we will incur income tax expense, which will impact our results.

Liquidity and capital resources

We had $30.2 million of cash on hand as of December 28, 2013. Management expects to spend nearly $23.4 million on capital expenditures in 2014, including capital expenditures related to the new glass plant and related equipment, the new ERP system and product investments in lines targeted at increasing sales. We intend to use cash generated from operations to fund such capital expenditures, however no assurance can be given in this regard. We expect depreciation to be approximately $4.8 million and amortization to be approximately $0.4 million in 2014. On December 28, 2013, we had outstanding purchase commitments on capital projects of approximately $1.9 million.

Summary

In 2013, new home construction in the nation and Florida in particular improved, but is still below historic norms. We continue to gain market share in the repair and remodel market, and as consumers transition to a more energy efficient home, our products position us to take advantage of this transition and continue to gain share in this market. However, as a percentage of top-line sales, we expect EBITDA, a non-GAAP internal metric used for measurement, to remain in the mid-teens, until our new glass facility is fully functional at the end of third quarter 2014, and our material and labor costs normalize.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in our aluminum materials. We are exposed to changes in the price of aluminum as set by the trades on the London Metal Exchange. We currently have entered into 35 forward aluminum contracts. These settle at various times throughout 2014 and 2015 for 10.5 million pounds at an average price of $0.88 per pound. The fair value of our aluminum forward contracts is less than $0.5 million and is included in other current liabilities in the accompanying consolidated balance sheets as of December 28, 2013.

For forward contracts for the purchase of aluminum at December 28, 2013, a 10% decrease in the price of aluminum would decrease the fair value of our forward contracts of aluminum by $0.8 million. This calculation utilizes our actual commitment of 9.5 million pounds under contract (to be settled throughout 2014-2015) and the market price of aluminum as of December 28, 2013, which was approximately $0.89 per pound.

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

The swap is a forward starting forty two months interest rate agreement with a notional amount of $40.0 million that effectively converted a portion of the floating rate debt to a fixed rate of 2.15% that starts September 28, 2014, with a termination date of May 18, 2018. Since all of the critical terms of the swap and cap exactly matched those of the hedged debt, no ineffectiveness was identified in the hedging relationship. Consequently, all changes in fair value are recorded as a component of Accumulated other comprehensive income. Hedge effectiveness for the interest rate swap will be evaluated in accordance with ASC 815 on a quarterly basis by comparing changes in the cumulative gain or loss from the forward-starting interest rate swap with the cumulative changes in the discounted expected cash flows of future monthly interest related to changes of the swap rate.

Based on our debt outstanding at December 28, 2013, of $79.0 million, of which $60.0 million is covered by our interest rate cap, a 1% increase in interest rates above our interest rate floor established in the Credit Agreement would result in approximately $0.6 million of additional interest expense annually, including impact of interest rate swaps entered into in 2013.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

PGT, Inc.

We have audited the accompanying consolidated balance sheets of PGT, Inc. and subsidiary as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PGT, Inc. and subsidiary at December 28, 2013 and December 29, 2012, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PGT Inc. and subsidiary’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

February 28, 2014

PGT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	$239,303	$174,540	$167,276
Cost of sales	159,169	114,872	128,171

Gross margin	80,134	59,668	39,105
Impairment charges	—	—	5,959
Gain on sale of assets held	(2,195)	—	—
Selling, general and administrative expenses	54,594	47,094	48,619

Income (loss) from operations	27,735	12,574	(15,473)
Interest expense, net	3,520	3,437	4,168
Other expense (income), net	770	72	(419)

Income (loss) before income taxes	23,445	9,065	(19,222)
Income tax (benefit) expense	(3,374)	110	(2,324)

Net income (loss)	$26,819	$8,955	$(16,898)

Net income (loss) per common share:
Basic	$0.55	$0.17	$(0.31)

Diluted	$0.51	$0.16	$(0.31)

Weighted average shares outstanding:
Basic	48,881	53,620	53,659

Diluted	52,211	55,262	53,659

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income (loss)	$26,819	$8,955	$(16,898)
Other comprehensive (loss) income before tax
Change in fair value of derivatives	(1,391)	(24)	(220)
Reclassification to earnings	145	408	(335)

Other comprehensive (loss) income before tax	(1,246)	384	(555)
Income tax expense related to components of other comprehensive income	437	—	—

Other comprehensive (loss) income, net of tax	(809)	384	(555)

Comprehensive income (loss)	$26,010	$9,339	$(17,453)

The accompanying notes are an integral part of these consolidated financial statements

PGT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$30,204	$18,743
Accounts receivable, net	20,821	13,997
Inventories	12,908	11,529
Prepaid expenses	1,538	916
Other current assets	3,166	2,886
Assets held for sale	—	5,259
Deferred income taxes, net	2,763	—

Total current assets	71,400	53,330
Property, plant and equipment, net	44,123	41,220
Trade name and other intangible assets, net	38,869	45,327
Other assets, net	2,240	1,440

Total assets	$156,632	$141,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,834	$5,405
Accrued liabilities	11,688	7,874
Deferred income taxes	—	46
Current portion of long-term debt	4,890	—

Total current liabilities	20,412	13,325
Long-term debt	72,365	37,500
Deferred income taxes	13,380	14,858
Other liabilities	1,400	1,424

Total liabilities	107,557	67,107

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 48,868 and 53,737 shares issued and 46,871 and 52,814 shares outstanding at December 28, 2013, and December 29, 2012, respectively	489	537
Additional paid-in-capital	229,269	274,275
Accumulated other comprehensive loss	(2,223)	(1,414)
Accumulated deficit	(168,414)	(195,233)

Subtotal shareholders’ equity	59,121	78,165
Less Treasury stock at cost	(10,046)	(3,955)

Total shareholders’ equity	49,075	74,210

Total liabilities and shareholders’ equity	$156,632	$141,317

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income (loss)	$26,819	$8,955	$(16,898)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,622	5,731	7,590
Amortization	6,458	6,502	6,502
Provision for allowances for doubtful accounts	29	37	880
Stock-based compensation	970	1,363	1,773
Amortization and write-offs of deferred financing costs	1,660	857	1,233
Derivative financial instruments	(16)	136	37
Deferred income taxes	(3,460)	(82)	(2,324)
Tax benefit for stock options exercised	(396)	—	—
Impairment charges	—	—	5,959
Gain on disposal of assets	(2,186)	(266)	(996)
Change in operating assets and liabilities:
Accounts receivable	(8,234)	(667)	(1,560)
Inventories	(1,379)	73	(1,068)
Prepaid expenses and other current assets	(1,267)	87	367
Accounts payable and accrued liabilities	2,111	462	(3,167)

Net cash provided by/(used in) operating activities	25,731	23,188	(1,672)

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,550)	(3,792)	(3,496)
Acquisition of intangible assets	—	—	(200)
Net change in margin account for derivative financial instruments	—	—	250
Proceeds from disposal of asset	7,478	454	1,672

Net cash used in investing activities	(72)	(3,338)	(1,774)

Cash flows from financing activities:
Payments of long-term debt	(38,500)	(8,000)	(52,500)
Proceeds from issuance of long-term debt	80,000	—	48,000
Payments of financing costs	(3,583)	(143)	(3,013)
Payments of capital leases	—	(50)	(113)
Purchases of treasury stock	(56,091)	(3,946)	—
Tax benefit for stock options exercised	396	—	—
Issuance of common stock	3,580	92	—

Net cash (used in) financing activities	(14,198)	(12,047)	(7,626)

Net increase/(decrease) in cash and cash equivalents	11,461	7,803	(11,072)
Cash and cash equivalents at beginning of period	18,743	10,940	22,012

Cash and cash equivalents at end of period	$30,204	$18,743	$10,940

Supplemental cash flow information:
Interest paid	$2,662	$2,767	$2,411

Income tax payments	$135	$200	$—

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

	Common stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance at January 1, 2011	53,654,496	$537	$271,047	$(9)	$(187,290)	$(1,243)	$83,042
Vesting of restricted stock	5,000	—	—	—	—	—	—
Stock-based compensation	—	—	1,773	—	—	—	1,773
Comprehensive loss, net of tax effect	—	—	—	—	—	(555)	(555)
Net loss	—	—	—	—	(16,898)	—	(16,898)

Balance at December 31, 2011	53,659,496	$537	$272,820	$(9)	$(204,188)	$(1,798)	$67,362
Vesting of restricted stock	10,639	—	—	—	—	—	—
Acquisition of treasury stock	(922,694)	—	—	(3,946)	—	—	(3,946)
Stock-based compensation	—	—	1,363	—	—	—	1,363
Exercise of stock options, including tax benefit of $0	66,838	—	92	—	—	—	92
Comprehensive income, net of tax effect	—	—	—	—	—	384	384
Net income	—	—	—	—	8,955	—	8,955

Balance at December 29, 2012	52,814,279	$537	$274,275	$(3,955)	$(195,233)	$(1,414)	$74,210
Acquisition of treasury stock	(7,865,249)	—	—	(56,091)	—	—	(56,091)
Retirement of treasury stock	—	(68)	(49,932)	50,000	—	—	—
Stock-based compensation	—	—	970	—	—	—	970
Exercise of stock options	1,922,167	20	3,560	—	—	—	3,580
Excess tax benefit on stock-based compensation	—	—	396	—	—	—	396
Comprehensive (loss), net of tax effect	—	—	—	—	—	(809)	(809)
Net income	—	—	—	—	26,819	—	26,819

Balance at December 28, 2013	46,871,197	$489	$229,269	$(10,046)	$(168,414)	$(2,223)	$49,075

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

PGT, Inc. (“PGTI”, “we,” or the “Company”) is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority (89%) of our sales, are to customers in the state of Florida; however, we also sell products in over 48 states, the Caribbean, Canada, Australia, and in South and Central America. Products are sold through an authorized dealer and distributor network.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. We have one manufacturing operation, one glass tempering and laminating plant, one insulation glass plant, and broke ground in 2014 on a second glass tempering and laminating plant, all in North Venice.

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

Fiscal period

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The periods ended December 28, 2013, December 29, 2012, and December 31, 2011, consisted of 52 weeks.

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

Cost of sales was impacted negatively by $4.1 million by consolidation and restructuring charges recorded for the year ending December 31, 2011, related to plant consolidation.

Shipping and handling costs

Shipping and handling costs incurred in the purchase of materials used in the manufacturing process are included in cost of sales. Costs relating to shipping and handling of our finished products are included in selling, general and administrative expenses and total $10.6 million, $9.0 million, and $11.6 million for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

Advertising

We expense advertising costs as incurred. Advertising expense included in selling, general and administrative expenses was $0.7 million, $0.7 million and $0.7 million for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

Research and development costs

We expense research and development costs as incurred. Research and development costs included in cost of sales were $1.3 million, $1.4 million and $1.4 million for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

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

	December 28, 2013	December 29, 2012
	(in thousands)
Accounts receivable	$21,334	$14,513
Less: Allowance for doubtful accounts	(513)	(516)

	$20,821	$13,997

As of December 28, 2013, December 29, 2012, and December 31, 2011, there were $0.6 million, $0.2 million, and $0.9 million of trade notes receivable, respectively, for which there was an allowance of $0.3 million, $0.2 million, and $0.8 million, respectively, included in other current assets and other assets in the accompanying consolidated balance sheets.

Self-insurance reserves

We are primarily self-insured for employee health benefits and for years prior to 2010 for workers’ compensation claims. Our workers’ compensation reserves are accrued based on third-party actuarial valuations of the expected future liabilities. Health benefits are self-insured by us up to pre-determined stop loss limits. These reserves, including incurred but not reported claims, are based on internal computations. These computations consider our historical claims experience, independent statistics, and trends. Changes to actual workers’ compensation or health benefit claims incurred and interest rates could have a material impact on our estimated self-insurance reserves. For 2013, 2012, and 2011 we are fully insured with respect to workers’ compensation.

Warranty expense

We have warranty obligations with respect to most of our manufactured products. Warranty periods, which vary by product components, generally range from 1 to 10 years, although the warranty period for a limited number of specifically identified components in certain applications is a lifetime. However, the majority of the products sold have warranties on components which range from 1 to 3 years. The reserve for warranties is based on management’s assessment of the cost per service call, the lag time between order ship dates and warranty service dates, and the number of service calls expected to be incurred to satisfy warranty obligations on recorded net sales. The reserve is determined after assessing Company history and through specific identification. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities. The following provides information with respect to our warranty accrual.

During the year, we recorded warranty expense at an average rate of 1.30% of sales. This rate is lower than the average rate of 1.81% of sales accrued in fiscal year 2012, due to improved quality and lower costs of service claims experienced in the recent past few years. We assess the adequacy of our warranty accrual on a quarterly, and yearly basis, and adjust the previous amounts recorded, if necessary, to reflect the change in estimate of the future costs of claims yet to be serviced.

Accrued Warranty	Beginning of Period	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)
Year ended December 28, 2013	$3,858	$2,992	$(419)	$(3,765)	$2,666
Year ended December 29, 2012	$4,406	$3,157	$(512)	$(3,193)	$3,858
Year ended December 31, 2011	$4,326	$3,346	$188	$(3,454)	$4,406

The accrual for warranty is included in accrued liabilities and other liabilities on the consolidated balance sheets as of December 28, 2013, and December 29, 2012. The portion of warranty expense related to the issuance of product is $1.6 million, $0.7 million, and $1.1 million and is included in cost of sales on the consolidated statements of operations for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. The portion related to servicing warranty claims including costs of the service department personnel is included in selling, general and administrative expenses on the consolidated statements of operations, and is $2.2 million, $2.3 million, and $2.5 million, respectively, for the years ended December 28, 2013, December 29, 2012, and December 31, 2011.

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

Inventories consist of the following:

	December 28, 2013	December 29, 2012
	(in thousands)
Raw materials	$11,305	$10,477
Work in progress	329	256
Finished goods	1,274	796

Total Inventories	$12,908	$11,529

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Depreciable assets are assigned estimated lives as follows:

Building and improvements	5 to 40 years
Furniture and equipment	3 to 10 years
Vehicles	5 to 10 years
Computer Software	3 years

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

In the second quarter of 2012, we entered into an agreement to list the Salisbury, North Carolina facility for sale with an agent, at which time the asset was moved to assets held for sale in the accompanying balance sheet. We closed on the sale of the property in the first quarter of 2013. In that the purchase price less closing costs was in excess of the current carrying cost, no change to the carrying cost was necessary.

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

Capitalized software as of December 28, 2013, and December 29, 2012, was $13.7 million and $13.0 million, respectively. Accumulated depreciation of capitalized software was $12.9 million and $12.1 million as of December 28, 2013, and December 29, 2012, respectively.

Depreciation expense for capitalized software was $0.8 million, $1.0 million, and $0.9 million for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

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

If the estimated fair value is less than the carrying amount of the indefinite-lived intangible assets, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future projected cost savings attributable to ownership of the intangible assets with indefinite lives which, for us, are our trade names. (See Note 5)

The assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in our current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.

The determination of fair value used in that assessment is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate fair value. Estimated cash flows are sensitive to changes in the Florida housing market and changes in the economy among other things.

Deferred financing costs

Deferred financing costs are amortized using the effective interest method over the life of the debt instrument to which they relate. Unamortized deferred financing costs totaled $2.1 million and $1.9 million at December 28, 2013, and December 29, 2012, respectively.

On May 28, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with the various financial institutions and other persons from time to time parties thereto as lenders (the “Lenders”), SunTrust Bank, as administrative agent (in such capacity, the “Administrative Agent”), as collateral agent, as swing line lender and as a letter of credit issuer, and the other agents and parties thereto. The Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $105.0 million, consisting of an $80.0 million Tranche A term loan facility maturing in five years that will amortize on a basis of 5% annually during the five-year term, and a $25.0 million revolving credit facility maturing in five years that includes a $5.0 million swing line facility and a $10.0 million letter of credit facility. (See Note 7)

As part of the new debt agreement, we incurred $3.6 million in total issue costs. Of the total costs, $2.0 million was capitalized as debt discount, $1.3 million was included in our deferred financing costs, and $0.3 million was expensed in selling, general, and administrative expenses. As we incurred the new debt, we reviewed the amount of unamortized deferred financing costs from the previous debt. Of the remaining unamortized balance, we expensed in other expense, net $0.3 million, and the remaining amount of the unamortized balance will continue to be amortized over the term of the new debt.

Amortization of deferred financing costs is included in interest expense in the accompanying consolidated statements of operations. There was $1.0 million of amortization for the year ended December 28, 2013, $0.9 million for the year ended December 29, 2012, and $0.8 million for the year ended December 31, 2011.

Estimated amortization of deferred financing costs is as follows for future fiscal years:

(in thousands)
2014	$501
2015	477
2016	463
2017	449
2018	179

Total	$2,069

Derivative financial instruments

We utilize certain derivative instruments, from time to time, including forward contracts and interest rate swaps and caps to manage variability in cash flow associated with commodity market price risk exposure in the aluminum market and interest rates. We do not enter into derivatives for speculative purposes. Additional information with regard to derivative instruments is contained in Note 8.

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

As of December 28, 2013, we did not have cash on deposit with our commodities broker related to funding of margin calls on open forward contracts for the purchase of aluminum. The net liability position of $479 thousand on December 28, 2013, is included in accrued liabilities and other liabilities in the accompanying consolidated balance sheet as it relates to open contracts with scheduled prompt dates in 2014 and 2015.

For statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

On September 16, 2013, we entered into two interest rate caps and one interest rate swap. The first is a one year interest rate cap agreement with a notional amount of $40.0 million that was designated as a cash flow hedge that protects the variable rate debt from an increase in the floating one month LIBOR rate of greater than 0.50%. The second is a two year interest rate cap agreement with a notional amount of $20.0 million that was designated as a cash flow hedge that protects the variable rate debt from an increase in the floating one month LIBOR rate of greater than 0.50%. The swap is a forward starting forty two months interest rate swap agreement with a notional amount of $40.0 million that effectively converted a portion of the floating rate debt to a fixed rate of 2.15% that starts September 28, 2014, with a termination date of May 18, 2018. At December 28, 2013, the fair value of our interest rate caps was in an asset position of $34 thousand and our interest rate swap was a liability position of $0.6 million. (See Note 8)

Financial instruments

Our financial instruments, not including derivative financial instruments discussed in Note 9, include cash, accounts and notes receivable, and accounts payable whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include long-term debt. The fair value of our long-term debt is based on debt with similar terms and characteristics and was approximately $77.3 million as of December 28, 2013, and approximately $37.5 million as of December 29, 2012, both of which approximate carrying value as of those dates.

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

We maintain our cash with several financial institutions. The balance exceeds federally insured limits. At December 28, 2013, and December 29, 2012, such balance exceeded the insured limit by $29.7 million and $18.7 million, respectively.

Comprehensive income (loss)

Comprehensive income (loss) is reported on the consolidated statements of comprehensive income (loss). Accumulated other comprehensive loss is reported on the consolidated balance sheets and the consolidated statements of shareholders’ equity.

Gains and losses on cash flow hedges, to the extent effective, are included in other comprehensive income (loss). Reclassification adjustments reflecting such gains and losses are recorded as income in the same period as the hedged items affect earnings. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 8.

Stock compensation

We use a fair-value based approach for measuring stock-based compensation and, therefore, record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Our Company’s awards vest based only on service conditions and compensation expense is recognized on a straight-line basis for each separately vesting portion of an award. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. We recorded compensation expense for stock based awards of $1.0 million before tax, or $0.01 per diluted share after-tax effect, $1.4 million before income tax, or $0.02 per diluted share after-tax effect, and $1.8 million before income tax, or $0.03 per diluted share after-tax effect, in the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

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

Net income (loss) per common share

We present basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. We follow the “two class” method of accounting for earnings per share due to the fact that our unvested restricted stock awards, which are immaterial as of December 28, 2013, are participating securities.

Our weighted average shares outstanding excludes underlying options of 0.5 million and 5.5 million for the years ended December 29, 2012, and December 31, 2011, respectively, because their effects were anti-dilutive.

The table below presents the calculation of basic and diluted earnings per share, including a reconciliation of weighted average common shares:

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
(in thousands, except per share amounts)
Numerator:
Net income (loss)	$26,819	$8,955	$(16,898)

Denominator:
Weighted-average common shares – Basic	48,881	53,620	53,659
Add: Dilutive effect of stock compensation plans	3,330	1,642	—

Weighted-average common shares – Diluted	52,211	55,262	53,659

Net income (loss) per common share:
Basic	$0.55	$0.17	$(0.31)

Dilutive	$0.51	$0.16	$(0.31)

3. Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-11 Disclosures about Offsetting Assets and Liabilities. Subsequently, in February 2013, the FASB issued ASU 2013-1, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. These updates amended the guidance related to disclosures about offsetting assets and liabilities, including recognized financial instruments and derivatives. We have adopted the guidance effective on December 29, 2012, and have provided the required information in Note 8.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance amends the requirements of ASC 220, Comprehensive Income. The goal behind the amendments is to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. It does not change current requirements for reporting net income or other comprehensive income in the financial statements. We have adopted the guidance effective December 29, 2012, and have provided the required information in Note 16.

4. Property, Plant and Equipment and Asset Held for Sale

The following table presents the composition of property, plant and equipment as of:

	December 28, 2013	December 29, 2012
	(in thousands)
Land	$5,641	$3,802
Buildings and improvements	36,686	36,572
Machinery and equipment	45,058	44,337
Vehicles	6,453	6,006
Software	13,730	12,965
Construction in progress	3,552	1,087

	111,120	104,769
Less accumulated depreciation	(66,997)	(63,549)

	$44,123	$41,220

In the second quarter of 2012, we entered into an agreement to list the Salisbury, North Carolina facility for sale with an agent, at which time the asset was moved to assets held for sale in the accompanying consolidated balance sheets. During the fourth quarter we accepted an offer to sell the property and the sale closed in the first quarter of 2013. The purchase price less closing costs is in excess of the current carrying costs. The facility’s carrying value was $5.3 million as of December 29, 2012. On January 23, 2013, the sale closed for approximately $8.0 million in cash (approximately $7.5 million net of selling costs), and as such we recognized a gain of $2.2 million related to the sale in 2013.

5. Trade Names and Other Intangible Assets

Trade names and other intangible assets are as follows as of:

	December 28, 2013	December 29, 2012	Useful Life (in years)
	(in thousands)
Other Intangible Assets
Trade names	$38,441	$38,441	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(55,272)	(49,701)

Subtotal	428	5,999

Other intellectual assets	2,797	2,797	3
Less: Accumulated amortization	(2,797)	(1,910)

	—	887

Other intangible assets, net	$38,869	$45,327

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

Given the decline in housing starts in 2011, the overall tightening of the credit markets, and our revised forecasts in 2011, all of which are impairment indicators, we performed the assessment of our trade names and an impairment was present. The assessment resulted in an impairment charge of $6.0 million for 2011. After this charge, intangible assets not subject to amortization totaled $38.4 million at December 31, 2011. No additional impairment has been recorded through year end December 28, 2013.

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

Our year-end test of trade names performed as of December 28, 2013, utilized net sales, which reflected the current market conditions and include modest growth in future years, a weighted average royalty rate of 4.0% and a discount rate of 16.1%. As of December 28, 2013, the estimated fair value of the trade names exceeded book value by approximately 79%, or $30.3 million. We believe our projected sales are reasonable based on available information regarding our industry. We also believe the royalty rate is appropriate and could improve over time based on market trends and information, including that which is set forth above. The discount rate was based on current financial market trends and will remain dependent on such trends in the future.

Amortizable Intangible Assets

As a result of the impairment indicators in 2011 described above, we tested our amortizable intangible assets, which are our customer relationships and Hurricane intellectual assets, for impairment by comparing the estimated future undiscounted net cash flows expected to be generated by the asset group containing these assets to their carrying values and determined that there was no impairment for the year ended December 31, 2011. No impairment testing was performed during the years ended December 28, 2013, and December 29, 2012, due to the fact that there were no impairment indicators.

Estimated amortization of our customer relationships assets is as follows for future fiscal year:

(in thousands)
2014	$428

Total	$428

6. Accrued liabilities consisted of the following:

	December 28, 2013	December 29, 2012
	(in thousands)
Accrued payroll and benefits	$6,019	$2,521
Accrued warranty	1,923	2,802
Unearned revenue	1,451	408
Accrued health claims insurance payable	743	388
Aluminum forward contracts	441	—
Accrued interest	246	475
Accrued property tax	4	814
Other	861	466

Total	$11,688	$7,874

Other accrued liabilities are comprised primarily of state sales taxes, credit memos and customer rebates.

7. Long-Term Debt

Long-term debt consists of the following:

	December 28, 2013	December 29, 2012
	(in thousands)
Term note payable with a payment of $1.0 million due quarterly. A lump sum payment of $63.0 million is due on May 28, 2018. Interest is payable monthly, or quarterly at LIBOR or the prime rate plus an applicable margin. At December 28, 2013, the average rate was 0.16% plus a margin of 3.00%.	$79,000	—
Term note payable with a payment of $0.6 million due on April 2, 2016. A lump sum payment of $36.9 million is due on June 23, 2016. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At December 29, 2012, the average rate was 1.25% plus a margin of 3.50%.	—	$37,500
Debt discount (1)	(1,745)	—

	$77,255	$37,500
Less current portion of long-term debt	(4,890)	—

Total	$72,365	$37,500

(1)	Debt discount – represents fees paid to the lender at time the debt was issued, and is accounted for as a reduction in the debt proceeds and is amortized over the life of the debt instrument.

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

Interest on all loans under the Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the term loans and the revolving credit facility accrue interest at a rate equal to, at our option, a base rate or LIBOR plus an applicable margin. The applicable margin is based on our leverage ratio, ranging from 300 to 350 basis points in the case of LIBOR and 200 to 250 basis points in the case of the base rate. We will pay quarterly fees on the unused portion of the revolving credit facility equal to 0.50% as well as a quarterly letter of credit fee at a rate per annum equal to the applicable margin for LIBOR loans on the face amount of any outstanding letters of credit. In connection with this refinancing, we wrote-off $0.3 million of deferred financing costs from the Old Credit Agreement, which are classified within other expense (income), net in the Consolidated Statements of Operations.

On September 16, 2013, we entered into two interest rate caps and one interest rate swap to hedge a portion of our debt against volatility in future interest rates. (See Note 8)

The Credit Agreement will require us to maintain a maximum leverage ratio (based on the ratio of total funded debt to consolidated EBITDA, each as defined in the Credit Agreement) and a minimum fixed charge coverage ratio (based on the ratio of consolidated EBITDA minus net cash taxes minus capital expenditures to cash interest expense plus scheduled principal payments of term loans, each as defined in the Credit Agreement), which will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the Credit Agreement. As of December 28, 2013, we were in compliance with all debt covenants.

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

The face value of the debt as of December 28, 2013, was $79.0 million. The Company incurred issuance costs of $3.6 million, of which $2.0 million of the costs were classified as a discount and presented in the current and long-term portion of debt on the Consolidated Balance Sheets. Approximately $1.3 million was reported as debt issuance costs in current assets and other assets on the Consolidated Balance Sheets, while the remaining $0.3 million was expensed in selling, general and administrative expense on the Consolidated Statements of Income and Comprehensive Income. The debt issuance costs and discount are being amortized to interest expense, net on the Consolidated Statements of Income and Comprehensive Income over the term of the debt.

In connection with the cash proceeds from the sale of our Salisbury facility on January 23, 2013, we voluntarily prepaid $7.5 million of debt on January 31, 2013.

The contractual future maturities of long-term debt outstanding of December 28, 2013, are as follows (excluding unamortized debt discount and issuance costs):

(in thousands)
2014	$5,000
2015	4,000
2016	4,000
2017	3,000
2018	63,000

Total	$79,000

Interest expense, net consisted of the following (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Long-term debt	$2,295	$2,396	$3,040
Debt fees	235	213	410
Amortization of deferred financing costs	1,021	857	813
Interest income	(25)	(20)	(59)

Interest expense	3,526	3,446	4,204
Capitalized interest	(6)	(9)	(36)

Interest expense, net	$3,520	$3,437	$4,168

8. Derivatives

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

As of December 28, 2013, the fair value of our aluminum forward contracts was in a net liability position of approximately $479 thousand. We had 33 outstanding forward contracts for the purchase of 9.5 million pounds of aluminum at an average price of $0.89 per pound with maturity dates of between less than one month and 18 months through June 2015. We assessed our risk of non-performance of the Company on these contracts and recorded an immaterial adjustment to fair value as of December 28, 2013.

As of December 29, 2012, the fair value of our aluminum forward contracts was in a net asset position of approximately $20 thousand. We had 24 outstanding forward contracts for the purchase of 3.9 million pounds of aluminum at an average price of $0.94 per pound with maturity dates of between less than one month and 12 months through December 2013. We assessed the risk of non-performance of the counter-party on these contracts and recorded an immaterial adjustment to fair value as of December 29, 2012.

Interest Rate Contracts

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

The swap is a forward starting three year six months interest rate swap agreement with a notional amount of $40.0 million that effectively converted a portion of the floating rate debt to a fixed rate of 2.15% that starts September 28, 2014, with a termination date of May 18, 2018. Since all of the critical terms of the swap and cap exactly matched those of the hedged debt, no ineffectiveness was identified in the hedging relationship. Consequently, all changes in fair value are recorded as a component of accumulated other comprehensive income. Hedge effectiveness for the interest rate swap will be evaluated in accordance with ASC 815 on a quarterly basis by comparing changes in the cumulative gain or loss from the forward-starting interest rate swap with the cumulative changes in the discounted expected cash flows of future monthly interest related to changes of the swap rate.

The fair value of our aluminum hedges and interest rate cap are classified in the accompanying consolidated balance sheets as follows (in thousands):

		December 28, 2013	December 29, 2012
Derivatives in a net asset (liability) position	Balance Sheet Location
Hedging instruments:
Aluminum forward contracts	Other Current Asset	$—	$20
Aluminum forward contracts	Accrued Liabilities	(441)	—
Aluminum forward contracts	Other Liabilities	(38)	—
Interest rate cap	Other Current Asset	21	—
Interest rate cap	Other Asset	13	—
Interest rate swap	Other Liabilities	(630)	—

Total hedging instruments		$(1,075)	$20

Although it is our intent to have our aluminum hedges qualify as highly effective for reporting purposes, for the year ended December 29, 2012, they did not qualify as effective. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. During the third and fourth quarter of 2012, these contracts became ineffective and no longer qualified for hedge accounting. When a cashflow hedge becomes ineffective, and if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in other comprehensive income remain in other comprehensive income and are recognized in earnings in the period in which the hedged transaction affects earnings. The change in value of the aluminum forward contracts occurring after termination is recognized in other expense (income), net on the consolidated statements of operations.

The ending accumulated balance for the aluminum forward contracts and interest rate swaps included in accumulated other comprehensive expense, net of tax, is $0.7 million as of December 28, 2013. In December 29, 2012, the ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive income, net of tax, was $0.1 million.

The impact of the offsetting derivative instruments are depicted below:

As of December 28, 2013
(in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts offset in Balance Sheet	Net amounts of Assets Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Aluminum Forward Contract	$—	$—	$—	$—	$—	$—
Interest Rate Caps	$34	$—	$34	$—	$—	$34

As of December 28, 2013
(in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts offset in Balance Sheet	Net amounts of Liabilities Presented in Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum Forward Contract	$479	$—	$479	$—	$—	$479
Interest Rate Swap	$630	$—	$630	$—	$—	$630

As of December 29, 2012
(in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts offset in Balance Sheet	Net amounts of Assets Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Aluminum Forward Contract	$53	$(33)	$20	$—	$—	$20

As of December 29, 2012
(in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts offset in Balance Sheet	Net amounts of Liabilities Presented in Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum Forward Contract	$33	$(33)	$—	$—	$—	$—

The following represents the gains (losses) on derivative financial instruments for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, and their classifications within the accompanying consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of (loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended				Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011		December 28, 2013	December 29, 2012	December 31, 2011
Aluminum contracts	$(761)	$(24)	$(220)	Cost of sales	$145	$408	$(335)
Interest Rate Swap	$(630)	$—	$—	Interest Expense	$—	$—	$—

	Derivatives in Cash Flow Hedging Relationships
				Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
					Year Ended
					December 28, 2013	December 29, 2012	December 31, 2011
Aluminum contracts				Other income or other expense	$(358)	$208	$—
Interest rate swap				Other income or other expense	$—	$—	$—

9. Fair Value

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

During fiscal 2013, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, during fiscal 2012 and 2011, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation:

	Fair Value Measurements at Reporting Date of Net Asset (Liabilities) Using:
Description	December 28, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Aluminum forward contracts	$(479)	$—	$(479)	$—
Interest rate cap	34	—	34	—
Interest rate swap	(630)	—	(630)	—

Derivative financial instruments, net liability	$(1,075)	$—	$(1,075)	$—

Description	December 29, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Aluminum forward contracts	$20	$—	$20	$—
Interest rate cap	—	—	—	—

Derivative financial instruments, net asset	$20	$—	$20	$—

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at December 28, 2013, and December 29, 2012, respectively (in thousands):

	December 28, 2013		December 29, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets and liabilities
Cash and cash equivalents	$30,204	$30,204	$18,743	$18,743
Accounts receivable, net	$20,821	$20,821	$13,997	$13,997
Accounts payable and accrued liabilities	$15,522	$15,522	$13,279	$13,279
Long-term debt (including current portion)	$77,255	$77,255	$37,500	$37,500

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

10. Income Taxes

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit (expense) allocated to continuing operations (the “Income Tax Allocation”).

The components of income tax (benefit) expense are as follows (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Current:
Federal	$86	$192	$—
State	—	—	—

	86	192	—

Deferred:
Federal	(2,265)	—	(2,086)
State	(1,195)	(82)	(238)

	(3,460)	(82)	(2,324)

Income tax (benefit) expense	$(3,374)	$110	$(2,324)

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.8%	3.8%	4.0%
Alternative minimum tax	—	2.1%	—
Non-deductible secondary offering related expenses	1.8%	—	—
Other	(0.1%)	(0.9%)	(0.2%)
Non-deductible expenses	0.2%	0.3%	—
Valuation allowance on deferred tax assets	(55.1%)	(39.1%)	(26.7%)

	(14.4%)	1.2%	12.1%

Our effective combined federal and state tax rate was (14.4%), 1.2% and 12.1%, for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

Our income tax benefit was $3.4 million for the year ended December 28, 2013. As we released our valuation allowances on deferred tax assets, we released our valuation allowance as we are no longer in a cumulative loss position and it is more likely than not, that our deferred tax assets will be realized.

Our tax rate is lower than the statutory rate for 2012, as we released a portion of our deferred tax asset valuation allowance to offset our regular tax expense. The $0.1 million of tax expense included in the consolidated statements of operations represents our alternative minimum tax obligation offset with the state tax impact for a change in our state tax rate.

The 12.1% tax rate for the year ended December 31, 2011, relates to the deferred tax impact on the impairment charge related to our trade names. Deferred tax liabilities related to our trade names are not available to be used to offset deferred tax assets when estimating the valuation allowance. All deferred tax assets created in 2011 were fully reserved with additional valuation allowances. Excluding the effects of these items, our 2013, 2012, and 2011 effective tax rates would have been 40.7%, 40.3% and 38.8%, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax liability are as follows:

	December 28, 2013	December 29, 2012
	(in thousands)
Deferred tax assets:
Federal and State net operating loss carry-forwards	$970	$7,332
Goodwill	4,152	6,228
Compensation expense	2,606	2,819
Accrued warranty	890	1,381
Obsolete inventory	435	508
Other accruals	260	149
Allowance for doubtful accounts	289	288
AMT tax credits	574	479
Derivative financial instruments	475	—
Amortizable intangible assets	865	—
Valuation allowance	—	(12,902)

Total deferred tax assets	$11,516	$6,282

Deferred tax liabilities:
Other indefinite lived intangible assets	$14,904	$14,904
Amortizable intangible assets	—	1,551
Property, plant and equipment	6,349	4,724
Derivative financial instruments	—	7
Deferred finance costs	370	—
Prepaid expenses	510	—

Total deferred tax liabilities	$22,133	$21,186

The amount of goodwill deductible for tax purposes was $63.8 million at the time of the 2004 acquisition, of which, $10.7 million and $16.1 million was unamortized as of December 28, 2013, and December 29, 2012, respectively.

The following table shows the current and noncurrent deferred tax (liabilities) assets, recorded on our consolidated balance sheets:

	December 28, 2013	December 29, 2012
	(in thousands)
Current deferred tax asset, (liabilities), net	$2,763	$(46)
Noncurrent deferred tax liabilities, net	(13,380)	(14,858)

Total deferred tax liabilities, net	$(10,617)	$(14,904)

We estimate that we have $4.4 million of tax affected federal net operating loss carryforwards and $1.5 million of state operating loss carryforwards, expiring at various dates through 2031.

We have not recognized any material liability for unrecognized tax benefits; however, should we accrue for such liabilities when and if they arise in the future we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

11. Commitments and Contingencies

We lease production equipment, vehicles, computer equipment, storage units and office equipment under operating leases expiring at various times through 2016. Lease expense was $1.3 million, $1.2 million, and $1.7 million for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. Future minimum lease commitments for non-cancelable operating leases are as follows at December 28, 2013 (in thousands):

2014	$1,145
2015	982
2016	925
2017	597
2018	545

Total	$4,194

Through the terms of certain of our leases, we have the option to purchase the leased equipment for cash in an amount equal to its then fair market value plus all applicable taxes.

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If these programs were cancelled by us, we would be required to pay $2.5 million for various materials. During the years ended December 28, 2013, December 29, 2012, and December 31, 2011, we made purchases under these programs totaling $72.7 million, $57.0 million, and $62.9 million, respectively.

At December 28, 2013, we had $0.6 million in standby letters of credit related to our worker’s compensation insurance coverage, and commitments to purchase equipment and land of $1.9 million.

We are a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of those proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on our operations, financial position or cash flows.

12. Employee Benefit Plans

We have a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. We currently make matching contributions based on our operating results. During the years ended December 28, 2013, and December 29, 2012, there was an average matching contribution of 3% and 1% made at various times during the years, respectively. For the year ended December 31, 2011, there was no company matching contribution. Company contributions and earnings thereon vest at the rate of 20% per year of service with us when at least 1,000 hours are worked within the Plan year. We recognized expenses of $1.2 million and $0.5 million for the years ended December 28, 2013, and December 29, 2012, and no expense for the year ended December 31, 2011.

13. Related Parties

In the ordinary course of business, we sell windows to Builders FirstSource, Inc., a company controlled by affiliates of JLL Partners, Inc. One of our directors, Floyd F. Sherman, is the president, chief executive officer, and a director of Builders FirstSource, Inc., and another, Brett Milgrim, is also a director. In addition, Paul S. Levy who is affiliated with JLL Partners, Inc. is a director of Builders FirstSource, Inc. Total net sales to Builders FirstSource, Inc. were $5.1 million, $4.5 million and $3.7 million for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. As of December 28, 2013, and December 29, 2012, there was $0.6 million and $0.6 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

14. Shareholders’ Equity

On November 15, 2012, the Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases were funded from existing cash resources and cash generated by the Company’s operating activities. All share repurchases were made in accordance with Rule 10b5-1 and Rule 10b-18, as applicable, of the Securities Exchange Act of 1934 as to the timing, pricing, and volume of such transactions. In 2012 and 2013, the Company acquired 1,996,772 shares of the Company’s common stock at a cost of $10.0 million. These reacquired shares were placed in treasury. There were 46.9 million shares and 52.8 million shares of common stock outstanding, net of common stock held in treasury, at December 28, 2013, and December 29, 2012, respectively.

In May of 2013, we completed a secondary offering of 12.65 million shares of common stock owned by JLL Partners. Concurrently with the secondary offering, we repurchased, cancelled and retired 6.8 million shares from JLL, which were funded by refinancing our debt and bringing the outstanding gross balance to $80 million.

15. Employee Stock Based Compensation

2006 Plan

On June 5, 2006, we adopted the 2006 Equity Incentive Plan (the “2006 Plan”) whereby equity-based awards may be granted by the Board to eligible non-employee directors, selected officers and other employees, advisors and consultants of ours.

On April 6, 2010, our stockholders approved the PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (the “Amended and Restated 2006 Equity Incentive Plan”).

Amended and Restated 2006 Equity Incentive Plan

•	total number of shares of common stock available for grant thereunder, 7,000,000, and

•	set forth 1,500,000 as the maximum number of shares that may be made subject to awards in any calendar year to any “covered employee” (within the meaning of Section 162(m) of the Internal Revenue Code).

There were 541,863, 472,035, and 1,092,310 shares available for grant under the 2006 Plan at December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

New Issuances

During 2013, we issued 22,581 shares of restricted stock awards to certain board members and non-executive employees of the Company. The restrictions on these awards lapse at various time periods through 2016 and have a weighted average fair value on date of grant of $6.76 based on the NASDAQ market price of the common stock on the close of business on the day the awards were granted.

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

The compensation cost that was charged against income for stock compensation plans was $1.0 million, $1.4 million, and $1.8 million, respectively, for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. We recognized $0.4 million in income tax benefits for share-based compensation in the year ended December 28, 2013. There was no income tax benefit recognized for share-based compensation for the years ended December 29, 2012, December 31, 2011, as a result of the valuation allowance on deferred taxes. We currently expect to satisfy share-based awards with registered shares available to be issued.

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 2006 Plan in the following years:

2013: no options granted.

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

Stock Options

A summary of the status of our stock options as of December 28, 2013, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 29, 2012	7,219,145	$1.95
Granted	—	—
Exercised	(1,922,167)	$1.86
Forfeited/Expired	(92,409)	$2.02

Outstanding at December 28, 2013	5,204,569	$1.97	6.0 Years

Exercisable at December 28, 2013	2,970,640	$1.90	5.5 Years

The following table summarizes information about employee stock options outstanding at December 28, 2013, (dollars in thousands, except per share amounts):

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value
$1.51	0.1 Years	$391,167	$3,325	391,167	$3,325
$0.92	2.1 Years	117,063	1,064	117,063	1,064
$1.60-$2.31	6.2 Years	4,346,339	34,809	2,403,076	19,252
$2.59-$3.25	8.4 Years	350,000	2,578	59,334	436

		5,204,569	$41,776	2,970,640	$24,077

The weighted average fair value of options granted during the fiscal years ended December 29, 2012, and December 31, 2011, were $2.42 and $2.21, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of December 29, 2012, was $18.9 million and $10.0 million, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of December 31, 2011, was $0.1 million and $0.1 million, respectively. The total grant date fair value of options vested during the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, was $1.4 million, $1.4 million and $1.8 million, respectively.

For the fiscal years ended December 28, 2013, we received $3.6 million in proceeds from the exercise of 1,922,167 options for which we recognized $0.4 million in excess tax benefits through additional paid in capital. The aggregate intrinsic value of stock options exercised during the fiscal year ended December 28, 2013, was $14.1 million. For the fiscal years ended December 29, 2012, we received $0.1 million in proceeds from the exercise of 66,838 options for which there was no tax benefit realized. The aggregate intrinsic value of stock options exercised during the fiscal year ended December 29, 2012, was $0.1 million. For the fiscal year December 31, 2011, there were no exercises of stock options and therefore no proceeds received or tax benefits recognized.

As of December 28, 2013, there was $0.5 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted which is expected to be recognized in earnings straight-line over a weighted average period of 1.2 years.

Non-Vested (Restricted) Share Awards

There were 22,581 restricted shares awards granted in the year ended December 28, 2013, which will vest during 2014. There were no share awards granted in the year ended December 29, 2012.

A summary of the status of non-vested share awards as of December 28, 2013, and changes during the year then ended are presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 29, 2012	—	—
Granted	22,581	$6.76
Vested	—	—
Forfeited/Expired	—	—

Outstanding at December 28, 2013	22,581	$6.76

As of December 28, 2013, the remaining compensation cost related to non-vested share awards was immaterial.

16. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss for fiscal 2013, 2012 and 2011:

(in thousands)	Aluminum Forward Contracts	Interest Swap	Total
Balance at January 1, 2011	$(1,243)	$—	$(1,243)
Changes in fair value	(220)	—	(220)
Reclassification to earnings	(335)	—	(335)

Balance at December 31, 2011	$(1,798)	$—	$(1,798)
Changes in fair value	(24)	—	(24)
Reclassification to earnings	408	—	408

Balance at December 29, 2012	$(1,414)	$—	$(1,414)
Changes in fair value	(761)	(630)	(1,391)
Reclassification to earnings	145	—	145
Tax effect	193	244	437

Balance at December 28, 2013	$(1,837)	$(386)	$(2,223)

Reclassification out of accumulated other comprehensive loss for fiscal 2013, 2012, and 2011:

	Amount reclassified from Accumulated Other Comprehensive Loss

	Twelve months ended
Detail about accumulated other comprehensive loss components	December 28, 2013	December 29, 2012	December 31, 2011	Affected line item in statement where Net Income is presented
	(in thousands)
Aluminum Forward Contracts
Effective portion of aluminum forward contracts	$145	$408	$(335)	Cost of Sales
Tax effect	(56)	—	—	Tax expense
Interest Swap
Effective portion of interest hedge contracts	—	—	—	Interest

17. Sales by Product Group

The FASB has issued guidance under ASC 280, Segment Reporting topic of the Codification which requires us to disclose certain information about our operating segments. Operating segments are defined as components of an enterprise with separate financial information which are evaluated regularly by the chief operating decision maker and are used in resource allocation and performance assessments.

We operate as a single business that manufactures windows and doors. Our chief operating decision maker evaluates performance by reviewing a few major categories of product sales and then considering costs on a total company basis. Sales by product group are as follows:

	Years Ended
(in millions)	December 28, 2013	December 29, 2012	December 31, 2011
Product category:
Impact Window and Door Products	$183.4	$130.1	$120.9
Other Window and Door Products	55.9	44.4	46.4

Total net sales	$239.3	$174.5	$167.3

18. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2013 and 2012 (in thousands, except per share amounts):

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$49,563	$62,847	$64,858	$62,035
Gross profit	$17,559	$21,030	$20,920	$20,625
Net income	$5,264	$9,922	$6,289	$5,343
Net income per share – basic	$0.10	$0.20	$0.14	$0.11
Net income per share – diluted	$0.09	$0.19	$0.13	$0.11

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$38,100	$46,486	$44,743	$45,211
Gross profit	$11,936	$16,481	$15,242	$16,009
Net (loss) income	$(652)	$3,690	$2,722	$3,194
Net (loss) income per share – basic	$(0.01)	$0.07	$0.05	$0.06
Net (loss) income per share – diluted	$(0.01)	$0.07	$0.05	$0.06

Earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share. Each of our fiscal quarters above consists of 13 weeks and ended on the last Saturday of the period.

During the first quarter of 2013, we increased net income by $2.2 million from the gain on sale of the Salisbury, NC facility. In the second quarter, we reversed the deferred tax asset valuation allowance by $3.9 million, and in the fourth quarter we recorded $0.5 million of tax expense in excess of the release of the net operating loss valuation allowance.

During the fourth quarter of 2012, we increased revenues by $0.5 million for the reversal of estimated revenues associated with a customer promotion program that ended with rebate redemptions below our estimate. The promotional activity and associated estimated revenue reserves impacted the second, third and fourth quarters of 2012.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act as of December 28, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 28, 2013, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning System (“ERP System”). We expect to continue this implementation in phases over the course of the next six to nine months. The implementation of this ERP System has affected and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

We have evaluated the effectiveness of our internal control over financial reporting as of December 28, 2013. The evaluation was performed based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.

b. Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

PGT, Inc.

We have audited PGT, Inc. and subsidiary’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). PGT, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PGT, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PGT, Inc. and subsidiary as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2013 of PGT, Inc. and subsidiary and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

February 28, 2014

c. Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Significant Employees of the Registrant

Name	Age	Position
Rodney Hershberger	57	President, Chief Executive Officer, and Director
Jeffrey T. Jackson	48	Executive Vice President of Operations and Chief Financial Officer
Mario Ferrucci III	50	Vice President and General Counsel
Todd Antonelli	40	Vice President – Sales and Marketing
David McCutcheon	48	Vice President – Supply Chain
Deborah L. LaPinska	52	Vice President – Customer Relations
Monte Burns	54	Vice President – Operations
Brad West	44	Vice President – Controller

Rodney Hershberger, President, Chief Executive Officer, and Director. Mr. Hershberger, a co-founder of PGT Industries, Inc., has served the Company for over 33 years. Mr. Hershberger was named President and Director in 2004 and became our Chief Executive Officer in March 2005. In 2003, Mr. Hershberger became Executive Vice President and Chief Operating Officer and oversaw the Company’s Florida and North Carolina operations, sales, marketing, and engineering groups. Previously, Mr. Hershberger led the manufacturing, transportation, and logistics operations in Florida and served as Vice President of Customer Service. The Board recognizes Mr. Hershberger’s over 30 years of experience with the Company in the Florida market and the position of respect he has earned throughout the industry through his thoughtful and honest leadership as well as his knowledge, skill and reputation as driving great value to the Company and its stockholders.

Jeffrey T. Jackson, Executive Vice President and Chief Financial Officer. Mr. Jackson joined PGT in November 2005 and helped lead the Company’s IPO in 2006. Mr. Jackson is responsible for all aspects of our Company’s operations from Supply Chain to Manufacturing and our Chief Financial Officer. Prior to joining us he served in various Executive Management roles, including Division Chief Financial Officer, Vice President Corporate Controller, and Senior Vice President of Operations. Mr. Jackson earned a B.B.A. from the University of West Georgia and is a Certified Public Accountant in both Georgia and California. Mr. Jackson currently serves on the Board of Directors of Loar Group and is also Chairman of its Audit Committee.

Mario Ferrucci III, Vice President and General Counsel. Mr. Ferrucci joined PGT in April 2006 and is responsible for PGT’s Corporate Governance and Compliance as well as our Engineering, Information Systems and Code Compliance departments and our Strategic Planning process. Previously a member of Skadden, Arps, Slate, Meagher & Flom LLP, and Walker Digital, LLC. Mr. Ferrucci graduated magna cum laude from the Widener University School of Law, earning an M.A.A.B.T. from the University of Connecticut and B.A. from Colby College. He is a member of the Delaware Bar Association.

Todd Antonelli, Vice President of Sales and Marketing. Mr. Antonelli joined PGT in 2012 as Vice President of Sales and Marketing. He has over 16 years of Sales and Marketing experience in the building construction industry. Prior to joining PGT, Mr. Antonelli held increasing sales responsibilities with the Masco Corporation, which he joined in 2001. Mr. Antonelli earned a B.A. from California State University and an M.B.A. from California Lutheran University.

David McCutcheon, Vice President of Supply Chain. Mr. McCutcheon joined PGT in 1997. He directs Strategic Purchasing, Materials Management, and Transportation Logistics. Mr. McCutcheon has over fifteen years of management experience in Manufacturing Operations and Engineering. Mr. McCutcheon earned a B.S. in Electrical Engineering from Purdue University and an M.B.A. from The Ohio State University.

Deborah LaPinska, Vice President of Customer Relations. Ms. LaPinska joined PGT in 1991 and has held increasing responsibilities during her career, currently serving as Vice President of Customer Relations. She has led Customer Service, Transportation, Sales, Marketing and our Field Service departments. Ms. LaPinska earned a B.A. in Business Management from Eckerd College.

Monte Burns, Vice President of Operations. Mr. Burns joined PGT in 1987 and has held increasing responsibilities within the Company, most recently as Vice President of Glass Operations, which includes the tempering, insulating and laminating process. During his tenure Mr. Burns has been responsible for operations in PGT’s Salisbury, NC plant, Area Leader of Manufacturing in our Florida facility, and Business Unit Manager.

Bradley West, Vice President and Controller. Mr. West joined PGT in 2006 and is responsible for PGT’s Accounting and Finance Departments, as well as its Risk Management function. Mr. West has over 16 years of management experience in manufacturing organizations, earned a B.B.A. degree from the University of Michigan, and is a Certified Public Accountant in Georgia.

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

(2) Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Period	Costs and expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Year ended December 28, 2013	$516	$29	$(32)	$513
Year ended December 29, 2012	$683	$59	$(226)	$516
Year ended December 31, 2011	$1,445	$728	$(1,490)	$683

(1)	Represents uncollectible accounts charged against the allowance for doubtful accounts, net of recoveries.

Allowance for Deferred Tax Assets	Balance at Beginning of Period	Costs and expenses (1)	Deductions (2)	Balance at End of Period
	(in thousands)
Year ended December 28, 2013	$12,902	$—	$(12,902)	$—
Year ended December 29, 2012	$16,289	$—	$(3,387)	$12,902
Year ended December 31, 2011	$10,968	$5,321	$—	$16,289

(1)	Recognition of additional valuation allowances.
(2)	Reduction related to reversal of valuation allowance.

(3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.3	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1	Credit Agreement, dated as of May 28, 2013, among PGT, Inc., PGT Industries, Inc., the lenders party thereto, certain other financial institutions, and SunTrust Bank, as Administrative Agent and Collateral Agent, (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 28, 2013, filed with the Securities and Exchange Commission on June 3, 2013, Registration No. 000-52059)

Exhibit Number	Description

10.2	Supply Agreement, executed on January 24, 2014, by and between Keymark Corporation and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.3	Supply Agreement, executed on December 16, 2013, by and between PPG Industries, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 16, 2013, filed with the Securities and Exchange Commission on December 20, 2013, Registration No. 000-52059)

10.4	Sales Contract, executed on November 12, 2013, by and between E. I. du Pont de Nemours and Company, through its Packaging and Industrial Polymers business, and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 12, 2013, filed with the Securities and Exchange Commission on November 12, 2013, Registration No. 000-52059)

10.5	Supply Agreement, executed on January 24, 2014, by and between, PGT Industries, Inc. and SAPA Extruder, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.6	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.8	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.9	Form of PGT, Inc. 2006 Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, David B. McCutcheon, Bradley West and Todd Antonelli (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.11	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.13	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: February 28, 2014	/s/ RODNEY HERSHBERGER
Rodney Hershberger
President and Chief Executive Officer

Date: February 28, 2014	/s/ JEFFREY T. JACKSON
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer

The undersigned hereby constitute and appoint Mario Ferrucci III and his substitutes our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorney-in-fact or his substitutes shall lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY HERSHBERGER	President and Chief Executive Officer (Principal Executive Officer and Director)	February 28, 2014
Rodney Hershberger

/s/ JEFFREY T. JACKSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
Jeffrey T. Jackson

/s/ ALEXANDER R. CASTALDI	Director	February 28, 2014
Alexander R. Castaldi

/s/ RICHARD D. FEINTUCH	Director	February 28, 2014
Richard D. Feintuch

/s/ M. JOSEPH MCHUGH	Director	February 28, 2014
M. Joseph McHugh

/s/ FLOYD F. SHERMAN	Director	February 28, 2014
Floyd F. Sherman

/s/ BRETT N. MILGRIM	Director	February 28, 2014
Brett N. Milgrim

/s/ WILLIAM J. MORGAN	Director	February 28, 2014
William J. Morgan

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO THEIR GAAP EQUIVALENTS

(unaudited - in thousands, except per share amounts)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Reconciliation to EBITDA and Adjusted EBITDA: (1)
Net income/(loss)	$26,819	$8,955	$(16,898)
Reconciling items:
Depreciation and amortization expense	11,080	12,233	14,092
Interest expense	3,520	3,437	4,168
Income tax (benefit) expense	(3,374)	110	(2,324)

EBITDA	38,045	24,735	(962)
Intangible impairment charges (2)	—	—	5,959
Consolidation charge (3)	—	—	4,106
Gain on sale of Salisbury Facility (4)	(2,195)	—	—
Gain on Equipment Sales (5)	—	—	(875)
Manufacturing inefficiencies (6)	—	—	4,005
Write off financing costs (7)	1,918	—	420

Adjusted EBITDA	$37,768	$24,735	$12,653

Adjusted EBITDA as percentage of net sales	15.8%	14.2%	7.6%

(1)	This Appendix above includes financial measures and terms not calculated in accordance with generally accepted accounting principles in the United States (GAAP). We believe that presentation of non-GAAP measures such as EBITDA and adjusted EBITDA provides investors and analysts with an alternative method for assessing our operating results in a manner that enables investors and analysts to more thoroughly evaluate our current performance compared to past performance. We also believe these non-GAAP measures provide investors with a better baseline for assessing our future earnings potential. The non-GAAP measures included in this appendix are provided to give investors access to types of measures that we use in analyzing our results.

EBITDA consists of GAAP net income (loss) adjusted for the items included in the accompanying reconciliation. Adjusted EBITDA consists of EBITDA adjusted for the items included in the accompanying reconciliation. We believe that EBITDA and adjusted EBITDA provide useful information to investors and analysts about the Company’s performance because they eliminate the effects of period to period changes in taxes, costs associated with capital investments and interest expense. EBITDA and adjusted EBITDA do not give effect to the cash the company must use to service its debt or pay its income taxes and thus do not reflect the funds generated from operations or actually available for capital investments.

Our calculations of EBITDA and adjusted EBITDA are not necessarily comparable to calculations performed by other companies and reported as similarly titled measures. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP measures.

(2)	The Company completed its annual impairment tests in the fourth quarter of 2011, which resulted in additional impairment charges totaling $6.0 million related to trade names.
(3)	Represents charges and credits related to consolidation actions taken in 2011. These charges relate primarily to employee separation costs and move related expenses. Of the $4.1 million in consolidation charges in the year ended December 31, 2011, $3.4 million is included in cost of goods sold and $0.7 million is included in selling, general and administrative expenses.
(4)	Gain on sale of Salisbury, NC facility of $2.2 million represents the net selling price of approximately $7.5 million less the asset’s carrying value at the time of the sale of approximately $5.3 million.
(5)	Represents gains related to the sale of equipment previously used in North Carolina operations.
(6)	Represents temporary excess labor and scrap expense incurred as a result of the consolidation actions taken in 2011. The amounts were determined by comparing the manufacturing results with normalized pre-consolidation results. These charges are included in cost of goods sold for the year ended December 31, 2011.
(7)	The expenses in 2013 relate to the offering of 12.65 million shares of common stock of PGT by JLL Partners, and the unamortized costs that were written off as a result of the debt refinancing. Approximately $1.6 million of these charges are included in selling, general and administrative expenses, while the remaining $0.3 million are included in other expense. In fiscal year ended 2011, this expense represents the write-off of the remaining unamortized fees associated with our previous financing agreement. These charges are included in other expense for the year ended December 31, 2011.