Form 10-Q
period 2014-03-29
PGT, Inc.
filed 2014-05-08
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Common Stock, $0.01 par value 47,238,685 shares, as of May 7, 2014.

PGT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended
	March 29,	March 30,
	2014	2013
	(unaudited)
Net sales	$62,724	$49,563
Cost of sales	42,953	32,004

Gross margin	19,771	17,559

Selling, general and administrative expenses	13,377	13,024
Gain on sale of assets held for sale	—	(2,195)

Income from operations	6,394	6,730

Interest expense, net	898	813
Other expense, net	177	216

Income before income taxes	5,319	5,701

Income tax expense	1,967	437

Net income	$3,352	$5,264

Net income per common share:
Basic	$0.07	$0.10

Diluted	$0.07	$0.09

Weighted average shares outstanding:
Basic	47,150	52,517

Diluted	49,727	56,893

Comprehensive income	$3,262	$5,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 29,	December 28,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,777	$30,204
Accounts receivable, net	22,392	20,821
Inventories	15,325	12,908
Prepaid expenses	1,166	1,538
Other current assets	3,174	3,166
Deferred income taxes, net	2,333	2,763

Total current assets	75,167	71,400

Property, plant and equipment, net	46,340	44,123
Intangible assets, net	38,441	38,869
Other assets, net	2,050	2,240

Total assets	$161,998	$156,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,974	$15,522
Current portion of long-term debt	4,895	4,890

Total current liabilities	21,869	20,412

Long-term debt, less current portion	71,470	72,365
Deferred income taxes, net	13,380	13,380
Other liabilities	1,426	1,400

Total liabilities	108,145	107,557

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding Common stock; par value $.01 per share; 200,000 shares authorized; 49,312 and 48,868 shares issued and 47,228 and 46,871 shares outstanding at March 29, 2014, and December 28, 2013, respectively	493	489
Additional paid-in-capital	231,744	229,269
Accumulated other comprehensive loss	(2,313)	(2,223)
Accumulated deficit	(165,062)	(168,414)

Subtotal shareholders’ equity	64,862	59,121

Less treasury stock, at cost	(11,009)	(10,046)

Total shareholders’ equity	53,853	49,075

Total liabilities and shareholders’ equity	$161,998	$156,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 29,	March 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$3,352	$5,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	986	1,235
Amortization	428	1,626
Provision for allowances of doubtful accounts	(87)	(103)
Amortization and write off of deferred financing costs	234	389
Stock-based compensation	245	316
Derivative financial instruments	433	252
Deferred income taxes	429	—
Tax benefit for stock options exercised	(1,538)	—
Gain on disposal of assets	—	(2,178)
Change in operating assets and liabilities:
Accounts receivable	(1,852)	(4,955)
Inventories	(2,417)	(1,960)
Prepaid and other assets	486	(23)
Accounts payable, accrued and other liabilities	2,804	1,991

Net cash provided by operating activities	3,503	1,854

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,203)	(637)
Proceeds from disposal of asset	—	7,470

Net cash (used in) provided by investing activities	(3,203)	6,833

Cash flows from financing activities:
Payments of long-term debt	(1,000)	(7,500)
Purchases of treasury stock	(963)	(6,091)
Tax benefit for stock options exercised	1,538	—
Proceeds from exercise of stock options	698	451

Net cash provided by (used in) financing activities	273	(13,140)

Net increase (decrease) in cash and cash equivalents	573	(4,453)
Cash and cash equivalents at beginning of period	30,204	18,743

Cash and cash equivalents at end of period	$30,777	$14,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc. (collectively, the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended March 29, 2014, and March 30, 2013, consisted of 13 weeks.

The condensed consolidated balance sheet as of December 28, 2013, is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 28, 2013, and the unaudited condensed consolidated financial statements as of and for the period ended March 29, 2014, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 28, 2013, included in the Company’s most recent Form 10-K annual report. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward Exists,” which requires tax benefits to be presented in the financial statement as a reduction to deferred tax asset for a net operating loss carryforward or a tax credit carryforward. We adopted this standard in the first quarter of 2014, and it did not impact the condensed consolidated financial statements.

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

During the quarter, we recorded warranty expense at a rate of 1.75% of sales. This rate is higher than the 1.50% of sales accrued in the first quarter of 2013, due to a recent increase in the number of service claims. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the previous amounts recorded, if necessary, to reflect a change in estimate of the future costs of claims yet to be serviced.

The table set forth below summarizes current period charges, any adjustment to previous estimates if necessary, as well as settlements, which represent actual costs incurred during the period, for the three months ended March 29, 2014, and March 30, 2013. The reserve is determined after assessing Company history and through specific identification. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

The following provides information with respect to our warranty accrual:

	Beginning	Charged to			End of
Accrued Warranty	of Period	Expense	Adjustments	Settlements	Period
	(in thousands)
Three months ended March 29, 2014	$2,666	$1,098	$90	$(1,198)	$2,656
Three months ended March 30, 2013	$3,858	$744	$(188)	$(841)	$3,573

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

	March 29,	December 28,
	2014	2013
	(in thousands)
Raw materials	$12,291	$11,305
Work in progress	429	329
Finished goods	2,605	1,274

Total inventories	$15,325	$12,908

NOTE 4. STOCK COMPENSATION EXPENSE

On March 28, 2014, the Board of Directors adopted, and on May 7, 2014, our stockholders approved, the PGT, Inc. 2014 Omnibus Equity Incentive Plan (the “2014 Equity Incentive Plan”). The Board of Directors determined that grants of restricted shares and other share-based awards to our officers, employees, Directors, independent contractors and consultants are an important part of our long-term incentive compensation program, which we use in order to strengthen the commitment of such individuals to the Company, motivate them to faithfully and diligently perform their responsibilities, and attract and retain competent and dedicated individuals, whose efforts will result in the long-term growth and profitability of the Company.

2014 Omnibus Equity Incentive Plan

The 2014 Omnibus Equity Incentive Plan, among other things:

•	provides 1,500,000 common shares available for grants of equity awards,

•	sets forth the types of awards eligible under the plan, including issuances of options, share appreciation rights, restricted shares, restricted share units, share bonuses, other share-based awards and cash awards,

•	identifies those eligible to receive the equity awards include company officers, employees, directors, and certain independent contractors and consultants, and

•	confirms that the governance and administration of such equity plan is the responsibility of the Board of Directors, or Compensation Committee at the direction of the Board.

Exercises

In the first quarter of 2014, there were 432,162 options exercised at a weighted average exercise price of $1.61 per share, and 12,027 restricted shares vested at a weighted average fair value price of $10.30 per share.

New Issuances

In March 2014, we issued 20,000 options and 144,262 restricted stock awards to certain executive and non-executive employees of the Company. The options vest over a five year period from March 2014, and have an exercise price of $11.81 per share based on the NASDAQ market price of the underlying common stock on the close of business on the day the options were granted. The restricted stock awards were issued as two separate grants, the first being both performance and service based awards with a weighted average fair value on date of grant of $11.81 per share based on the NASDAQ market price of the common stock on the close of business on the day the awards were granted, and vest over a three year period. The second awards were service based only, with a weighted average fair value on date of grant of $11.81 per share based on the NASDAQ market price of the common stock on the close of business on the day the awards were granted, and vest over a three year period.

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $0.2 million for the first quarter of 2014 and $0.3 million for the first quarter of 2013. As of March 29, 2014, and March 30, 2013, there was $2.0 million and $1.0 million, respectively, of total unrecognized compensation cost related to non-vested stock options and restricted stock awards. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 2.1 years.

NOTE 5. NET INCOME PER COMMON SHARE

Basic EPS is determined using the two-class method and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Our weighted average shares outstanding for the three months ended March 29, 2014, and March 30, 2013, excludes underlying options of 47 thousand and 22 thousand, respectively, because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended
	March 29,	March 30,
	2014	2013
	(in thousands, except per share amounts)
Net income	$3,352	$5,264

Weighted-average common shares - Basic	47,150	52,517
Add: Dilutive effect of stock compensation plans	2,577	4,376

Weighted-average common shares - Diluted	49,727	56,893

Net income per common share:
Basic	$0.07	$0.10

Diluted	$0.07	$0.09

NOTE 6. INTANGIBLE ASSETS

Intangible assets are as follows:

			Original
	March 29,	December 28,	Useful Life
	2014	2013	(in years)
	(in thousands)
Intangible assets:
Trade names	$38,441	$38,441	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(55,700)	(55,272)

Subtotal	—	428

Intangible assets, net	$38,441	$38,869

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

No impairment test was conducted during the quarter ended March 29, 2014, because no impairment indicators were identified.

Amortizable Intangible Assets

We perform an impairment test on our amortizable intangible assets any time that impairment indicators exist. As of March 29, 2014, all amortizable intangible assets have been fully amortized.

NOTE 7. LONG-TERM DEBT

On May 28, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with the various financial institutions and other persons from time to time parties thereto as lenders (the “Lenders”), SunTrust Bank, as administrative agent (in such capacity, the “Administrative Agent”), as collateral agent, as swing line lender and as a letter of credit issuer, and the other agents and parties thereto. The Credit Agreement established new senior secured credit facilities in an aggregate amount of $105.0 million, consisting of an $80.0 million Tranche A term loan facility maturing in five years that will amortize on a basis of 5% annually during the five-year term, and a $25.0 million revolving credit facility maturing in five years that includes a $5.0 million swing line facility and a $10.0 million letter of credit facility.

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

On September 16, 2013, we entered into two interest rate caps and an interest rate swap to hedge a portion of our debt against volatility in future interest rates (See Note 11).

The Credit Agreement requires us to maintain a maximum leverage ratio (based on the ratio of total funded debt to consolidated EBITDA, each as defined in the Credit Agreement) and a minimum fixed charge coverage ratio (based on the ratio of consolidated EBITDA minus net cash taxes minus capital expenditures to cash interest expense plus scheduled principal payments of term loans, each as defined in the Credit Agreement), which are tested quarterly based on the last four fiscal quarters and is set at levels as described in the Credit Agreement. As of March 29, 2014, our current leverage as defined in the calculation was 1.75, and we were in compliance and expect to be in the future.

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

The face value of the debt as of March 29, 2014, was $78.0 million. Related debt issuance costs and the debt discount are being amortized to interest expense, net on the Condensed Consolidated Statements of Comprehensive Income over the term of the debt.

The contractual future maturities of long-term debt outstanding as of March 29, 2014, are as follows (excluding unamortized debt discount and issuance costs):

(in thousands)
2014	$4,000
2015	4,000
2016	4,000
2017	3,000
2018	63,000

Total debt	$78,000

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the activity of accumulated other comprehensive loss, net of tax for the three months ended March 29, 2014, and March 30, 2013:

	Aluminum Forward Contracts	Interest Swap	Total
	(in thousands)
Balance at December 28, 2013	$(1,837)	$(386)	$(2,223)

Other comprehensive loss before reclassification	(97)	(154)	(251)
Amounts reclassified from accumulated other comprehensive loss	161	—	161

Net current-period other comprehensive loss	64	(154)	(90)

Balance at March 29, 2014	$(1,773)	$(540)	$(2,313)

	Aluminum Forward Contracts	Interest Swap	Total
	(in thousands)
Balance at December 29, 2012	$(1,414)	$—	$(1,414)

Other comprehensive loss before reclassification	(158)	—	(158)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current-period other comprehensive loss	(158)	—	(158)

Balance at March 30, 2013	$(1,572)	$—	$(1,572)

Reclassification out of accumulated other comprehensive loss for the three months ended March 29, 2014, and March 30, 2013:

	Amount reclassified from Accumulated Other Comprehensive Loss		Affected line item in statement where Net
	March 29,	March 30,
Detail about accumulated other comprehensive loss components	2014	2013	Income is presented
	(in thousands)
Aluminum Forward Contracts
Effective Portion of aluminum forward contracts	$256	$—	Cost of Sales
Tax effect	(95)	—	Tax expense

	$161	$—

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

NOTE 10. INCOME TAXES

We recognized income taxes at a rate of 37.0%, which is slightly lower than the statutory rate of 38.8% for the three months ended March 29, 2014. The rate is lower than the statutory rate due mainly to the estimated impact of the section 199 manufacturing deduction.

Our income tax rate was 7.7% for the three months ended March 30, 2013, as we released a portion of our deferred tax asset valuation allowance to offset a portion of our regular tax expense. As of the year ended 2013, we had no valuation allowance on our deferred tax assets.

NOTE 11. DERIVATIVES

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

Derivative Financial Instruments – Aluminum Contracts

Guidance under the Financial Instruments topic of the Codification requires us to record our hedge contracts at fair value and consider our credit risk for contracts in a liability position, and our counter-party’s credit risk for contracts in an asset position, in determining fair value. We assess our counter-party’s risk of non-performance when measuring the fair value of financial instruments in an asset position by evaluating their financial position, including cash on hand, as well as their credit ratings. We assess our risk of non-performance when measuring the fair value of our financial instruments in a liability position by evaluating our credit ratings, our current liquidity, including cash on hand, and availability under our revolving credit facility as compared to the maturities of the financial liabilities. In addition, we entered into a master netting arrangement (MNA) with our commodities broker that provides for, among other things, the close-out netting of exchange-traded transactions in the event of the insolvency of either party to the MNA.

We maintain a $2.0 million line of credit with our commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls. Should the price of aluminum fall to a level which causes our liability for open aluminum contracts to exceed $2.0 million, we are required to fund daily margin calls to cover the excess.

At March 29, 2014, the fair value of our aluminum forward contracts was in a net liability position of $0.6 million. We had 29 outstanding forward contracts for the purchase of 9.1 million pounds of aluminum, representing approximately 36% of our anticipated needs through June 2015, at an average price of $0.88 per pound with maturity dates of between less than one month and fifteen months. We assessed the risk of non-performance of the Company to these contracts and recorded a de minimis adjustment to fair value as of March 29, 2014.

As of December 28, 2013, the fair value of our aluminum forward contracts was in a net liability position of approximately $0.5 million. We had 33 outstanding forward contracts for the purchase of 9.5 million pounds of aluminum at an average price of $0.89 per pound with maturity dates of between less than one month and eighteen months through June 2015. We assessed the risk of non-performance of the Company on these contracts and recorded a de minimis adjustment to fair value as of December 28, 2013.

Although it is our intent to have our aluminum hedges qualify as highly effective for reporting purposes, during the three months ended March 29, 2014, 12 of our 29 outstanding contracts no longer qualified as effective. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of Accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets and is reclassified into earnings in the same line item in the Consolidated Statement of Comprehensive Income as the hedged item in the same period or periods during which the transaction affects earnings. When a cashflow hedge becomes ineffective, and if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in Accumulated other comprehensive loss remain in Accumulated other comprehensive loss and are recognized in earnings in the period in which the hedged transaction affects earnings. The change in value of the aluminum forward contracts occurring after ineffectiveness is recognized in Other expense, net on the Condensed Consolidated Statements of Comprehensive Income. We do not expect the gains or losses recognized in Accumulated other comprehensive loss as of March 29, 2014, that will be reclassified to earnings within the next three months to be material.

As of December 28, 2013, our aluminum hedges qualified as effective for reporting purposes and amounts were recorded in Accumulated other comprehensive loss.

Derivative Financial Instruments – Interest Rate Contract

On September 16, 2013, we entered into two interest rate caps and one interest rate swap. The first is a one year interest rate cap agreement with a notional amount of $40.0 million that was designated as a cash flow hedge that protects the variable rate debt from an increase in the floating one month LIBOR rate of greater than 0.50%. The second is a two year interest rate cap agreement with a notional amount of $20.0 million that was designated as a cash flow hedge that protects the variable rate debt from an increase in the floating one month LIBOR rate of greater than 0.50%. Effectiveness for the interest rate caps will be measured by comparing the changes in the intrinsic value of the cap with the change in the fair value of the forecasted interest payments due to changes in the LIBOR interest rate when LIBOR is greater than 0.50%. The intrinsic value portions of the interest rate caps are expected to be highly effective due to the critical terms of the cap exactly matching those of the hedged debt. The time value portion of the caps are deemed ineffective and will be marked to market in the reporting period.

The swap is a forward starting three year six months interest rate swap agreement with a notional amount of $40.0 million that effectively converted a portion of the floating rate debt to a fixed rate of 2.15% that starts September 28, 2014, with a termination date of May 18, 2018. Since all of the critical terms of the swap and cap exactly matched those of the hedged debt, no ineffectiveness was identified in the hedging relationship. Consequently, all changes in fair value are recorded as a component of Accumulated other comprehensive income. Hedge effectiveness for the interest rate swap is evaluated on a quarterly basis by comparing changes in the cumulative gain or loss from the forward-starting interest rate swap with the cumulative changes in the discounted expected cash flows of future monthly interest related to changes of the swap rate.

The impact of the offsetting derivative instrument is depicted below:

As of March 29, 2014

(in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts offset in Balance Sheet	Net amounts of Assets Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate caps	$19	$—	$19	$—	$—	$19

As of March 29, 2014
(in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts offset in Balance Sheet	Net amounts of Liabilities Presented in Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum forward contract	$576	$—	$576	$—	$—	$576
Interest rate swap	$785	$—	$785	$—	$—	$785

As of December 28, 2013
(in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts offset in Balance Sheet	Net amounts of Assets Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate cap	$34	$—	$34	$—	$—	$34

As of December 28, 2013
(in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts offset in Balance Sheet	Net amounts of Liabilities Presented in Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum forward contract	$479	$—	$479	$—	$—	$479
Interest rate swap	$630	$—	$630	$—	$—	$630

The fair value of our derivatives are classified in the accompanying Condensed Consolidated Balance Sheets as follows:

		March 29,	December 28,
		2014	2013
		(in thousands)
Derivatives in a net asset (liability) position	Balance Sheet Location
Hedging Instruments:
Aluminum forward contracts	Accrued Liabilities	$(506)	$(441)
Aluminum forward contracts	Other Liabilities	(70)	(38)
Interest rate cap	Other Current Asset	13	21
Interest rate cap	Other Assets	6	13
Interest rate swap	Other Liabilities	(785)	(630)

Total hedging instruments		$(1,342)	$(1,075)

The following represents the gains (losses) on derivative financial instruments for the three months ended March 29, 2014, and March 30, 2013, and their classifications within the accompanying Condensed Consolidated Financial Statements:

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	(in thousands)			(in thousands)
	March 29,	March 30,		March 29,	March 30,
	2014	2013		2014	2013
Aluminum contracts	$(192)	$157	Cost of sales	$(256)	$—
Interest rate swap	$(154)	$—	Interest expense, net	$—	$—

			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Loss) Recognized in Income on Derivatives (Ineffective Portion)
				Three Months Ended
				(in thousands)
				March 29,	March 30,
				2014	2013
Aluminum contracts			Other Expense, net	$(162)	$(252)
Interest rate swap			Other Expense, net	$—	$—

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

The accounting guidance concerning fair value allows us to elect to measure financial instruments at fair value and report the changes in fair value through the Condensed Consolidated Statements of Comprehensive Income. This election can only be made at certain specified dates and is irrevocable once made. We do not have a policy regarding specific assets or liabilities to elect to measure at fair value, but rather make the election on an instrument-by-instrument basis as they are acquired or incurred.

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the Condensed Consolidated Balance Sheets at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation:

	Fair Value Measurements at Reporting Date
	of Net Asset (Liability) Using:
	(in thousands)
Description	March 29, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Aluminum forward contracts	$(576)	$—	$(576)	$—
Interest rate cap	19	—	19	—
Interest rate swap	(785)	—	(785)	—

Derivative financial instruments, net liability	$(1,342)	$—	$(1,342)	$—

Description	December 28, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Aluminum forward contracts	$(479)	$—	$(479)	$—
Interest rate cap	34	—	34	—
Interest rate swap	(630)	—	(630)	—

Derivative financial instruments, net liability	$(1,075)	$—	$(1,075)	$—

The following is a description of the methods and assumptions used to estimate the fair values of our assets and liabilities measured at fair value on a recurring basis, as well as the basis for classifying these assets and liabilities as Level 2.

Aluminium forward contracts identical to those held by us trade on the London Metal Exchange (“LME”). The LME provides a transparent forum and is the world’s largest center for the trading of futures contracts for non-ferrous metals. The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle. Based on this high degree of volume and liquidity in the LME, we believe the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time represents a contract’s exit price to be used for purposes of determining fair value.

Interest rate cap and swap contracts identical to those held by us are sold by financial institutions. The valuation price at any measurement date for a contract with identical terms, exercise price, expiration date, settlement date, and notional quantities, as the one we hold, is used for determining the fair value.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at March 29, 2014, and December 28, 2013, respectively:

	March 29, 2014		December 28, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial assets and liabilities
Cash and cash equivalents	$30,777	$30,777	$30,204	$30,204
Accounts receivable, net	$22,392	$22,392	$20,821	$20,821
Accounts payable and accrued liabilities	$16,974	$16,974	$15,522	$15,522
Long-term debt (including current portion)	$76,365	$76,365	$77,255	$77,255

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

NOTE 13. ASSETS HELD FOR SALE

During the first quarter of 2013, we sold the Salisbury, North Carolina facility for approximately $8.0 million in cash (approximately $7.5 million net of selling costs), resulting in a gain of $2.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 28, 2013, included in our most recent Form 10-K annual report as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Sales and Operations

On May 7, 2014, we issued a press release, and held a conference call on May 8, 2014, to review the results of operations for the three months ended March 29, 2014. During the call, we also discussed current market conditions and progress made regarding certain business initiatives. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks. We are neither updating nor confirming that information.

We generated net sales of $62.7 million, up over last year’s first quarter net sales of $49.6 million, a continuation of the sales growth that we experienced during 2013. This growth of 26.6% was primarily driven by our ability to take market share and outperform the improving Florida new construction housing market, along with sales and marketing programs targeting our WinGuard products for the repair and remodel market. As macro-economic conditions continued to improve, specifically in Florida, our mix shifted from 29% of total sales in the first quarter of 2013 being sold into new construction projects, to 35% in the first quarter of 2014. Our WinGuard new construction products lead this shift, with sales up 56% over prior year.

During the quarter, impact sales grew 26.3% over prior year, and represented 76.5% of total sales, driven by our WinGuard products with sales of $45 million. Our percentage of impact sales is consistent with the 76.6% of total sales a year ago. In addition, our non-impact products sales grew 27.4% over prior year, with sales in both non-impact vinyl and non-impact aluminum up 33% and 28%, respectively, year over year.

Our sales growth generated a 12.6% increase in gross margin dollars; however, our gross margin percentage decreased by 3.9% primarily attributable to an increase in purchased finished glass units in excess of current internal glass capacities to support our sales growth, as well as inefficiencies in both labor costs and scrap rates resulting from hiring and training 400 new employees since the end of the 2013 first quarter. In addition, our margins were impacted from targeted large project pricing to gain market share, and a shift in mix towards new construction.

Selling, general and administrative expenses as a percent of sales decreased to 21.3%, compared to 26.3% in the first quarter of 2013, due to strong leverage on increased sales as well as a reduction of $1.2 million in amortization expense from 2013.

In the first quarter of 2014, we posted net income of $3.4 million compared to $5.3 million a year ago. Net income for the first quarter of 2013 included a $2.2 million gain on the sale of our Salisbury, North Carolina facility.

As we look forward, we expect to capitalize on improving economic conditions, especially in our core Florida market, and our investments in consumer promotions and advertising. We are in the process of constructing our new glass facility to address our internal capacity constraints, which is scheduled to be operational by the end of the third quarter of 2014. In addition, we are focusing resources on hiring and training new employees to meet demand in line with projected top line growth. We expect to continue the momentum of strong year over year sales growth in the second quarter. April sales, in fact, were up approximately 24% over prior year, and we are forecasting second quarter sales to be between $76 million and $78 million, compared to $62.8 million in second quarter of 2013.

Performance Summary

The following table presents financial data derived from our unaudited Condensed Consolidated Statements of Comprehensive Income as a percentage of total net sales for the periods indicated:

	Three Months Ended
	(unaudited)
	March 29,		March 30,
	2014		2013
	(in thousands)
Net sales	$62,724	100.0%	$49,563	100.0%
Cost of sales	42,953	68.5%	32,004	64.6%

Gross margin	19,771	31.5%	17,559	35.4%
Selling, general and administrative expenses	13,377	21.3%	13,024	26.3%
Gain on sale of assets held for sale	—	0.0%	(2,195)	-4.4%

Income from operations	6,394	10.2%	6,730	13.6%
Interest expense, net	898	1.4%	813	1.6%
Other expense, net	177	0.3%	216	0.4%

Income before income taxes	5,319	8.5%	5,701	11.5%
Income tax expense	1,967	3.1%	437	0.9%

Net income	$3,352	5.3%	$5,264	10.6%

The following table represents total sales by product category for the three months ended March 29, 2014, and March 30, 2013:

	Three Months Ended
	March 29, 2014		March 30, 2013
	Sales	% of sales	Sales	% of sales	% change
	(in millions)
Product category:
Impact Window and Door Products	$47,976	76.5%	$37,990	76.6%	26.3%
Other Window and Door Products	14,748	23.5%	11,573	23.4%	27.4%

Total net sales	$62,724	100.0%	$49,563	100.0%	26.6%

Net sales of impact window and door products, which include our WinGuard, PremierVue and Architectural Systems product lines, were $48.0 million for the first quarter of 2014, an increase of $10.0 million, or 26.3%, from $38.0 million in net sales for the 2013 first quarter. WinGuard led the increased sales growth in impact products both in new construction sales by 56%, and in repair and remodel markets by 15% over the first quarter of 2013. Both new construction and repair and remodel growth rates exceeded market growth, due in part to our ability to deliver on our value proposition as well as large project pricing, designed to gain share.

Net sales of other window and door products were $14.7 million for the first quarter of 2014, an increase of $3.1 million, or 27.4%, from $11.6 million in net sales for the 2013 first quarter. This increase primarily resulted from an increase in sales of our non-impact aluminum products of $1.5 million, non-impact vinyl products, up $1.3 million, and an increase in Eze-Breeze product sales of $0.3 million. Our non-impact products sales increase also benefited from the growth in new construction sales, as overall revenue growth from new construction increased by 54%.

Gross margin

Gross margin was $19.8 million in the first quarter of 2014, an increase of $2.2 million in gross margin dollars, or 12.6%, from the first quarter of 2013. Gross margin as a percentage of net sales was 31.5%, a decrease of 3.9% from the 35.4% in the first quarter of 2013. The decrease in gross margin as a percentage of sales was due to an increase in material costs from purchasing finished glass in excess of our current glass capacities to support our sales growth, resulting in a decrease of 1.7%, as well as large project pricing to gain market share and a shift in mix towards new construction, resulting in a decrease of 2.1%. Additionally, operational inefficiencies in both labor and scrap rates resulting from hiring and training our new employees, negatively impacting our margin by 1.0%, and additional health care and other overhead costs, impacted our margin by 1.3%. These factors were partially offset by leveraging higher sales, and the favorable impact of the price increase announced in the third quarter of 2013, which combined to positively impact gross margin by 2.2%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.4 million for the first quarter of 2014, an increase of $0.4 million from $13.0 million for the first quarter of 2013. The key factors driving the increase were an increase of $0.9 million in selling activities consistent with higher sales, and $0.7 million in employee related costs for distribution and general administration. This was partially offset by $1.2 million in lower amortization expense.

Gain on sale of assets held for sale

During the first quarter of 2013, we sold the Salisbury, North Carolina facility for approximately $8.0 million in cash (approximately $7.5 million net of selling costs), resulting in a gain of $2.2 million.

Interest expense, net

Interest expense, net was $0.9 million in the first quarter of 2014, an increase of $0.1 million from $0.8 million for the first quarter of 2013. Our interest expense increased slightly from prior year due to the increased debt balance, while offset by decreased interest rates from the new agreement, and decreased deferred financing costs.

Other expense, net

Other expense, net was $0.2 million in the first quarter of 2014, in-line with the $0.2 million in the first quarter of 2013. The amount in 2014 and 2013 primarily relates to the ineffective portion of aluminum hedges.

Income tax expense

We recognized income taxes at a rate of 37.0%, which is slightly lower than the statutory rate of 38.8% for the three months ended March 29, 2014. The rate is lower than the statutory rate due mainly to the estimated impact of the Section 199 manufacturing deduction.

For the three months ended March 30, 2013, our tax rate of 7.7% was lower than the statutory rate, as we released a portion of our deferred tax asset valuation allowance to offset a portion of our regular tax expense. As of year ended 2013, we had no valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated by operations, supplemented by borrowings under our credit facilities. This cash generating capability provides us with financial flexibility in meeting operating and investing needs. Our primary capital requirements are to fund working capital needs, meet required debt service payments on our credit facilities and fund capital expenditures, largely related to our glass plant expansion.

Consolidated Cash Flows

Operating Activities. Our sales growth resulted in an increase in working capital of $2.3 million, mainly in accounts receivable and additional inventory needs as a result of increased sales. Cash provided by operating activities during the quarter was $3.5 million, compared to $1.9 million in the first three months of 2013. Disbursements to vendors and personnel were also higher in the first quarter of 2014 compared to 2013, primarily due to higher sales.

Direct cash flows from operations for the first three months of 2014 and 2013 are as follows:

	Direct Cash Flows
	Three Months Ended
	March 29,	March 30,
	2014	2013
	(in millions)
Collections from customers	$63.6	$46.3
Other collections of cash	0.7	0.4
Disbursements to vendors	(36.1)	(29.9)
Personnel related disbursements	(24.0)	(14.0)
Income taxes paid	—	(0.1)
Debt service costs (interest)	(0.7)	(0.8)

Cash provided by operations	$3.5	$1.9

Days sales outstanding (DSO), which we calculate as average accounts receivable divided by quarterly average daily sales, was 32.1 days at March 29, 2014, compared to 31.8 days at March 30, 2013.

Inventory on hand as of March 29, 2014, increased $1.9 million to $15.3 million, compared to March 30, 2013. Inventory turns during the first three months of 2014 increased to 11.8 from 10.0 for the first three months of 2013.

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

Investing Activities. Cash used in investing activities was $3.2 million for the first three months of 2014, compared to cash provided by investing activities of $6.8 million for the first three months of 2013. In 2014, the $3.2 million in cash used included $1.8 million on the new glass plant and $1.4 million for the purchase of new equipment used in normal operations. In 2013, the $6.8 million in cash provided by investing activities was due to proceeds from the sale of the Salisbury, North Carolina facility, of $7.5 million, along with lower capital additions.

Financing activities. Cash provided by financing activities was $0.3 million in the first three months of 2014, primarily due to $2.2 million from the exercise of stock options and option tax benefits, which was offset by $1.0 million for the payment of debt and $1.0 million for the purchase of treasury stock. Cash used in financing activities was $13.1 million in the first three months of 2013, due to a $7.5 million prepayment of debt and $6.1 million for stock repurchases. This was offset by exercises of stock options totaling $0.5 million.

Debt Covenant. In accordance with the Credit Agreement (defined below) we are required to meet certain financial covenants, the most restrictive of which is a maximum ratio of Total Funded Debt to Consolidated EBITDA for the trailing four quarters. This maximum ratio decreases during the term of the agreement from 3.75X to 3.0X. Consolidated EBITDA as defined in the agreement is determined as follows: Consolidated net income/(loss) plus interest expense (net of interest income), income taxes, depreciation, amortization, as well as other non-recurring items such as restructuring charges, plant consolidation costs, manufacturing inefficiencies incurred with plant consolidations, and non-cash stock compensation. We closely monitor compliance with our various debt covenants. As of March 29, 2014, our current leverage as defined in the calculation was 1.75, and we were in compliance and expect to be in the future.

Capital Resources. On May 28, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with the various financial institutions and other persons from time to time parties thereto as lenders (the “Lenders”), SunTrust Bank, as administrative agent (in such capacity, the “Administrative Agent”), as collateral agent, as swing line lender and as a letter of credit issuer, and the other agents and parties thereto. The Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $105.0 million, consisting of an $80.0 million Tranche A term loan facility maturing in five years that will amortize on a basis of 5% annually during the five-year term, and a $25.0 million revolving credit facility maturing in five years that includes a $5.0 million swing line facility and a $10.0 million letter of credit facility. As of March 29, 2014, there were $0.6 million of letters of credit outstanding and $24.4 million available on the revolver.

Interest on all loans under the Credit Agreement is payable, either quarterly, or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the term loans and the revolving credit facility accrue interest at a rate equal to, at our option, a base rate or LIBOR plus an applicable margin. The applicable margin is based on our leverage ratio, ranging from 300 to 350 basis points in the case of LIBOR and 200 to 250 basis points in the case of the base rate. We pay quarterly fees on the unused portion of the revolving credit facility equal to 0.50% as well as a quarterly letter of credit fee at a rate per annum equal to the applicable margin for LIBOR loans on the face amount of any outstanding letters of credit.

The Credit Agreement contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The Credit Agreement also contains customary events of default.

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

The face value of the debt as of March 29, 2014, was $78.0 million. Related debt issuance costs and the debt discount are being amortized to interest expense, net on the Condensed Consolidated Statements of Comprehensive Income over the term of the debt.

The contractual future maturities of long-term debt outstanding as of March 29, 2014, are as follows (excluding unamortized debt discount and issuance costs):

(in millions)
2014	$4.0
2015	4.0
2016	4.0
2017	3.0
2018	63.0

Total debt	$78.0

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first three months of 2014, capital expenditures were $3.2 million, compared to $0.6 million for the first three months of 2013. We expect to spend approximately $18 to $20 million on capital expenditures in 2014, including an additional $10.7 million related to the new glass plant facility, along with continuing capital expenditures related to the new enterprise resource planning (“ERP”) system, new products and manufacturing initiatives. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

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

Contractual Obligations

There have been no material changes, with the exception of signing a new lease on a small facility of 19,605 square feet in the Venice, Florida region during the first quarter of 2014, to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K annual report for year ended December 28, 2013, as filed with the Securities and Exchange Commission on February 28, 2014.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended December 28, 2013, as filed with the Securities and Exchange Commission on February 28, 2014. There have been no changes to our critical accounting policies during the first three months of 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge interest rate fluctuation associated with our debt. We entered into aluminum hedging instruments that settle at various times through June 2015 and cover approximately 36% of our anticipated need through June 2015 at an average price of $0.88 per pound. For forward contracts for the purchase of aluminum on March 29, 2014, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by $0.7 million. This calculation utilizes our actual commitment of 9.1 million pounds under contract (to be settled throughout June 2015) and the market price of aluminum as of March 29, 2014, which was approximately $0.88 per pound.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at March 29, 2014, a 100 basis point increase in interest rates would result in approximately $0.6 million of additional interest costs annually, which includes the impact of our interest rate caps and swap (See Note 11 to the Condensed Consolidated Financial Statements).

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning System (“ERP System”). We expect to continue this implementation in phases over the course of the next five months. The implementation of this ERP System has affected and will continue to affect our internal control over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Form 10-K annual report for the year ended December 28, 2013, which could materially affect our business, financial condition or future results.

Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

During the first quarter of 2014, we repurchased 85,051 shares of our common stock at an average price per share of $11.05. During the first quarter of 2013, we repurchased 1,074,078 shares of our common stock at an average price per share of $5.67.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following items are attached or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.3	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1	Credit Agreement, dated as of May 28, 2013, among PGT, Inc., PGT Industries, Inc., the lenders party thereto, certain other financial institutions, and SunTrust Bank, as Administrative Agent and Collateral Agent, (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 28, 2013, filed with the Securities and Exchange Commission on June 3, 2013, Registration No. 000-52059)

10.2	Amendment No. 1 to Credit Agreement, dated August 5, 2013, by and among the Company and the Lenders party thereto, and SunTrust Bank, as Administrative Agent and Collateral Agent for the Lenders, amending Credit Agreement dated May 28, 2013, (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 5, 2013, filed with the Securities and Exchange Commission on August 9, 2013, Registration No. 000-52059)

10.3	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.4	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, David B. McCutcheon, Bradley West and Todd Antonelli (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.8	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-5205)

10.9	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.10	Supply Agreement, executed on January 24, 2014, by and between Keymark Corporation and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.11	Supply Agreement, executed on December 16, 2013, by and between PPG Industries, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 16, 2013, filed with the Securities and Exchange Commission on December 20, 2013, Registration No. 000-52059)

10.12	Sales Contract, executed on November 12, 2013, by and between E. I. du Pont de Nemours and Company, through its Packaging and Industrial Polymers business, and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 12, 2013, filed with the Securities and Exchange Commission on November 13, 2013, Registration No. 000-52059)

10.13	Supply Agreement, executed on January 24, 2014, by and between, PGT Industries, Inc. and SAPA Extruder, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.14	Supply Agreement, executed on April 29, 2014, by and between PGT Industries, Inc. and Royal Group, Inc., (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2014, filed with the Securities and Exchange Commission on May 5, 2014, Registration No. 000-52059)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: May 8, 2014	/s/ Rodney Hershberger
Rodney Hershberger
Chairman, President and Chief Executive Officer

Date: May 8, 2014	/s/ Jeffrey T. Jackson
Jeffrey T. Jackson
Executive Vice President and Chief Financial Officer