Form 10-Q
period 2014-06-28
PGT, Inc.
filed 2014-07-30
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

Common Stock, $0.01 par value 47,298,765 shares, as of July 28, 2014.

PGT, INC.

Form 10-Q for the Three and Six Months Ended June 28, 2014 and June 29, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

.

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net sales	$81,622	$62,847	$144,346	$112,410
Cost of sales	55,477	41,817	98,429	73,821

Gross margin	26,145	21,030	45,917	38,589
Selling, general and administrative expenses	12,951	14,285	26,329	27,310
Gain on sale of assets held for sale	—	—	—	(2,195)

Income from operations	13,194	6,745	19,588	13,474
Interest expense, net	891	697	1,789	1,509
Other (income) expense, net	(278)	461	(101)	677

Income before income taxes	12,581	5,587	17,900	11,288
Income tax expense (benefit)	4,780	(4,335)	6,747	(3,898)

Net income	$7,801	$9,922	$11,153	$15,186

Net income per common share:
Basic	$0.17	$0.20	$0.24	$0.30

Diluted	$0.16	$0.19	$0.22	$0.28

Weighted average shares outstanding:
Basic	47,265	49,947	47,207	51,232

Diluted	49,706	53,142	49,716	55,018

Comprehensive income	$7,649	$9,697	$10,911	$14,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	June 28, 2014	December 28, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,422	$30,204
Accounts receivable, net	28,179	20,821
Inventories	15,805	12,908
Prepaid expenses	1,159	1,538
Other current assets	3,409	3,166
Deferred income taxes, net	1,313	2,763

Total current assets	83,287	71,400
Property, plant and equipment, net	51,174	44,123
Trade name and other intangible assets, net	38,441	38,869
Other assets, net	1,842	2,240

Total assets	$174,744	$156,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,570	$15,522
Current portion long-term debt	4,901	4,890

Total current liabilities	23,471	20,412
Long-term debt	70,573	72,365
Deferred income taxes, net	13,380	13,380
Other liabilities	1,743	1,400

Total liabilities	109,167	107,557

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding Common stock; par value $.01 per share; 200,000 shares authorized; 49,389 and 48,868 shares issued and 47,299 and 46,871 shares outstanding at June 28, 2014, and December 28, 2013, respectively	494	489
Additional paid-in-capital	235,880	229,269
Accumulated other comprehensive loss	(2,465)	(2,223)
Accumulated deficit	(157,261)	(168,414)

Subtotal shareholders’ equity	76,648	59,121
Less Treasury stock, at cost	(11,071)	(10,046)

Total shareholders’ equity	65,577	49,075

Total liabilities and shareholders’ equity	$174,744	$156,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 28,	June 29,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$11,153	$15,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,015	2,352
Amortization	428	3,251
Provision for allowances of doubtful accounts	(307)	(102)
Amortization and write off of deferred financing costs	467	1,189
Stock-based compensation	611	556
Derivative financial instruments	147	218
Tax benefit for stock options exercised	(5,201)	—
Deferred income tax	1,449	(3,898)
Gain on disposal of assets	—	(2,180)
Change in operating assets and liabilities:
Accounts receivable	(7,619)	(8,385)
Inventories	(2,898)	(2,552)
Prepaid and other assets	296	(263)
Accounts payable, accrued and other liabilities	7,532	2,033

Net cash provided by operating activities	8,073	7,405

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,835)	(2,123)
Proceeds from sales of assets	—	7,472

Net cash (used in) provided by investing activities	(7,835)	5,349

Cash flows from financing activities:
Payments of long-term debt	(2,000)	(37,500)
Proceeds from issuance of long-term debt	—	80,000
Purchase of treasury stock	(1,025)	(56,091)
Payments of financing costs	—	(3,557)
Proceeds from exercise of stock options	804	1,226
Tax benefit for stock options exercised	5,201	—

Net cash provided by (used in) financing activities	2,980	(15,922)

Net increase (decrease) in cash and cash equivalents	3,218	(3,168)
Cash and cash equivalents at beginning of period	30,204	18,743

Cash and cash equivalents at end of period	$33,422	$15,575

Non-cash transaction:
Property and equipment additions in accounts payable	(1,231)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc. (collectively the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended June 28, 2014, and June 29, 2013, consisted of 13 weeks.

The Condensed Consolidated Balance Sheets as of December 28, 2013, are derived from the audited consolidated financial statements, but do not include all disclosures required by GAAP. The Condensed Consolidated Balance Sheets as of December 28, 2013, and the unaudited condensed consolidated financial statements as of and for the period ended June 28, 2014, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 28, 2013, included in the Company’s most recent Form 10-K annual report. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward Exists,” which requires tax benefits to be presented in the financial statement as a reduction to deferred tax asset for a net operating loss carryforward or a tax credit carryforward. We adopted this standard in the first quarter of 2014, and it did not impact the condensed consolidated financial statements.

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

During the quarter, we recorded warranty expense at a rate of 1.50% of sales. This rate is higher than the 1.25% of sales accrued in the second quarter of 2013, due to an increase in the number of service claims. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the previous amounts recorded, if necessary, to reflect a change in estimate of the future costs of claims yet to be serviced.

The following table summarizes current period charges, any adjustment to previous estimates if necessary, as well as settlements, which represent actual costs incurred during the period, for the three and six months ended June 28, 2014, and June 29, 2013. The reserve is determined after assessing Company history and through specific identification. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

The following provides information with respect to our warranty accrual:

	Beginning	Charged to			End of
Accrued Warranty	of Period	Expense	Adjustments	Settlements	Period
	(in thousands)
Three months ended June 28, 2014	$2,656	$1,228	$(236)	$(1,342)	$2,306
Three months ended June 29, 2013	$3,573	$786	$(270)	$(961)	$3,128
Six months ended June 28, 2014	$2,666	$2,326	$(146)	$(2,540)	$2,306
Six months ended June 29, 2013	$3,858	$1,530	$(459)	$(1,801)	$3,128

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

	June 28,	December 28,
	2014	2013
	(in thousands)
Raw materials	$13,025	$11,305
Work in progress	501	329
Finished goods	2,279	1,274

	$15,805	$12,908

NOTE 4. STOCK COMPENSATION EXPENSE

On March 28, 2014, the Board of Directors adopted, and on May 7, 2014, our stockholders approved, the PGT, Inc. 2014 Omnibus Equity Incentive Plan. The Board of Directors determined that grants of restricted shares and other share-based awards to our officers, employees, directors, independent contractors and consultants are an important part of our long-term incentive compensation program, which we use in order to strengthen the commitment of such individuals to the Company, motivate them to faithfully and diligently perform their responsibilities, and attract and retain competent and dedicated individuals, whose efforts will result in the long-term growth and profitability of the Company.

2014 Omnibus Equity Incentive Plan

The 2014 Omnibus Equity Incentive Plan, among other things:

•	provides 1,500,000 common shares available for grants of equity awards,

•	sets forth the types of awards eligible under the plan, including issuances of options, share appreciation rights, restricted shares, restricted share units, share bonuses, other share-based awards and cash awards,

•	identifies those eligible to receive the equity awards, including company officers, employees, directors, and certain independent contractors and consultants, and

•	confirms that the governance and administration of such equity plan is the responsibility of the Board of Directors, or Compensation Committee at the direction of the Board.

Exercises

In the second quarter of 2014, there were 65,906 options exercised at a weighted average exercise price of $1.61 per share. For the six months ended June 28, 2014, there were 498,068 options exercised at a weighted average exercise price of $1.61 per share.

Issuance

During the second quarter of 2014, we granted 34,515 restricted stock awards to certain members of the Board of Directors under the 2014 Omnibus Equity Incentive Plan. The restrictions on these awards lapse on the first anniversary of the grant date. For the six months ended June 28, 2014, we granted 20,000 options and 178,777 restricted stock awards to certain directors, executive and non-executive employees of the Company. The options vest over a five-year period from March 2014, and have an exercise price of $11.81 per share based on the NASDAQ market price of the underlying common stock on the close of business on the day the options were granted. The restricted stock awards granted in the first quarter were issued as two separate grants, the first being both performance and service based awards with a weighted average fair value on date of grant of $11.81 per share based on the NASDAQ market price of the common stock on the close of business on the day the awards were granted, and vest over a three-year period. The second awards were service based only, with a weighted average fair value on date of grant of $11.81 per share based on the NASDAQ market price of the common stock on the close of business on the day the awards were granted, and vest over a three-year period.

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.4 million for the second quarter of 2014 and $0.2 million for the second quarter of 2013. We recorded compensation expense for stock based awards of $0.6 million for the first six months of 2014, and $0.6 million for the first six months of 2013. As of June 28, 2014, and June 29, 2013, there was $1.9 million and $0.9 million, respectively, of total unrecognized compensation cost related to non-vested stock option agreements and restricted share awards. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.8 years.

NOTE 5. NET INCOME PER COMMON SHARE

Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options, and restricted stock.

Our weighted average shares outstanding for the three months ended June 28, 2014, and June 29, 2013, excludes underlying options of 164,262 and 22,510 respectively, because their effects were anti-dilutive. Our weighted average shares outstanding for the six months ended June 28, 2014, and June 29, 2013, excludes underlying options of 105,597 and 27,642, respectively, because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income	$7,801	$9,922	$11,153	$15,186

Weighted-average common shares—Basic	47,265	49,947	47,207	51,232
Add: Dilutive effect of stock compensation plans	2,441	3,195	2,509	3,786

Weighted-average common shares—Diluted	49,706	53,142	49,716	55,018

Net income per common share:
Basic	$0.17	$0.20	$0.24	$0.30

Diluted	$0.16	$0.19	$0.22	$0.28

NOTE 6. TRADE NAMES and OTHER INTANGIBLE ASSETS

Trade names and other intangible assets are as follows:

	June 28, 2014	December 28, 2013	Original Useful Life (in years)
	(in thousands)
Intangible assets:
Trade names	$38,441	$38,441	indefinite

Customer relationships	55,700	55,700	10
Less: Accumulated amortization	(55,700)	(55,272)

Subtotal	—	428

Intangible assets, net	$38,441	$38,869

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

No impairment test was conducted during the six months ended June 28, 2014, because no impairment indicators were identified.

Amortizable Intangible Assets

We perform an impairment test on our amortizable intangible assets any time that impairment indicators exist. As of June 28, 2014, all amortizable intangible assets have been fully amortized.

NOTE 7. LONG-TERM DEBT

On May 28, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with the various financial institutions and other persons from time to time parties thereto as lenders (the “Lenders”), SunTrust Bank, as administrative agent (in such capacity, the “Administrative Agent”), as collateral agent, as swing line lender and as a letter of credit issuer, and the other agents and parties thereto. The Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $105.0 million, consisting of an $80.0 million Tranche A term loan facility maturing in five years that will amortize on a basis of 5% annually during the five-year term, and a $25.0 million revolving credit facility maturing in five years that includes a $5.0 million swing line facility and a $10.0 million letter of credit facility. As of June 28, 2014, there were $0.6 million of letters of credit outstanding and $24.4 million available on the revolver.

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

The Credit Agreement requires us to maintain a maximum leverage ratio (based on the ratio of total funded debt to consolidated EBITDA, each as defined in the Credit Agreement) and a minimum fixed charge coverage ratio (based on the ratio of consolidated EBITDA minus net cash taxes minus capital expenditures to cash interest expense plus scheduled principal payments of term loans, each as defined in the Credit Agreement), which will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the Credit Agreement. As of June 28, 2014, our current leverage as defined in the calculation was 1.58, and we were in compliance and expect to be in the future.

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

The face value of the debt as of June 28, 2014, was $77.0 million. Related debt issuance costs and the debt discount are being amortized to Interest expense, net on the Condensed Consolidated Statements of Comprehensive Income over the term of the debt.

The contractual future maturities of long-term debt outstanding as of June 28, 2014, are as follows (excluding unamortized debt discount and issuance costs):

(in thousands)
2014	$3,000
2015	4,000
2016	4,000
2017	3,000
2018	63,000

Total	$77,000

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three and six months ended June 28, 2014, and June 29, 2013:

Three months	Aluminum Forward Contracts	Interest Swap	Total
	(in thousands)
Balance at March 29, 2014	$(1,773)	$(540)	$(2,313)

Other comprehensive income (loss) before reclassification	444	(403)	41
Amounts reclassified from accumulated other comprehensive loss	(291)	—	(291)
Tax effect	(56)	154	98

Net current-period other comprehensive income (loss)	97	(249)	(152)

Balance at June 28, 2014	$(1,676)	$(789)	$(2,465)

Three months	Aluminum Forward Contracts	Interest Swap	Total
	(in thousands)
Balance at March 30, 2013	$(1,572)	$—	$(1,572)

Other comprehensive loss before reclassification	(498)	—	(498)
Amounts reclassified from accumulated other comprehensive loss	33	—	33
Tax effect	240	—	240

Net current-period other comprehensive loss	(225)	—	(225)

Balance at June 29, 2013	$(1,797)	$—	$(1,797)

Six Months	Aluminum Forward Contracts	Interest Swap	Total
	(in thousands)
Balance at December 28, 2013	$(1,837)	$(386)	$(2,223)

Other comprehensive income (loss) before reclassification	345	(557)	(212)
Amounts reclassified from accumulated other comprehensive loss	(128)	—	(128)
Tax effect	(56)	154	98

Net current-period other comprehensive income (loss)	161	(403)	(242)

Balance at June 28, 2014	$(1,676)	$(789)	$(2,465)

Six Months	Aluminum Forward Contracts	Interest Swap	Total
	(in thousands)
Balance at December 29, 2012	$(1,414)	$—	$(1,414)

Other comprehensive loss before reclassification	(656)	—	(656)
Amounts reclassified from accumulated other comprehensive loss	33	—	33
Tax effect	240	—	240

Net current-period other comprehensive loss	(383)	—	(383)

Balance at June 29, 2013	$(1,797)	$—	$(1,797)

Reclassification out of accumulated other comprehensive loss for the three and six months ended June 28, 2014, and June 29, 2013:

	Amount reclassifed from Accumulated Other Comprehensive Loss		Affected line item in statement where Net Income is presented
	Three months ended
Detail about accumulated other comprehensive loss components	June 28, 2014	June 29, 2013
	(in thousands)
Aluminum Forward Contracts
Effective Portion of aluminum forward contracts	$(292)	$33	Cost of Sales
Tax effect	110	(13)	Tax expense

	$(182)	$20	Net of Tax

	Six months ended
Detail about accumulated other comprehensive loss components	June 28, 2014	June 29, 2013
	(in thousands)
Aluminum Forward Contracts
Effective Portion of aluminum forward contracts	$(36)	$33	Cost of Sales
Tax effect	15	(13)	Tax expense

	$(21)	$20	Net of Tax

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

NOTE 10. INCOME TAXES

We recognized income taxes at a rate of 38.0% and 37.7% for the three months and six months ended June 28, 2014, which is slightly lower than the statutory rate of 38.8%. The rate is lower than the statutory rate due mainly to the estimated impact of the section 199 manufacturing deduction.

We recorded an income tax benefit of $4.3 million and $3.9 million for the three and six months ended June 29, 2013. The income tax benefit in the prior year was due primarily to a $3.9 million reversal of a portion of our deferred tax asset valuation allowance in the second quarter. As of the year ended 2013 and the six months ended June 28, 2014, we have no valuation allowance on our deferred tax assets.

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

At June 28, 2014, the fair value of our aluminum forward contracts was in a net liability position of $0.1 million. We had 23 outstanding forward contracts for the purchase of 7.2 million pounds of aluminum, approximately 34% of our anticipated needs through June 2015, at an average price of $0.88 per pound with maturity dates of between less than one month and eleven months. We assessed the risk of non-performance of the Company to these contracts and recorded a de minimis adjustment to fair value as of June 28, 2014.

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

Although it is our intent to have our aluminum hedges qualify as highly effective for reporting purposes, for the three months ended June 28, 2014, all 23 outstanding contracts did not qualify as effective. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets, and is reclassified into earnings in the same line item in the Consolidated Statement of Comprehensive Income as the hedged item in the same period or periods during which the transaction affects earnings. When a cashflow hedge becomes ineffective, and if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in accumulated other comprehensive loss remain in accumulated other comprehensive loss and are recognized in earnings in the period in which the hedged transaction affects earnings. The change in value of the aluminum forward contracts occurring after ineffectiveness is recognized in Other (income) expense, net on the Condensed Consolidated Statements of Comprehensive Income. We do not expect the gains or losses recognized in accumulated other comprehensive loss as of June 28, 2014, that will be reclassified to earnings within the next three months to be material.

As of December 28, 2013, our aluminum hedges qualified as effective for reporting purposes, and amounts were recorded in Accumulated other comprehensive loss.

Derivative Financial Instruments – Interest Rate Contract

On September 16, 2013, we entered into two interest rate caps and one interest rate swap. The first is a one year interest rate cap agreement with a notional amount of $40.0 million, that was designated as a cash flow hedge that protects the variable rate debt from an increase in the floating one month LIBOR rate of greater than 0.50%. The second is a two year interest rate cap agreement with a notional amount of $20.0 million that was designated as a cash flow hedge that protects the variable rate debt from an increase in the floating one month LIBOR rate of greater than 0.50%. Effectiveness for the interest rate caps will be measured by comparing the changes in the intrinsic value of the cap with the change in the fair value of the forecasted interest payments due to changes in the LIBOR interest rate when LIBOR is greater than 0.50%. The intrinsic value portions of the interest rate caps are expected to be highly effective due to the critical terms of the cap exactly matching those of the hedged debt. The time value portion of the caps are deemed ineffective and will be marked to market in the reporting period.

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

The impact of the offsetting derivative instrument is depicted below:

As of June 28, 2014 (in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts offset in Balance Sheet	Net amounts of Assets Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate caps	$8	$—	$8	$—	$—	$8

As of June 28, 2014 (in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts offset in Balance Sheet	Net amounts of Liabilities Presented in Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum Forward Contract	$72	$—	$72	$—	$—	$72
Interest rate swap	$1,188	$—	$1,188	$—	$—	$1,188

As of December 28, 2013 (in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts offset in Balance Sheet	Net amounts of Assets Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate caps	$34	$—	$34	$—	$—	$34

As of December 28, 2013 (in thousands)				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts offset in Balance Sheet	Net amounts of Liabilities Presented in Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum Forward Contract	$479	$—	$479	$—	$—	$479
Interest rate swap	$630	$—	$630	$—	$—	$630

The fair value of the aluminium hedges and interest rate cap are classified in the accompanying Condensed Consolidated Balance Sheets as follows:

		June 28, 2014	December 28, 2013
		(in thousands)
Derivatives in a net asset (liability) position	Balance Sheet Location
Hedging Instruments:
Aluminum forward contracts	Accrued Liabilities	$(72)	$(441)
Aluminum forward contracts	Other Liabilities	—	(38)
Interest rate cap	Other Current Assets	5	21
Interest rate cap	Other Assets	3	13
Interest rate swap	Other Liabilities	(1,188)	(630)

Total hedging instruments		$(1,252)	$(1,075)

The following represents the gains/(losses) on derivative financial instruments for the three and six months ended June 28, 2014, and June 29, 2013, and their classifications within the accompanying condensed consolidated financial statements:

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	(in thousands)			(in thousands)
	June 28,	June 29,		June 28,	June 29,
	2014	2013		2014	2013
Aluminum contracts	$308	$(498)	Cost of sales	$(136)	$33
Interest rate swap	$(403)	$—	Interest expense, net	$—	$—

			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
				Three Months Ended
				(in thousands)
				June 28,	June 29,
				2014	2013
Aluminum contracts			Other Expense, net	$291	$(116)
Interest rate swap			Other Expense, net	$—	$—

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended			Six Months Ended
	(in thousands)			(in thousands)
	June 28,	June 29,		June 28,	June 29,
	2014	2013		2014	2013
Aluminum contracts	$(47)	$(656)	Cost of sales	$(392)	$33
Interest rate swap	$(557)	$—	Interest expense, net	$—	$—

			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
				Six Months Ended
				(in thousands)
				June 28,	June 29,
				2014	2013
Aluminum contracts			Other Expense, net	$128	$(368)
Interest rate swap			Other Expense, net	$—	$—

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

	Fair Value Measurements at Reporting Date
	of Net Asset (Liability) Using:
	(in thousands)

Description	June 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Aluminum forward contracts	$(72)	$—	$(72)	$—
Interest rate caps	8	—	8	—
Interest rate swap	(1,188)	—	(1,188)	—

Derivative financial instruments, net liability	$(1,252)	$—	$(1,252)	$—

Description	December 28, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Aluminum forward contracts	$(479)	$—	$(479)	$—
Interest rate caps	34	—	34	—
Interest rate swap	(630)	—	(630)	—

Derivative financial instruments, net liability	$(1,075)	$—	$(1,075)	$—

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at June 28, 2014, and December 28, 2013, respectively:

	June 28, 2014		December 28, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial assets and liabilities
Cash and cash equivalents	$33,422	$33,422	$30,204	$30,204
Accounts receivable, net	$28,179	$28,179	$20,821	$20,821
Accounts payable and accrued liabilities	$18,570	$18,570	$15,522	$15,522
Long-term debt (including current portion)	$75,474	$75,474	$77,255	$77,255

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

NOTE 14. SUBSEQUENT EVENT

On July 25, 2014, we entered into a definitive agreement, pursuant to which CGI Windows & Doors Holding, Inc. will become a wholly-owned subsidiary of PGT. The transaction is valued at approximately $111 million and is expected to close in September, 2014. We have received commitments from certain banks to provide a long-term debt facility of $235 million which, together with cash on hand is expected to be used to consummate the acquisition, repay existing indebtedness, and for general corporate purposes.

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making any investment decision, you should carefully consider all risks and uncertainties disclosed in all our SEC filings, including our reports on Forms 8-K, 10-Q and 10-K and our registration statements under the Securities Act of 1933, as amended, all of which are accessible on the SEC’s website at www.sec.gov and at http://ir.pgtindustries.com/sec.cfm.

EXECUTIVE OVERVIEW

Sales and Operations

On July 28, 2014, we issued a press release, and held a conference call on July 29, 2014, to review the results of operations for the three and six months ended June 28, 2014. During the call, we also discussed current market conditions and progress made regarding certain business initiatives. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks. We are neither updating nor confirming that information.

We generated net sales of $81.6 million, up over last year’s second quarter net sales of $62.8 million, a continuation of the sales growth that we have experienced since late 2012. This growth of 29.9% primarily resulted from our new construction sales, as well as marketing programs focused on driving our WinGuard products into the repair and remodel market. Our growth in new construction sales shifted our mix from 30% of total sales in the second quarter of 2013, to 36% in the second quarter of 2014. Our WinGuard new construction products led this shift, with sales up 55% over prior year.

During the quarter, impact sales grew 32.8% over prior year, and represented 77.5% of total sales, driven by our WinGuard products with sales of $58.2 million. Our percentage of impact sales has grown from the 75.8% of total sales from a year ago. In addition, our non-impact products sales grew 20.7% over prior year, with sales in both non-impact vinyl and non-impact aluminum up 42% and 13%, respectively, year over year.

Gross margin dollars increased 24.3%, or $5.1 million, to $26.1 million compared to the second quarter of 2013, primarily driven by strong revenue growth. As a percent, however, our gross margin for the quarter decreased by 1.5%, attributable to increased material costs resulting from our sales growth exceeding internal capacities for finished glass processing. Additionally, our margins were impacted by the residual effects of aggressive pricing strategies initiated during the first quarter to gain market share, a shift in mix towards new construction, and additional employee related costs. These factors were partially offset by leveraging higher year over year sales, as well as the favorable impact of our price increase announced in the third quarter of last year. We also improved year over year on efficiencies in scrap and labor.

As stated in Note 14 to the Financial Statements, we entered into a definitive agreement to acquire CGI Windows & Doors Holding, Inc., pursuant to which CGI will become a wholly-owned subsidiary of PGT. The transaction, valued at approximately $111 million, will enhance PGT’s leadership position in the growing impact-resistant window and door industry, diversify and broaden PGT’s brand portfolio, and position PGT to more effectively compete against the national manufacturers. The acquisition is expected to close in September 2014. Deutsche Bank and Keybanc NA have committed to providing a long-term debt facility of $235 million which, together with cash on hand is expected to be used to consummate the acquisition, repay existing indebtedness, and for general corporate purposes.

As we look forward, we expect to capitalize on improving economic conditions, especially in our core Florida market, and our investments in consumer promotions and advertising. The new glass plant that we are constructing to address our internal capacity constraint is progressing according to plan and we expect it to be operational by the beginning of the fourth quarter. In addition, we are dedicating resources on hiring and training new employees to meet demand, in line with projected top line growth. We expect to continue the momentum of strong year over year sales growth into the third quarter. July sales, in fact, were up approximately 17% over prior year, and we are forecasting third quarter sales to be between $74 million and $77 million, compared to $64.9 million in third quarter of 2013.

Performance Summary

The following table presents financial data derived from our unaudited Condensed Consolidated Statements of Comprehensive Income as a percentage of total net sales for the periods indicated:

	(unaudited)				(unaudited)
	Three Months Ended				Six Months Ended
	June 28,		June 29,		June 28,		June 29,
	2014		2013		2014		2013
	(in thousands)				(in thousands)
Net sales	$81,622	100.0%	$62,847	100.0%	$144,346	100.0%	$112,410	100.0%
Cost of sales	55,477	68.0%	41,817	66.5%	98,429	68.2%	73,821	65.7%

Gross margin	26,145	32.0%	21,030	33.5%	45,917	31.8%	38,589	34.3%
Selling, general and administrative expenses	12,951	15.9%	14,285	22.8%	26,329	18.2%	27,310	24.3%
Gain on sale of assets held for sale	—	0.0%	—	0.0%	—	0.0%	(2,195)	-2.0%

Income from operations	13,194	16.2%	6,745	10.7%	19,588	13.6%	13,474	12.0%
Interest expense, net	891	1.1%	697	1.1%	1,789	1.2%	1,509	1.3%
Other (income) expense, net	(278)	-0.3%	461	0.7%	(101)	-0.1%	677	0.6%

Income before income taxes	12,581	15.4%	5,587	8.9%	17,900	12.4%	11,288	10.0%
Income tax expense (benefit)	4,780	5.9%	(4,335)	-6.9%	6,747	4.7%	(3,898)	-3.5%

Net income	$7,801	9.6%	$9,922	15.8%	$11,153	7.7%	$15,186	13.5%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 28, 2014, AND JUNE 29, 2013

The following table represents total sales by product category for the three months ended June 28, 2014, and June 29, 2013:

	Three Months Ended
	June 28, 2014		June 29, 2013
	Sales	% of sales	Sales	% of sales	% change
	(in millions)
Product category:
Impact Window and Door Products	$63.3	77.5%	$47.6	75.8%	32.8%
Other Window and Door Products	18.3	22.5%	15.2	24.2%	20.7%

Total net sales	$81.6	100.0%	$62.8	100.0%	29.9%

Net sales of impact window and door products, which include our WinGuard, PremierVue and Architectural Systems product lines, were $63.3 million for the second quarter of 2014, an increase of $15.6 million, or 32.8%, from $47.6 million for the 2013 second quarter. WinGuard product sales, which grew both in new construction and repair and remodel markets, represented 71% and 72% of our net sales for the second quarter of 2014 and 2013, respectively. PremierVue and Architectural Systems grew 88.9% over the prior year quarter, due to focused sales efforts.

Net sales of other window and door products were $18.3 million for the second quarter of 2014, an increase of $3.1 million, or 20.7%, from $15.2 million for the 2013 second quarter. This increase was due mainly to an increase in sales of our non-impact vinyl products, whose sales were up $1.9 million. Additionally, non-impact aluminum products increased $0.8 million and Eze-Breeze product sales grew $0.5 million. Our non-impact products sales increase was also impacted from the growth in new construction sales, as overall new construction sales increased by 52%. We also are continuing to see market preferences shift from aluminum to vinyl products, as we saw a 39% sales increase in combined impact and non-impact vinyl products.

Gross margin

Gross margin was $26.1 million, or 32.0% of sales, up 24.3%, compared to $21.0 million, or 33.5% for the second quarter of 2013. The 1.5% decrease in gross margin as a percentage of net sales was due to an increase in material costs from purchasing finished glass in excess of our current glass capacities to support our sales growth, resulting in a decrease of 1.3%, as well as impacts to margin from a shift in mix towards new construction, resulting in a decrease of 0.9%, and the residual effects of aggressive pricing strategies initiated during the first quarter to gain market share, resulting in a decrease of 0.8%. Additionally, employee related costs in connection with a higher sales base impacted our margin by 1.3%. These factors were partially offset by leveraging higher sales, and the favorable impact of the price increase announced in the third quarter of 2013, which combined to positively impact gross margin by 1.8%. Additionally, improved year over year efficiencies achieved in labor and scrap, also positively impacted gross margins by 1.0%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.0 million for the second quarter of 2014, a decrease of $1.3 million from $14.3 million for the second quarter of 2013. The key factors driving the reduction was the 2013 expenses incurred on the secondary offering and debt refinancing of $1.5 million, and a decrease of $1.6 million in amortization expense. These reductions in costs were partially offset by an increase of $1.2 million in selling activities and distribution costs consistent with higher sales, and $0.6 million in increased employee related costs, consistent with higher volume.

Interest expense, net

Interest expense, net was $0.9 million in the second quarter of 2014, an increase of $0.2 million from $0.7 million for the second quarter of 2013. Our interest expense increased slightly from prior year due to the increased debt balance, while offset by decreased interest rates from the new agreement, and decreased amortization related deferred financing costs.

Other (income) expense, net

Other income, net of $0.3 million in the second quarter of 2014, compared with a net expense of $0.5 million in the second quarter of 2013. The amount in 2014 primarily relates to the gain on changes in the fair value and settlements of our ineffective portion of aluminum hedges, while in 2013 it relates to the write-off of deferred financing costs from the old debt agreement, along with the changes in the fair value and settlements of our ineffective aluminum hedges.

Income tax expense

We recognized income taxes at a rate of 38.0%, which is slightly lower than the statutory rate of 38.8% for the three months ended June 28, 2014. The rate is lower than the statutory rate due mainly to the estimated impact of the Section 199 manufacturing deduction.

We recorded an income tax benefit of $4.3 million for the three months ended June 29, 2013. The income tax benefit in 2013 is due primarily to a $3.9 million reversal of a portion of our deferred tax asset valuation allowance in the second quarter, along with a change in our annual effective tax rate excluding the discrete item. As of year ended 2013, and the three months ended June 28, 2014, we have no valuation allowance on our deferred tax assets.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 28, 2014 AND JUNE 29, 2013

The following table represents total sales by product category for the six months ended June 28, 2014, and June 29, 2013:

	Six Months Ended
	June 28, 2014		June 29, 2013
	Sales	% of sales	Sales	% of sales	% change
	(in millions)
Product category:
Impact Window and Door Products	$111.2	77.1%	$85.6	76.2%	29.9%
Other Window and Door Products	33.1	22.9%	26.8	23.8%	23.6%

Total net sales	$144.3	100.0%	$112.4	100.0%	28.4%

Net sales of impact window and door products, which include our WinGuard, PremierVue and Architectural Systems product lines, were $111.2 million for the first six months of 2014, an increase of $25.6 million, or 29.9%, from $85.6 million in net sales for the first six months of 2013. The increase was due mainly to an increase in Aluminum and Vinyl WinGuard of $16.9 million and $6.0 million, respectively. WinGuard product sales, which grew in both new construction and repair and remodel markets, represented 71% and 72% of our net sales for the first six months of 2014 and 2013, respectively. PremierVue and Architectural Systems grew 55.8% over the prior year six months due to focused sales efforts.

Net sales of other window and door products were $33.1 million for the first six months of 2014, an increase of $6.3 million, or 23.6%, from $26.8 million in net sales for the first six months of 2013. This increase was due mainly to an increase in new construction sales of our non-impact vinyl products, whose total sales were up $3.2 million, our non-impact aluminum products which were up $2.3 million, and an increase in Eze-Breeze product sales of $0.8 million.

Gross margin

Gross margin was $45.9 million, or 31.8% of net sales for the first six months of 2014, compared to $38.6 million, or 34.3% for the first six months of 2013, an increase of $7.3 million, or 19.0%. The 2.5% decrease in gross margin as a percentage of net sales was due to an increase in material costs from purchasing finished glass in excess of our current glass capacities to support our sales growth, resulting in a decrease of 1.5%, as well as impacts to margin from a shift in mix towards new construction, resulting in a decrease of 1.3%, and the residual effects of aggressive pricing strategies initiated during the first quarter to gain market share, resulting in a decrease of 0.8%. Additionally, employee related costs impacted our margin by 0.6%. These factors were partially offset by leveraging higher sales, and the favorable impact of the price increase announced in the third quarter of 2013, which combined to positively impact gross margin by 1.5%. Additionally, efficiency achieved in labor and scrap also positively impacted gross margins by 0.2%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $26.3 million for the first six months of 2014, a decrease of $1.0 million from the $27.3 million for the first six months of 2013. The key factors driving the reduction were the 2013 expenses incurred on the secondary offering and debt refinancing of $1.5 million, and a decrease in amortization expense of $2.8 million. These decreases in costs were partially offset by an increase of $2.1 million in additional selling activities and distribution costs consistent with higher sales, and $1.2 million in employee related costs.

Gain on assets held for sale

During the first quarter of 2013, we sold the Salisbury, North Carolina facility for approximately $8.0 million in cash (approximately $7.5 million net of selling costs), resulting in a gain of $2.2 million.

Interest expense, net

Interest expense, net was $1.8 million in the first six months of 2014, an increase of $0.3 million from the $1.5 million for the first six months of 2013. Our interest expense increased slightly from prior year due to the increased debt balance, while offset by decreased interest rates from the new agreement, and decreased amortization related deferred financing costs.

Other (income) expense, net

Other income, net was $0.1 million in the first six months of 2014, compared to other expense of $0.7 million in the first six months of 2013. The amount in 2014 primarily relates to the gain on changes in the fair value and settlements of our ineffective portion of aluminum hedges, while the amount in 2013 relates to the write off of $0.3 million of deferred financing costs relating to the old debt agreement, along with the changes in the fair value and settlements of our ineffective aluminum hedges.

Income tax expense (benefit)

We recognized income taxes at a rate of 37.7%, which is slightly lower than the statutory rate of 38.8% for the six months ended June 28, 2014. The rate is lower than the statutory rate due mainly to the estimated impact of the Section 199 manufacturing deduction.

We recorded an income tax benefit of $3.9 million for the six months ended June 29, 2013. The income tax benefit in 2013 is due primarily to a $3.9 million reversal of a portion of our deferred tax asset valuation allowance in the second quarter, along with a change in our annual effective tax rate excluding the discrete item. As of year ended 2013 and the six months ended June 28, 2014, we had no valuation allowance on our deferred tax assets.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first six months was $8.1 million, compared to $7.4 million in the first six months of 2013. This is higher mainly due to an increase in sales volume, which was offset by higher disbursements to vendors and personnel due to the increased sales demand.

Direct cash flows from operations for the first half of 2014 and 2013 are as follows:

	Direct Cash Flows
	Six Months Ended
	June 28, 2014	June 29, 2013
	(in millions)
Collections from customers	$140.7	$107.3
Other collections of cash	1.4	1.1
Disbursements to vendors	(83.6)	(68.1)
Personnel related disbursements	(48.9)	(31.6)
Income taxes paid	(0.1)	(0.1)
Debt service costs (interest)	(1.4)	(1.2)

Cash provided by operations	$8.1	$7.4

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 31 days at June 28, 2014, compared to 33 days at June 29, 2013.

Inventory on hand as of June 28, 2014, increased $1.7 million to $15.8 million, compared to June 29, 2013. Inventory turns during the first six months of 2014 increased to 12.4 from 10.4 for the first six months of 2013.

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

Investing activities. Cash used by investing activities was $7.8 million for the first six months of 2014, compared to cash provided in investing activities of $5.3 million for the first six months of 2013. During the first six months of 2014, $3.6 million was spent on the glass facility and other capital expenditures. In 2013, the cash provided by investing activities was due to proceeds from the sale of the Salisbury, North Carolina facility, of $7.5 million, during the first quarter of 2013.

Financing activities. Cash provided by financing activities was $3.0 million in the first six months of 2014, primarily due to $6.0 million from the exercise of stock options and excess tax benefits from stock options, which was partially offset by $2.0 million for the payment of debt and $1.0 million for the purchase of treasury stock. Cash used in financing activities was $15.9 million in the first six months of 2013, due to a $7.5 million prepayment of debt, $6.1 million for stock repurchases and $3.6 million to pay certain fees and expenses relating to the offering. This was offset by proceeds from exercises of stock options totaling $1.2 million. The repurchase of $50 million in shares was funded by a $50 million increase in debt, resulting in no change in cash.

Debt Covenant. In accordance with the Credit Agreement (defined below) we are required to meet certain financial covenants, the most restrictive of which is a maximum ratio of Total Funded Debt to Consolidated EBITDA for the trailing four quarters. This maximum ratio decreases during the term of the agreement from 3.75X to 3.0X. Consolidated EBITDA as defined in the agreement is determined as follows: Consolidated net income/(loss) plus interest expense (net of interest income), income taxes, depreciation, amortization, as well as other non-recurring items such as restructuring charges, plant consolidation costs, manufacturing inefficiencies incurred with plant consolidations, and non-cash stock compensation. We closely monitor compliance with our various debt covenants. As of June 28, 2014, our current leverage as defined in the calculation was 1.58, and we were in compliance and expect to be in the future.

Capital Resources. On May 28, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with the various financial institutions and other persons from time to time parties thereto as lenders (the “Lenders”), SunTrust Bank, as administrative agent (in such capacity, the “Administrative Agent”), as collateral agent, as swing line lender and as a letter of credit issuer, and the other agents and parties thereto. The Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $105.0 million, consisting of an $80.0 million Tranche A term loan facility maturing in five years that will amortize on a basis of 5% annually during the five-year term, and a $25.0 million revolving credit facility maturing in five years that includes a $5.0 million swing line facility and a $10.0 million letter of credit facility. As of June 28, 2014, there were $0.6 million of letters of credit outstanding and $24.4 million available on the revolver.

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

The Credit Agreement requires us to maintain a maximum leverage ratio (based on the ratio of total funded debt to consolidated EBITDA, each as defined in the Credit Agreement) and a minimum fixed charge coverage ratio (based on the ratio of consolidated EBITDA minus net cash taxes minus capital expenditures to cash interest expense plus scheduled principal payments of term loans, each as defined in the Credit Agreement), which will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the Credit Agreement. As of June 28, 2014, our current leverage as defined in the calculation was 1.58, and we were in compliance and expect to be in the future.

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

The face value of the debt as of June 28, 2014, was $77.0 million. Related debt issuance costs and the debt discount are being amortized to interest expense, net on the Condensed Consolidated Statements of Comprehensive Income over the term of the debt.

The contractual future maturities of long-term debt outstanding as of June 28, 2014, are as follows (excluding unamortized debt discount and issuance costs):

(in thousands)
2014	$3,000
2015	4,000
2016	4,000
2017	3,000
2018	63,000

Total	$77,000

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first six months of 2014, capital expenditures were $7.8 million, compared to $2.1 million for the first six months of 2013. We expect to spend approximately $18 to $20 million on capital expenditures in 2014, which includes an additional $7.0 million in the third and fourth related to the new glass plant facility, along with continuing capital expenditures related to the new enterprise resource planning (“ERP”) system, new products and manufacturing initiatives. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

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

Contractual Obligations

There has been no significant changes to our “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K annual report for year ended December 28, 2013, as filed with the Securities and Exchange Commission on February 28, 2014.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended December 28, 2013, as filed with the Securities and Exchange Commission on February 28, 2014. There have been no changes to our critical accounting policies during the first six months of 2014.

Recently Issued Accounting Standards

In April 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which states the core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The provisions of the guidance will be effective for us beginning in first quarter of 2017. Management is still reviewing the impact of this new guidance on our financials.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge interest rate fluctuation associated with our debt. We entered into aluminum hedging instruments that settle at various times through June 2015 and cover approximately 45% of our anticipated need through June 2015 at an average price of $0.89 per pound. For forward contracts for the purchase of aluminum on June 28, 2014, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by $0.6 million. This calculation utilizes our actual commitment of 7.2 million pounds under contract (to be settled throughout June 2015) and the market price of aluminum as of June 28, 2014, which was approximately $0.88 per pound.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at June 28, 2014, a 100 basis point increase in interest rates would result in approximately $0.6 million of additional interest costs annually.

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning System (“ERP System”). We expect to continue the final phases of implementation into the fourth quarter. The implementation of this ERP System has affected and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity

During the second quarter of 2014, we repurchased 5,826 shares of our common stock at an average price per share of $10.65.

During the second quarter of fiscal 2013, PGT Inc. repurchased 6,791,171 shares of its common stock from the secondary offering of JLL Partners Fund IV, L.P. PGT purchased these shares from the selling stockholder at a price per share of $7.36, which represented the offering price to the public less the underwriting discounts and commissions. These shares were cancelled and retired.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following items are attached or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.3	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1	Credit Agreement, dated as of May 28, 2013, among PGT, Inc., PGT Industries, Inc., the lenders party thereto, certain other financial institutions, and SunTrust Bank, as Administrative Agent and Collateral Agent, (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 28, 2013, filed with the Securities and Exchange Commission on June 3, 2013, Registration No. 000-52059)

10.2	Amendment No. 1 to Credit Agreement, dated August 5, 2013, by and among the Company and the Lenders party thereto, and SunTrust Bank, as Administrative Agent and Collateral Agent for the Lenders, amending Credit Agreement dated May 28, 2013, (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 5, 2013, filed with the Securities and Exchange Commission on August 9, 2013, Registration No. 000-52059)

10.3	Form of PGT, Inc. 2006 Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.4	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, David B. McCutcheon, Bradley West and Todd Antonelli (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.8	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.9	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.10	Supply Agreement, executed on January 24, 2014, by and between Keymark Corporation and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.11	Supply Agreement, executed on December 16, 2013, by and between PPG Industries, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 16, 2013, filed with the Securities and Exchange Commission on December 20, 2013, Registration No. 000-52059)

10.12	Sales Contract, executed on November 12, 2013, by and between E. I. du Pont de Nemours and Company, through its Packaging and Industrial Polymers business, and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 12, 2013, filed with the Securities and Exchange Commission on November 13, 2013, Registration No. 000-52059)

10.13	Supply Agreement, executed on January 24, 2014, by and between, SAPA Extruder, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.14	Supply Agreement, executed on April 29, 2014, by and between Royal Group, Inc. and PGT Industries, Inc., (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2014, filed with the Securities and Exchange Commission on May 5, 2014, Registration No. 000-52059)

10.15	Agreement and Plan of Merger, executed on July 25, 2015, with CGI Windows and Doors Holdings, Inc., and PGT Industries, Inc., and Cortec Group IV, L.P., solely in its capacity as the representatives of the equity holders of CGI (incorporated herein by reference to Exhibit 10.1 to Current Report For 8-K dated July 25, 2014, filed with the Securities and Exchange Commission on July 29, 2014, Registration No. 000-52059)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC. (Registrant)

Date: July 30, 2014	/s/ Bradley West
Bradley West
Vice President and Chief Financial Officer