Form 10-Q
period 2014-09-27
PGT, Inc.
filed 2014-10-31
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

Yes   ☑            No   ☐*

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

Common Stock, $0.01 par value 47,620,473 shares, as of October 29, 2014.

PGT, INC.

Form 10-Q for the Three and Nine Months Ended September 27, 2014 and September 28, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(unaudited)		(unaudited)
Net sales	$77,320	$64,858	$221,666	$177,268
Cost of sales	54,137	43,938	152,565	117,759

Gross margin	23,183	20,920	69,101	59,509
Selling, general and administrative expenses	14,289	13,507	40,619	40,817
Gain on sale of assets held for sale	—	—	—	(2,195)

Income from operations	8,894	7,413	28,482	20,887
Interest expense, net	1,020	1,055	2,809	2,564
Debt extinguishment costs	2,829	—	2,829	333
Other expense, net	1,019	64	918	408

Income before income taxes	4,026	6,294	21,926	17,582
Income tax expense (benefit)	1,694	5	8,442	(3,893)

Net income	$2,332	$6,289	$13,484	$21,475

Net income per common share:
Basic	$0.05	$0.14	$0.29	$0.43

Diluted	$0.05	$0.13	$0.27	$0.40

Weighted average shares outstanding:
Basic	47,399	46,238	47,271	49,567

Diluted	49,792	49,257	49,728	53,097

Comprehensive income	$3,082	$5,985	$13,992	$20,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

(unaudited)

	September 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$43,672	$30,204
Accounts receivable, net	30,266	20,821
Inventories	20,089	12,908
Prepaid expenses	1,419	1,538
Other current assets	4,271	3,166
Deferred income taxes	1,244	2,763

Total current assets	100,961	71,400
Property, plant and equipment, net	58,205	44,123
Intangible assets, net	83,701	38,869
Goodwill	66,658	—
Deferred financing costs	2,074	1,938
Other assets, net	146	302

Total assets	$311,745	$156,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,895	$15,522
Current portion long-term debt	1,962	4,890

Total current liabilities	25,857	20,412
Long-term debt	192,343	72,365
Deferred income taxes	19,880	13,380
Other liabilities	1,906	1,400

Total liabilities	239,986	107,557

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 49,706 and 48,868 shares issued and 47,616 and 46,871 shares outstanding at September 27, 2014, and December 28, 2013, respectively	497	489
Additional paid-in-capital	238,978	229,269
Accumulated other comprehensive loss	(1,715)	(2,223)
Accumulated deficit	(154,930)	(168,414)

Subtotal shareholders’ equity	82,830	59,121
Less Treasury stock, at cost	(11,071)	(10,046)

Total shareholders’ equity	71,759	49,075

Total liabilities and shareholders’ equity	$311,745	$156,632

The accompanying notes are an integral part of these condensed consolidated financial statements

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 27,	September 28,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$13,484	$21,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,116	3,509
Amortization	468	4,877
Provision for allowances of doubtful accounts	(484)	(107)
Amortization and write off of deferred financing costs	3,490	1,427
Stock-based compensation	888	752
Derivative financial instruments	174	111
Tax benefit for stock options exercised	(7,322)	—
Deferred income tax	1,096	(3,898)
Gain on disposal of assets	—	(2,185)
Change in operating assets and liabilities (net of the effect of the acquisition):
Accounts receivable	(5,416)	(8,624)
Inventories	(3,954)	(3,737)
Prepaid and other assets	(687)	(861)
Accounts payable, accrued and other liabilities	12,025	3,580

Net cash provided by operating activities	16,878	16,319

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,486)	(5,100)
Business acquisition	(110,438)	—
Proceeds from sales of assets	—	7,478

Net cash (used in) provided by investing activities	(124,924)	2,378

Cash flows from financing activities:
Payments of long-term debt	(79,000)	(37,500)
Proceeds from issuance of long-term debt	198,000	80,000
Purchase of treasury stock	(1,025)	(56,091)
Payments of financing costs	(5,291)	(3,591)
Proceeds from exercise of stock options	1,508	3,487
Excess tax benefit from stock-based compensation plans	7,322	—

Net cash provided by (used in) financing activities	121,514	(13,695)

Net increase in cash and cash equivalents	13,468	5,002
Cash and cash equivalents at beginning of period	30,204	18,743

Cash and cash equivalents at end of period	$43,672	$23,745

Non-Cash Transaction:
Property and equipment additions in accounts payable	$1,007	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc., and its wholly-owned subsidiary CGI Window and Holdings, Inc. for the period from September 23, 2014, through September 27, 2014, and as of September 27, 2014 (“CGI”) (collectively the “Company”), after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended September 27, 2014, and September 28, 2013, consisted of 13 weeks.

The Condensed Consolidated Balance Sheet as of December 28, 2013, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The Condensed Consolidated Balance Sheets as of December 28, 2013, and the unaudited condensed consolidated financial statements as of and for the period ended September 27, 2014, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 28, 2013, included in the Company’s most recent Form 10-K annual report. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

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

NOTE 2. WARRANTY

Most of our manufactured products are sold with warranties. Warranty periods, which vary by product components, generally range from 1 to 10 years; however, the warranty period for a limited number of specifically identified components in certain applications is a lifetime. The majority of the products sold have warranties on components which range from 1 to 3 years. The reserve for warranties is based on management’s assessment of the cost per service call and the number of service calls expected to be incurred to satisfy warranty obligations on the current net sales.

During the three months and nine months ended September 27, 2014, we recorded warranty expense at a rate of 2.00% and 1.74% of sales, respectively. These rates are higher than the 1.32% of sales accrued in the first nine months 2013, due to an increase in the number of service claims. This increase in claims is a result of quality related issues driven by a large number of new hires. We assess the adequacy of our warranty accrual on a quarterly basis and adjust the previous amounts recorded, if necessary, to reflect a change in estimate of the future costs of claims yet to be serviced.

The following table summarizes: current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three and nine months ended September 27, 2014, and September 28, 2013. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

The following provides information with respect to our warranty accrual:

Accrued Warranty	Beginning of Period	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)
Three months ended September 27, 2014	$2,736	$1,535	$271	$(1,337)	$3,205
Three months ended September 28, 2013	$3,128	$811	$(71)	$(917)	$2,951
Nine months ended September 27, 2014	$2,666	$3,861	$555	$(3,877)	$3,205
Nine months ended September 28, 2013	$3,858	$2,341	$(530)	$(2,718)	$2,951

Adjustments above include the acquired warranty liability of CGI in the amount of $239 thousand for the three and nine months ended September 27, 2014.

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

	September 27, 2014	December 28, 2013
	(in thousands)
Raw materials	$16,851	$11,305
Work in progress	483	329
Finished goods	2,755	1,274

Total inventory	$20,089	$12,908

Raw materials above include the acquired raw materials of CGI in the amount of $3.4 million as of September 27, 2104.

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

Exercises

In the third quarter of 2014, there were 317,708 options exercised at a weighted average exercise price of $2.22 per share. For the nine months ended September 27, 2014, there were 815,776 options exercised at a weighted average exercise price of $1.84 per share.

Issuance

For the nine months ended September 27, 2014, we granted 20,000 options and 178,777 restricted stock awards to certain directors, executive and non-executive employees of the Company. The options vest over a five-year period from March 4, 2014, and have an exercise price of $11.81 per share equal to the NASDAQ market price of the underlying common stock on the close of business on the last trading day before the options were granted. The restricted stock awards granted in the first quarter were issued as two separate grants, the first being both performance and service based awards with a weighted average fair value on date of grant of $11.81 per share equal to the NASDAQ market price of the common stock on the close of business on the day the awards were granted, and vest over a three-year period. The second awards were service based only, with a weighted average fair value on date of grant of $11.81 per share based on the NASDAQ market price of the common stock on the close of business on the day the awards were granted, and vest over various periods up to three years.

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.3 million for the third quarter of 2014 and $0.2 million for the third quarter of 2013. We recorded compensation expense for stock based awards of $0.9 million for the first nine months of 2014 and $0.8 million for the first nine months of 2013. As of September 27, 2014, and September 28, 2013, there was $1.4 million and $0.7 million, respectively, of total unrecognized compensation cost related to non-vested stock option agreements and restricted share awards. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.5 years.

NOTE 5. NET INCOME PER COMMON SHARE

Basic EPS is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Our weighted average shares outstanding for the three months ended September 27, 2014, and September 28, 2013, excludes underlying options and restricted stock awards of 92,463 and 22,510, respectively, because their effects were anti-dilutive. Our weighted average shares outstanding for the nine months ended September 27, 2014, and September 28, 2013, excludes underlying options and restricted stock awards of 70,195 and 15,007, respectively, because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income	$2,332	$6,289	$13,484	$21,475

Weighted-average common shares—Basic	47,399	46,238	47,271	49,567
Add: Dilutive effect of stock compensation plans	2,393	3,019	2,457	3,530

Weighted-average common shares—Diluted	49,792	49,257	49,728	53,097

Net income per common share:
Basic	$0.05	$0.14	$0.29	$0.43

Diluted	$0.05	$0.13	$0.27	$0.40

NOTE 6. ACQUISITION

On September 22, 2014 (the Closing Date), we completed the acquisition of CGI which became a wholly-owned subsidiary of PGT, Inc. The transaction, valued at approximately $110.4 million, is consistent with our plan to grow strategically while contributing to earnings growth through targeted acquisitions of complementary specialty products. This acquisition was financed with a new credit facility totaling $235 million, of which $200.0 million is term debt and $35.0 million is undrawn revolver. Proceeds of the term loan were used to consummate the acquisition, repay existing indebtedness, and pay fees and expenses. The estimated fair value of assets acquired and liabilities assumed as of the Closing Date are as follows:

Fair
Values
(in thousands)
Accounts receivable, net	$4,156
Inventories	3,229
Prepaid expenses	303
Property, plant and equipment, net	1,709
Intangible assets, net	45,300
Other assets, net	70
Deferred income taxes	(6,500)
Accounts payable and accrued liabilities	(4,136)
Other liabilities	(351)

Net Assets Acquired	43,780
Purchase Price	110,438

Goodwill	$66,658

The purchase price paid was preliminarily allocated to the net assets acquired based on their fair value on September 22, 2014, in accordance with ASC 805 “Business Combinations”. We are in the process of finalizing the valuation of assets acquired and liabilities assumed, including the valuation of intangible assets. The fair value of working capital related items, such as accounts receivable, inventories, prepaids, and accounts payable and accrued liabilities, were assumed to equal book value at the date of acquisition. The intangible assets (see note 7) were estimated using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs. Once our final valuation of identified intangibles is complete, we will adjust our preliminary estimates accordingly. Acquisition costs totaling $1.5 million are included in selling, general, and administrative expenses on the condensed consolidated statements of comprehensive income for the three and nine months ended September 27, 2014, and relate to legal expenses, diligence, and accounting services.

Net sales and net income included in the consolidated condensed statement of comprehensive income for the three and nine months ended September 27, 2014, from CGI for the period from September 23, 2014, to September 27, 2014, are $552 thousand and $8 thousand, respectively.

Preliminary valuation of identified intangible assets

We are in the process of finalizing the valuation of the identifiable intangible assets acquired in the CGI acquisition. The preliminary values and our estimate of their respective useful lives are as follows:

		Original
	Asset	Useful Life
	Amount	(in years)
	(in thousands)
Identifiable Intangible Asset Description:
Trade names	$19,000	indefinite
Customer relationships	24,000	8
Developed technology	1,700	5
Non-compete agreements	600	2

Total identified intangible assets	$45,300

Once our final valuation of the identified intangible assets is complete, we will adjust our preliminary estimates accordingly. We use the straight-line method of amortization for the finite lived intangible assets, and recorded an immaterial amount of amortization expense within selling, general, and administrative expenses in the condensed consolidated statements of comprehensive income for the three and nine months ended September 27, 2014.

Preliminary estimate of goodwill

The remaining consideration, after adjusting for the preliminary estimate of the identified intangible assets, and the net assets and liabilities recorded at fair value, was preliminarily determined to be $66.7 million, of which $9.3 million is expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through additional sales channel opportunities as well as operational efficiencies. To the extent that our preliminary value of identified intangible assets changes, there will be an equal and offsetting change to the recorded goodwill.

Selected Unaudited Pro Forma financial information

The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of the earliest period presented. Pro forma results have been prepared by adjusting our historical results to include the results of CGI adjusted for the following: amortization expense related to the estimated intangible assets arising from the acquisition and interest expense to reflect the new Credit Agreement entered into in connection with the acquisition.

The unaudited pro forma results do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

Pro Forma Results (Unaudited):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(in thousands except per share amounts)	2014	2013	2014	2013
Net sales	$89,634	$75,137	$253,199	$201,299
Net income	$2,399	$6,179	$12,040	$18,971
Net income per common share:
Basic	$0.05	$0.13	$0.25	$0.38
Diluted	$0.05	$0.13	$0.24	$0.36

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, net are as follows:

			Original
	September 27,	December 28,	Useful Life
	2014	2013	(in years)
	(in thousands)
Goodwill	$66,658	$—	indefinite

Other intangible assets:
Trade names	$57,441	$38,441	indefinite

Customer relationships	79,700	55,700	9.4
Less: Accumulated amortization	(55,733)	(55,272)

Subtotal	23,967	428

Developed technology	1,700	—	5
Non-compete agreements	600	—	2
Less: Accumulated amortization	(7)	—

Subtotal	2,293	—

Other intangible assets, net	$83,701	$38,869

Indefinite Lived Intangible Asset

As a result of the acquisition of CGI, we added a trade name with a fair value of $19.0 million. The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amounts of these assets to their estimated fair values. If the estimated fair value is less than the carrying amount of the intangible assets, an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is determined using the relief from royalty method that is based upon the discounted projected cost savings (value) attributable to ownership of our trade names.

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

Our annual test of trade names that existed prior to our acquisition of CGI, performed as of December 28, 2013, utilized a weighted average royalty rate of 4.0% and a discount rate of 16.1%. As of December 28, 2013, the estimated fair value of the trade names exceeded book value by approximately 79%, or $30.3 million. We believe our projected sales are reasonable based on available information regarding our industry and the core markets that we serve. We also believe the royalty rate is appropriate and could improve over time based on market trends and information, including that which is previously set forth. The discount rate was based on current financial market trends and will remain dependent on such trends in the future.

No impairment test was conducted during the nine months ended September 27, 2014, because no impairment indicators were identified.

Amortizable Intangible Assets

We perform an impairment test on our amortizable intangible assets any time that impairment indicators exist. Such assets include customer relationships, intellectual property, and non-compete agreements and were acquired through the acquisition of CGI on September 27, 2014. Going forward, we will monitor and evaluate potential impairment indicators which could result in impairment.

NOTE 8. LONG-TERM DEBT

On September 22, 2014, we entered into a Credit Agreement (the “Credit Agreement”), among us, the lending institutions identified in the Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $235.0 million, consisting of a $200.0 million Term B term loan facility maturing in seven years that will amortize on a basis of 1% annually during the seven-year term, and a $35.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of September 27, 2014, there were $0.6 million of letters of credit outstanding and $34.4 million available on the revolver.

Interest on all loans under the Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the term loans and the revolving credit facility accrue interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin is 425 basis points in the case of LIBOR and 325 basis points in the case of the base rate. We will pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 425 basis points per annum on the face amount of any outstanding letters of credit.

The Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the Credit Agreement), and will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the Credit Agreement. As of September 27, 2014, no such test is required as we have not exceeded 20% of our revolving capacity.

The Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the Credit Agreement may be accelerated and may become immediately due and payable.

In connection with entering into the Credit Agreement, on September 22, 2014, we terminated our prior credit agreement, dated as of May 28, 2013, among PGT Industries, Inc., as the borrower, the Company, as guarantor, the lenders from time to time party thereto and SunTrust Bank, as administrative agent and collateral agent (the “2013 Credit Agreement”). Proceeds from the term loan facility under the Credit Agreement were used to repay amounts outstanding under the 2013 Credit Agreement and the acquisition of CGI, and certain fees and expenses.

When entering into the 2013 Credit Agreement, we terminated our prior credit agreement, dated as of June 23, 2011, among PGT Industries, Inc., as the borrower, the Company, as guarantor, the lenders from time to time party thereto and General Electric Capital Corporation, as administrative agent and collateral agent (the “2011 Credit Agreement”). Proceeds from the term loan facility under the 2013 Credit Agreement were used to repay amounts outstanding under the 2011 Credit Agreement, repurchase shares of our common stock having an aggregate value of approximately $50 million, and pay certain fees and expenses.

On September 16, 2013, we entered into two interest rate caps and an interest rate swap to hedge a portion of the 2013 Credit Agreement against volatility in future interest rates. As of September 27, 2014, we have one cap and the swap outstanding. As a result of the termination of the 2013 Credit Agreement, the underlying transaction is no longer probable of occurring and both instruments have been de-designated and will be marked to market in this and future reporting periods (See Note 12).

The face value of the debt as of September 27, 2014, was $200.0 million. Related debt issuance costs and the debt discount are being amortized to interest expense, net on the Condensed Consolidated Statements of Comprehensive Income over the term of the debt.

As a result of the refinancing, we recorded $2.8 million in debt extinguishment costs related to the write-off of deferred financing costs on the previous facility, as well as unamortized debt discount, on the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2014.

The contractual future maturities of long-term debt outstanding as of September 27, 2014, are as follows (excluding unamortized debt discount and issuance costs):

(in thousands)
2014	$500
2015	2,000
2016	2,000
2017	1,500
2018	2,000
Thereafter	192,000

Total	$200,000

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three and nine months ended September 27, 2014, and September 28, 2013:

	Aluminum
	Forward	Interest
	Contracts	Swap	Total
	(in thousands)
Balance at June 28, 2014	$(1,676)	$(789)	$(2,465)

Other comprehensive income (loss) before reclassification	—	—	—
Amounts reclassified from accumulated other comprehensive loss	63	1,188	1,251
Tax effect	(102)	(399)	(501)

Net current-period other comprehensive income (loss)	(39)	789	750

Balance at September 27, 2014	$(1,715)	$—	$(1,715)

	Aluminum
	Forward	Interest
	Contracts	Swap	Total
	(in thousands)
Balance at June 29, 2013	$(1,797)	$—	$(1,797)

Other comprehensive income (loss) before reclassification	196	(727)	(531)
Amounts reclassified from accumulated other comprehensive loss	36	—	36
Tax effect	(89)	280	191

Net current-period other comprehensive income (loss)	143	(447)	(304)

Balance at September 28, 2013	$(1,654)	$(447)	$(2,101)

	Aluminum
	Forward	Interest
	Contracts	Swap	Total
	(in thousands)
Balance at December 28, 2013	$(1,837)	$(386)	$(2,223)

Other comprehensive income (loss) before reclassification	346	(557)	(211)
Amounts reclassified from accumulated other comprehensive loss	(66)	1,188	1,122
Tax effect	(158)	(245)	(403)

Net current-period other comprehensive income	122	386	508

Balance at September 27, 2014	$(1,715)	$—	$(1,715)

	Aluminum
	Forward	Interest
	Contracts	Swap	Total
	(in thousands)
Balance at December 29, 2012	$(1,414)	$—	$(1,414)

Other comprehensive loss before reclassification	(460)	(727)	(1,187)
Amounts reclassified from accumulated other comprehensive loss	69	—	69
Tax effect	151	280	431

Net current-period other comprehensive loss	(240)	(447)	(687)

Balance at September 28, 2013	$(1,654)	$(447)	$(2,101)

Reclassification out of accumulated other comprehensive loss for the three and nine months ended September 27, 2014, and September 28, 2013:

	Amount reclassified from Accumulated Other Comprehensive Loss		Affected line item in statement where Net Income is presented
	Three months ended
	September 27,	September 28,
Detail about accumulated other comprehensive loss components	2014	2013
	(in thousands)
Aluminum Forward Contracts
Effective portion of aluminum forward contracts	$101	$36	Cost of Sales
Ineffective portion of aluminum forward contracts	(38)	—	Other expense, net
Interest Rate Swap
Designation of interest rate swap	1,188	—	Other expense, net
Tax effect	(501)	(14)	Tax expense

	$750	$22	Net of Tax

	Nine months ended
	September 27,	September 28,
Detail about accumulated other comprehensive loss components	2014	2013
	(in thousands)
Aluminum Forward Contracts
Effective portion of aluminum forward contracts	$64	$69	Cost of Sales
Ineffective portion of aluminum forward contracts	(38)	—	Other expense, net
Interest Rate Swap
Designation of interest rate swap	1,188	—	Other expense, net
Tax effect	(588)	(27)	Tax expense

	$626	$42	Net of Tax

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

NOTE 11. INCOME TAXES

We recognized income taxes at a rate of 42.1%, which is higher than the statutory rate of 38.8% for the three months ended September 27, 2014. The rate is higher due mainly to increasing our estimated annual rate to 38.5% from our previously estimated rate of 37.7% as a result of the reduction in our expected Section 199 manufacturing deduction. The reduction is a result of increased taxable stock compensation and the estimated use of acquired net operating losses in 2014.

We recognized income taxes at a rate of 38.5%, which is slightly lower than the statutory rate of 38.8% for the nine months ended September 27, 2014. The rate, however, is higher than the previously estimated annual rate of 37.7% as a result of the reduction in our expected Section 199 manufacturing deduction. The reduction is a result of increased taxable stock compensation and the estimated use of acquired net operating losses in 2014.

We recorded an income tax benefit of $3.9 million for the nine months ended September 28, 2013. The income tax benefit in the prior year was due to a reversal of a portion of our deferred tax asset valuation allowance in the second quarter. As of the year ended 2013 and the nine months ended September 27, 2014, we have no valuation allowance on our deferred tax assets.

In connection with the acquisition of CGI, we recorded a net deferred tax liability of $6.5 million, consisting of $13.6 million in deferred tax liabilities relating to the non-deductible intangible assets acquired, $0.2 million in other net deferred tax liabilities, offset by deferred tax assets relating to $7.3 million of tax affected net operating losses.

NOTE 12. DERIVATIVES

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

Derivative Financial Instruments – Aluminum Contracts

Guidance under the Financial Instruments topic of the Codification requires us to record our hedge contracts at fair value and consider both our credit risk for contracts in a liability position, as well as our counter-party’s credit risk for contracts in an asset position, when determining fair value. We assess our counter-party’s risk of non-performance when measuring the fair value of financial instruments in an asset position, by evaluating their financial position, including cash on hand, as well as their credit ratings. We assess our risk of non-performance when measuring the fair value of our financial instruments in a liability position, by evaluating our credit ratings, our current liquidity, including cash on hand, and availability under our revolving credit facility as compared to the maturities of the financial liabilities. In addition, we entered into a master netting arrangement (MNA) with our commodities broker that provides for, among other things, the close-out netting of exchange-traded transactions in the event of the insolvency of either party to the MNA.

We maintain a $2.0 million line of credit with our commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls. Should the price of aluminum fall to a level which causes our liability for open aluminum contracts to exceed $2.0 million, we are required to fund daily margin calls to cover the excess.

At September 27, 2014, the fair value of our aluminum forward contracts was in a net liability position of approximately $30 thousand. We had 32 outstanding forward contracts for the purchase of 10.4 million pounds of aluminum, approximately 34% of our anticipated needs through December 2015, at an average price of $0.90 per pound with maturity dates of between less than one month and fifteen months. We assessed the risk of non-performance of the Company to these contracts and recorded a de minimis adjustment to fair value as of September 27, 2014.

Although it is our intent to have our aluminum hedges qualify as highly effective for reporting purposes, for the three months ended September 27, 2014, all 32 outstanding contracts did not qualify as effective. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. When a cashflow hedge becomes ineffective, and if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in accumulated other comprehensive loss remain in accumulated other comprehensive loss and are recognized in earnings in the period in which the hedged transaction affects earnings. The change in value of the aluminum forward contracts occurring after ineffectiveness is recognized in other expense, net on the Condensed Consolidated Statements of Comprehensive Income. The amount of losses recognized in the “accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheets (unaudited) as of September 27, 2014, that will be reclassified to earnings within the next three months, will be immaterial.

As of December 28, 2013, the fair value of our aluminum forward contracts was in a net asset position of approximately $479 thousand. We had 33 outstanding forward contracts for the purchase of 9.5 million pounds of aluminum at an average price of $0.89 per pound with maturity dates of between less than one month and 18 months through June 2015. We assessed the risk of non-performance of the counterparty on these contracts and recorded a de minimis adjustment to fair value as of December 28, 2013.

As of December 28, 2013, our aluminum hedges did not qualify as effective for reporting purposes. Amounts previously recorded in accumulated other comprehensive loss, remain in accumulated other comprehensive loss and are recognized in earnings in the period in which the hedged transaction affects earnings. The change in value of the aluminum forward contracts occurring after ineffectiveness is recognized in other expense, net on the Condensed Consolidated Statements of Comprehensive Income.

Derivative Financial Instruments – Interest Rate Contract

On September 16, 2013, we entered into two interest rate caps and an interest rate swap to hedge a portion of the 2013 Credit Agreement against volatility in future interest rates. The first interest rate cap expired during the three months ended September 27, 2014. The second interest rate cap is a two-year agreement with a notional amount of $20.0 million; it was designated as a cash flow hedge that protects the variable rate debt from an increase in the floating, one-month LIBOR rate of greater than 0.50%.

The interest rate swap is a forward-starting, three-year, six-month agreement with a notional amount of $40.0 million that effectively converts a portion of the floating rate debt to a fixed rate of 2.15%. It started September 28, 2014, and has a termination date of May 18, 2018.

As of September 27, 2014, we have one cap and the swap outstanding. As a result of the termination of the 2013 Credit Agreement, both instruments have been de-designated and will be marked to market in this and future reporting periods.

The impact of the offsetting derivative instruments are depicted below:

As of September 27, 2014

(in thousands)

				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts offset in Balance Sheet	Net amounts of Assets Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest Rate Caps	$6	$—	$6	$—	$—	$6

As of September 27, 2014

(in thousands)

				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts offset in Balance Sheet	Net amounts of Liabilities Presented in Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum Forward Contract	$30	$—	$30	$—	$—	$30
Interest Rate Swap	$1,073	$—	$1,073	$—	$—	$1,073

As of December 28, 2013

(in thousands)

				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts offset in Balance Sheet	Net amounts of Assets Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Interest Rate Caps	$34	$—	$34	$—	$—	$34

As of December 28, 2013

(in thousands)

				Gross Amounts not offset in Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts offset in Balance Sheet	Net amounts of Liabilities Presented in Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum Forward Contract	$479	$—	$479	$—	$—	$479
Interest Rate Swap	$630	$—	$630	$—	$—	$630

The fair value of our derivatives are classified in the accompanying Condensed Consolidated Balance Sheets as follows:

		September 27, 2014	December 28, 2013
		(in thousands)
Derivatives in a net asset (liability) position	Balance Sheet Location
Interest rate cap	Other Current Assets	$6	$21
Interest rate cap	Other Assets	$—	$13
Interest rate swap	Other Liabilities	$(1,073)	$(630)
Aluminum forward contracts	Accrued Liabilities	$(30)	$(441)
Aluminum forward contracts	Other Liabilities	$—	$(38)

The following represents the gains (losses) on derivative financial instruments for the three and nine months ended September 27, 2014, and September 28, 2013, and their classifications within the accompanying Condensed Consolidated Financial Statements:

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	(in thousands)			(in thousands)
	September 27, 2014	September 28, 2013		September 27, 2014	September 28, 2013
Aluminum contracts	$—	$196	Cost of sales	$(63)	$(36)
Interest rate swap	$—	$(727)	Interest expense, net	$—	$—

			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
				Three Months Ended
				(in thousands)
				September 27, 2014	September 28, 2013
Aluminum contracts			Other Expense, net	$16	$18
Interest rate swap			Other Expense, net	$(1,188)	$—

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended			Nine Months Ended
	(in thousands)			(in thousands)
	September 27, 2014	September 28, 2013		September 27, 2014	September 28, 2013
Aluminum contracts	$346	$(460)	Cost of sales	$66	$(69)
Interest rate swap	$(557)	$(727)	Interest expense, net	$—	$—

			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
				Nine Months Ended
				(in thousands)
				September 27, 2014	September 28, 2013
Aluminum contracts			Other Expense, net	$144	$(350)
Interest rate swap			Other Expense, net	$(1,188)	$—

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

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the Condensed Consolidated Balance Sheets at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation:

	Fair Value Measurements at Reporting Date of Net Asset (Liability) Using:
	(in thousands)
Description	September 27, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Aluminum forward contracts	$(30)	$—	$(30)	$—
Interest rate caps	6	—	6	—
Interest rate swap	(1,073)	—	(1,073)	—

Derivative financial instruments, net liability	$(1,097)	$—	$(1,097)	$—

Description	December 28, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Aluminum forward contracts	$(479)	$—	$(479)	$—
Interest rate caps	34	—	34	—
Interest rate swap	(630)	—	(630)	—

Derivative financial instruments, net asset	$(1,075)	$—	$(1,075)	$—

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at September 27, 2014, and December 28, 2013, respectively:

	September 27, 2014		December 28, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets and liabilities
Cash and cash equivalents	$43,672	$43,672	$30,204	$30,204
Accounts receivable, net	$30,266	$30,266	$20,821	$20,821
Accounts payable and accrued liabilities	$23,895	$23,895	$15,522	$15,522
Long-term debt	$192,343	$192,343	$77,255	$77,255

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

Special Note Regarding Forward-Looking Statements

From time to time, we have made or will make forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal”, “objective”, “plan”, “expect”, “anticipate”, “intend”, “project”, “believe”, “estimate”, “may”, “could”, or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, results, circumstances or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission and in oral presentations. Forward-looking statements are based on assumptions and by their nature are subject to risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•	Changes in new home starts and home remodeling trends

•	The economy in the U.S. generally or in Florida where the substantial portion of our sales are generated

•	Raw material prices, especially aluminum

•	Integration of CGI Windows and Doors, Inc.

•	Transportation costs

•	Level of indebtedness

•	Dependence on our WinGuard branded product lines

•	Product liability and warranty claims

•	Federal and state regulations

•	Dependence on our manufacturing facilities

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

Sales and Operations

On October 29, 2014, we issued a press release, and held a conference call on October 30, 2014, to review the results of operations for the three and nine months ended September 27, 2014. During the call, we also discussed current market conditions and progress made regarding certain business initiatives. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks; we are neither updating nor confirming that information.

During the quarter, we completed two significant projects. First, on September 22, 2014, we completed our acquisition of CGI Windows & Doors Holdings, Inc. (“CGI”), a window and door manufacturer with operations based in Miami, FL, which will enhance our leadership position in the impact-resistant window and door industry. The transaction, valued at approximately $110.4 million, was financed with a $200 million term loan and an undrawn $35 million revolving facility. The term loan was used to finance the transaction and pay off existing indebtedness and third party fees in connection with the acquisition.

The acquisition combines two successful companies committed to serving the impact-resistant window and door industry. It is expected to enhance our leadership position in the growing impact-resistant window and door industry, strengthen our ability to compete against national suppliers and other storm protection systems, diversify and broaden our brand and product portfolio, create synergies by maximizing efficiencies and scale, and broaden manufacturing footprint and capabilities.

The business strategy plan is for CGI to continue to operate and manufacture products in Miami, FL and remain a separate and distinct brand in the marketplace. Both companies expect to leverage synergies and best-practices to provide incremental value to employees, customers, business partners and stockholders. CGI will continue as an innovator in product craftsmanship, strength and style, as its brands are highly recognized and respected by the architectural community.

We also completed the construction of our new glass facility and began operations near the end of the quarter. The new facility is approximately 100,000 square feet and holds equipment to enhance our cutting and tempering capabilities. The completion of this project increases our glass processing capacity and reduce our reliance on outsourced finished glass units.

With regard to our results, we delivered our highest third quarter sales since 2006, coming in at $77.3 million, up 19.2% over the third quarter of 2013. Our growth has been driven by improving market conditions and a continued focus on our core markets. Additionally, we continue to experience a shift toward new construction sales. New construction sales grew 47% over the third quarter of 2013, and now represent 39% of total sales compared to 31% a year ago. In comparison, sales within our repair and remodel markets grew 5% compared to prior year. Impact sales grew approximately 19% over prior year and represented 78% of total sales, in line with a year ago. Our quarter sales also include $552 thousand as a result of the acquisition of CGI for the period from September 23, 2014, to September 27, 2014.

Our sales growth led to a $2.3 million increase in gross margin from prior year. As a percent of sales, however, gross margin decreased compared to the third quarter of 2013, largely as a result of increased material costs due to purchasing finished glass units from outside sources and the shift in mix towards new construction.

Lastly, selling, general and administrative expenses as a percent of sales decreased to 16.5%, after adjusting for costs related to the acquisition, compared to 20.7% in the third quarter of 2013 due to strong leverage in this category.

Looking forward, we expect to capitalize on opportunities from both diversifying and broadening our product portfolio resulting from our recent acquisition of CGI, as well as our increased capacity for processing glass. We expect economic conditions in the Florida market to remain strong, which will continue to drive year over year sales growth in the fourth quarter. We anticipate this growth will continue, both organically and as a result of the CGI acquisition. In the fourth quarter, sales from PGT products are expected to range between $70 and $72 million, which represents an increase of 13% to 16% over prior year sales of $62.0 million. Sales from the newly acquired CGI products range between $11 and $12 million, resulting in consolidated sales between $81 and $84 million.

Performance Summary

The following table presents financial data derived from our unaudited Condensed Consolidated Statements of Comprehensive Income as a percentage of total net sales for the periods indicated:

	(unaudited)				(unaudited)
	Three Months Ended				Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
	(in thousands)				(in thousands)
Net sales	$77,320	100.0%	$64,858	100.0%	$221,666	100.0%	$177,268	100.0%
Cost of sales	54,137	70.0%	43,938	67.7%	152,565	68.8%	117,759	66.4%

Gross margin	23,183	30.0%	20,920	32.3%	69,101	31.2%	59,509	33.6%
Selling, general and administrative expenses	14,289	18.5%	13,507	20.8%	40,619	18.3%	40,817	23.0%
Gain on sale of assets held for sale	—	0.0%	—	0.0%	—	0.0%	(2,195)	-1.2%

Income from operations	8,894	11.5%	7,413	11.4%	28,482	12.8%	20,887	11.8%
Interest expense, net	1,020	1.3%	1,055	1.6%	2,809	1.3%	2,564	1.4%
Debt extinguishment costs	2,714	3.5%	—	0.0%	2,714	1.2%	333	0.2%
Other expense, net	1,134	1.5%	64	0.1%	1,033	0.5%	408	0.2%

Income before income taxes	4,026	5.2%	6,294	9.7%	21,926	9.9%	17,582	9.9%
Income tax (benefit) expense	1,694	2.2%	5	0.0%	8,442	3.8%	(3,893)	-2.2%

Net income	$2,332	3.0%	$6,289	9.7%	$13,484	6.1%	$21,475	12.1%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

The following table represents total sales by product category for the three months ended September 27, 2014, and September 28, 2013:

	Three Months Ended
	September 27, 2014		September 28, 2013
	Sales	% of sales	Sales	% of sales	% change
	(in millions)
Product category:
Impact Window and Door Products	$60.0	77.6%	$50.3	77.5%	19.3%
Other Window and Door Products	17.3	22.4%	14.6	22.5%	18.5%

Total net sales	$77.3	100.0%	$64.9	100.0%	19.2%

Net sales of impact window and door products, were $60.0 million for the third quarter of 2014, an increase of $9.7 million, or 19.3%, from $50.3 million in net sales for the third quarter of 2013. The increase was due mainly to an increase in Aluminum and Vinyl WinGuard of $5.6 million and $2.8 million, respectively. WinGuard product sales, which grew both in new construction and repair and remodel markets, represented 72% of our net sales for the third quarter of 2014 and 73% in the third quarter of 2013. CGI recorded net sales, all in impact products, of approximately $552 thousand since the date of acquisition, September 22, 2014.

Net sales of other window and door products were $17.3 million for the third quarter of 2014, an increase of $2.7 million, or 18.5%, from $14.6 million in net sales for the 2013 third quarter. This increase was due mainly to an increase in sales of our non-impact aluminum products of $0.7 million, non-impact vinyl products, whose sales were up $1.5 million, and an increase in Eze-Breeze product sales of $0.5 million.

Gross margin

Gross margin was $23.2 million, or 30.0% of sales, compared to $20.9 million, or 32.3% of sales for the third quarter of 2013, an increase of $2.3 million, or 10.8%. Gross margin was $23.5 million or 30.4% of sales after adjusting for cost related to the completion of our new glass facility. The 1.9% decrease in adjusted gross margin as a percentage of net sales was primarily due to an increase in material costs from purchasing finished glass in excess of our glass capacity during the quarter, as well as increases in the costs of other materials, primarily aluminum. These factors negatively impacted gross margin during the quarter by 1.5%. Increased overhead spending to support sales also negatively impacted our margins 0.7%. Lastly, our margins were negatively impacted by 1.2% as a result of a shift in mix toward new constructions sales. These factors were partially offset by the effect of the price increase announced at the end of 2013 and leverage on incremental sales which combined favorably impacted margins 1.5%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $14.3 million for the third quarter of 2014, an increase of $0.8 million from $13.5 million for the third quarter of 2013. After adjusting for $1.5 million of costs associated with the acquisition of CGI and the final costs of $87 thousand associated with the offering of 12.65 million shares of common stock of PGT by JLL Partners, selling, general and administrative costs totaled $12.8 million and $13.4 million for the third quarter of 2014 and 2013, respectively. The decrease of $0.6 million primarily resulted from the absence of prior year’s amortization expense for intangible assets of approximately $1.6 million which was fully amortized in the first quarter of 2014. This factor was partially offset by increases in employee related expenses of $0.5 million, and increased transportation costs as a result of increased sales of $0.5 million. As a percent of sales, adjusted selling, general and administrative expenses were 16.5% for the third quarter of 2014 compared to 20.7% for the third quarter of 2013, as we were able to substantially leverage our increase in sales.

Interest expense, net

Interest expense, net was $1.0 million in the third quarter of 2014, a decrease of $0.1 million from $1.1 million for the third quarter of 2013. The decrease from prior year was due primarily to a lower outstanding debt level prior to the debt refinancing near the end of the third quarter.

Debt extinguishment costs

Debt extinguishment costs for the quarter were $2.8 million. These costs related to the write-off of deferred financing costs and remaining debt discount in connection with entering into the new credit facility on September 22, 2014, and retiring the 2013 Credit Agreement.

Other expense, net

Other expense, net was $1.0 million in the quarter, compared to $0.1 million in the third quarter of 2013. The increase is a result of our interest rate swap, which was de-designated during the quarter as a result of the refinancing.

Income tax expense

We recognized income taxes at a rate of 42.1%, which is higher than the statutory rate of 38.8% for the three months ended September 27, 2014. The rate is higher due mainly to increasing our estimated annual rate to 38.5% from our previously estimated rate of 37.7% as a result of the reduction in our expected Section 199 manufacturing deduction. This reduction is a result of an increase in deductions related to stock option transactions and the estimated use of acquired net operating losses in 2014.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

The following table represents total sales by product category for the nine months ended September 27, 2014, and September 28, 2013:

	Nine Months Ended
	September 27, 2014		September 28, 2013
	Sales	% of sales	Sales	% of sales	% change
	(in millions)
Product category:
Impact Window and Door Products	$171.2	77.2%	$135.9	76.6%	26.0%
Other Window and Door Products	50.5	22.8%	41.4	23.4%	22.0%

Total net sales	$221.7	100.0%	$177.3	100.0%	25.0%

Net sales of impact window and door products, were $171.2 million for the first nine months of 2014, an increase of $35.3 million, or 26.0%, from $135.9 million in net sales for the 2013 first nine months. The increase was due mainly to an increase in Aluminum and Vinyl WinGuard of $22.4 million and $8.8 million, respectively. Also, our Architectural System and PremierVue sales increased $3.8 million. WinGuard product sales, which grew in both new construction and repair and remodel markets, represented 72% of our net sales for the first nine months of both 2014 and 2013. CGI recorded net sales of approximately $552 thousand since the date of acquisition.

Net sales of other window and door products were $50.5 million for the first nine months of 2014, an increase of $9.1 million, or 22.0%, from $41.4 million in net sales for the 2013 first nine months. This increase was due mainly to an increase in sales of our non-impact vinyl products, sales of which were up $4.7 million, our non-impact aluminum products of $3.0 million, and an increase in our porch enclosure product sales of $1.3 million.

Gross margin

Gross margin was $69.1 million, or 31.2% of sales, for the first nine months of 2014, compared to $59.5 million, or 33.6% of sales, an increase of $9.6 million, or 16.1% from the first nine months of 2013. The decrease in gross margin as a percent of sales in 2014 compared to 2013 of 2.4% is largely attributable to increased material costs from purchasing finished glass units to support sales in excess of our glass capacity during the year. This factor negatively impacted margins during the year by 1.9%. Additionally, margins were affected by a shift in mix toward new construction sales, which represented 37% of sales during the first nine months of 2014 compared to 30% a year ago; as well as aggressive pricing on certain large projects early in 2014 as a strategy to gain market share. These two factors negatively impacted margins by 0.9%. Lastly our margins were negatively affected by increased employee related costs with an impact of 1.0%. This decrease was partially offset by leveraging higher sales and the price increase announced at the end of 2013 with a combined margin impact of 1.4%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $40.6 million for the first nine months of 2014, a decrease of $0.2 million from $40.8 million for the first nine months of 2013. After adjusting for $1.5 million of costs incurred during 2014 related to the acquisition of CGI, and adjusting 2013 for $1.6 million of costs related to the secondary offering, selling general and administrative costs were $39.0 million compared to $39.2 million, a decrease of $0.2 million. The decrease is due to a reduction in amortization expense of $4.4 million, offset by an increase of $1.5 million in transportation costs due to higher sales, higher service costs of $1.3 million due to higher sales and increased claims, and $1.2 million in increased employee related expenses. After adjustments, selling, general and administrative costs as a percent of sales decreased 4.5% to 17.6%.

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

Interest expense, net

Interest expense, net was $2.8 million in the first nine months of 2014, an increase of $0.2 million from $2.6 million for the first nine months of 2013. The slight increase from prior year was due to the higher average principal balance in the nine months ended September 27, 2014, compared to the previous year.

Debt extinguishment costs

Debt extinguishment costs for the first nine months were $2.8 million. These costs related to the write-off of deferred financing costs and remaining debt discount in connection with entering into the new credit facility on September 22, 2014, and retiring the 2013 Credit Agreement.

Debt extinguishment costs for the first nine months of 2013 were $0.3 million. These costs related to the write-off of deferred financing costs in connection with entering into the a new credit facility in May of 2013 and retiring the credit facility in place at the time.

Other expense, net

Other expense, net was $0.9 million for the first nine months, compared to $0.4 million in the first nine months of 2013. The increase is a result of our interest rate swap, which went ineffective during the quarter as a result of the refinancing.

Income tax expense

We recognized income taxes at a rate of 38.5%, which is slightly lower than the statutory rate of 38.8% for the nine months ended September 27, 2014. The rate, however, is higher than the previously estimated annual rate of 37.7% as a result of the reduction in our expected Section 199 manufacturing deduction. This reduction is a result of an increase in deductions related to stock option transactions and the estimated use of acquired net operating losses in 2014.

We recorded an income tax benefit of $3.9 million for the nine months ended September 27, 2013. The income tax benefit in 2013 is due primarily to a $3.9 million reversal of a portion of our deferred tax asset valuation allowance in the second quarter of 2013.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated by operations and supplemented by borrowings under our credit facilities. This cash generating capability provides us with financial flexibility in meeting operating and investing needs. Our primary capital requirements are to fund working capital needs, meet required debt service payments on our credit facilities and fund capital expenditures.

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first nine months of 2014 was approximately $16.9 million, compared to $16.3 million in the first nine months of 2013.

Direct cash flows from operations for the first nine months of 2014 and 2013 are as follows:

	Direct Cash Flows
	Nine Months Ended
	September 27, 2014	September 28, 2013
	(in millions)
Collections from customers	$221.8	$173.7
Other collections of cash	2.0	4.5
Disbursements to vendors	(131.7)	(109.3)
Personnel related disbursements	(72.8)	(50.5)
Income taxes paid	(0.1)	(0.1)
Debt service costs (interest)	(2.3)	(2.0)

Cash provided by operations	$16.9	$16.3

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 31 days at September 27, 2014, which is comparable to the 32 days at September 28, 2013.

Inventory on hand as of September 27, 2014, increased $4.8 million compared to September 28, 2013, including the acquisition of $3.2 million from CGI. Inventory turns, excluding the impact of the acquisition during the first nine months of 2014 increased to 12.8 from 10.9 for the first nine months of 2013 as we have kept our inventory levels in check as we have grown sales.

We monitor and evaluate raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock. Because all of our products are made-to-order, we have only a small amount of finished goods and work-in-process inventory. As a result of these factors, our inventories are not excessive and we believe the value of such inventories will be realized through sale.

Investing activities. Cash used in investing activities was $124.9 million for the first nine months of 2014, compared to cash provided by investing activities of $2.4 million for the first nine months of 2013. The decrease of $127.3 million in cash provided by investing activities was due to the acquisition of CGI for $110.4 million and an increase in capital expenditures mainly related to the new glass plant of $9.4 million and the effect of the proceeds from the sale of the Salisbury, North Carolina facility, of $7.5 million, during the first quarter of 2013.

Financing activities. Cash provided by financing activities was $121.5 million in the first nine months of 2014, due to the refinancing of debt. During the quarter, we entered into our new Credit Agreement which provided proceeds of $198 million. Besides funding the acquisition, proceeds were used to pay the existing debt of $79 million and $5.3 million in fees and expenses relating to the acquisition.

Debt Covenant. The Credit Agreement (defined below) contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to EBITDA, each as defined in the Credit Agreement), and will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the Credit Agreement. As of September 27, 2014, no such test is required as we have not exceeded 20% of our revolving capacity, and we believe that we are in compliance with all covenants.

Capital Resources. On September 22, 2014, we entered into a Credit Agreement (the “Credit Agreement”), among us, the lending institutions identified in the Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $235.0 million, consisting of a $200.0 million Term B term loan facility maturing in seven years that will amortize on a basis of 1% annually during the seven-year term, and a $35.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of September 27, 2014, there were $0.6 million of letters of credit outstanding and $34.4 million available on the revolver.

Interest on all loans under the Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the term loans and the revolving credit facility accrue interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin is 425 basis points in the case of LIBOR and 325 basis points in the case of the base rate. We will pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 425 basis points per annum on the face amount of any outstanding letters of credit.

The Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the Credit Agreement may be accelerated and may become immediately due and payable.

On September 16, 2013, we entered into two interest rate caps and an interest rate swap to hedge a portion of our debt against volatility in future interest rates. As of September 27, 2014, we have one cap and the swap outstanding. As a result of the termination of the 2013 Credit Agreement, both instruments have been de-designated and will be marked to market in this and future reporting periods (See Note 12 in the Notes to the Condensed Consolidated Financial Statements).

The face value of the debt as of September 27, 2014, was $198.0 million. Related debt issuance costs and the debt discount are being amortized to interest expense, net on the Condensed Consolidated Statements of Comprehensive Income over the term of the debt.

The contractual future maturities of long-term debt outstanding as of September 27, 2014, are as follows (excluding unamortized debt discount and issuance costs):

(in thousands)
2014	$500
2015	2,000
2016	2,000
2017	1,500
2018	2,000
Thereafter	192,000

Total	$200,000

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first nine months of 2014, capital expenditures were $14.5 million, compared to $5.1 million for the first nine months of 2013. This includes $7.5 million in spending on our new glass facility. We expect to spend nearly $19-20 million on capital expenditures in 2014, including $2.0 million related to the glass plant expansion in Q4, along with continuing capital expenditures related to the new enterprise resource planning (“ERP”) system and new product and manufacturing initiatives. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans.

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

On September 16, 2013, we entered into two interest rate caps and one interest rate swap. The first interest rate cap expired during the three months ended September 27, 2014. The second interest rate cap is a two-year agreement with a notional amount of $20.0 million; it was designated as a cash flow hedge that protects the variable rate debt from an increase in the floating, one-month LIBOR rate of greater than 0.50%.

The interest rate swap is a forward-starting, three-year, six-month agreement with a notional amount of $40.0 million that effectively converts a portion of the floating rate debt to a fixed rate of 2.15%. It started September 28, 2014, and has a termination date of May 18, 2018.

On September 16, 2013, we entered into two interest rate caps and an interest rate swap to hedge a portion of the 2013 Credit Agreement against volatility in future interest rates. As of September 27, 2014, we have one cap and the swap outstanding. As a result of the termination of the 2013 Credit Agreement, both instruments have been de-designated and will be marked to market in this and future reporting periods.

Contractual Obligations

At the end of the third quarter, we committed to $2.0 million for equipment relating to the glass plant expansion, which became operational near the end of the third quarter. Other than this equipment, the debt refinancing, and the interest caps and swap as described in “Liquidity and Capital Resources” above, there have been no significant changes to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 28, 2013, as filed with the Securities and Exchange Commission on March 1, 2014.

Significant Accounting Policies and Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Significant accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results, and those that require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

We identified our significant accounting policies in our Form 10-K annual report for the year ended December 28, 2013, as filed with the Securities and Exchange Commission on February 28, 2014. There have been no changes to our critical accounting policies during the first nine months of 2014.

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

In August 2014, the FASB issued ASU 2014-15, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process, and to hedge interest rate fluctuation associated with our debt. We entered into aluminum hedging instruments that settle at various times through December 2015; they cover approximately 34% of our anticipated needs through December 2015 at an average price of $0.90 per pound. With forward contracts, for the purchase of aluminum on September 27, 2014, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by $0.9 million. This calculation utilizes our actual commitment of 10.4 million pounds under contract (to be settled throughout December 2015) and the market price of aluminum as of September 27, 2014, which was approximately $0.90 per pound.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at September 27, 2014, a 100 basis point increase above the interest rate floor of 100 basis points would result in approximately $2.0 million of additional interest costs annually.

Additionally, our de-designated interest rate swap, which is a forward-starting, three-year, six-month agreement with a notional amount of $40.0 million with a fixed rate of 2.15%, and a termination date of May 18, 2018 requires us to settle quarterly against one month LIBOR currently as 0.23%. A 100 basis point increase in interest rates would result in an annual reduction in other expense of $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our chief executive officer and chief financial officer, with the assistance of management, evaluated the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective for the purposes of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning System (“ERP System”). We expect to continue this implementation in phases over the course of the next six months. The implementation of this ERP System has affected and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office, and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

Although our business and facilities are subject to federal, state, and local environmental regulation, environmental regulation does not have a material impact on our operations. We believe that our facilities are in material compliance with such laws and regulations. As owners and lessees of real property, we can be held liable for the investigation or remediation of contamination on such properties, in some circumstances without regard to whether we knew of or were responsible for such contamination. Our current expenditures with respect to environmental investigation and remediation at our facilities are minimal, although no assurance can be provided that more significant remediation may not be required in the future as a result of spills or releases of petroleum products or hazardous substances, or the discovery of previously unknown environmental conditions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” of our Form 10-K annual report for the year ended December 28, 2013, which could materially affect our business, financial condition, or future results.

During the third quarter of 2014, we completed our acquisition of CGI Window and Doors. CGI sells impact window and door products mainly in the Florida markets, similar to us.

During the second quarter of fiscal year 2012, we started the implementation of our new ERP System. In order to maintain our leadership position in the market and efficiently process increased business volume, we are making a significant upgrade to our computer hardware, software and our ERP System. Should we be unable to continue to fund the completion of this upgrade, or should the ERP System upgrade be unsuccessful or take longer to implement than anticipated, our ability to maintain and grow the business could be hindered and our operations and financial results could be adversely impacted.

Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, and/or operating results.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following items are attached or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010 , Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

10.1	Credit Agreement, dated September 22, 2014, among PGT, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2014, Registration No. 000-52059)

10.2	Form of PGT, Inc. 2006 Equity Incentive Plan Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.3	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, David B. McCutcheon, Bradley West and Todd Antonelli (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.4	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.8	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.9	PGT, Inc. 2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Appendix A to PGT’s indefinite proxy statement, filed with the Securities and Exchange Commission on April 2, 2014, Registration No. 000-52059)

10.10	Supply Agreement, executed on January 24, 2014, by and between Keymark Corporation and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.11	Supply Agreement, executed on December 16, 2013, by and between PPG Industries, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 16, 2013, filed with the Securities and Exchange Commission on December 20, 2013, Registration No. 000-52059)

10.12	Sales Contract, executed on November 12, 2013, by and between E. I. du Pont de Nemours and Company, through its Packaging and Industrial Polymers business, and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 12, 2013, filed with the Securities and Exchange Commission on November 13, 2013, Registration No. 000-52059)

10.13	Supply Agreement, executed on January 24, 2014, by and between, SAPA Extruder, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.14	Supply Agreement, executed on April 29, 2014, by and between Royal Group, Inc. and PGT Industries, Inc., (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2014, filed with the Securities and Exchange Commission on May 5, 2014, Registration No. 000-52059)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC. (Registrant)

Date: October 31, 2014	/s/ Bradley West
Bradley West
Vice President and Chief Financial Officer