Form 10-K
period 2015-01-03
PGT, Inc.
filed 2015-03-19
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 27, 2014 was approximately $380,136,516 based on the closing price per share on that date of $8.57 as reported on the NASDAQ Global Market.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 28, 2015, was 47,707,270.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Our manufacturing facility in North Venice, Florida, produces fully-customized windows and doors. We are vertically integrated with glass insulating, tempering and laminating facilities, which provide us with a consistent source of impact-resistant laminated and insulating glass, shorter lead times, and lower costs relative to third-party sourcing.

On September 22, 2014, we completed the acquisition of CGI Windows and Doors Holdings, Inc. (CGI) which became a wholly-owned subsidiary of PGT Industries, Inc. CGI was established in 1992 and has consistently built a reputation based on designing and manufacturing quality impact resistant products that meet or exceed the stringent Miami-Dade County impact standards. CGI has over 200 employees at its manufacturing plant in Miami, Florida. Today, CGI continues to lead as an innovator in product craftsmanship, strength and style, and its brands are highly recognized and respected by the architectural community. CGI product lines include the Estate Collection, Sentinel by CGI, Estate Entrances, Commercial Series and Targa by CGI.

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

History

Our subsidiary, PGT Industries, Inc., a Florida Corporation, was founded in 1980 as Vinyl Tech, Inc. The PGT brand was established in 1987, and we introduced our WinGuard branded product line in the aftermath of Hurricane Andrew in 1992. CGI became a wholly-owned subsidiary of PGT Industries, Inc. on September 22, 2014.

PGT, Inc. is a Delaware corporation formed on December 16, 2003, and on June 27, 2006, we became a publicly listed company on the NASDAQ Global Market under the symbol “PGTI”.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We operate as one segment, the manufacture and sale of windows and doors. Additional required information is included in Item 8.

NARRATIVE DESCRIPTION OF BUSINESS

Our Products

We manufacture complete lines of premium, fully customizable aluminum and vinyl windows and doors and porch enclosure products targeting both the residential new construction and repair and remodeling end markets. All of our PGT products carry the PGT brand, and our consumer-oriented PGT products carry an additional, trademarked product name, including WinGuard, Eze-Breeze, SpectraGuard, PremierVue, WinGuard Vinyl and EnergyVue. CGI’s products carry the CGI brand and carry the trademarked product names of Estate Collection, Sentinel by CGI, Estate Entrances, Commercial Series and Targa by CGI.

Window and door products

Impact window and door products

WinGuard. WinGuard is an impact-resistant product line and combines heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris that satisfy increasingly stringent building codes and primarily target hurricane-prone coastal states in the U.S., as well as the Caribbean and Central America. Combining the impact resistance of WinGuard with our insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs. In the first quarter of 2015, we announced the launch of our new WinGuard Vinyl line of windows and doors, our all-new impact-resistant vinyl window designed to offer some of the highest design pressures available on impact-resistant windows and doors even stronger and in an attractive modern profile, with larger sizes capable of handling the toughest hurricane codes in the country. It also protects against flying debris, intruders, outside noise and UV rays making it a top choice for customers seeking an impact-resistant window.

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

Estate Collection. Our Estate Collection of windows and doors is CGI’s premium, high-end aluminum impact-resistant product line. These windows and doors can be found in elegant homes, prestigious resorts, hotels, schools and office buildings. Our Estate Collection combines best-in-class performance against hurricane force damage with architectural-grade quality, handcrafted details and superior engineering. Similar to WinGuard, Estate windows and doors protect and insulate against every imaginable external event, from hurricanes to UV protection, outside noise and forced entry. Estate’s aluminum frames are up to 100% thicker than many of our competitors making it an excellent choice for any coastal area prone to hurricanes.

Sentinel. Sentinel is a complete line of aluminum impact-resistant windows and doors from CGI that provide exceptional quality, craftsmanship, energy efficiency and durability at an affordable price. Sentinel windows and doors are manufactured to enhance the aesthetics of the home while delivering protection from the most extreme coastal conditions. Sentinel is custom manufactured to exact sizes within our wide range of design parameters, therefore, reducing on-site construction costs. In addition, Sentinel’s frame depth is designed for both new construction and replacement applications resulting in faster, less intrusive installations.

Targa. Targa is CGI’s line of vinyl energy-efficient, impact-resistant windows designed specifically to exceed the Florida Impact codes, the most stringent impact standards in the U.S. Targa windows enhance the aesthetics of a home and are low maintenance windows with long-term durability, and environmental compatibility.

Other window and door products

Aluminum. We offer a complete line of fully customizable, non-impact-resistant aluminum frame windows and doors. These products primarily target regions with warmer climates, where aluminum is often preferred due to its ability to withstand higher structural loads. Adding our insulating glass creates energy-efficient windows that can significantly reduce cooling and heating costs.

Vinyl. We offer a complete line of fully customizable, non-impact-resistant vinyl frame windows and doors where the energy-efficient characteristics of vinyl frames are critical. It includes a line of energy-efficient vinyl windows for new construction with wood-like aesthetics, such as brick-mould frames, wood-like trim detail and simulated divided lights. Also, part of this line is vinyl replacement windows with the same superior energy performance and wood-like detail and branded the product lines as SpectraGuard. All of our vinyl product lines possess options to meet the needs of the Florida market and are Energy Star rated.

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

EnergyVue. EnergyVue is our all new non-impact vinyl window featuring energy-efficient insulating glass and multi-chambered frames that meet or exceed ENERGY STAR® standards in all climate zones to help save consumers on energy costs. The new design has a refined modern profile combined with robust construction to make larger sizes and higher design pressures an unparalleled offering. We rounded out the line with one of the industry’s most extensive selection of frame colors and a variety of hardware finishes, glass tints, grid styles and patterns for their customers. We announced the launch of EnergyVue in the first quarter of 2015.

Sales and Marketing

Our sales strategy primarily focuses on attracting and retaining distributors and dealers by consistently providing exceptional customer service, leading product designs and quality, and competitive pricing all using our advanced knowledge of building code requirements and technical expertise.

Our marketing strategy is designed to reinforce the high quality of our products and focuses on both coastal and inland markets. We support our markets through print and web-based advertising, consumer, dealer, and builder promotions, and selling and collateral materials. We also work with our dealers and distributors to educate architects, building officials, consumers and homebuilders on the advantages of using impact-resistant and energy-efficient products. We market our products based on quality, building code compliance, outstanding service, shorter lead times, and on-time delivery using our fleet of trucks and trailers.

Our Customers

We have a highly diversified customer base that is comprised of approximately 1,100 window distributors, building supply distributors, window replacement dealers and enclosure contractors. Our largest customer accounts for approximately 4% of net sales and our top ten customers account for approximately 20% of net sales. Our sales are comprised of residential new construction and home repair and remodeling end markets, which represented approximately 38% and 62% of our sales, respectively, during 2014. This compares to 32% and 68%, respectively, in 2013.

We do not supply our products directly to homebuilders, but believe demand for our products is also a function of our relationships with a number of national homebuilders, which we believe are strong.

Materials and Supplier Relationships

Our primary manufacturing materials include aluminum and vinyl extrusions, glass, ionoplast, and polyvinyl butyral. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. All of our materials are typically readily available from other sources. Aluminum and vinyl extrusions accounted for approximately 37% of our material purchases during fiscal year 2014. Sheet glass, which is sourced from two major national suppliers, accounted for approximately 17% of our material purchases during fiscal year 2014. Sheet glass that we purchase comes in various sizes, tints, and thermal properties. From the sheet glass purchased, we produce most of our own laminated glass needs. However, in 2014 due to some temporary capacity constraints, we did purchase the remaining amounts of our laminated glass needs from one major national supplier. This finished laminated glass made up approximately 9% of our material purchases in fiscal year 2014. Polyvinyl butyral and ionoplast, which are both used as inner layer in laminated glass, accounted for approximately 13% of our material purchases during fiscal year 2014.

Backlog

As of January 3, 2015, our backlog was $28.0 million, which includes CGI’s backlog of $3.4 million, compared to PGT’s backlog of $17.6 million at December 28, 2013. Our backlog consists of orders that we have received from customers that have not yet shipped, and we expect that substantially all of our current backlog will be recognized as sales in the first quarter of 2015, due in part to our lead times which range from one to five weeks.

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

Manufacturing

Our manufacturing facilities are located in Florida where we produce fully-customized products. The manufacturing process typically begins in our glass plant where we cut, temper, laminate, and insulate sheet glass to meet specific requirements of our customers’ orders.

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

Active Protection: This group of competitors consists of manufactures that produce shutters and plywood, both of which are used to actively protect openings. Our impact windows and doors represent passive protection, meaning, once installed, no activity is required to protect a home from storm related hazards.

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

Employees

As of March 10, 2015, we employed approximately 1,900 people, including approximately 200 people at CGI, none of whom were represented by a collective bargaining unit. We believe we have good relations with our employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Our domestic and international net sales for each of the three years ended January 3, 2015, December 28, 2013, and December 29, 2012, are as follows (in millions):

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Domestic	$295.8	$232.7	$166.9
International	10.6	6.6	7.6

Total net sales	$306.4	$239.3	$174.5

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

New home construction while improving, remains below average. Also repair and remodeling markets are subject to many economic factors. Accordingly, either market could decline and lower the demand for, and the pricing of, our products, which could adversely affect our results. The window and door industry is subject to the cyclical market pressures of the larger new construction and repair and remodeling markets. In turn, these changes may be affected by adverse changes in economic conditions such as demographic trends, employment levels, interest rates, and consumer confidence. A decline in the economic environment or new home construction could negatively impact our sales and earnings.

Economic and credit market conditions impact our ability to collect receivables. Economic and credit conditions negatively impacted our bad debt expense in the years 2007-2011, which adversely impacted our results of operations. If these conditions return, our results of operations may again be adversely impacted by bad debts.

We are subject to fluctuations in the prices of our raw materials. We experience significant fluctuations in the cost of our raw materials, including aluminum extrusion, polyvinyl butyral and glass. A variety of factors over which we have no control, including global demand for aluminum, fluctuations in oil prices, speculation in commodities futures and the creation of new laminates or other products based on new technologies impact the cost of raw materials which we purchase for the manufacture of our products. While we attempt to minimize our risk from severe price fluctuations by entering into aluminum forward contracts to hedge these fluctuations in the purchase price of aluminum extrusion we use in production, substantial, prolonged upward trends in aluminum prices could significantly increase the cost of the unhedged portions of our aluminum needs and have an adverse impact on our results of operations. We anticipate that these fluctuations will continue in the future. While we have entered into a two-year supply agreement through December 2016 with a major producer of ionoplast inter layer that we believe provides us with a reliable, single source for ionoplast with stable pricing on favorable terms, if one or both parties to the agreement do not satisfy the terms of the agreement it may be terminated which could result in our inability to obtain ionoplast on commercially reasonable terms having an adverse impact on our results of operations. While historically we have to some extent been able to pass on significant cost increases to our customers, our results between periods may be negatively impacted by a delay between the cost increases and price increases in our products.

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

Transportation costs represent a significant part of our cost structure. Fuel prices decreased significantly in the second half of 2014 but have increased in early 2015, and remain volatile. A rapid and prolonged increase in fuel prices may significantly increase our costs and have an adverse impact on our results of operations.

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

Our operating results are substantially dependent on sales of our branded impact-resistant products. A majority of our net sales are, and are expected to continue to be, derived from the sales of our branded impact-resistant products. Accordingly, our future operating results will depend on the demand for our impact-resistant products by current and future customers, including additions to this product line that are subsequently introduced. If our competitors release new products that are superior to our impact-resistant products in performance or price, or if we fail to update our impact-resistant products with any technological advances that are developed by us or our competitors or introduce new products in a timely manner, demand for our products may decline. A decline in demand for our impact-resistant products as a result of competition, technological change or other factors could have a material adverse effect on our ability to generate sales, which would negatively affect results of operations.

In 2015, we are launching a new line of vinyl impact-resistant and non-impact energy saving windows. In January 2015, we unveiled our new Vinyl WinGuard and EnergyVue line of vinyl windows which we will begin taking orders for in April 2015. Our intent in launching this new line of vinyl products is that it will ultimately replace various existing lines of vinyl impact-resistant and energy saving windows. We designed these products to exceed the most stringent impact-resistance and energy-saving codes in the country, and they have been well received by the industry. However, if these products fail to gain acceptance with our customers as replacements of our currently successful lines of vinyl windows, we could lose market share to our competitors that produce similar products, which could have a material impact on our sales and negatively affect results of operations.

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

Our business is currently concentrated in one state. Our business is concentrated geographically in Florida. In fiscal year 2014, approximately 88% of our sales were generated in Florida, a state in which new single family housing permits remain below average. Focusing operations into manufacturing locations in Florida optimizes manufacturing efficiencies and logistics, and we believe that a focused approach to growing our share within our core wind-borne debris markets in Florida, from the Gulf Coast to the mid-Atlantic, and certain international markets, will maximize value and return. However, such a focus further concentrates our business, and another prolonged decline in the economy of the state of Florida or of certain coastal regions, a change in state and local building code requirements for hurricane protection, or any other adverse condition in the state or certain coastal regions, could cause a decline in the demand for our products, which could have an adverse impact on our sales and results of operations.

We may incur additional indebtedness. We may incur additional indebtedness under our credit facilities, which provide for up to $35 million of revolving credit borrowings. In addition, we and our subsidiaries may incur additional indebtedness in the future. If new debt is added to our current debt levels, certain risks which we currently do not consider significant could intensify.

Our debt instruments contain various covenants that limit our ability to operate our business. Our credit facility contains various provisions that limit our ability to, among other things, transfer or sell assets, including the equity interests of our subsidiaries, or use asset sale proceeds; pay dividends or distributions on our capital stock, make certain restricted payments or investments; create liens to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and engage in unrelated business activities.

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning (“ERP”) System. In order to maintain our leadership position in the market and efficiently process increased business volume, we are making a significant upgrade to our computer hardware, software and our ERP System. The ERP implementation was substantially completed by the end of 2014, with shipments in our new system expected to increase significantly through the second quarter of 2015. Although significant testing of the new ERP system has taken place, inefficiencies could result from the conversion and our ability to maintain and grow the business could be hindered, and our operations and financial results could be adversely impacted.

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

We conduct all of our operations through our subsidiaries, and rely on payments from our subsidiaries to meet all of our obligations. We are a holding company and derive all of our operating income from our subsidiary, PGT Industries, Inc., and its subsidiary, CGI Windows and Doors, Inc. All of our assets are held by our subsidiaries, and we rely on the earnings and cash flows of our subsidiaries to meet our obligations. The ability of our subsidiaries to make payments to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdictions of organization (which may limit the amount of funds available for distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, including our credit facilities, and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at January 3, 2015, we have no material weaknesses in our internal controls over financial reporting, we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the NASDAQ Global Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

We are exposed to risks relating to building of our new glass facility. We expanded our glass processing capacity with the completion of a new multi-million dollar facility, and are proceeding with the second phase of this expansion with the purchase of additional laminating and insulating equipment. While the second phase of the plant expansion is progressing with no anticipated issues, there is always the potential risk of a delay in completion and of cost over-runs. Should a serious delay in the second phase of this project take place, or if this project negatively impacted our operational efficiencies, this would impact the cost savings we expect to achieve during 2015 which could negatively affect our future results.

We may be adversely impacted by the loss of sales or market share from being unable to keep up with demand. We are currently experiencing growth through higher sales volume and growth in market share. To meet the increased demand, we have been hiring and training new employees for direct and indirect support, and adding to our glass capacity. However, should we be unable to find and retain quality employees to meet demand, or should there be disruptions to the increase in capacity, we may be unable to keep up with our higher sales demand. If our lag time on delivery falls behind, or we are unable to meet customer timing demands, we could lose market share to competitors.

We made a significant acquisition late in the third quarter of 2014 of a company that sells products similar to PGT’s own impact-resistant line of products in PGT’s primary market of Florida. Late in the third quarter of 2014, we acquired CGI Windows and Doors, Inc. CGI produces the Estate, Sentinel and Targa lines of impact-resistant branded products which are very similar to our

WinGuard line of impact-resistant branded products. Nearly all of CGI’s sales are in Florida, PGT’s primary market. We believe that adding CGI’s branded products and presence in Florida to PGT’s already successful, established line of branded products in Florida will benefit PGT through higher sales and market share. However, no assurances can be given that the combination of these branded products within a single company will not result in dilution of these brands, resulting in loss of market share and demand for these products.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We have the following properties as of January 3, 2015:

	Manufacturing	Support	Storage
		(in square feet)
Owned:
Main Plant and Corporate Office, North Venice, FL	348,000	15,000	—
Glass tempering and laminating, North Venice, FL	80,000	—	—
New glass facility, North Venice, FL	96,000	—	—
Insulated Glass, North Venice, FL	42,000	—	—
PGT Wellness Center, North Venice, FL	—	3,600	—

Leased:
James Street Storage, Venice, FL	15,000	—	—
Center Court, Venice, FL	19,600	15,400	—
Endeavor Court, Nokomis, FL	—	2,300	—
Endeavor Court, Nokomis, FL	—	6,100	—
Technology Park, Nokomis, FL	—	1,800	—
Sarasota Warehouse, Bradenton, FL	—	—	48,000
Plant and Administrative Offices, Miami, FL	90,000	17,000	—

Total square feet	690,600	61,200	48,000

On August 16, 2013, we purchased land to build our new glass operations plant. We officially broke ground on January 9, 2014, and completed construction during 2014. The new glass plant became operational late in the third quarter of 2014. This new facility adds 96,000 square foot to our current glass cutting, tempering and laminating process. We also own three additional parcels of land available for future growth.

Our leases listed above expire between December 2015 and September 2016. Each of the leases provides for a fixed annual rent. The leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

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

Our Common Stock is traded on the NASDAQ Global Market ® under the symbol “PGTI”. On March 10, 2015, the closing price of our Common Stock was $10.71 as reported on the NASDAQ Global Market. The approximate number of stockholders of record of our Common Stock on that date was 50, although we believe that the number of beneficial owners of our Common Stock is substantially greater.

The table below sets forth the price range of our Common Stock during the periods indicated:

	High	Low
2014
1st Quarter	$12.61	$9.75
2nd Quarter	$11.93	$7.87
3rd Quarter	$10.97	$7.34
4th Quarter	$10.26	$8.25

	High	Low
2013
1st Quarter	$8.22	$4.22
2nd Quarter	$9.25	$6.23
3rd Quarter	$11.69	$8.58
4th Quarter	$11.00	$8.84

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On November 15, 2012, the Board of Directors authorized and approved a share repurchase program of up to $20 million. All share repurchases were made in accordance with Rule 10b5-1 and Rule 10b-18, as applicable, of the Securities Exchange Act of 1934 as to the timing, pricing, and volume of such transactions. During 2014, we acquired 93,081 shares of our common stock at a cost of approximately $1.0 million, bringing our total shares acquired to 2,089,853 at a total cost of $11.1 million. These shares were placed in treasury. During the second quarter of fiscal 2013, we repurchased 6,791,171 shares of our common stock from JLL Partners Fund IV, L.P. We purchased these shares at a price per share of $7.36, which represented the offering price to the public in a concurrent secondary offering, less the underwriting discounts and commissions. These shares were cancelled and retired.

Performance Graph

The following graphs compare the percentage change in PGT, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the Standard & Poor’s Building Products Index and the NASDAQ Composite Index over the period from January 2, 2010, to January 3, 2015.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*

AMONG PGT, INC., THE NASDAQ COMPOSITE INDEX,

AND THE S&P BUILDING PRODUCTS INDEX

*	$100 invested on January 2, 2010 in stock or in index-including reinvestment of dividends for 60 months ending January 3, 2015.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information and other data as of and for the periods indicated and have been derived from our audited consolidated financial statements.

All information included in the following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7, and with the consolidated financial statements and related notes in Item 8. All years presented consisted of 52 weeks, except for the year ended January 3, 2015, which consisted of 53 weeks.

Selected Consolidated Financial Data (in thousands except per share data)	Year Ended January 3, 2015	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011
Net sales	$306,388	$239,303	$174,540	$167,276	$175,741
Cost of sales	213,596	159,169	114,872	128,171	125,615

Gross profit	92,792	80,134	59,668	39,105	50,126
Impairment charges (1)	—	—	—	5,959	5,561
Gain on sale of assets held (2)	—	(2,195)	—	—	—
Selling, general and administrative expenses	56,377	54,594	47,094	48,619	53,879

Income (loss) from operations	36,415	27,735	12,574	(15,473)	(9,314)
Interest expense	5,960	3,520	3,437	4,168	5,123
Debt extinguishment costs	2,625	333	—	—	—
Other expense (income), net (3)	1,750	437	72	(419)	(19)

Income (loss) before income taxes	26,080	23,445	9,065	(19,222)	(14,418)
Income tax expense (benefit)	9,675	(3,374)	110	(2,324)	77

Net income (loss)	$16,405	$26,819	$8,955	$(16,898)	$(14,495)

Net income (loss) per common share:
Basic	$0.35	$0.55	$0.17	$(0.31)	$(0.29)
Diluted	$0.33	$0.51	$0.16	$(0.31)	$(0.29)
Weighted average shares outstanding:
Basic	47,376	48,881	53,620	53,659	50,174
Diluted	49,777	52,211	55,262	53,659	50,174

Other financial data:
Depreciation	$4,534	$4,622	$5,731	$7,590	$9,180
Amortization	1,446	6,458	6,502	6,502	6,028

	As Of January 3, 2015 (4)	As Of December 28, 2013	As Of December 29, 2012	As Of December 31, 2011	As Of January 1, 2011
Balance Sheet data:
Cash and cash equivalents	$42,469	$30,204	$18,743	$10,940	$22,012
Total assets	311,749	156,632	141,317	142,835	169,119
Total debt, including current portion	193,754	77,255	37,500	45,550	50,163
Shareholders’ equity	73,976	49,075	74,210	67,362	83,042

(1)	In 2011, amounts relate to intangible asset impairment charges. In 2010, amount relates to write-down of the value of our Salisbury, NC property, and certain other equipment of the Company. See Notes 2 and 8 in Item 8.
(2)	Relates to the sale of the Salisbury, NC facility. The net selling price of the facility was approximately $7.5 million and the carrying value of the asset at the time of sale was $5.3 million.
(3)	In 2014 and 2013, this relates to a combination of derivative financial instruments and deferred financing costs.
(4)	Late in the third quarter of 2014, we acquired CGI. See Note 4 in Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE OVERVIEW

Sales and Operations

On February 25, 2015, we issued a press release and on February 26, 2015, we held a conference call to review the results of operations for our fourth quarter and fiscal year ended January 3, 2015. During the call, we also discussed current market conditions and progress made regarding certain of our initiatives. The overview and estimates contained in this report are consistent with those given in our press release and discussed on the call. We are neither updating nor confirming that information.

Resulting from the improvement in the housing market as well our marketing programs focused on taking market share with our WinGuard products, our sales grew 28.0% to $306.4 million, our highest net sales since 2007. Gross profit increased 15.8% and we continued to leverage selling, general and administrative expenses which, as a percent of sales, decreased to 18.4%, compared to 22.8% in 2013. However, our net income was $16.4 million, a decrease of $10.4 million when compared to 2013’s net income of $26.8 million. The decrease in net income was primarily the result of the reversal of the valuation allowance on deferred tax assets in 2013, which resulted in an income tax benefit of $3.4 million for 2013 compared to an income tax expense of $9.7 million in 2014, a factor that caused net income to decrease by $13.1 million.

In terms of sales strategies, we continued our strategic focus of concentrating our resources in our core market, Florida, and implemented promotional activities to gain market share. We also established programs and partnerships with national accounts to increase our sales presence. As a result of our efforts and the improving macro-economic conditions, specifically in Florida, sales during 2014 increased $67.1 million, or 28.0%, compared to 2013. New construction sales increased $39.5 million, or 52.2%, while repair and remodel sales increased by $27.6 million, or 16.8%. CGI sales in 2014 include $5.0 million of new construction sales and $8.3 million of repair and remodeling sales. By region, our sales in Florida increased $56.9 million, or 26.6%, including $12.0 million of sales in Florida from CGI, and sales in the out of state markets increased $6.2 million, or 33.2%. Sales in the international markets increased $4.0 million, or 60.6%, including $1.3 million of international sales from CGI.

By product category, sales in our impact lines increased $56.9 million, or 31.0%, including $13.3 million from CGI. All of CGI’s products are impact-resistant. This increase was driven by our WinGuard products which increased $38.5 million, or 22.4%. Within WinGuard, Vinyl WinGuard products increased $11.7 million, or 31.4%, and Aluminum WinGuard products increased $26.8 million, or 19.9%. Sales in our Architectural System line increased by $11.6 million, while sales in our Storefront product introduced last year increased $1.5 million. Our PremierVue product sales increased $2.0 million. Sales of our other non-impact products increased by $10.2 million overall, including a $1.8 million increase in Eze-Breeze product sales. CGI’s sales of impact products of $13.3 million included $6.8 million from their Estate Collection products, $5.7 million from its Sentinel line, and $0.8 million of Targa products.

Looking at 2015 and beyond, we completed our new glass facility late in the third quarter of 2014. This new glass facility increases our internal capacities for glass processing which reduces our reliance on outsourced finished glass products. We are currently in the second phase of this project, which includes adding laminating and insulating equipment to our new facility. Moody’s forecast for 2015 suggests a 14% increase in new single family home construction, while the repair and remodeling market is expected to record a slow but steady improvement. While we expect continued sales growth driven by the improving new construction market, we will continue to make investments to gain market share in both the new construction and repair and remodeling markets.

Liquidity and Cash Flow

During 2014, we generated $22.3 million in cash flow from operations, which was used to fund working capital needs, service our long-term debt, and capital expenditures of $19.3 million, including the construction of our new glass processing facility. Late in the third quarter of 2014, we entered into a new senior secured credit facility which includes a $200 million term loan and $35 million revolving line of credit. This new facility increased our outstanding debt to $200 million, the proceeds from which we used to acquire CGI, including the payment of financing costs, and to repay existing long-term debt which at that time was $79 million which was the result of a debt refinancing we consummated in May 2013. The proceeds from the 2013 refinancing was used to fund our stock repurchase from JLL Partners.

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

	Year Ended			Percent Change
	January 3, 2015	December 28, 2013	December 29, 2012	Increase / (Decrease)
(in thousands, except per share amounts)				2014-2013	2013-2012
Net sales	$306,388	$239,303	$174,540	28.0%	37.1%
Cost of sales	213,596	159,169	114,872	34.2%	38.6%

Gross profit	92,792	80,134	59,668	15.8%	34.3%
Gross margin	30.3%	33.5%	34.2%

Gain on sale of assets held	—	(2,195)	—
SG&A expenses	56,377	54,594	47,094	3.3%	15.9%

SG&A expenses as a percentage of sales	18.4%	22.8%	27.0%

Income from operations	36,415	27,735	12,574
Interest expense, net	5,960	3,520	3,437
Debt extinguishment costs	2,625	333	—
Other expenses, net	1,750	437	72
Income tax expense (benefit)	9,675	(3,374)	110

Net income	$16,405	$26,819	$8,955

Net income per common share:
Basic	$0.35	$0.55	$0.17

Diluted	$0.33	$0.51	$0.16

2014 Compared with 2013

Net sales

Net sales for 2014 were $306.4 million, a $67.1 million, or 28.0%, increase in sales from $239.3 million in the prior year.

The following table shows net sales classified by major product category (in millions, except percentages):

	Year Ended
	January 3, 2015		December 28, 2013
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact window and door products	$240.3	78.4%	$183.4	76.6%	31.0%
Other window and door products	66.1	21.6%	55.9	23.4%	18.2%

Total net sales	$306.4	100.0%	$239.3	100.0%	28.0%

Net sales of our impact window and door products, which include our WinGuard, Architectural Systems, Storefront and PremierVue products, as well as sales of $13.3 million from CGI, were $240.3 million in 2014, an increase of $56.9 million, or 31.0%, from $183.4 million in the prior year. This increase was driven mainly by our WinGuard products, which increased $38.5 million, or 22.4%, due to the improved new construction housing market, and our promotional and marketing activities. Within our WinGuard products, Vinyl WinGuard grew $11.7 million, or 31.4%, and Aluminum WinGuard grew $26.8 million, or 19.9%. Also contributing to our overall increased sales was an increase in our Architectural System products, up $1.6 million, our Storefront product, which grew $1.5 million, and our PremierVue products, which grew $2.0 million.

Net sales of other window and door products, which includes aluminum and vinyl non-impact, and Eze-Breeze, were $66.1 million in 2014, an increase of $10.2 million, or 18.2%, from $55.9 million for the prior year. Sales of our aluminum products increased $3.1 million, or 12.9%, and sales of our Vinyl products increased $5.3 million, or 30.5%, due in large part to the increased new construction activity and our ability to provide customers with one stop shopping for all window and door needs. The Eze-Breeze line increased sales by $1.8 million due to improvement in market conditions and a new agreement with a large mid-western retailer.

Gross profit and gross margin

Gross profit was $92.8 million in 2014, an increase of $12.7 million, or 15.8%, from $80.1 million in the prior year. The gross margin percentage was 30.3% in 2014 compared to 33.5% in the prior year, a decrease of 3.2%. Gross margin was negatively impacted by 1.5% due to excess labor and overhead costs resulting from the hiring and training of new manufacturing employees to meet the increased demand for our products. In addition, gross margin was negatively impacted by 1.3% due to increased material costs due to an increase in aluminum prices during 2014 as well as our need to purchase finished glass from outside suppliers due to certain internal capacity constraints. In response to these constraints, during 2014, we completed the construction of a new glass processing facility which became operational late in the third quarter of 2014 but for which gross margin was negatively impacted by 0.5% due to start-up costs of the new glass facility. Our gross margin was also negatively impacted by 0.5% due to pricing and product mix, including pricing and mix on certain large projects done during 2014. Lastly, 2014 was a 53-week year which included an extra week of fixed costs in the fourth quarter during which we had no sales activity. The fixed costs from this extra week resulted in a negative impact to gross margin of 0.3%. These items were offset by leverage on higher sales volume of 0.6% and the addition of CGI, which benefited gross margin by 0.3%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $56.4 million, an increase of $1.8 million, or 3.3%, from $54.6 million in the prior year. As a percentage, we leveraged these costs to 18.4%, a decrease of 4.4% from 22.8% from fiscal year 2013. Selling, general, and administrative expenses includes $3.0 million related to CGI. Excluding CGI, selling, general and administrative costs decreased $1.2 million. Contributing to the decrease was a decrease of $6.0 million in intangible assets amortization expense due to our amortizable intangible assets, not including those acquired with the acquisition of CGI, becoming fully amortized early in 2014. There was also a $0.3 million decrease in depreciation expense and a $0.2 million decrease in professional, consulting and public company fees and costs. Offsetting these decreases, was a $5.3 million increase in selling and distribution costs as the result of an increase in volume.

Interest expense

Interest expense was $6.0 million in 2014, an increase of nearly $2.5 million from $3.5 million in the prior year. During 2014, concurrent with the acquisition of CGI late in the third quarter of 2014, we refinanced our then existing credit agreement into a new $200 million senior secured credit facility which increased our outstanding debt balance to $200 million, up from $79.0 million at the end of 2013. The increase in interest expense was due primarily to the increase in outstanding debt under the new credit facility and resulting increase in average outstanding debt balance during 2014 compared to 2013.

Debt extinguishment costs

In 2014, there were write-offs of deferred financing costs of $2.6 million relating to the debt refinancing resulting from entering into the 2014 Credit Agreement. In 2013, the write-off of deferred financing costs relating to the debt refinancing resulting from entering into the 2013 Credit Agreement totaled $0.3 million.

Other expenses, net

Other expenses, net were $1.8 million and $0.4 million in 2014 and 2013, respectively. In 2014, other expenses includes expenses related to termination of our interest rate swap agreement of $1.5 million and the ineffective portion of our aluminum hedging activity of $0.2 million. There was other expense of less than $0.1 million in 2014 relating to the interest rate cap. In 2013, the expense relates to the ineffective portion of our aluminum hedging activity.

Income tax expense (benefit)

Our income tax expense was $9.7 million for 2014, representing an effective tax rate of 37.1%, slightly lower than our combined statutory federal and state tax rate of 38.8% as the result of the section 199 domestic manufacturing deduction. In 2013, we had a tax benefit of $3.4 million as we released our valuation allowances on deferred tax assets as we were no longer in a cumulative loss position and we concluded that it was more likely than not that our deferred tax assets will be realized. Excluding the impact of the 2013 reversal of the valuation allowance, our effective tax rate would have been 40.7% in 2013.

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

Net sales of other window and door products, which include aluminum and vinyl non-impact, and Eze-Breeze, were $55.9 million in 2013, an increase of $11.5 million, or 25.9%, from $44.4 million for the prior year. Sales of our aluminum products increased $4.7 million, or 24.2%, and sales of our Vinyl products increased $5.1 million, or 41.5%, due in large part to the increased new construction activity and our ability to provide customer with one stop shopping for all window and door needs. The Eze-Breeze line increased sales by $2.4 million due to improvement in market conditions and a new agreement with a large mid-western retailer.

Gross profit and gross margin

Gross profit was $80.1 million in 2013, an increase of $20.5 million, or 34.3%, from $59.7 million in the prior year. The gross margin percentage was 33.5% in 2013 compared to 34.2% in the prior year. Cost of goods sold was negatively impacted by $4.2 million, or 1.7%, in excess material and labor costs resulting from the hiring and training of over 300 new manufacturing employees to meet the increased demand for our products. In addition, due to certain internal capacity constraints, cost of goods sold was negatively impacted as a result of purchasing finished glass and other material from outside suppliers by $2.6 million, or 1.1%. Lastly, we were negatively impacted by a mix change resulting in a decrease of $1.5 million, or 0.6%. These items were offset by leverage on higher sales volume of 2.5%, and a product price increase effective in the fourth quarter which impacted margins 0.2%.

Gain on sale of assets held

In 2013, we sold the North Carolina plant for a gain of $2.2 million. The $2.2 million represents the net selling price of approximately $7.5 million less the asset’s carrying value at the time of the sale of approximately $5.3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $54.6 million, an increase of $7.5 million, or 15.9%, from $47.1 million in the prior year. As a percentage, we leveraged these costs to 22.8%, a decrease of 4.2% from 27.0% from fiscal year 2012. In terms of dollars, selling, general and administrative expenses includes increased charges related to employee compensation and insurance costs of $4.4 million. Also contributing to the increase was additional charges for trade promotions and marketing materials of $1.7 million, and credit card fees of $0.7 million resulting from increased sales. Offsetting these increased costs was a $0.7 million decrease due to improved quality control of finished products and enhanced quality control procedures before shipping.

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

Debt extinguishment costs

In 2013, the write-off of deferred financing costs relating to the debt refinancing resulting from entering into the 2013 Credit Agreement totaled $0.3 million.

Other expenses, net

Other expenses, net were $0.4 million and $0.1 million in 2013 and 2012, respectively. In both 2013 and 2012, the expense related to the ineffective portion of our aluminum hedging activity.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities was $22.3 million for 2014 compared to $25.7 million for 2013 and $23.2 million for 2012. The decrease in cash flows from operations of $3.4 million in 2014 was primarily due to an increase in payments to vendors of $44.1 million as the result of higher procurements of inventory due to increased sales, an increase in personnel related disbursements of $29.7 million due to the higher level of employees during 2014 compared to 2013 to support the increase in demand for our products, and an increase in debt service costs of $1.7 million due to the higher level of debt as the result of the refinancing and acquisition of CGI, which increased outstanding debt to $200 million from $79 million late in the third quarter of 2014. These decreases were partially offset by an increase of $74.9 million in collections from customers as the result of the sales level increase during 2014 compared to 2013. Other collections of cash and other cash activity also decreased by a net of $2.8 million primarily due to a decrease in scrap aluminum sales and cash payments of estimated federal tax payments of $1.2 million in 2014 compared to none in 2013.

The increase in cash flow from operations in 2013 was primarily due to the higher sales volume experienced in 2013, which after the impact of increased working capital to support the higher sales contributed approximately $13.1 million. Decreasing our cash flow was $2.9 million in increased costs from the outside purchase of finished glass and $7.7 million due to the hiring of new employees, both direct and indirect, to keep up with increased sales demand.

Direct cash flows from operations for 2014, 2013 and 2012 are presented below:

	Direct Operating Cash Flows
(in millions)	2014	2013	2012
Collections from customers	$313.4	$238.5	$178.1
Other collections of cash	3.0	5.3	2.3
Disbursements to vendors	(191.1)	(147.0)	(98.1)
Personnel related disbursements	(97.9)	(68.2)	(56.0)
Debt service costs	(4.5)	(2.8)	(2.8)
Other cash activity, net	(0.6)	(0.1)	(0.3)

Cash from operations	$22.3	$25.7	$23.2

The majority of other collections of cash are from scrap aluminum sales. Other cash activity, net, in 2014 includes estimated payments of federal income taxes of $1.2 million.

Day’s sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 34 days on January 3, 2015, compared to 35 days on December 28, 2013, and compared to 32 days on December 29, 2012. The decrease in DSO’s in 2014 from 2013 was a lower level of sales at the end of 2014 compared to 2013 due to the one-week holiday shutdown we had at the end of 2014. The increase in DSO in 2013 from 2012 was primarily due to an increase in larger commercial customers with longer payment terms and some customers changing payment plans from cash on delivery (“COD”) to longer payment terms. The decrease in DSO in 2012 from 2011 is the result of improved collection efforts and improved market conditions.

Inventory on hand as of January 3, 2015, was $20.0 million compared to $12.9 million at December 28, 2013, an increase of $7.1 million. The increase includes inventory acquired with CGI of $3.2 million. Additionally, finished goods inventory at January 3, 2015, was higher than at December 28, 2013, due to the higher sales level expected in January 2015 than at year-end 2013 for January 2014. At December 28, 2013, inventory was $12.9 million, an increase of $1.4 million as compared to December 29, 2012, while sales increased 37.1%. Our inventory consists principally of raw materials purchased for the manufacture of our products and limited finished goods inventory as all products are, made-to-order products. Our inventory levels are more closely aligned with our number of product offerings rather than our level of sales. We have maintained our inventory level to have (i) raw materials required to support new product launches; (ii) a sufficient level of safety stock on certain items to ensure an adequate supply of material given a sudden increase in demand and our short lead-times; and (iii) adequate lead times for raw materials purchased from overseas suppliers in bulk supply. Inventory turns for the year ended January 3, 2015, was 13.0, which increased from 11.4 for the year ended December 28, 2013. Inventory turns for the year ended December 28, 2013, increased to 11.4 from 9.7 as compared to the year ended December 29, 2012.

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

Investing activities. Cash used in investing activities was $129.7 million compared to $0.1 million for 2013, an increase in cash used of $129.6 million. We used $110.4 million in cash to acquire CGI in 2014. We also constructed a new glass processing facility in 2014, increasing cash used for capital expenditures in 2014 to $19.3 million from $7.6 million in 2013, an increase in cash used of $11.7 million. We disposed of assets in 2013, primarily our Salisbury, NC facility, resulting in proceeds of $7.5 million.

Cash used in investing activities was $0.1 million for 2013 compared to cash used in investing activities of $3.3 million for 2012. The decrease in cash used in investing activities was due to capital spending of $7.6 million offset by cash from the proceeds of sales of assets for $7.5 million.

Financing activities. Cash provided by financing activities was $119.8 million in 2014, compared to $14.2 million of cash used in financing activities in 2013, an increase in cash of $134.0 million. In 2014, we refinanced our then existing credit facility into a new, senior secured credit facility of $200 million with a $35 million revolving line of credit. The proceeds from this new credit facility totaled $198 million, which was an increase of $118.0 million in proceeds from long-term debt from 2013’s debt refinancing. We made repayments of long-term debt of $79.5 million during 2014, including $79.0 million in proceeds from our new senior secured credit facility to repay our then existing credit facility, and used $0.5 million to make a scheduled principal payment under the new credit facility, an increase in payments of long-term debt of $41.0 million. We also used $5.5 million of the proceeds to pay financing costs, an increase of $1.9 million of cash used for financing costs from 2013. In 2014, we made additional purchases of treasury stock totaling $1.0 million, a decrease in cash used of $55.1 million for the purpose of acquiring treasury shares. We had proceeds from exercise of stock options during 2014 of $1.7 million, a decrease of $1.9 million in cash proceeds from option exercises, and recognized excess tax benefits from exercised options of $6.1 million in 2014, an increase of $5.7 million from 2013.

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

Cash used in financing activities was $12.1 million in 2012. We prepaid an additional $8.0 million of our long-term debt, paid $3.9 million for stock repurchases, and paid $0.1 million of deferred financing cost related to an amendment to our credit agreement.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We spent substantially more in 2014 than in 2013 due to the construction of our new glass processing facility and new ERP system. For 2014, capital expenditures were $19.3 million compared to $7.6 million in 2013. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans. Management expects to spend between $15 million and $18 million in 2015, including capital expenditures related to the second phase of the new glass plant, primarily acquiring new glass laminating and insulating equipment, continued investments in our ERP system and product investments in lines targeted at increasing both gross sales and margins.

Capital Resources. On September 22, 2014, we entered into a Credit Agreement (the “2014 Credit Agreement”), among us, the lending institutions identified in the 2014 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2014 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $235.0 million, consisting of a $200.0 million Term B term loan facility maturing in seven years that will amortize on a basis of 1% annually during the seven-year term, and a $35.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2014 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of January 3, 2015, there were $0.5 million of letters of credit outstanding and $34.5 million available on the revolver.

Interest on all loans under the 2014 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the term loans and the revolving credit facility accrue interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin is 425 basis points in the case of LIBOR and 325 basis points in the case of the base rate. We will pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 425 basis points per annum on the face amount of any outstanding letters of credit.

The 2014 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2014 Credit Agreement), and will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2014 Credit Agreement. As of January 3, 2015, no such test is required as we have not exceeded 20% of our revolving capacity.

The 2014 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2014 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2014 Credit Agreement may be accelerated and may become immediately due and payable.

In connection with entering into the 2014 Credit Agreement, on September 22, 2014, we terminated our prior credit agreement, dated as of May 28, 2013, among PGT Industries, Inc., as the borrower, the Company, as guarantor, the lenders from time to time party thereto and SunTrust Bank, as administrative agent and collateral agent (the “2013 Credit Agreement”). Proceeds from the term loan facility under the 2014 Credit Agreement were used to repay amounts outstanding under the 2013 Credit Agreement and the acquisition of CGI, and certain fees and expenses.

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

On September 16, 2013, we entered into two interest rate caps and an interest rate swap to hedge a portion of the 2013 Credit Agreement against volatility in future interest rates. At the time we entered into the 2014 Credit Agreement, we had one cap and the 2011 swap outstanding. As a result of the termination of the 2013 Credit Agreement, the underlying transactions relating to the cap and the swap were no longer probable of occurring and both instruments were de-designated and marked-to-market (See Note 9). During the fourth quarter of 2014, we terminated the swap with a payment of $1.4 million.

The face value of the Credit Agreement at the time of issuance was $200 million of which $0.5 million was repaid as a scheduled debt repayment in the fourth quarter of 2014. As of January 3, 2015, the face value of debt outstanding under the Credit Agreement was $199.5 million. There was a 1% discount, or $2.0 million, upon issuance of the debt under the Credit Agreement which we recorded as a discount and which is presented in the current and long-term portions of debt on the consolidated balance sheet as of January 3, 2015. The Company incurred issuance costs of $5.5 million, of which $3.8 million were classified as a discount and presented in the current and long-term portions of debt on the consolidated balance sheet as of January 3, 2015. The remainder of $1.7 million was reported as debt issuance costs in current assets and other assets on the consolidated balance sheet as of January 3, 2015.

At the time of the refinancing, we had debt issuance costs of $1.5 million recorded as discount presented in the current and long-term portions of debt and $1.7 million recorded as deferred financing fees presented in current and other assets relating to the 2013 Credit Agreement. Of these debt issuance costs, $0.2 million of costs recorded as discount and $0.4 million of costs recorded as deferred financing fees were not written-off as one of the lenders in the 2014 Credit Agreement was also a lender in the 2013 Credit Agreement and for which we treated the 2014 refinancing as a modification for purposes of the fees related to this carryover lender. The remaining debt issuance costs relating to the 2013 Credit Agreement of $2.6 million were written-off as debt extinguishment costs in other expenses, net, on the consolidated statements of operations for the year ended January 3, 2015.

At January 3, 2015, we had debt issuance costs of $5.7 million recorded as discount presented in the current and long-term portions of debt and $2.0 million recorded as deferred financing fees presented in current and other assets relating to the 2014 Credit Agreement. These debt issuance costs are being amortized to interest expense, net, under the effective interest method on the consolidated statements of operations and comprehensive income over the term of the 2014 Credit Agreement.

Long-term debt consists of the following:

	January 3, 2015	December 28, 2013
	(in thousands)
Term loan payable with a payment of $0.5 million due quarterly.
A lump sum payment of $186.0 million is due on September 22, 2021. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At January 3, 2015, the average rate was 1.00% plus a margin of 4.25%.	$199,500	$—
Term note payable with a payment of $1.0 million due quarterly.
A lump sum payment of $63.0 million is due on May 28, 2018. Interest is payable monthly, or quarterly at LIBOR or the prime rate plus an applicable margin. At December 28, 2013, the average rate was 0.16% plus a margin of 3.00%.	—	79,000
Debt discount (1)	(5,746)	(1,745)

	193,754	77,255
Less current portion of long-term debt	(1,962)	(4,890)

Total	$191,792	$72,365

(1)	Debt discount – represents fees retained by or paid to the lender at time the debt was issued, and is accounted for as a reduction in the debt proceeds and is amortized over the life of the debt instrument.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of January 3, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Current	2-3 Years	4-5 Years	Thereafter
Long-term debt (1)	$266,015	$12,582	$24,786	$24,388	$204,259
Operating leases	4,190	1,684	2,483	23	—
Supply agreements	2,603	2,603	—	—	—
Equipment purchase commitments	2,172	2,172	—	—	—

Total contractual cash obligations	$274,980	$19,041	$27,269	$24,411	$204,259

(1)	- Includes estimated future interest expense on our long-term debt assuming the weighted average interest rate of 5.25% as of January 3, 2015, does not change.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at January 3, 2015. Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If all of these programs were cancelled by us, as of January 3, 2015, we would be required to pay $2.6 million for various materials.

At January 3, 2015, we had $0.5 million in standby letters of credit related to our worker’s compensation insurance coverage, and commitments to purchase equipment of $2.2 million.

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

	Estimates made by management are subject to change and include such things as how future growth assumptions, operating and capital expenditure requirements, asset useful lives and other factors, affect forecasted cash flows associated with the long-lived assets. Additionally, fair value estimates, if required, can be affected by discount rates and/or estimates of the value of similar assets.	We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Allowances for doubtful accounts and notes receivable and related reserves

Losses for allowances for doubtful accounts and notes receivable and related reserves are recognized when they are probable, which requires us to make our best estimate of probable losses inherent in our receivables.	We evaluate the allowance for doubtful accounts and notes receivable based on specific identification of troubled balances and historical collection experience adjusted for current conditions such as the economic climate.	Actual collections can differ from our estimates, requiring adjustments to the allowances. A 10% difference between actual losses and estimated losses derived from the estimated reserve for accounts and notes receivable would impact net income by approximately $0.1 million.
Goodwill

Goodwill represents the excess of the consideration paid in a business combination over the fair value of the identifiable net assets acquired. We test goodwill for impairment at our single reporting unit level at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If we elect to bypass the qualitative assessment or if we determine, based on qualitative factors, that it is more likely than not that the fair value of our reporting unit is less than its carrying	Significant judgments and estimates are used in the determination our reporting unit’s fair value. Discounted cash flow analyses utilize sensitive estimates, including projections of revenues and operating costs considering historical and anticipated future results, general economic and market conditions, discount rates, as well as the impact of planned business or operational strategies. Deterioration in economic or market conditions, as well as increased costs arising from the effects of regulatory or legislative changes may result in declines in our reporting unit’s performance beyond current expectations. Declines in our reporting unit’s performance, increases in	Actual results can differ from our estimates, requiring adjustments to our assumptions. The result of these changes could result in a material change in our calculation.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
amount, a two-step quantitative test is required. In Step 1, we compare the fair value of our reporting unit with its net carrying value, including goodwill. If the net carrying value of our reporting unit exceeds its fair value, we then perform Step 2 of the impairment test to measure the amount of impairment loss, if any. In Step 2, we allocate our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill (implied fair value of goodwill). If the carrying amount of our reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess up to the carrying value of goodwill. In performing the two-step quantitative assessment, fair value of the reporting unit is based on discounted cash flows, market multiples, and/or appraised values, as appropriate.

equity capital requirements, or increases in the estimated cost of debt or equity, could cause the estimated fair value of our reporting unit or its associated goodwill to decline, which could result in an impairment charge to earnings in a future period related to some portion of the associated goodwill.

Our annual test of goodwill is done on the first day of our fourth quarter during a fiscal year.

We did not perform a quantitative test of goodwill for impairment as our only goodwill related to the CGI acquisition (See Note 4). This goodwill resulted from allocating the purchase price to the net assets acquired in accordance with ASC 805, “Business Combinations” as of the Closing Date of September 22, 2014, and resulted in goodwill of $66.6 million. We concluded that the valuation date of September 22, 2014, and the date of our annual test of goodwill for impairment of September 28, 2014, were not significantly different and that a quantitative test for impairment of goodwill was not necessary.

However, we completed a qualitative assessment of goodwill impairment on the first day of our fourth quarter of 2014. This qualitative assessment included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions in the industry in which CGI operates, its competitive environment, the availability and costs of its raw materials and labor, the financial performance of CGI in the several days since its acquisition, and the market’s reaction to our acquisition based on the change in our share price (or lack thereof) in the period following its announcement. We also considered that no new impairment indicators were identified in the six days from the date of acquisition to the date of our qualitative assessment. Based on that assessment, we concluded that it is more likely than not that the fair value of CGI exceeded its carrying value on the first day of our fourth quarter.

Indefinite lived Intangibles

The impairment evaluation of the carrying amount of intangible assets with indefinite lives (which for us is our trade names) is	In estimating fair value, the method we use requires us to make assumptions, the most material of which are net sales projections	Actual results can differ from our estimates, requiring adjustments to our assumptions. The result of these changes

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

Our annual test of trade names, performed as of September 28, 2014 (the first day of our 2014 fourth quarter), utilized a weighted average royalty rate of 3.9% and a discount rate of 13.4%. Net sales used in the analysis were based on historical experience and a modest growth over the next five years. We believe our projected sales are reasonable based on the available information regarding our industry and the core markets that we serve. We also believe the royalty rate is appropriate and could improve over time based on the market trends and information, including that which is set forth above. The discount rate was based on the current financial market trends and will remain dependent on such trends in the future.

As of September 28, 2014 (the first day of our 2014 fourth quarter), the estimated fair value of the trade names for which we performed an annual test for impairment exceeded book value by approximately 144% or $55.3 million. We believe our projected sales are reasonable based on, among other things, available information regarding our industry. We also believe the royalty rate is appropriate. The weighted average discount rate is impacted by current financial market trends and will remain dependent on such trends in the future. Absent offsetting changes in other factors, a 1% increase in the discount rate would decrease the estimated fair value of our trademarks by approximately $7.8 million but would not result in impairment.

Our annual test of trade names for impairment did not include a quantitative test of the trade names indefinite lived intangible asset acquired in the CGI acquisition (See Note 4). A valuation of could result in a material change in our calculation and an impairment of our trade names.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

this trade name intangible was conducted for purposes of allocating the purchase price to the net assets acquired in accordance with ASC 805, “Business Combinations” as of the Closing Date of September 22, 2014, and resulted in a value of $19.0 million. We concluded that the valuation date of September 22, 2014, and the date of our annual test of indefinite lived intangibles assets for impairment of September 28, 2014, were not significantly different and that a quantitative test for impairment of this intangible asset was not necessary.

However, we completed a qualitative assessment of this indefinite-lived intangible asset on the first day of our fourth quarter of 2014. This qualitative assessment included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions in the industry in which our reporting unit at which this indefinite-lived intangible asset is recorded operates, its competitive environment, the availability and costs of its raw materials and labor, the financial performance of our reporting unit in the several days since its acquisition, and the market’s reaction to our acquisition based on the change in our share price (or lack thereof) in the period following its announcement. We also considered that no new impairment indicators were identified in the six days from the date of valuation of this indefinite-lived intangible asset to the date of our qualitative assessment. Based on that assessment, we concluded that it is more likely than not that our reporting unit’s trade name is not impaired.

Income Taxes –Valuation Allowance

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

•    an excess of appreciated asset value over the tax basis of a company’s net assets in an amount sufficient to realize the deferred tax asset; and

As of January 3, 2015, and December 28, 2013, we had no valuation allowance against our deferred tax assets. We reversed our valuation allowance in 2013 due to the fact that we were no longer in a cumulative loss position. For 2012, we had a full valuation allowance of $12.9 million recorded against our net deferred assets, primarily due to our experiencing a three-year cumulative operating loss as of December 29, 2012, and December 31, 2011. The release of the valuation allowance in 2013 was a result of positive earnings at that time and forecasted income which provided sufficient positive

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

evidence that our deferred tax assets were more likely than not to be realized. During 2014, we continued to have positive earnings and our forecasts of pre-tax income as of January 3, 2015, provide sufficient positive evidence that our deferred tax assets are more likely than not to be realized and, therefore, a valuation allowance on our deferred tax assets is not required. In the future, among other things, future pre-tax operating losses could result in the establishment of a valuation allowance.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. A company must use judgment in considering the relative impact of positive and negative evidence.
Warranty

We have warranty obligations with respect to most of our manufactured products. Obligations vary by product components. The reserve for warranties is based on our assessment of the costs that will have to be incurred to satisfy warranty obligations on recorded net sales.	The reserve is determined after assessing our warranty history, lag time between order ship date and warranty service date, current and expected warranty costs per claim, and specific identification of our estimated future warranty obligations.	Changes to actual warranty claims incurred could have a material impact on our estimated warranty obligations.

Self Insurance Reserves

We are primarily self-insured for employee health benefits and for years prior to 2010 for workers’ compensation. For 2010-2014 we are fully insured with respect to workers’ compensation.	Our workers’ compensation reserves, for the self-insured periods 2009 and prior are accrued based on third-party actuarial valuations of the expected future liabilities. Health benefits are self-insured by us up to pre-determined stop loss limits. These reserves, including incurred but not reported claims, are based on internal computations. These computations consider our historical claims experience, independent statistics, and trends.	Changes to actual health benefit claims or workers’ compensation incurred could have a material impact on our estimated self-insurance reserves.

Stock-Based Compensation

We utilize a fair-value based approach for measuring stock-based compensation to	Option-pricing models and generally accepted valuation techniques require	We do not believe there is a reasonable likelihood that there will be a material

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

recognize the cost of employee services received in exchange for our Company’s equity instruments. We determine the fair value of our stock option awards at the date of grant using the Black-Sholes model.

We record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. As of January 3, 2015, our awards vest based only on service conditions and compensation expense is recognized on a straight-line basis for each separately vesting portion of an award.

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

A 10% change in our stock-based compensation expense for the year ended January 3, 2015, would have affected net income by approximately $0.1 million.

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

In June 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this ASU will be effective for us beginning the first interim period of our 2016 fiscal year and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of, or is classified as held for sale, and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Major strategic shifts include disposals of a significant geographic area or line of business. The new standard allows an entity to have significant continuing involvement and cash flows with the discontinued operation. The standard requires expanded disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This new guidance is effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods, with early adoption permitted only for disposals (or classifications as held for sale) that have not been previously reported. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making any investment decision, you should carefully consider all risks and uncertainties disclosed in all our SEC filings, including our reports on Forms 8-K, 10-Q and 10-K and our registration statements under the Securities Act of 1933, as amended, all of which are accessible on the SEC’s website at www.sec.gov and at http://ir.pgtindustries.com/sec.cfm

Net sales

We recorded increased sales of $67.1 million, or 28.0% in 2014, over 2013, including $13.3 million from CGI. Excluding sales from CGI, our organic sales growth was $53.8 million. This growth was driven by an increase in our WinGuard products which were up $38.5 million, or 22.4% versus 2013. This increase was driven by our promotional and marketing activities along with the continued strengthening of the new construction market. Moody’s is forecasting an increase in new single family home construction market of 14% for 2015. However, the repair and remodel market is forecasted to have a slow but steady improvement into 2015. At this time, we expect sales for the first quarter to be approximately $90 to $93 million. However, we announced a price increase which became effective in the first quarter of 2015 and believe our sales estimate for the first quarter of 2015 to include approximately $6 million of orders from customers that accelerated their orders in anticipation of the price increase. The acceleration of orders in advance of the price increase will likely have a negative impact on orders for the second quarter of 2015.

Gross margin

We believe the following factors, which are not all inclusive, may impact our gross margin in 2015:

•	Our gross margin percentages are heavily influenced by total sales due to operating leverage of fixed costs as well as product mix of impact and non-impact products and vinyl frame versus aluminum frame products.

•	Our margin is also influenced by costs of material and labor. As our labor force becomes more tenured, material and labor costs have begun to normalize as efficiencies are achieved. Our future rate of hiring will be impacted by the rate of sales growth.

•	We finished construction of our new glass plant by the end of third quarter 2014, which has favorably impacted our gross margins. However, we may still purchase outsourced glass that sales may require until we complete the second phase of our glass plant initiative, which will include purchasing glass laminating and insulating equipment.

•	Aluminum prices can fluctuate significantly resulting in impacts to our gross margin.

We have begun to see improvements in our gross margins which we believe are improvements in those items which negatively impacted our gross margin in the fourth quarter of 2014. Through the first seven weeks of 2015, direct labor and scrap have improved 0.3% and 1.0% of sales, respectively, compared to the fourth quarter. This, in part, helped improve our January consolidated gross margin to 32.3%. Given our sales mix during that seven week period, and improvements in operational performance, we anticipate gross margin for the first quarter of 2015 will range from 31.5% to 33.0%. We are adding additional glass capacity, including a laminating line towards the end of the second quarter, which will allow us to fully realize our expected glass capacity related savings.

Selling, general and administrative expenses

An increase in selling and marketing costs aimed at gaining market share and increased brand awareness would result in increased selling, general and administrative costs. Favorably impacting our selling, general and administrative expenses in 2014 was the reduction of amortization expense as we fully amortized our amortizable intangible assets in the first quarter of 2014. However, with the acquisition of CGI, we acquired additional amortizable intangible assets which we began amortizing in the late third quarter of 2014. In 2015, these amortizable intangible assets will be amortized for a full year compared to approximately only one quarter in 2014. For 2015, we estimate amortization of intangible assets will be approximately $3.4 million.

Interest expense

On September 22, 2014, we entered into the Credit Agreement, which establishes new senior secured credit facilities in an aggregate amount of $235 million, consisting of $200 million Tranche B term loan facility maturing in seven years that will amortize on a basis of 1% annually during the seven-year term, and a $35.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Interest expense will increase in 2015, as a result of the increased debt. For 2015, we estimate that interest expense, excluding any amortization of deferred financing costs or original issue discount, will be approximately $10.6 million.

Income tax expense

We fully released our valuation allowance on deferred tax assets in 2013 and were profitable in 2014 resulting in tax expense of $9.7 million, an effective tax rate of 37.1%. If we continue to be profitable, we will incur income tax expense at approximately a combined statutory rate of approximately 37% to 38%, which will impact our results.

Liquidity and capital resources

We had $42.5 million of cash on hand as of January 3, 2015. Management expects to spend between $15 million and $18 million in 2015, including capital expenditures related to the second phase of the new glass plant, primarily acquiring new glass laminating and insulating equipment, continued investments in our ERP system and product investments in lines targeted at increasing both gross sales and margins. We intend to use cash generated from operations to fund such capital expenditures, however no assurance can be given in this regard. We also expect to become a cash taxpayer in 2015 as we have only approximately $6.1 million of tax-effected federal net operating loss carry-forwards as the result of the acquisition of CGI which we can use in 2015 and the future.

Summary

In 2014, new home construction in the nation and Florida in particular improved, but is still below historic norms. We continue to gain market share in the repair and remodel market, and as consumers transition to a more energy efficient home, our products position us to take advantage of this transition and continue to gain share in this market. We acquired CGI which has a line of higher-margin impact-resistant products sold primarily in Florida, similar to PGT, and we completed our new glass facility late in the third quarter of 2014, which became fully operational during the fourth quarter of 2014. We are in the second phase of increasing our glass capacity by adding laminating and insulating equipment, which we estimate will be completed by the end of the second quarter of 2015. We faced some operational challenges during the fourth quarter of 2014 which, in view of our early 2015 results, appear to have improved. We are well positioned to take advantage of our increased capacity for processing our own glass.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in our aluminum materials. We are exposed to changes in the price of aluminum as set by the trades on the London Metal Exchange. At January 3, 2015, we had 23 forward aluminum contracts. These settle at various times throughout 2015 for 7.9 million pounds at an average price of $0.90 per pound. The fair value of our aluminum forward contracts is $0.5 million and is included in other current liabilities in the accompanying consolidated balance sheet as of January 3, 2015.

For forward contracts for the purchase of aluminum at January 3, 2015, a 10% decrease in the price of aluminum would decrease the fair value of our forward contracts of aluminum by $0.7 million. This calculation utilizes our actual commitment of 7.9 million pounds under contract (to be settled throughout 2015) and the market price of aluminum as of January 3, 2015, which was approximately $0.91 per pound.

Based on our debt outstanding at January 3, 2015, of $199.5 million, a 1% increase in interest rates would result in approximately $2.0 million of additional interest expense annually.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PGT, Inc.:

We have audited the accompanying consolidated balance sheet of PGT, Inc. and subsidiaries as of January 3, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended January 3, 2015. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGT, Inc. and subsidiaries as of January 3, 2015 and the results of their operations and their cash flows for the year ended January 3, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PGT, Inc.’s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 19, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida

March 19, 2015

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

PGT, Inc.

We have audited the accompanying consolidated balance sheet of PGT, Inc. and subsidiary as of December 28, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two fiscal years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PGT, Inc. and subsidiary at December 28, 2013, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida

February 28, 2014

PGT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net sales	$306,388	$239,303	$174,540
Cost of sales	213,596	159,169	114,872

Gross margin	92,792	80,134	59,668

Gain on sale of assets held	—	(2,195)	—
Selling, general and administrative expenses	56,377	54,594	47,094

Income from operations	36,415	27,735	12,574

Interest expense, net	5,960	3,520	3,437
Debt extinguishment costs	2,625	333	—
Other expense, net	1,750	437	72

Income before income taxes	26,080	23,445	9,065

Income tax expense (benefit)	9,675	(3,374)	110

Net income	$16,405	$26,819	$8,955

Net income per common share:
Basic	$0.35	$0.55	$0.17

Diluted	$0.33	$0.51	$0.16

Weighted average shares outstanding:
Basic	47,376	48,881	53,620

Diluted	49,777	52,211	55,262

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net income	$16,405	$26,819	$8,955

Other comprehensive income (loss) before tax
Change in fair value of derivatives	(212)	(1,391)	(24)
Reclassification to earnings	1,195	145	408

Other comprehensive income (loss) before tax	983	(1,246)	384

Income tax expense (benefit) related to components of other comprehensive income (loss)	431	(437)	—

Other comprehensive income (loss), net of tax	552	(809)	384

Comprehensive income	$16,957	$26,010	$9,339

The accompanying notes are an integral part of these consolidated financial statements

PGT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 3, 2015	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$42,469	$30,204
Accounts receivable, net	25,374	20,821
Inventories	19,970	12,908
Prepaid expenses	1,564	1,538
Other current assets	4,900	3,166
Deferred income taxes	5,160	2,763

Total current assets	99,437	71,400

Property, plant and equipment, net	60,898	44,123
Trade name and other intangible assets, net	82,724	38,869
Goodwill	66,580	—
Other assets, net	2,110	2,240

Total assets	$311,749	$156,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,404	$3,834
Accrued liabilities	11,924	11,688
Current portion of long-term debt	1,962	4,890

Total current liabilities	19,290	20,412

Long-term debt, less current portion	191,792	72,365
Deferred income taxes	25,956	13,380
Other liabilities	735	1,400

Total liabilities	237,773	107,557

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 49,797 and 48,868 shares issued and 47,707 and 46,871 shares outstanding at January 3, 2015, and December 28, 2013, respectively	498	489
Additional paid-in-capital	238,229	229,269
Accumulated other comprehensive loss	(1,671)	(2,223)
Accumulated deficit	(152,009)	(168,414)

Shareholders’ equity	85,047	59,121
Less: Treasury stock at cost	(11,071)	(10,046)

Total shareholders’ equity	73,976	49,075

Total liabilities and shareholders’ equity	$311,749	$156,632

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income	$16,405	$26,819	$8,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,534	4,622	5,731
Amortization	1,446	6,458	6,502
Provision for allowance for doubtful accounts	(535)	29	37
Stock-based compensation	1,214	970	1,363
Amortization and write-offs of deferred financing costs	3,533	1,660	857
Derivative financial instruments	669	(16)	136
Deferred income taxes	3,329	(3,460)	(82)
Tax benefit on exercised stock options	(6,064)	(396)	—
Gain on disposal of assets	—	(2,186)	(266)
Change in operating assets and liabilities (excluding the effects of the acquisition):
Accounts receivable	(642)	(8,234)	(667)
Inventories	(3,834)	(1,379)	73
Prepaid expenses and other current assets	(1,628)	(1,267)	87
Accounts payable and accrued liabilities	3,823	2,111	462

Net cash provided by operating activities	22,250	25,731	23,188

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,301)	(7,550)	(3,792)
Acquisition of CGI	(110,438)	—	—
Proceeds from disposals of assets	—	7,478	454

Net cash used in investing activities	(129,739)	(72)	(3,338)

Cash flows from financing activities:
Payments of long-term debt	(79,500)	(38,500)	(8,000)
Proceeds from issuance of long-term debt	198,000	80,000	—
Payments of financing costs	(5,466)	(3,583)	(143)
Payments of capital leases	—	—	(50)
Purchases of treasury stock	(1,025)	(56,091)	(3,946)
Proceeds from exercise of stock options	1,691	3,580	92
Tax benefit on exercised stock options	6,064	396	—
Other	(10)	—	—

Net cash provided by (used in) financing activities	119,754	(14,198)	(12,047)

Net increase in cash and cash equivalents	12,265	11,461	7,803
Cash and cash equivalents at beginning of period	30,204	18,743	10,940

Cash and cash equivalents at end of period	$42,469	$30,204	$18,743

Supplemental cash flow information:
Interest paid	$2,216	$2,662	$2,767

Income tax payments	$1,198	$135	$200

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

	Common stock		Additional			Accumulated Other
	Shares Outstanding	Amount	Paid-in Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Total
Balance at December 31, 2011	53,659,496	$537	$272,820	$(9)	$(204,188)	$(1,798)	$67,362
Vesting of restricted stock	10,639	—	—	—	—	—	—
Purchases of treasury stock	(922,694)	—	—	(3,946)	—	—	(3,946)
Stock-based compensation	—	—	1,363	—	—	—	1,363
Exercise of stock options, including tax benefit of $0	66,838	—	92	—	—	—	92
Comprehensive income, net of tax effect	—	—	—	—	—	384	384
Net income	—	—	—	—	8,955	—	8,955

Balance at December 29, 2012	52,814,279	$537	$274,275	$(3,955)	$(195,233)	$(1,414)	$74,210
Purchases of treasury stock	(7,865,249)	—	—	(56,091)	—	—	(56,091)
Retirement of treasury stock	—	(68)	(49,932)	50,000	—	—	—
Stock-based compensation	—	—	970	—	—	—	970
Exercise of stock options	1,922,167	20	3,560	—	—	—	3,580
Tax benefit on exercised stock options	—	—	396	—	—	—	396
Comprehensive loss, net of tax effect	—	—	—	—	—	(809)	(809)
Net income	—	—	—	—	26,819		26,819

Balance at December 28, 2013	46,871,197	$489	$229,269	$(10,046)	$(168,414)	$(2,223)	$49,075
Vesting of restricted stock	22,581	—	—	—	—	—	—
Purchases of treasury stock	(93,081)	—	—	(1,025)	—	—	(1,025)
Stock-based compensation	—	—	1,214	—	—	—	1,214
Exercise of stock options	906,573	9	1,682	—	—	—	1,691
Tax benefit on exercised stock options	—	—	6,064	—	—	—	6,064
Comprehensive income, net of tax effect	—	—	—	—	—	552	552
Net income	—	—	—	—	16,405	—	16,405

Balance at January 3, 2015	47,707,270	$498	$238,229	$(11,071)	$(152,009)	$(1,671)	$73,976

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

PGT, Inc. (“PGTI”, “we,” or the “Company”) is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority of our sales, are to customers in the state of Florida; however, we also sell products in over 48 states, the Caribbean, Canada, Australia, and in South and Central America. Products are sold through an authorized dealer and distributor network.

On September 22, 2014 (the Closing Date), we completed the acquisition of CGI Windows and Doors Holdings, Inc. (CGI) which became a wholly-owned subsidiary of PGT Industries, Inc., which is wholly-owned by PGTI. CGI was established in 1992 and has consistently built a reputation based on designing and manufacturing quality impact resistant products that meet or exceed the stringent Miami-Dade County impact standards. (See Note 4).

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. We have two manufacturing operations with one in North Venice and one in Miami. Additionally, we have one glass tempering and laminating plant, one insulation glass plant, and we completed a second glass tempering and laminating plant in 2014, all in North Venice.

All references to PGTI or our Company apply to the consolidated financial statements of PGT, Inc. unless otherwise noted.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Fiscal period

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The year ended January 3, 2015, consisted of 53 weeks. The years ended December 28, 2013, and December 29, 2012, consisted of 52 weeks.

Principles of consolidation

The consolidated financial statements present the results of the operations, financial position and cash flows of PGTI, its wholly owned subsidiary, PGT Industries, Inc. and its wholly-owned subsidiary, CGI. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue recognition

We recognize sales when all of the following criteria have been met: a valid customer order with a fixed price has been received; the product has been delivered; and collectability is reasonably assured. All sales recognized are net of allowances for discounts and estimated credits, which are estimated using historical experience. We record provisions against gross revenues for estimated credits in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, analysis of credit memorandum activity.

Cost of sales

Cost of sales represents costs directly related to the production of our products. Primary costs include raw materials, direct labor, and manufacturing overhead. Manufacturing overhead and related expenses primarily include salaries, wages, employee benefits, utilities, maintenance, engineering and property taxes.

Shipping and handling costs

Shipping and handling costs incurred in the purchase of materials used in the manufacturing process are included in cost of sales. Costs relating to shipping and handling of our finished products are included in selling, general and administrative expenses and totaled $13.0 million, $10.6 million and $9.0 million for the years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively.

Advertising

We expense advertising costs as incurred. Advertising expense included in selling, general and administrative expenses was $0.7 million, $0.7 million and $0.7 million for the years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively.

Research and development costs

We expense research and development costs as incurred. Research and development costs included in cost of sales were $1.8 million, $1.3 million and $1.4 million for the years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand or highly liquid investments with an original maturity date of three months or less.

Accounts and notes receivable and allowance for doubtful accounts

We extend credit to qualified dealers and distributors, generally on a non-collateralized basis. Accounts receivable and notes receivable are recorded at their gross receivable amount, reduced by an allowance for doubtful accounts that results in the receivable being recorded at its net realizable value. The allowance for doubtful accounts is based on management’s assessments of the amount which may become uncollectible in the future and is determined through consideration of our write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions. Uncollectible accounts are written off after repeated attempts to collect from the customer have been unsuccessful.

	January 3, 2015	December 28, 2013
	(in thousands)
Accounts receivable	$25,680	$21,334
Less: Allowance for doubtful accounts	(306)	(513)

	$25,374	$20,821

As of January 3, 2015, December 28, 2013, and December 29, 2012, there were $0.3 million, $0.6 million and $0.2 million of trade notes receivable, respectively, for which there was an allowance of $0.2 million, $0.3 million and $0.2 million, respectively, included in other current assets and other assets, depending on due date, in the accompanying consolidated balance sheets.

Self-insurance reserves

We are primarily self-insured for employee health benefits and for years prior to 2010 for workers’ compensation claims. Our workers’ compensation reserves are accrued based on third-party actuarial valuations of the expected future liabilities. Health benefits are self-insured by us up to pre-determined stop loss limits. These reserves, including incurred but not reported claims, are based on internal computations. These computations consider our historical claims experience, independent statistics, and trends. Changes to actual workers’ compensation or health benefit claims incurred could have a material impact on our estimated self-insurance reserves. For 2014, 2013, and 2012 we are fully insured with respect to workers’ compensation. Accruals for healthcare claims and workers’ compensation are included in accrued liabilities in the accompanying consolidated balance sheets.

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

During 2014, we recorded warranty expense at an average rate of 1.80% of sales. This rate is higher than the average rate of 1.30% of sales accrued in fiscal year 2013, due to an increase in service claims experienced in 2014. We assess the adequacy of our warranty accrual on a quarterly, and yearly basis, and adjust the previous amounts recorded, if necessary, to reflect the change in estimate of the future costs of claims yet to be serviced.

Accrued Warranty	Beginning of Period	Acquired	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)
Year ended January 3, 2015	$2,666	$239	$5,492	$473	$(5,568)	$3,302
Year ended December 28, 2013	$3,858	$—	$2,992	$(419)	$(3,765)	$2,666
Year ended December 29, 2012	$4,406	$—	$3,157	$(512)	$(3,193)	$3,858

The accrual for warranty is included in accrued liabilities and other liabilities, depending on estimated settlement date, in the consolidated balance sheets as of January 3, 2015, and December 28, 2013. The portion of warranty expense related to the issuance of product is $3.1 million, $0.4 million and $0.3 million is included in cost of sales on the consolidated statements of operations for the years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively. The portion related to servicing warranty claims including costs of the service department personnel is included in selling, general and administrative expenses on the consolidated statements of operations, and is $2.9 million, $2.2 million and $2.3 million, respectively, for the years ended January 3, 2015, December 28, 2013, and December 29, 2012.

Inventories

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited finished goods inventory as all products are custom, made-to-order products. Finished goods inventory costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The reserve for obsolescence is based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined through company history, specific identification and consideration of prevailing economic and industry conditions. Inventories consist of the following:

	January 3, 2015	December 28, 2013
	(in thousands)
Raw materials	$16,674	$11,305
Work in progress	791	329
Finished goods	2,505	1,274

	$19,970	$12,908

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life. Depreciable assets are assigned estimated lives as follows:

Building and improvements	5 to 40 years
Leasehold improvements	3 to 5 years
Furniture and equipment	3 to 10 years
Vehicles	5 to 10 years
Computer software	3 years

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

Capitalized software as of January 3, 2015, and December 28, 2013, was $14.0 million and $13.7 million, respectively. Accumulated depreciation of capitalized software was $13.4 million and $12.9 million as of January 3, 2015, and December 28, 2013, respectively.

Depreciation expense for capitalized software was $0.5 million, $0.8 million, and $1.0 million for the years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively.

We review the carrying value of capitalized software and development costs for impairment in accordance with our policy pertaining to the impairment of long-lived assets.

Goodwill

Goodwill represents the excess of the consideration paid in a business combination over the fair value of the identifiable net assets acquired. We test goodwill for impairment at reporting unit level at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. Our annual test for impairment is done on the first day of our fiscal fourth quarter. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If we elect to bypass the qualitative assessment or if we determine, based on qualitative factors, that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, a two-step quantitative test is required. In Step 1, we compare the fair value of our reporting unit with its net carrying value, including goodwill. If the net carrying value of our reporting unit exceeds its fair value, we then perform Step 2 of the impairment test to measure the amount of impairment loss, if any. In Step 2, we allocate our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill (implied fair value of goodwill). If the carrying amount of our reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess up to the carrying value of goodwill. In performing the two-step quantitative assessment, fair value of the reporting unit is based on discounted cash flows, market multiples, and/or appraised values, as appropriate. (See Note 6).

Significant judgments and estimates are used in the determination our reporting unit’s fair value. Discounted cash flow analyses utilize sensitive estimates, including projections of revenues and operating costs considering historical and anticipated future results, general economic and market conditions, discount rates, as well as the impact of planned business or operational strategies. Deterioration in economic or market conditions, as well as increased costs arising from the effects of regulatory or legislative changes may result in declines in our reporting unit’s performance beyond current expectations. Declines in our reporting unit’s performance, increases in equity capital requirements, or increases in the estimated cost of debt or equity, could cause the estimated fair value of our reporting unit or its associated goodwill to decline, which could result in an impairment charge to earnings in a future period related to some portion of the associated goodwill.

Other intangibles

Other intangible assets consist of trade names, customer-relationships, developed technology and a non-compete intangible asset. The useful lives of trade names were determined to be indefinite and, therefore, these assets are not being amortized. Customer-related intangible assets are being amortized over their estimated useful lives of eight to ten years. Developed technology is being amortized over its estimated useful lives of ten years. Non-compete intangible asset is being amortized over its estimated useful lives of two years. The impairment evaluation of intangible assets with indefinite lives is conducted annually, on the first day of our fiscal fourth quarter, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value.

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

Deferred financing costs

On September 22, 2014, we entered into a Credit Agreement (the “2014 Credit Agreement”), among us, the lending institutions identified in the 2014 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2014 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $235.0 million, consisting of a $200.0 million Term B term loan facility maturing in seven years that will amortize on a basis of 1% annually during the seven-year term, and a $35.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. (See Note 8).

There was a 1% discount, or $2.0 million, upon issuance of the debt under the 2014 Credit Agreement which we recorded as a discount and which is presented net within the current and long-term portions of debt on the consolidated balance sheet as of January 3, 2015. The Company incurred issuance costs of $5.5 million, of which $3.8 million were paid directly to the lenders and were classified as a discount and presented net within the current and long-term portions of debt on the consolidated balance sheet as of January 3, 2015. The remainder of $1.7 million was reported as deferred financing costs in current assets and other assets on the consolidated balance sheet as of January 3, 2015.

At the time we entered into the 2014 Credit Agreement, we had $1.5 million recorded as discount presented net within the current and long-term portions of debt and $1.7 million recorded as deferred financing fees presented in current and other assets relating to the 2013 Credit Agreement. Of these debt issuance costs, $0.2 million of costs recorded as discount and $0.4 million of costs recorded as deferred financing fees were not written-off as one of the lenders in the 2014 Credit Agreement was also a lender in the 2013 Credit Agreement and for which we treated the 2014 refinancing as a modification. The remaining debt issuance costs relating to the 2013 Credit Agreement of $2.6 million were written-off as debt extinguishment costs in other expenses, net, on the consolidated statements of operations for the year ended January 3, 2015.

At January 3, 2015, we had debt issuance costs of $5.7 million recorded as discount presented net within the current and long-term portions of debt and $2.0 million recorded as deferred financing fees presented in current and other assets relating to the 2014 Credit Agreement. These debt issuance costs are being amortized to interest expense, net, under the effective interest method on the consolidated statements of operations over the term of the 2014 Credit Agreement. There was $0.9 million of amortization for the year ended January 3, 2015, $1.0 million of amortization for the year ended December 28, 2013, and $0.9 million for the year ended December 29, 2012 related to debt discount and deferred financing costs.

Estimated amortization of debt issuance costs is as follows for future fiscal years:

	Classified As
(in thousands)	Deferred Financing Costs	Original Issue Discount	Total
2015	$301	$714	$1,015
2016	320	783	1,103
2017	329	820	1,149
2018	339	858	1,197
2019	313	899	1,212
Thereafter	400	1,672	2,072

Total	$2,002	$5,746	$7,748

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

We account for derivative instruments in accordance with the guidance under the Derivatives and Hedging topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification) which requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship based on its effectiveness in hedging against the exposure and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge.

Our forward contracts are designated and accounted for as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk). The Derivatives and Hedging topic of the Codification provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the underlying transaction affects earnings. The ineffective portion of the gain or loss on these derivative instruments, if any, is recognized in other income/expense in current earnings during the period of change.

On occasion, cash flow hedges may no longer qualify to be designated as hedging instruments; at that time future changes in fair value are recognized in earnings. When a cash flow hedge is terminated, becomes ineffective, or is de-designated, if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in other comprehensive income remain in other comprehensive income and are recognized in earnings in the period in which the hedged transaction affects earnings.

As of January 3, 2015, we did not have cash on deposit with our commodities broker related to funding of margin calls on open forward contracts for the purchase of aluminum. The net liability position of $491 thousand on January 3, 2015, is included in accrued liabilities in the accompanying consolidated balance sheet as it related to open contracts with scheduled prompt dates in 2015. The net liability position of $479 thousand on December 28, 2013, is included in accrued liabilities and other liabilities in the accompanying consolidated balance sheet as it related to open contracts with scheduled prompt dates in 2014 and 2015.

For consolidated statement of cash flows presentation, we present net cash receipts from and payments to the margin account as investing activities.

On September 16, 2013, we entered into two interest rate caps and one interest rate swap. At January 3, 2015, only one cap remained, the fair value of which was in an asset position of $2 thousand. (See Note 9).

Financial instruments

Our financial instruments, not including derivative financial instruments discussed in Note 10, include cash, accounts and notes receivable, and accounts payable, and accrued liabilities whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include long-term debt. The fair value of our long-term debt is based on debt with similar terms and characteristics and was approximately $193.8 million as of January 3, 2015, and $77.3 million as of December 28, 2013, both of which approximate carrying value as of those dates.

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

We maintain our cash with several financial institutions. The balance exceeds federally insured limits. At January 3, 2015, and December 28, 2013, such balance exceeded the insured limit by $41.7 million and $29.7 million, respectively.

Comprehensive income

Comprehensive income is reported on the consolidated statements of comprehensive income. Accumulated other comprehensive loss is reported on the consolidated balance sheets and the consolidated statements of shareholders’ equity.

Gains and losses on cash flow hedges, to the extent effective, are included in other comprehensive income (loss). Reclassification adjustments reflecting such gains and losses are recorded as income in the same period as the hedged items affect earnings. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 9.

Stock compensation

We use a fair-value based approach for measuring stock-based compensation and, therefore, record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Our Company’s awards vest based only on service conditions and compensation expense is recognized on a straight-line basis for each separately vesting portion of an award. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. We recorded compensation expense for stock based awards of $1.2 million before tax, or $0.02 per diluted share after tax-effect, $1.0 million before tax, or $0.01 per diluted share after tax-effect and $1.4 million before income tax, or $0.02 per diluted share after tax-effect, in the years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively.

Income and Other Taxes

We account for income taxes utilizing the liability method. Deferred income taxes are recorded to reflect consequences on future years of differences between financial reporting and the tax basis of assets and liabilities measured using the enacted statutory tax rates and tax laws applicable to the periods in which differences are expected to affect taxable earnings. We have no liability for unrecognized tax benefits. However, should we accrue for such liabilities, when and if they arise in the future, we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

Sales taxes collected from customers have been recorded on a net basis.

Net income per common share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents using the treasury stock method. We follow the “two class” method of accounting for earnings per share due to the fact that our unvested restricted stock awards are participating securities.

Our weighted average shares outstanding excludes underlying options of less than 0.1 million and 0.5 million for the years ended January 3, 2015, and December 29, 2012, respectively, because their effects were anti-dilutive. There were no anti-dilutive options outstanding for the year ended December 28, 2013.

The table below presents the calculation of basic and diluted earnings per share, including a reconciliation of weighted average common shares:

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
(in thousands, except per share amounts)
Numerator:
Net income	$16,405	$26,819	$8,955

Denominator:
Weighted-average common shares - Basic	47,376	48,881	53,620
Add: Dilutive effect of stock compensation plans	2,401	3,330	1,642

Weighted-average common shares - Diluted	49,777	52,211	55,262

Net income per common share:
Basic	$0.35	$0.55	$0.17

Diluted	$0.33	$0.51	$0.16

3. Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward Exists,” which requires tax benefits to be presented in the financial statement as a reduction to deferred tax asset for a net operating loss carryforward or a tax credit carryforward. The provisions of the guidance were effective for us beginning in first quarter of 2014. The adoption of this accounting pronouncement did not have a material impact on our disclosures.

4. Acquisition of CGI Windows and Doors

On September 22, 2014, we completed the acquisition of CGI which became a wholly-owned subsidiary of PGT, Inc. The transaction, valued at $110.4 million, is consistent with our plan to grow strategically while contributing to earnings growth through targeted acquisitions of complementary specialty products. This acquisition was financed with borrowings under the 2014 Credit Agreement. The estimated fair value of assets acquired and liabilities assumed as of the Closing Date, as adjusted through January 3, 2015, are as follows:

Current Estimate
Accounts receivable	$4,156
Inventories	3,229
Prepaid expenses	303
Property, plant and equipment	1,709
Intangible assets	45,300
Other assets	65
Goodwill	66,580
Deferred income taxes	(6,417)
Accounts payable and accrued liabilities	(4,136)
Other liabilities	(351)

Purchase price	$110,438

The purchase price paid was preliminarily allocated to the net assets acquired based on their fair value on September 22, 2014, in accordance with ASC 805 “Business Combinations”. The fair value of working capital related items, such as accounts receivable, inventories, prepaids, and accounts payable and accrued liabilities, approximated their book values at the date of acquisition. Valuations of the intangible assets (See Note 6) were valued using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs.

Acquisition costs totaling $1.7 million are included in selling, general, and administrative expenses on the consolidated statement of operations for the year ended January 3, 2015, and relate to legal expenses, diligence, and accounting services. Net sales and net income included in the consolidated statement of operations for the year ended January 3, 2015, from CGI for the period from the Closing Date to January 3, 2015, are $13.3 million and $148 thousand, respectively.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, was preliminarily determined to be $66.6 million, of which $9.3 million is expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through additional sales channel opportunities as well as operational efficiencies. If our preliminary value of assets and liabilities changes, there will be an equal and offsetting change to the recorded goodwill.

The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of the earliest period presented. Pro forma results have been prepared by adjusting our historical results to include the results of CGI adjusted for the following: amortization expense related to the estimated intangible assets arising from the acquisition and interest expense to reflect the 2014 Credit Agreement entered into in connection with the acquisition.

The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the earliest period presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

	Year Ended
Pro Forma Results (unaudited)	January 3, 2015	December 28, 2013
(in thousands, except per share amounts)
Net sales	$337,369	$272,132

Net income	$15,209	$24,985

Net income per common share:
Basic	$0.32	$0.51

Diluted	$0.31	$0.48

5. Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of:

	January 3, 2015	December 28, 2013
	(in thousands)
Land	$6,298	$5,641
Buildings and improvements	45,656	36,686
Machinery and equipment	52,838	45,058
Vehicles	8,048	6,453
Software	13,984	13,730
Construction in progress	5,544	3,552

	132,368	111,120
Less: Accumulated depreciation	(71,470)	(66,997)

	$60,898	$44,123

In the second quarter of 2012, we entered into an agreement to list the Salisbury, North Carolina facility for sale with an agent, at which time the asset was moved to assets held for sale in the accompanying consolidated balance sheets. During the fourth quarter, we accepted an offer to sell the property and the sale closed in the first quarter of 2013. The purchase price less closing costs is in excess of the current carrying costs. The facility’s carrying value was $5.3 million as of December 29, 2012. On January 23, 2013, the sale closed for approximately $8.0 million in cash (approximately $7.5 million net of selling costs), and as such we recognized a gain of $2.2 million related to the sale in 2013.

6. Goodwill, Trade Names and Other Intangible Assets

Trade names and other intangible assets are as follows as of:

	January 3, 2015	December 28, 2013	Initial Useful Life (in years)
	(in thousands)
Goodwill	$66,580	$—	indefinite

Other intangible assets:
Trade names	$57,441	$38,441	indefinite

Customer relationships	79,700	55,700	8-10
Developed technology	1,700	—	10
Non-compete agreement	600	—	2
Less: Accumulated amortization	(56,717)	(55,272)

Subtotal	25,283	428

Other intangible assets, net	$82,724	$38,869

Goodwill

We completed a qualitative assessment of goodwill impairment on our reporting unit on the first day of our fourth quarter of 2014. This qualitative assessment included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions in the industry in which our reporting unit operates, its competitive environment, the availability and costs of its raw materials and labor, the financial performance of our reporting unit in the several days since its acquisition, and the market’s reaction to our acquisition based on the change in our share price (or lack thereof) in the period following its announcement. We also considered that no new impairment indicators were identified in the six days from the date of acquisition to the date of our qualitative assessment. Based on that assessment, we concluded that it is more likely than not that the fair value of our reporting unit exceeded its carrying value on the first day of our fourth quarter.

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

Our annual test of trade names performed on the first day of our 2014 fourth quarter, utilized net sales, which reflected the current market conditions and include modest growth in future years, a weighted average royalty rate of 3.9% and a discount rate of 13.4%. The estimated fair value of the trade names for which we performed an annual impairment test exceeded book value by approximately 144%, or $55.3 million. We believe our projected sales are reasonable based on available information regarding our industry. We also believe the royalty rate is appropriate and could improve over time based on market trends and information, including that which is set forth above. The discount rate was based on current financial market trends and will remain dependent on such trends in the future.

Our annual test of trade names for impairment did not include a quantitative test of the trade names indefinite lived intangible asset acquired in the CGI acquisition (See Note 4). A valuation of this trade name intangible was conducted for purposes of allocating the purchase price to the net assets acquired in accordance with ASC 805, “Business Combinations” as of the Closing Date of September 22, 2014, and resulted in a value of $19.0 million. We concluded that the valuation date of September 22, 2014, and the date of our annual test of indefinite lived intangibles assets for impairment of September 28, 2014 were not significantly different and that a separate quantitative test for impairment of this intangible asset was not necessary.

However, we completed a qualitative assessment of this indefinite-lived intangible asset on the first day of our fourth quarter of 2014. This qualitative assessment included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions in the industry in which our reporting unit operates at which this indefinite-lived intangible asset is recorded, its competitive environment, the availability and costs of its raw materials and labor, the financial performance of our reporting unit in the several days since its acquisition, and the market’s reaction to our acquisition based on the change in our share price (or lack thereof) in the period following its announcement. We also considered that no new impairment indicators were identified in the six days from the date of valuation of this indefinite-lived intangible asset to the date of our qualitative assessment. Based on that assessment, we concluded that it is more likely than not that our reporting unit’s trade name is not impaired.

Amortizable Intangible Assets

We test amortizable intangible assets for impairment when indicators of impairment exist. No impairment testing was performed during the years ended January 3, 2015, December 28, 2013, and December 29, 2012, as we determined that there were no impairment indicators at any time during that three-year period.

We acquired certain amortizable intangible assets in the CGI acquisition (See Note 4). A valuation of these amortizable intangible assets was conducted for purposes of allocating the purchase price to the net assets acquired in accordance with ASC 805, “Business Combinations” as of the Closing Date of September 22, 2014, and resulted in values of $24.0 million for customer relationships (8 year life), $1.7 million for developed technology (10 year life) and $600 thousand for a non-compete agreement (2 year life). No impairment testing was performed during the period from September 22, 2014, to January 3, 2015, as we determined that there were no impairment indicators at any time during this period. We are amortizing these assets on a straight-line basis.

Estimated amortization of our customer relationships, developed technology and non-compete agreement intangible assets is as follows for future fiscal year:

(in thousands)
2015	$3,413
2016	3,379
2017	3,161
2018	3,161
2019	3,161
Thereafter	9,008

Total	$25,283

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	January 3, 2015	December 28, 2013
	(in thousands)
Accrued payroll and benefits	$4,607	$6,019
Accrued warranty	2,658	1,923
Unearned revenue	1,405	1,451
Accrued health claims insurance payable	908	743
Accrued interest	874	246
Aluminum forward contracts	491	441
Other	981	865

	$11,924	$11,688

Other accrued liabilities are comprised primarily of state sales taxes and customer rebates.

8. Long-Term Debt

Long-term debt consists of the following:

	January 3, 2015	December 28, 2013
	(in thousands)
Term loan payable with a payment of $0.5 million due quarterly.
A lump sum payment of $186.0 million is due on September 22, 2021. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At January 3, 2015, the average rate was 1.00% plus a margin of 4.25%.	$199,500	$—

Term note payable with a payment of $1.0 million due quarterly.
A lump sum payment of $63.0 million is due on May 28, 2018. Interest is payable monthly, or quarterly at LIBOR or the prime rate plus an applicable margin. At December 28, 2013, the average rate was 0.16% plus a margin of 3.00%.	—	79,000

Debt discount (1)	(5,746)	(1,745)

	193,754	77,255
Less current portion of long-term debt	(1,962)	(4,890)

Total	$191,792	$72,365

(1)	Debt discount – represents fees paid to the lender at time the debt was issued, and is accounted for as a reduction in the debt proceeds and is amortized over the life of the debt instrument.

2013 Credit Agreement

On May 28, 2013, we entered into the 2013 Credit Agreement with the various financial institutions and other persons from time to time parties thereto as lenders (the “Lenders”), SunTrust Bank, as administrative agent (in such capacity, the “Administrative Agent”), as collateral agent, as swing line lender and as a letter of credit issuer, and the other agents and parties thereto. The 2013 Credit Agreement established new senior secured credit facilities in an aggregate amount of $105.0 million, consisting of an $80.0 million Tranche A term loan facility maturing in five years that amortized on a basis of 5% annually during the five-year term, and a $25.0 million revolving credit facility maturing in five years that included a $5.0 million swing line facility and a $10.0 million letter of credit facility.

Interest on all loans under the 2013 Credit Agreement was payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, a base rate or LIBOR plus an applicable margin. The applicable margin was based on our leverage ratio, ranging from 300 to 350 basis points in the case of LIBOR and 200 to 250 basis points in the case of the base rate. We paid quarterly fees on the unused portion of the revolving credit facility equal to 0.50% as well as a quarterly letter of credit fee at a rate per annum equal to the applicable margin for LIBOR loans on the face amount of any outstanding letters of credit. In connection with this refinancing, we wrote-off $0.3 million of deferred financing costs from the Old Credit Agreement, which are classified within other expense (income), net in the consolidated statement of operations for the year ended December 28, 2013.

On September 16, 2013, we entered into two interest rate caps and one interest rate swap to hedge a portion of our debt against volatility in future interest rates. At the time we entered into the 2014 Credit Agreement, we had one cap and the swap outstanding. As a result of the termination of the 2013 Credit Agreement, the underlying transactions relating to the cap and the swap were no longer probable of occurring and both instruments were de-designated and marked-to-market. During the fourth quarter of 2014, we terminated the swap with a payment of $1.4 million. (See Note 9)

The 2013 Credit Agreement required us to maintain a maximum leverage ratio (based on the ratio of total funded debt to consolidated EBITDA, each as defined in the 2013 Credit Agreement) and a minimum fixed charge coverage ratio (based on the ratio of consolidated EBITDA minus net cash taxes minus capital expenditures to cash interest expense plus scheduled principal payments of term loans, each as defined in the 2013 Credit Agreement), which was tested quarterly based on the last four fiscal quarters and was set at levels as described in the 2013 Credit Agreement. As of December 28, 2013, we were in compliance with all debt covenants.

The Credit Agreement also contained a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2013 Credit Agreement also contained customary events of default.

In connection with entering into the 2013 Credit Agreement, on May 28, 2013, we terminated the Credit Agreement, dated as of June 23, 2011, among PGT Industries, Inc., as the borrower, the Company, as guarantor, the lenders from time to time party thereto and General Electric Capital Corporation, as administrative agent and collateral agent (the “Old Credit Agreement”). Proceeds from the term loan facility under the 2013 Credit Agreement were used to repay amounts outstanding under the Old Credit Agreement, repurchase shares of our common stock having an aggregate value of approximately $50 million, and pay certain fees and expenses.

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

On August 5, 2013, we entered into Amendment No. 1 (the “Amendment”) to the 2013 Credit Agreement dated May 28, 2013. The Amendment permitted us to make capital expenditures (as defined in the 2013 Credit Agreement) in an amount up to but not exceeding $14.0 million in connection with the expansion and operation of our glass processing business and activities without reducing the amount of capital expenditures otherwise permitted.

The face value of the debt as of December 28, 2013, was $79.0 million. The Company incurred issuance costs of $3.6 million, of which $2.0 million of the costs were classified as a discount and presented in the current and long-term portion of debt on the consolidated balance sheet at December 28, 2013. Approximately $1.3 million was reported as debt issuance costs in current assets and other assets on the consolidated balance sheet at December 28, 2013, while the remaining $0.3 million was expensed in selling, general and administrative expense on the consolidated statement of operations for the year ended December 28, 2013. The debt issuance costs and discount were being amortized to interest expense, net on the consolidated statements of operations for the year ended December 28, 2013 over the term of the debt.

In connection with the cash proceeds from the sale of our Salisbury facility on January 23, 2013, we voluntarily prepaid $7.5 million of debt under the Old Credit Agreement on January 31, 2013.

As discussed under 2014 Credit Agreement below, the 2013 Credit Agreement was terminated effective September 22, 2014.

2014 Credit Agreement

On September 22, 2014, we entered into the 2014 Credit Agreement, among us, the lending institutions identified in the 2014 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2014 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $235.0 million, consisting of a $200.0 million Term B term loan facility maturing in seven years that will amortize on a basis of 1% annually during the seven-year term, and a $35.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2014 Credit Agreement are secured by substantially all of our assets as well as our subsidiaries’ assets. As of January 3, 2015, there were $0.5 million of letters of credit outstanding and $34.5 million available on the revolver.

Interest on all loans under the 2014 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the term loans and the revolving credit facility accrue interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin is 425 basis points in the case of LIBOR and 325 basis points in the case of the base rate. We will pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 425 basis points per annum on the face amount of any outstanding letters of credit.

The 2014 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2014 Credit Agreement), and will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2014 Credit Agreement. As of January 3, 2015, no such test is required as we have not exceeded 20% of our revolving capacity.

The 2014 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2014 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2014 Credit Agreement may be accelerated and may become immediately due and payable.

In connection with entering into the 2014 Credit Agreement, on September 22, 2014, we terminated our prior credit agreement, dated as of May 28, 2013, among PGT Industries, Inc., as the borrower, the Company, as guarantor, the lenders from time to time party thereto and SunTrust Bank, as administrative agent and collateral agent (the “2013 Credit Agreement”). Proceeds from the term loan facility under the 2014 Credit Agreement were used to repay amounts outstanding under the 2013 Credit Agreement and the acquisition of CGI, and certain fees and expenses.

The face value of the Credit Agreement at the time of issuance was $200 million of which $0.5 million was repaid as a scheduled debt repayment in the fourth quarter of 2014. As of January 3, 2015, the face value of debt outstanding under the Credit Agreement was $199.5 million. There was a 1% discount, or $2.0 million, upon issuance of the debt under the Credit Agreement which we recorded as a discount and which is presented in the current and long-term portions of debt on the consolidated balance sheet as of January 3, 2015. The Company incurred issuance costs of $5.5 million, of which $3.8 million were paid directly to the lenders and classified as a discount and presented net within the current and long-term portions of debt on the consolidated balance sheet as of January 3, 2015. The remainder of $1.7 million was reported as deferred financing costs in current assets and other assets on the consolidated balance sheet as of January 3, 2015.

At the time of the refinancing, we had $1.5 million recorded as discount presented net within the current and long-term portions of debt and $1.7 million recorded as deferred financing fees presented in current and other assets relating to the 2013 Credit Agreement. Of these debt issuance costs, $0.2 million of costs recorded as discount and $0.4 million of costs recorded as deferred financing fees were not written-off as one of the lenders in the 2014 Credit Agreement was also a lender in the 2013 Credit Agreement and for which we treated the 2014 refinancing as a modification. The remaining debt issuance costs relating to the 2013 Credit Agreement of $2.6 million were written-off as debt extinguishment costs in other expenses, net, on the consolidated statement of operations for the year ended January 3, 2015.

At January 3, 2015, we had debt issuance costs of $5.7 million recorded as discount presented net within the current and long-term portions of debt and $2.0 million recorded as deferred financing fees presented in current and other assets relating to the 2014 Credit Agreement. These debt issuance costs are being amortized to interest expense, net, under the effective interest method on the consolidated statements of operations over the term of the 2014 Credit Agreement.

The contractual future maturities of long-term debt outstanding as of January 3, 2015, are as follows (excluding unamortized debt discount and deferred financing fees):

(in thousands)
2015	$2,000
2016	2,000
2017	2,000
2018	2,000
2019	2,000
Thereafter	189,500

Total	$199,500

Interest expense, net consisted of the following:

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
(in thousands)
Long-term debt	$4,841	$2,295	$2,396
Debt fees	240	235	213
Amortization of deferred financing costs and original issue discount	945	1,021	857
Interest income	(37)	(25)	(20)

Interest expense	5,989	3,526	3,446
Capitalized interest	(29)	(6)	(9)

Interest expense, net	$5,960	$3,520	$3,437

9. Derivatives

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

As of January 3, 2015, the fair value of our aluminum forward contracts was in a net liability position of approximately $491 thousand. We had 23 outstanding forward contracts for the purchase of 7.9 million pounds of aluminum at an average price of $0.90 per pound with maturity dates of between less than one month and 12 months through December 2015. We assessed our risk of non-performance of the Company on these contracts and recorded an immaterial adjustment to fair value as of January 3, 2015.

Although it is our intent to have our aluminum hedges qualify as highly effective for reporting purposes, for the year ended January 3, 2015, only 17 of our outstanding contracts during our first quarter ended March 29, 2014, qualified as effective. Since the end of our first quarter of 2014, all outstanding contracts did not qualify as effective. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. When a cash flow hedge becomes ineffective, and if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in accumulated other comprehensive loss remain in accumulated other comprehensive loss and are recognized in earnings in the period in which the hedged transaction affects earnings. The change in value of the aluminum forward contracts occurring after ineffectiveness is recognized in other expense, net on the consolidated statement of operations for the year ended January 3, 2015, and totaled $0.2 million. The amount of losses recognized in the accumulated other comprehensive loss line item in the accompanying consolidated balance sheet as of January 3, 2015, that will be reclassified to earnings within the next three months will be immaterial.

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

Interest Rate Contracts

On September 16, 2013, we entered into two interest rate caps and one interest rate swap. The first was a one year interest rate cap agreement with a notional amount of $40.0 million that was designated as a cash flow hedge that protected the variable rate debt from an increase in the floating one month LIBOR rate of greater than 0.50%. This interest rate cap agreement expired during our 2014 third quarter. The second is a two year interest rate cap agreement with a notional amount of $20.0 million that was designated as a cash flow hedge that protects the variable rate debt from an increase in the floating one month LIBOR rate of greater than 0.50%. As a result of the termination of the 2013 Credit Agreement, effective on September 22, 2014, the second cap was de-designated as a cash flow hedge and was and will continue to be marked-to-market.

The swap was a forward starting three year six months interest rate swap agreement with a notional amount of $40.0 million that effectively converted a portion of the floating rate debt to a fixed rate of 2.15%. As a result of the termination of the 2013 Credit Agreement, effective on September 22, 2014, the swap was de-designated as a cash flow hedge and, during the fourth quarter of 2014, we terminated this interest rate swap with a payment of $1.4 million.

The fair value of our aluminum hedges and interest rate cap are classified in the accompanying consolidated balance sheets as follows (in thousands):

		January 3, 2015	December 28, 2013
Derivatives in a net asset (liability) position	Balance Sheet Location
Hedging instruments:
Aluminum forward contracts	Accrued liabilities	$(491)	$(441)
Aluminum forward contracts	Other liabilities	—	(38)
Interest rate cap	Other current assets	2	21
Interest rate cap	Other assets	—	13
Interest rate swap	Other liabilities	—	(630)

Total hedging instruments		$(489)	$(1,075)

The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive losses, net of tax, was $77 thousand as of January 3, 2015. The ending accumulated balance for the aluminum forward contracts and interest rate swaps included in accumulated other comprehensive losses, net of tax, was $0.7 million as of December 28, 2013. In December 29, 2012, the ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive income, net of tax, was $0.1 million.

The impact of the offsetting derivative instruments are depicted below (in thousands):

	As of January 3, 2015
				Gross Amounts not Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts of Recognized Assets	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate cap	$2	$—	$2	$—	$—	$2

				Gross Amounts not Offset
	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset	Net Amounts of Recognized (Liabilities)	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum forward contracts	$(491)	$—	$(491)	$—	$—	$(491)

	As of December 28, 2013
				Gross Amounts not Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts of Recognized Assets	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate caps	$34	$—	$34	$—	$—	$34

				Gross Amounts not Offset
	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset	Net Amounts of Recognized (Liabilities)	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum forward contracts	$(479)	$—	$(479)	$—	$—	$(479)
Interest rate swap	$(630)	$—	$(630)	$—	$—	$(630)

The following represents the gains (losses) on derivative financial instruments for the years ended January 3, 2015, December 28, 2013, and December 29, 2012, and their classifications within the accompanying consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended				Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012		January 3, 2015	December 28, 2013	December 29, 2012
Aluminum contracts	$346	$(761)	$(24)	Cost of sales	$(7)	$(145)	$(408)
Interest rate swap	$(558)	$(630)	$—	Interest expense, net	$—	$—	$—
Interest rate swap	$—	$—	$—	Other expense, net	$(1,188)	$—	$—

				Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
					Year Ended
					January 3, 2015	December 28, 2013	December 29, 2012
Aluminum contracts				Other expense, net	$(221)	$(358)	$208
Interest rate swap				Other expense, net	$(314)	$—	$—
Interest rate cap				Other expense, net	$(27)	$—	$—

10. Fair Value

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

During fiscal 2014 or 2013, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, during fiscal 2012, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation:

	Fair Value Measurements Assets (Liabilities)
Description	January 3, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Aluminum forward contracts	$(491)	$—	$(491)	$—
Interest rate cap	2	—	2	—

Forward contracts for aluminum, net	$(489)	$—	$(489)	$—

Description	December 28, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Aluminum forward contracts	$(479)	$—	$(479)	$—
Interest rate caps	34	—	34	—
Interest rate swap	(630)	—	(630)	—

Forward contracts for aluminum, net	$(1,075)	$—	$(1,075)	$—

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at January 3, 2015 and December 28, 2013, respectively (in thousands):

	January 3, 2015		December 28, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets (liabilities)
Cash and cash equivalents	$42,469	$42,469	$30,204	$30,204
Accounts receivable, net	$25,374	$25,374	$20,821	$20,821
Accounts payable	$(5,404)	$(5,404)	$(3,834)	$(3,834)
Accrued liabilities	$(11,924)	$(11,924)	$(11,688)	$(11,688)
Long-term debt (including current portion)	$(193,754)	$(193,754)	$(77,255)	$(77,255)

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

11. Income Taxes

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit (expense) allocated to continuing operations.

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Current:
Federal	$6,346	$86	$192
State	—	—	—

	6,346	86	192

Deferred:
Federal	2,379	(2,265)	—
State	950	(1,195)	(82)

	3,329	(3,460)	(82)

Income tax expense (benefit)	$9,675	$(3,374)	$110

The aggregate amount of income taxes included in the consolidated statements of operations and consolidated statements of shareholders’ equity are as follows (in thousands):

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Consolidated statements of income:
Income tax expense (benefit) relating to continuing operations	$9,675	$(3,374)	$110
Income tax expense (benefit) relating to discontinued operations	$—	$—	$—

Consolidated statements of shareholders’ equity:
Income tax expense (benefit) relating to derivative financial instruments	$431	$(437)	$—
Income tax benefit relating to share-based compensation	$(6,064)	$(396)	$—

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.8%	3.8%	3.8%
Non-deductible acquisition costs	0.6%	—	—
Domestic manufacturing deduction	(2.1)%	—	—
Alternative minimum tax	—	—	2.1%
Non-deductible secondary offering related expenses	—	1.8%	—
Valuation allowance on deferred tax assets	—	(55.1)%	(39.1)%
Non-deductible expenses	—	0.2%	0.3%
Other	(0.2)%	(0.1)%	(0.9)%

	37.1%	(14.4)%	1.2%

Our income tax benefit was $3.4 million for the year ended December 28, 2013 as we released our valuation allowances on deferred tax assets. We released our valuation allowance as we were no longer in a cumulative loss position and it was more likely than not that our deferred tax assets would be realized.

Our tax rate is lower than the statutory rate for 2012, as we released a portion of our deferred tax asset valuation allowance to offset our regular tax expense. The $0.1 million of tax expense included in the consolidated statements of operations represents our alternative minimum tax obligation offset by a change in our state tax rate.

Excluding the effects of these items, our 2013 and 2012 effective tax rates would have been 40.7% and 40.3%, respectively.

In connection with the acquisition of CGI, we recorded an estimated net deferred tax liability of $6.4 million, as follows:

Deferred tax assets (liabilities) relate to:	Current Estimate
Amortizable intangible assets	$(6,249)
Other indefinitie lived intangible assets	(7,366)
Property, plant and equipment	(313)
Net operating loss carryforwards	7,369
Other assets, net	142

Net estimated deferred liability	$(6,417)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax liability are as follows:

	January 3, 2015	December 28, 2013
	(in thousands)
Deferred tax assets:
State and federal net operating loss carryforwards	$6,973	$970
Goodwill	1,941	4,152
Compensation expense	2,773	2,606
Accrued warranty	1,280	1,034
AMT tax credits	574	574
Obsolete inventory and UNICAP adjustment	473	435
Derivative financial instruments	241	475
Other deferrals and accruals, net	66	260
Allowance for doubtful accounts	107	145
Amortizable intangible assets	—	865

Total deferred tax assets	14,428	11,516

Deferred tax liabilities:
Other indefinite lived intangible assets	(22,270)	(14,904)
Property, plant and equipment	(7,426)	(6,349)
Amortizable intangible assets	(5,058)	—
Deferred financing costs	(152)	(370)
Prepaid expenses	(318)	(510)

Total deferred tax liabilities	(35,224)	(22,133)

Total deferred tax liabilities, net	$(20,796)	$(10,617)

The following table shows the current deferred tax assets, net, and noncurrent deferred tax liabilities, net, recorded on our consolidated balance sheets:

	January 3, 2015	December 28, 2013
	(in thousands)
Current deferred tax assets, net	$5,160	$2,763
Non-current deferred tax liabilities, net	(25,956)	(13,380)

Total deferred tax liabilities, net	$(20,796)	$(10,617)

Regarding tax goodwill, the amount of goodwill deductible for tax purposes was $63.8 million at the time of the 2004 PGT acquisition, of which, $5.4 million and $10.7 million was unamortized as of January 3, 2015 and December 28, 2013, respectively. We also acquired goodwill deductible for tax purposes in the CGI acquisition as the transaction was treated as an acquisition of stock for tax purposes. At the date of the acquisition, the amount of goodwill deductible for tax purposes from the CGI acquisition was $9.3 million. At the time of the acquisition, this goodwill is the same amount for both book and tax purposes and, therefore, no deferred tax asset or liability is recognized. As we amortize this goodwill for tax purposes over its remaining life, which was approximately 7.4 years at the time of the acquisition, we will recognize a deferred tax liability. The unamortized amount of this goodwill was $8.9 million at January 3, 2015.

Almost entirely composed of the net operating loss carryforwards acquired in the CGI acquisition, we estimate that we have $6.1 million of tax affected federal net operating loss carryforwards and $1.0 million of state operating loss carryforwards, expiring at various dates through 2027. Use of the net operating loss carryforwards acquired in the CGI acquisition is subject to annual limitations for federal tax purposes. However, we believe they will be fully utilized prior to expiration.

We have not recognized any material liability for unrecognized tax benefits; however, should we accrue for such liabilities when and if they arise in the future we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

As the result of tax deductible compensation expense in excess of stock-based compensation expense recorded for book purposed relating to the exercise of stock options, concurrent with the full utilization of all of PGT’s regular net operating loss carry-forwards during 2013, for the years ended January 2, 2015, and December 28, 2013, we recognized $6.1 million and $0.4 million, respectively, of excess tax benefits (ETBs) in additional paid-in capital. Our policy with regard to providing for income tax expense when ETBs are utilized is to follow the “with-and-without” approach as described in ASC 740-20 and ASC 718 and include in the measurement the indirect effects of the excess tax deduction.

We had no valuation allowance on deferred tax assets at January 3, 2015 and December 28, 2013, as management’s assessment of our ability to realize our deferred tax assets is that it is more likely than not that we will generate sufficient future taxable income to realize all of our deferred tax assets.

During 2012, we were under audit by the IRS for tax years 2005, 2008, 2009, and 2010. During 2013, we received notice from the IRS that the audit was completed and no material adjustments came from the audit. The tax years 2011 to 2013 remain open for examination by the IRS.

12. Commitments and Contingencies

We lease production equipment, vehicles, computer equipment, storage units and office equipment under operating leases expiring at various times through 2016. Lease expense was $1.6 million, $1.3 million and $1.2 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. Future minimum lease commitments for non-cancelable operating leases are as follows at January 3, 2015 (in thousands):

2015	$1,684
2016	1,474
2017	1,009
2018	23

Total	$4,190

Through the terms of certain of our leases, we have the option to purchase the leased equipment for cash in an amount equal to its then fair market value plus all applicable taxes.

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If these programs were cancelled by us, as of January 3, 2015, we would be required to pay $2.6 million for various materials. During the years ended January 3, 2015, December 28, 2013, and December 29, 2012, we made purchases under these programs totaling $108.7 million, $88.3 million and $57.0 million, respectively.

At January 3, 2015, we had $0.5 million in standby letters of credit related to our worker’s compensation insurance coverage, and commitments to purchase equipment of $2.2 million.

We are a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of those proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on our operations, financial position or cash flows.

13. Employee Benefit Plans

We have a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. We currently make matching contributions based on our operating results. During the years ended January 3, 2015, December 28, 2013, and December 29, 2012, there was an average matching contribution of up to 3%, 3% and 1% made at various times during the years, respectively. Company contributions and earnings thereon vest at the rate of 20% per year of service with us when at least 1,000 hours are worked within the Plan year. We recognized expenses of $1.1 million, $1.2 million and $0.5 million for the years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively.

14. Related Parties

In the ordinary course of business, we sell windows to Builders FirstSource, Inc., a company controlled by affiliates of JLL Partners, Inc. One of our directors, Floyd F. Sherman, is the president, chief executive officer, and a director of Builders FirstSource, Inc., and another, Brett Milgrim, is also a director. Total net sales to Builders FirstSource, Inc. were $6.7 million, $5.1 million and $4.5 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. As of January 3, 2015, and December 28, 2013, there was $0.9 million and $0.6 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

15. Shareholders’ Equity

On November 15, 2012, the Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases were funded from existing cash resources and cash generated by the Company’s operating activities. All share repurchases were made in accordance with Rule 10b5-1 and Rule 10b-18, as applicable, of the Securities Exchange Act of 1934 as to the timing, pricing, and volume of such transactions. From November 15, 2012 to January 3, 2015, the Company acquired 2,089,853 shares of the Company’s common stock at a cost of $11.1 million. These reacquired shares are in treasury. There were 47.7 million and 46.9 million shares of common stock outstanding, net of common stock held in treasury, at January 3, 2015, and December 28, 2013, respectively.

In May of 2013, we completed a secondary offering of 12.65 million shares of common stock owned by JLL Partners. Concurrently with the secondary offering, we repurchased, cancelled and retired 6.8 million shares from JLL, which were funded by refinancing our debt and bringing the outstanding gross balance to $80 million.

16. Employee Stock Based Compensation

2014 Plan

On March 28, 2014, we adopted the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”) whereby equity-based awards may be granted by the Board to eligible non-employee directors, selected officers and other employees, advisors and consultants of ours. On May 7, 2014, our stockholders approved the 2014 Plan.

2014 Omnibus Equity Incentive Plan

•	total number of shares of common stock available for grant thereunder, 1,500,000,

•	sets forth the types of awards eligible under the plan, including issuances of options, share appreciation rights, restricted shares, restricted share units, share bonuses, other share-based awards and cash awards, and

•	set forth 1,500,000 as the maximum number of shares that may be made subject to awards in any calendar year to any “covered employee” (within the meaning of Section 162(m) of the Internal Revenue Code).

There were 1,425,445 shares available for grant under the 2014 Plan at January 3, 2015.

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

There were 541,863 and 472,035 shares available for grant under the 2006 Plan at December 28, 2013 and December 29, 2012, respectively. With the adoption of the 2014 Plan effective on March 28, 2014, no further shares will be granted and, therefore, no shares are available under the 2006 Plan at January 3, 2015.

New Issuances

During 2014, we issued 20,000 options to one non-executive employee of the Company. These options vest at various time periods through 2019 and have a weighted average exercise price of $11.81 based on the NASDAQ market price of the underlying common stock on the close of business on the day the options were granted and had a weighted average fair value of $5.37.

During 2014, we issued 212,393 shares of restricted stock awards to certain directors, executives and non-executive employees of the Company. The restrictions on these awards lapse at various time periods through 2017 and had a weighted average fair value on the dates of the grants of $10.82 based on the NASDAQ market price of the common stock on the close of business on the day the awards were granted. Of the 212,393 shares of restricted stock issued, 74,555 shares were issued from the 2014 Plan and 137,838 shares were issued from the 2006 Plan. The final number of shares awarded under the issuance on March 4, 2014, from the 2006 Plan is subject to adjustment based on the performance of the Company for the 2014 fiscal year and become final upon filing of the Company’s Annual Report on Form 10-K for the year ended January 3, 2015.

The performance criteria, as defined in the share awards, provides for a graded awarding of shares based on the percentage by which the Company meets earnings before interest and taxes, as defined, in our 2014 business plan. The percentages, ranging from less than 80% to greater than 120%, provide for the awarding of shares ranging from 0% to 150% and only relates to half of the initial March 4, 2014, issuance of 137,838 shares, or 68,919 shares. The remaining 68,919 shares from the March 4, 2014, issuance are not subject to adjustment based on any performance or other criteria. Based on the performance criteria as established in the award, 57.5%, or 39,626 shares will be awarded resulting in a decrease of 29,293 in outstanding restricted shares awards. The grant date fair value of the March 4, 2014, award was $11.81.

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

The compensation cost that was charged against income for stock compensation plans was $1.2 million, $1.0 million and $1.4 million, respectively, for the years ended January 3, 2015, December 28, 2013, and December 29, 2012, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. We recognized $6.1 million and $0.4 million in excess income tax benefits for share-based compensation in the years ended January 3, 2015, and December 28, 2013, respectively. There was no excess income tax benefit recognized for share-based compensation for the year ended December 29, 2012, as a result of the valuation allowance on deferred taxes. We currently expect to satisfy share-based awards with registered shares available to be issued.

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 2006 Plan in the following years:

2014: dividend yield of 0%, expected volatility of 51.19%, risk-free interest rate of 1.54%, and expected life of 5 years

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

Stock Options

A summary of the status of our stock options as of January 3, 2015, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life
Outstanding at December 28, 2013	5,204,569	$1.97
Granted	20,000	$11.81
Exercised	(906,573)	$1.87
Forfeited/Expired	(98,331)	$1.88

Outstanding at January 3, 2015	4,219,665	$2.06	5.4

Exercisable at January 3, 2015	3,130,270	$1.98	5.3

The following table summarizes information about employee stock options outstanding at January 3, 2015, (dollars in thousands, except per share amounts):

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value
$0.92	1.1 Years	91,881	$812	91,881	$812
$1.60-$2.31	5.2 Years	3,875,784	30,075	2,951,722	22,906
$2.59-$3.25	7.4 Years	232,000	1,655	86,667	621
$11.81	9.2 Years	20,000	—	—	—

		4,219,665	$32,542	3,130,270	$24,339

There were no options granted during the year ended December 28, 2013. The weighted average fair value of options granted during the year ended December 29, 2012 was $2.42. The aggregate intrinsic value of options outstanding and of options exercisable as of December 28, 2013, was $41.8 million and $24.1 million, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of December 29, 2012, was $18.9 million and $10.0 million, respectively. The total grant date fair value of options vested during the years ended January 3, 2015, December 28, 2013, and December 29, 2012, was $1.3 million, $1.4 million and $1.3 million, respectively.

For the year ended January 3, 2015, we received $1.7 million in proceeds from the exercise of 906,573 options for which we recognized $6.1 million in excess tax benefits through additional paid in capital. The aggregate intrinsic value of stock options exercised during the year ended January 3, 2015, was $7.9 million. For the year ended December 28, 2013, we received $3.6 million in proceeds from the exercise of 1,922,167 options for which we recognized $0.4 million in excess tax benefits through additional paid in capital. The aggregate intrinsic value of stock options exercised during the year ended December 28, 2013, was $14.1 million. For the years ended December 29, 2012, we received $0.1 million in proceeds from the exercise of 66,838 options for which there was no tax benefit realized. The aggregate intrinsic value of stock options exercised during the year ended December 29, 2012, was $0.1 million.

As of January 3, 2015, there was $146 thousand of unrecognized compensation cost related to non-vested stock option compensation arrangements granted which is expected to be recognized in earnings straight-line over a weighted average period of 1.5 years.

Non-Vested (Restricted) Share Awards

There were 212,393 restricted share awards granted in the year ended January 3, 2015, which were reduced by 29,293 shares based on performance criteria discussed above and which will vest at various time periods through 2017. There were 22,581 restricted shares awards granted in the year ended December 28, 2013, which will vest during 2014. There were no share awards granted in the year ended December 29, 2012.

A summary of the status of non-vested share awards as of January 3, 2015, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 28, 2013	22,581	$6.76
Granted	212,393	$10.82
Vested	(22,581)	$6.76
Forfeited/Expired/Performance adjustment	(29,293)	$11.81

Outstanding at January 3, 2015	183,100	$10.66

As of January 3, 2015, the remaining compensation cost related to non-vested share awards was $1.1 million which is expected to be recognized in earnings straight-line over a weighted average period of 1.6 years.

17. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss for 2014, 2013 and 2012:

(in thousands)	Aluminum Forward Contracts	Interest Swap	Total
Balance at December 31, 2011	$(1,798)	$—	$(1,798)

Other comprehensive loss before reclassification	(24)	—	(24)
Amounts reclassified from other comprehensive loss	408	—	408

Net current-period other comprehensive income	384	—	384

Balance at December 29, 2012	(1,414)	—	(1,414)

Other comprehensive loss before reclassification	(761)	(630)	(1,391)
Amounts reclassified from other comprehensive loss	145	—	145
Tax effect	193	244	437

Net current-period other comprehensive loss	(423)	(386)	(809)

Balance at December 28, 2013	(1,837)	(386)	(2,223)

Other comprehensive income (loss) before reclassification	346	(558)	(212)
Amounts reclassified from other comprehensive loss	7	1,188	1,195
Tax effect	(187)	(244)	(431)

Net current-period other comprehensive loss	166	386	552

Balance at January 3, 2015	$(1,671)	$—	$(1,671)

Reclassification out of accumulated other comprehensive loss for 2014, 2013, and 2012:

	Amounts Reclassified From Accumulated Other Comprehensive Loss
				Affected Line Item in Statement Where Net Income is Presented
	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Aluminum forward contracts	$7	$145	$408	Cost of sales
Tax effect	(3)	(56)	—	Tax expense

Interest rate swap	$1,188	$—	$—	Other expense, net
Tax effect	(461)	—	—	Tax expense

18. Sales by Product Group

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

We operate as a single business that manufactures windows and doors. Our chief operating decision maker evaluates performance by reviewing a few major categories of product sales and then considering costs on a total company basis. Sales by product group are as follows:

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
(in millions)
Product category:
Impact window and door products	$240.3	$183.4	$130.1
Other window and door products	66.1	55.9	44.5

Total net sales	$306.4	$239.3	$174.5

19. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2014 and 2013 (in thousands, except per share amounts):

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$62,724	$81,622	$77,320	$84,722
Gross profit	19,771	26,145	23,183	23,693
Net income	3,352	7,801	2,332	2,920
Net income per share – basic	$0.07	$0.17	$0.05	$0.06
Net income per share – diluted	$0.07	$0.16	$0.05	$0.06

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$49,563	$62,847	$64,858	$62,035
Gross profit	17,559	21,030	20,920	20,625
Net income	5,264	9,922	6,289	5,344
Net income per share – basic	$0.10	$0.20	$0.14	$0.11
Net income per share – diluted	$0.09	$0.19	$0.13	$0.11

Earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share. Each of our fiscal quarters above consists of 13 weeks except for the fourth quarter of 2014, which consists of 14 weeks, and ended on the last Saturday of the period.

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

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act as of January 2, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of January 3, 2015, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning System (“ERP System”). We substantially completed this implementation by the end of 2014 and expect that by the end of the second quarter of 2015 that all aspects of our shipping processes will have been switched over to the new ERP. The implementation of this ERP System has affected and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On September 22, 2014, we acquired CGI. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of January 3, 2015, did not include the internal control over financial reporting of these acquired operations. Assets acquired from CGI represent 39%, or $121.5 million, of our total consolidated assets at January 3, 2015, and net sales generated by CGI subsequent to the date of acquisition represent 4%, or $13.3 million, of our consolidated net sales for the year ended January 3, 2015. From the acquisition date to January 3, 2015, the processes and systems of CGI’s acquired operations did not significantly impact our internal control over financial reporting.

We have evaluated the effectiveness of our internal control over financial reporting as of January 3, 2015. The evaluation was performed based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.

b. Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PGT, Inc.:

We have audited PGT, Inc. and subsidiaries’ internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PGT, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, PGT, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

PGT, Inc. acquired CGI Windows and Doors Holding, Inc. (CGI) during 2014, and management excluded from its assessment of the effectiveness of PGT, Inc. and subsidiaries’ internal control over financial reporting as of January 3, 2015, CGI’s internal control over financial reporting associated with total assets of approximately $121.5 million and total revenues of approximately $13.3 million included in the consolidated financial statements of PGT, Inc. and subsidiaries as of and for the year ended January 3, 2015. Our audit of internal control over financial reporting of PGT, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of CGI.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PGT, Inc. and subsidiaries as of January 3, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended January 3, 2015 and our report dated March 19, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida

March 19, 2015

Certified Public Accountants

c. Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Significant Employees of the Registrant

Name	Age	Position
Rodney Hershberger	58	Chief Executive Officer and Chairman
Jeffrey T. Jackson	49	President and Chief Operating Officer
Bradley West	45	Vice President – Chief Financial Officer
Mario Ferrucci III	51	Vice President and General Counsel
Todd Antonelli	41	Vice President – Sales, Marketing and Customer Service
David McCutcheon	49	Vice President – Logistics
Deborah L. LaPinska	53	Vice President – Human Resources
Monte Burns	55	Vice President – Manufacturing

Rodney Hershberger, Chief Executive Officer and Chairman. Mr. Hershberger, a co-founder of PGT Industries, Inc., has served the Company since its founding in 1980. Mr. Hershberger was appointed Chairman of the Board on February 11, 2014. Mr. Hershberger was named President and Director in 2004 and became our Chief Executive Officer in March 2005. In 2003, Mr. Hershberger became Executive Vice President and Chief Operating Officer and oversaw the Company’s Florida and North Carolina operations, sales, marketing, and engineering groups. Previously, Mr. Hershberger led the manufacturing, transportation, and logistics operations in Florida and served as Vice President of Customer Service. The Board recognizes Mr. Hershberger’s over 30 years of experience with the Company in the Florida market and the position of respect he has earned throughout the industry through his thoughtful and honest leadership as well as his knowledge, skill and reputation as driving great value to the Company and its stockholders.

Jeffrey T. Jackson, President and Chief Operating Officer. Mr. Jackson was appointed President and Chief Operating Officer of the Company on May 7, 2014. Prior to this Mr. Jackson served as the Company’s Executive Vice President of Operations and Chief Financial Officer. Mr. Jackson joined PGT in November 2005 and helped lead the Company’s IPO in 2006. Mr. Jackson is responsible for all aspects of our Company’s operations from Supply Chain to Manufacturing and our Chief Financial Officer. Prior to joining us he served in various Executive Management roles, including Division Chief Financial Officer, Vice President Corporate Controller, and Senior Vice President of Operations. Mr. Jackson earned a B.B.A. from the University of West Georgia and is a Certified Public Accountant in both Georgia and California. Mr. Jackson currently serves on the Board of Directors of Loar Group and is also Chairman of its Audit Committee.

Bradley West, Vice President and Controller. Mr. West was appointed as Chief Financial Officer on May 7, 2014. Prior to this Mr. West served as the Company’s Vice President and Controller. Mr. West joined PGT in 2006 serving as Director of Financial Planning and Analysis, Director of Accounting and Finance, and Vice President and Controller through 2014. With his most recent appointment as Chief Financial Officer, Mr. West is responsible for PGT’s Accounting and Finance Departments, as well as its Investor Relations, Treasury, and Risk Management functions. Mr. West has over 16 years of management experience in manufacturing organizations, earned a B.B.A. degree from the University of Michigan, and is a Certified Public Accountant in Georgia.

Mario Ferrucci III, Vice President and General Counsel. Mr. Ferrucci joined PGT in April 2006 and is responsible for PGT’s Corporate Governance and Compliance as well as our Strategic Purchasing, Material Handling, Information Systems and Code Compliance departments and our Strategic Planning process. Previously a member of Skadden, Arps, Slate, Meagher & Flom LLP, and Walker Digital, LLC. Mr. Ferrucci graduated magna cum laude from the Widener University School of Law, earning an M.A.A.B.T. from the University of Connecticut and B.A. from Colby College. He is a member of the Delaware Bar Association.

Todd Antonelli, Vice President of Sales, Marketing and Customer Service. Mr. Antonelli joined PGT in 2012 as Vice President of Sales and Marketing. He has over 16 years of Sales and Marketing experience in the building construction industry. Prior to joining PGT, Mr. Antonelli held increasing sales responsibilities with the Masco Corporation. Mr. Antonelli earned a B.A. from California State University and an M.B.A. from California Lutheran University.

David McCutcheon, Vice President of Logistics. Mr. McCutcheon joined PGT in 1997. He directs Strategic Purchasing, Materials Management, and Transportation Logistics. Mr. McCutcheon has over 15 years of management experience in Manufacturing, Operations and Engineering. Mr. McCutcheon earned a B.S. in Electrical Engineering from Purdue University and an M.B.A. from The Ohio State University.

Deborah LaPinska, Vice President of Human Resources. Ms. LaPinska joined PGT in 1991 and has held increasing responsibilities during her career, currently serving as Vice President of Human Resources. She has led Human Resources, Workforce and Dealer Development, Customer Service and Field Service, Transportation, and Sales and Marketing. Ms. LaPinska earned a B.A. in Business Management from Eckerd College.

Monte Burns, Vice President of Manufacturing. Mr. Burns joined PGT in 1987 and has held increasing responsibilities within the Company, most recently as Vice President of Glass Operations, which included the tempering, insulating and laminating process. During his tenure Mr. Burns has been responsible for operations in PGT’s Salisbury, NC plant, and has held positions including Area Leader of Manufacturing in our Florida facility, and Business Unit Manager.

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

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders under the captions “Executive Compensation,” “Employment Agreements,” and “Change in Control Agreements,” “Information Regarding the Board and its Committees — Information on the Compensation of Directors,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

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

(2) Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Period	Added in Acquisition	Costs and expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Year ended January 3, 2015	$513	$85	$(179)	$(113)	$306
Year ended December 28, 2013	$516	$—	$29	$(32)	$513
Year ended December 29, 2012	$683	$—	$59	$(226)	$516

(1)	Represents uncollectible accounts charged against the allowance for doubtful accounts, net of recoveries.

Allowance for Deferred Taxes	Balance at Beginning of Period	Deductions (1)	Balance at End of Period
	(in thousands)
Year ended December 28, 2013	$12,902	$(12,902)	$—
Year ended December 29, 2012	$16,289	$(3,387)	$12,902

(1)	Reduction related to reversal of valuation allowance.

(2)	The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.3	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1	Credit Agreement, dated September 22, 2014, among PGT, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Letter of Credit Issuer, Swing Line Lender, Administrative Agent and Collateral Agent. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 22, 2014, filed with the Securities and Exchange Commission on September 23, 2014, Registration No. 000-52059)

10.2	Supply Agreement, executed on January 24, 2014, by and between Keymark Corporation and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.3	Supply Agreement, executed on December 16, 2013, by and between PPG Industries, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 16, 2013, filed with the Securities and Exchange Commission on December 20, 2013, Registration No. 000-52059)

10.4	Supply Agreement, executed on December 17, 2014, by and between PGT Industries, Inc. and Kuraray America, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 17, 2014, filed with the Securities and Exchange Commission on December 18, 2014, Registration No. 000-52059)

10.5	Supply Agreement, executed on January 24, 2014, by and between, PGT Industries, Inc. and SAPA Extruder, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.6	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.8	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.9	Form of PGT, Inc. 2006 Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, David B. McCutcheon, Bradley West and Todd Antonelli (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.11	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.13	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.14	PGT, Inc. 2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Appendix A to Definitive Proxy Statement on Form DEF 14A dated March 28, 2014, filed with the Securities and Exchange Commission on April 2, 2014)

10.15	Supply Agreement, executed on December 3, 2014, by and between PGT Industries, Inc. and Quanex IG Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 3, 2014, filed with the Securities and Exchange Commission on December 4, 2014, Registration No. 000-52059)

10.16	Agreement and Plan of Merger, executed on July 25, 2015, with CGI Windows and Doors Holdings, Inc., and PGT Industries, Inc., and Cortec Group IV, L.P., solely in its capacity as the representatives of the equity holders of CGI (incorporated herein by reference to Exhibit 10.1 to Current Report For 8-K dated July 25, 2014, filed with the Securities and Exchange Commission on July 28, 2014, Registration No. 000-52059)

10.17	Supply Agreement, executed on April 29, 2014, by and between and PGT Industries, Inc. and Royal Group, Inc., for its Window & Door Profiles division (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2014, filed with the Securities and Exchange Commission on May 5, 2014, Registration No. 000-52059)

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: March 19, 2015	/s/ RODNEY HERSHBERGER
Rodney Hershberger
Chairman and Chief Executive Officer

Date: March 19, 2015	/s/ BRADLEY WEST
Bradley West
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

Signature	Title	Date

/s/ RODNEY HERSHBERGER Rodney Hershberger	Chairman and Chief Executive Officer (Principal Executive Officer and Director)	March 19, 2015

/s/ BRADLEY WEST Bradley West	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2015

/s/ ALEXANDER R. CASTALDI Alexander R. Castaldi	Director	March 19, 2015

/s/ RICHARD D. FEINTUCH Richard D. Feintuch	Director	March 19, 2015

/s/ M. JOSEPH MCHUGH M. Joseph McHugh	Director	March 19, 2015

/s/ FLOYD F. SHERMAN Floyd F. Sherman	Director	March 19, 2015

/s/ BRETT N. MILGRIM Brett N. Milgrim	Director	March 19, 2015

/s/ WILLIAM J. MORGAN William J. Morgan	Director	March 19, 2015

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO THEIR GAAP EQUIVALENTS

(unaudited - in thousands, except percentages and footnotes)

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Reconciliation to EBITDA and Adjusted EBITDA (1):
Net income	$16,405	$26,819	$8,955
Reconciling items:
Depreciation and amortization expense	5,980	11,080	12,233
Interest expense	5,960	3,520	3,437
Income tax expense (benefit)	9,675	(3,374)	110

EBITDA	38,020	38,045	24,735
Add-backs:
Gain on sale of Salisbury, NC facility (2)	—	(2,195)	—
Expenses related to offering of common stock and debt refinancing (3)	—	1,918	—
Expenses related to debt extinguishment (4)	2,625	—	—
Ineffective and de-designated hedges (5)	2,020	—	—
CGI acquisition costs (6)	1,700	—	—
Addition of new glass processing facility (7)	1,491	—	—
New product and ERP launch costs (8)	402	—	—

Adjusted EBITDA	$46,258	$37,768	$24,735

Adjusted EBITDA as percentage of net sales	15.1%	15.8%	14.2%

(1)	This Appendix above includes financial measures and terms not calculated in accordance with U.S. generally accepted accounting principles (GAAP). We believe that presentation of non-GAAP measures such as EBITDA and adjusted EBITDA provides investors and analysts with an alternative method for assessing our operating results in a manner that enables investors and analysts to more thoroughly evaluate our current performance compared to past performance. We also believe these non-GAAP measures provide investors with a better baseline for assessing our future earnings potential. The non-GAAP measures included in this appendix are provided to give investors access to types of measures that we use in analyzing our results.

EBITDA consists of GAAP net income adjusted for the items included in the accompanying reconciliation. Adjusted EBITDA consists of EBITDA adjusted for the items included in the accompanying reconciliation. We believe that EBITDA and adjusted EBITDA provide useful information to investors and analysts about the Company’s performance because they eliminate the effects of period to period changes in taxes, costs associated with capital investments and interest expense. EBITDA and adjusted EBITDA do not give effect to the cash the company must use to service its debt or pay its income taxes and thus do not reflect the funds generated from operations or actually available for capital investments.

Our calculations of EBITDA and adjusted EBITDA are not necessarily comparable to calculations performed by other companies and reported as similarly titled measures. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP measures.

(2)	Gain on sale of Salisbury, NC facility of $2.2 million represents the net selling price of approximately $7.5 million less the asset’s carrying value at the time of the sale of approximately $5.3 million.
(3)	Expenses related to the offering of 12.65 million shares of common stock of PGT by JLL Partners, and the unamortized costs that were written off as a result of the debt refinancing. Approximately $1.6 million of these charges are included in selling, general and administrative expenses, while the remaining $333 thousand are included in other expense (income) for the year ended December 28, 2013.
(4)	Costs associated with the termination of our then existing credit facility as a result of the refinancing completed in September 2014, which included certain estimates in the third quarter that were finalized in the fourth quarter of 2014.

(5)	Charges associated with our interest rate swap of $1.6 million, including $429 thousand in the fourth quarter, that was de-designated for accounting purposes during the third quarter of 2014 in connection with entering into the new credit facility and charges for ineffective aluminum hedges of $403 thousand in the fourth quarter of 2014.
(6)	Costs associated with CGI Windows and Doors, Inc. acquisition completed on September 22, 2014, included in selling, general and administrative expenses.
(7)	Start-up costs incurred for the new glass facility that began production in September 2014, included in cost of goods sold.
(8)	Costs associated with new product launch and ERP implementation, of which $167 thousand is included in selling, general and administrative expenses and $235 thousand is included in cost of goods sold.
(9)	During the second quarter of 2013, we reversed the valuation allowance on deferred tax assets (DTA) of approximately $3.9 million. In the fourth quarter of 2013, we recorded $524 thousand of tax expense in excess of the release of the net operating loss valuation allowance.