Form 10-Q
period 2015-04-04
PGT, Inc.
filed 2015-05-08
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

Common Stock, $0.01 par value 47,747,539 shares, as of May 6, 2015.

PGT, INC.

Form 10-Q for the Three Months Ended April 4, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net sales	$95,301	$62,724
Cost of sales	64,254	42,953

Gross profit	31,047	19,771
Selling, general and administrative expenses	17,664	13,377

Income from operations	13,383	6,394
Interest expense, net	2,913	898
Other expense, net	99	177

Income before income taxes	10,371	5,319
Income tax expense	3,719	1,967

Net income	$6,652	$3,352

Net income per common share:
Basic	$0.14	$0.07

Diluted	$0.13	$0.07

Weighted average shares outstanding:
Basic	47,721	47,150

Diluted	50,032	49,727

Comprehensive income	$6,685	$3,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	April 4, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$48,742	$42,469
Accounts receivable, net	33,009	25,374
Inventories	21,271	19,970
Prepaid expenses and other current assets	5,284	6,464
Deferred income taxes	5,138	5,160

Total current assets	113,444	99,437
Property, plant and equipment, net	63,026	60,898
Trade name and other intangible assets, net	81,906	82,724
Goodwill	66,580	66,580
Other assets, net	2,002	2,110

Total assets	$326,958	$311,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,123	$17,328
Current portion of long-term debt	1,962	1,962

Total current liabilities	27,085	19,290
Long-term debt, less current portion	191,441	191,792
Deferred income taxes	25,956	25,956
Other liabilities	840	735

Total liabilities	245,322	237,773

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 50,083 and 49,985 shares issued and 47,748 and 47,707 shares outstanding at April 4, 2015 and January 3, 2015, respectively	501	498
Additional paid-in-capital	238,167	238,229
Accumulated other comprehensive loss	(1,638)	(1,671)
Accumulated deficit	(145,357)	(152,009)

Shareholders’ equity	91,673	85,047
Less: Treasury stock at cost	(10,037)	(11,071)

Total shareholders’ equity	81,636	73,976

Total liabilities and shareholders’ equity	$326,958	$311,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014
	(unaudited)
Cash flows from operating activities:
Net income	$6,652	$3,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,550	986
Amortization	818	428
Provision for (recovery of) allowance for doubtful accounts	22	(87)
Stock-based compensation	474	245
Amortization of deferred financing costs	215	234
Derivative financial instruments	55	433
Deferred income taxes	22	429
Tax benefit on exercised stock options	(470)	(1,538)
Loss on disposal of assets	9	—
Change in operating assets and liabilities:
Accounts receivable	(7,907)	(1,852)
Inventories	(1,301)	(2,417)
Prepaid expenses and other current assets	192	486
Accounts payable, accrued and other liabilities	9,902	2,804

Net cash provided by operating activities	10,233	3,503

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,952)	(3,203)

Net cash used in investing activities	(3,952)	(3,203)

Cash flows from financing activities:
Payments of long-term debt	(500)	(1,000)
Purchases of treasury stock	(4)	(963)
Proceeds from exercise of stock options	35	698
Tax benefit on exercised stock options	470	1,538
Other	(9)	—

Net cash (used in) provided by financing activities	(8)	273

Net increase in cash and cash equivalents	6,273	573
Cash and cash equivalents at beginning of period	42,469	30,204

Cash and cash equivalents at end of period	$48,742	$30,777

Non-cash activity:
Property, plant and equipment additions in accounts payable	$225	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc., and its wholly-owned subsidiary CGI Window and Holdings, Inc. (collectively the “Company”), after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended April 4, 2015 and March 29, 2014, consisted of 13 weeks.

The Condensed Consolidated Balance Sheet as of January 3, 2015, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The Condensed Consolidated Balance Sheet as of January 3, 2015, and the unaudited condensed consolidated financial statements as of and for the period ended April 4, 2015, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 3, 2015, included in the Company’s most recent Annual Report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of, or is classified as held for sale, and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Major strategic shifts include disposals of a significant geographic area or line of business. The new standard allows an entity to have significant continuing involvement and cash flows with the discontinued operation. The standard requires expanded disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This new guidance is effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods, with early adoption permitted only for disposals (or classifications as held for sale) that have not been previously reported. The adoption of this standard did not have a significant impact on our consolidated financial statements.

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

During the three months ended April 4, 2015, we recorded warranty expense at a rate of 2.00% of sales. This rate is higher than the 1.75% of sales accrued in the first three months of 2014, due to an increase in warranty claims experience.

The following table summarizes: current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three months ended April 4, 2015, and March 29, 2014. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

The following provides information with respect to our warranty accrual:

Accrued Warranty	Beginning of Period	Charged to Expense	Adjustments	Settlements	End of Period
(in thousands)
Quarter ended April 4, 2015	$3,302	$1,908	$189	$(1,791)	$3,608
Quarter ended March 29, 2014	$2,666	$1,098	$90	$(1,198)	$2,656

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

	April 4, 2015	January 3, 2015
	(in thousands)
Raw materials	$17,768	$16,674
Work in progress	824	791
Finished goods	2,679	2,505

	$21,271	$19,970

NOTE 4. STOCK BASED-COMPENSATION

Exercises

For the three months ended April 4, 2015, there were 17,700 options exercised at a weighted average exercise price of $2.00 per share.

Issuance

On March 4, 2015, we granted 178,256 restricted stock awards to certain executives and non-executive employees of the Company. The restrictions on these stock awards lapse over time based solely on continued service. However, the quantity of restricted shares granted on half of these shares, or 89,128 shares, is fixed, whereas the quantity granted on the remaining half, or 89,128 shares, is subject to Company-specific performance criteria. The restricted stock awards have a fair value on date of grant of $10.95 per share based on the closing NASDAQ market price of the common stock on the day prior to day the awards were granted. Those restricted shares whose quantity is fixed vest in equal amounts over a three-year period on the first, second and third anniversary dates of the grant. Those restricted shares whose quantity is subject to Company performance criteria vest in equal amounts over a two-year period on the second and third anniversary dates of the grant.

The performance criteria, as defined in the share awards, provides for a graded awarding of shares based on the percentage by which the Company meets earnings before interest and taxes, as defined, in our 2015 business plan. The performance percentages, ranging from less than 80% to greater than 120%, provide for the awarding of shares ranging from no shares to 150% of the original amount of shares.

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.5 million for the first quarter of 2015 and $0.2 million for the first quarter of 2014. As of April 4, 2015, and March 29, 2014, there was $2.7 million and $2.0 million, respectively, of total unrecognized compensation cost related to non-vested stock option agreements and restricted share awards. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 2.0 years at April 4, 2015, and 2.1 years at March 29, 2014.

NOTE 5. NET INCOME PER COMMON SHARE

Basic EPS is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Our weighted average shares outstanding for the three months ended April 4, 2015, and March 29, 2014, excludes underlying options and restricted stock awards of 20 thousand and 47 thousand, respectively, because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(in thousands, except per share amounts)
Net income	$6,652	$3,352

Weighted-average common shares-Basic	47,721	47,150
Add: Dilutive effect of stock compensation plans	2,311	2,577

Weighted-average common shares-Diluted	50,032	49,727

Net income per common share:
Basic	$0.14	$0.07

Diluted	$0.13	$0.07

NOTE 6. ACQUISITION

On September 22, 2014, we completed the acquisition of CGI which became a wholly-owned subsidiary of PGT, Inc. The purchase price paid in the transaction was $110.4 million, which was preliminarily allocated to the net assets acquired and liabilities assumed as of the acquisition date, in accordance with ASC 805, “Business Combinations”. There have been no adjustments to this preliminary allocation in the three months ended April 4, 2015. For discussion of this acquisition, see Note 4 in the Company’s Annual Report on Form 10-K for the year ended January 3, 2015.

The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of the earliest period presented that does not include CGI’s actual results for the entire period. Pro forma results have been prepared by adjusting our historical results to include the results of CGI adjusted for the following: amortization expense related to the intangible assets arising from the acquisition and interest expense to reflect the 2014 Credit Agreement entered into in connection with the acquisition.

The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

Quarter Ended
Pro Forma Results (unaudited)	March 29, 2014
(in thousands, except per share amounts)
Net sales	$71,157

Net income	$3,502

Net income per common share:
Basic	$0.07

Diluted	$0.07

NOTE 7. GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

Goodwill, trade names, and other intangible assets, net, are as follows:

	April 4, 2015	January 3, 2015	Initial Useful Life (in years)
	(in thousands)
Goodwill	$66,580	$66,580	indefinite

Other intangible assets:
Trade names	$57,441	$57,441	indefinite

Customer relationships	79,700	79,700	8-10
Developed technology	1,700	1,700	10
Non-compete agreement	600	600	2
Less: Accumulated amortization	(57,535)	(56,717)

Subtotal	24,465	25,283

Other intangible assets, net	$81,906	$82,724

NOTE 8. LONG-TERM DEBT

On September 22, 2014, we entered into a Credit Agreement (the “2014 Credit Agreement”), among us, the lending institutions identified in the 2014 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. For further discussion of the significant terms of the 2014 Credit Agreement, see Note 8 in the Company’s Annual Report on Form 10-K for the year ended January 3, 2015. As of April 4, 2015, there were $0.5 million of letters of credit outstanding and $34.5 million available under the revolving credit portion of the 2014 Credit Agreement.

The 2014 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2014 Credit Agreement), and is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2014 Credit Agreement. As of April 4, 2015, no such test is required as we have not exceeded 20% of our revolving capacity.

The 2014 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2014 Credit Agreement also contains customary events of default. As of April 4, 2015, we were in compliance with all affirmative and restrictive covenants.

The face value of the debt as of April 4, 2015, was $199.0 million. Related debt issuance costs and the debt discount are being amortized to interest expense, net on the Condensed Consolidated Statements of Comprehensive Income over the term of the debt.

The contractual future maturities of long-term debt outstanding as of April 4, 2015, are as follows (excluding unamortized debt discount and issuance costs):

(in thousands)
2015	$1,500
2016	2,000
2017	2,000
2018	2,000
2019	2,000
Thereafter	189,500

Total	$199,000

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three months ended April 4, 2015, and March 29, 2014:

(in thousands)	Aluminum Forward Contracts
Balance at January 3, 2015	$(1,671)

Amounts reclassified from accumulated other comprehensive loss	55
Tax effect	(22)

Net current-period other comprehensive income	33

Balance at April 4, 2015	$(1,638)

(in thousands)	Aluminum Forward Contracts	Interest Swap	Total
Balance at December 28, 2013	$(1,837)	$(386)	$(2,223)

Other comprehensive loss before reclassification	(97)	(154)	(251)
Amounts reclassified from accumulated other comprehensive loss	256	—	256
Tax effect	(95)	—	(95)

Net current-period other comprehensive income (loss)	64	(154)	(90)

Balance at March 29, 2014	$(1,773)	$(540)	$(2,313)

The following table shows the reclassification out of accumulated other comprehensive loss for the three months ended April 4, 2015, and March 29, 2014:

	Amounts Reclassified From Accumulated Other Comprehensive Loss
	Three Months Ended		Affected Line Item in Statement Where Net Income is Presented
	April 4, 2015	March 29, 2014
	Debit (Credit)
Aluminum forward contracts—effective portion	$55	$256	Cost of sales
Tax effect	(22)	(95)	Tax expense

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

NOTE 11. INCOME TAXES

Our income tax expense was $3.7 million for the first quarter of 2015, compared with $2.0 million for the first quarter of 2014. Our effective tax rate for the first quarter of 2015 was 35.9%, and was 37.0% for the first quarter of 2014. The effective tax rates in both periods were lower than our combined statutory federal and state tax rate of 38.8% as the result of the impact of the section 199 domestic manufacturing deduction.

NOTE 12. DERIVATIVES

Derivative Financial Instruments – Aluminum Contracts

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum. For further discussion of our derivative financial instruments relating to aluminum contracts, see Note 9 in the Company’s Annual Report on Form 10-K for the year ended January 3, 2015.

We maintain a $2.0 million line of credit with our commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls. Should the price of aluminum fall to a level which causes our liability for open aluminum contracts to exceed $2.0 million, we are required to fund daily margin calls to cover the excess. As of April 4, 2015, no amounts were borrowed under this line of credit.

At April 4, 2015, the fair value of our aluminum forward contracts was in a net liability position of $431 thousand. We had 12 outstanding forward contracts for the purchase of 4.4 million pounds of aluminum through December 2015, at an average price of $0.91 per pound, which excludes the Midwest premium, with maturity dates of between 1 months and 8 months. We assessed the risk of non-performance of the Company to these contracts and recorded a de minimis adjustment to fair value as of April 4, 2015.

Although it is our intent to have our aluminum hedges qualify as highly effective for reporting purposes, for the three months ended April 4, 2015, all 12 outstanding contracts did not qualify as effective. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. When a cash flow hedge becomes ineffective, and if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in accumulated other comprehensive loss remain in accumulated other comprehensive loss and are recognized in earnings in the period in which the hedged transaction affects earnings. The change in value of the aluminum forward contracts occurring after ineffectiveness is recognized in other expense, net, on the Condensed Consolidated Statements of Comprehensive Income, and totaled $99 thousand and $162 thousand for the three months ended April 4, 2015, and March 29, 2014, respectively. The amount of losses recognized in the “accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheets (unaudited) as of April 4, 2015, that will be reclassified to earnings within the next three months, will be immaterial.

Derivative Financial Instruments – Interest Rate Contract

We have an interest rate cap agreement we entered into on September 16, 2013. It is a two-year agreement with a notional amount of $20.0 million; and was initially designated as a cash flow hedge to protect the variable rate debt from an increase in the floating, one-month LIBOR rate of greater than 0.50%. Upon entering into the 2014 Credit Agreement, effective on September 22, 2014 it was de-designated as a cash flow hedge and has since been marked-to-market in other expense, net, on the Condensed Consolidated Statements of Comprehensive Income, and were de minimis for the three months ended April 4, 2015, and March 29, 2014, respectively.

The fair value of our derivatives are classified in the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):

Derivatives in a net asset (liability) position	Balance Sheet Location	April 4, 2015	January 3, 2015
Hedging instruments:
Aluminum forward contracts	Accrued liabilities	$(431)	$(491)
Interest rate cap	Other current assets	2	2

Total hedging instruments		$(429)	$(489)

The impact of the offsetting derivative instruments are depicted below (in thousands):

	As of April 4, 2015
				Gross Amounts not Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts of Recognized Assets	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate cap	$2	$—	$2	$—	$—	$2

				Gross Amounts not Offset
	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset	Net Amounts of Recognized (Liabilities)	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum forward contracts	$(431)	$—	$(431)	$—	$—	$(431)

	As of January 3, 2015
				Gross Amounts not Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts of Recognized Assets	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate cap	$2	$—	$2	$—	$—	$2

				Gross Amounts not Offset
	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset	Net Amounts of Recognized (Liabilities)	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum forward contracts	$(491)	$—	$(491)	$—	$—	$(491)

The following represents the gains (losses) on derivative financial instruments for the three months ended April 4, 2015 and March 29, 2014, and their classifications within the accompanying condensed consolidated statements of comprehensive income (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	April 4, 2015	March 29, 2014		April 4, 2015	March 29, 2014
Aluminum contracts	$—	$(97)	Cost of sales	$(55)	$(256)
Interest rate swap	—	(154)		—	—

	$—	$(251)		$(55)	$(256)

			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
				Three Months Ended
				April 4, 2015	March 29, 2014
Aluminum contracts			Other expense, net	$(99)	$(162)

				$(99)	$(162)

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

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the Condensed Consolidated Balance Sheets at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation:

	Fair Value Measurements Assets (Liabilities)
Description	April 4, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Aluminum forward contracts	$(431)	$—	$(431)	$—
Interest rate cap	2	—	2	—

	$(429)	$—	$(429)	$—

Description	January 3, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Aluminum forward contracts	$(491)	$—	$(491)	$—
Interest rate cap	2	—	2	—

	$(489)	$—	$(489)	$—

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at April 4, 2015, and January 3, 2015, respectively:

	April 4, 2015		January 3, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets (liabilities)
Cash and cash equivalents	$48,742	$48,742	$42,469	$42,469
Accounts receivable, net	$33,009	$33,009	$25,374	$25,374
Accounts payable and accrued liabilities	$(25,123)	$(25,123)	$(17,328)	$(17,328)
Long-term debt (including current portion)	$(193,403)	$(193,403)	$(193,754)	$(193,754)

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

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended January 3, 2015, included in our most recent Form 10-K annual report as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Sales and Operations

On May 6, 2015, we issued a press release, and held a conference call on May 7, 2015, to review the results of operations for the three months ended April 4, 2015. During the call, we also discussed current market conditions and the status of operations of our new glass processing facility. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks; we are neither updating nor confirming that information.

The operation of our new, state-of-the-art glass processing facility is progressing as planned. We estimated that we have expanded our glass processing capacity by some 25%, and we are in the second phase of the expansion by adding additional glass laminating equipment to the facility. We expect to be completed with this phase in the third quarter of 2015.

With regard to our results, we delivered our highest quarterly sales since the third quarter of 2006, coming in at $95.3 million, up 51.9% over the first quarter of 2014. First quarter 2015 net sales includes $12.9 million from CGI. Excluding CGI, our organic sales grew by $19.7 million, or 31.4%. Our growth has been driven by continuing to focus on our core markets and products. Including CGI’s sales, sales in our primary market of Florida represented 89.8% of total net sales during the first quarter of 2015. Impact product sales, also including CGI, whose product lines we consider to be all impact products, represented 80.6% of total net sales in the 2015 first quarter.

Our sales growth led to an $11.3 million, or 57.0%, increase in gross profit in the 2015 first quarter over last year’s first quarter. As a percent of net sales, gross margin improved to 32.6%, compared to 31.5% last year. The increase in gross margin was largely due to improvements in scrap and efficiencies, and lower glass costs due to the increase in our capacity to make more of our own glass.

Selling, general and administrative expenses as a percent of net sales decreased to 18.5% in the 2015 first quarter, compared to 21.3% in the first quarter of 2014, due to strong leverage in this category as the result of the significant increase in sales.

Looking forward, we expect to capitalize on opportunities from both diversifying and broadening our product portfolio resulting from our recent acquisition of CGI, as well as our increased capacity for processing glass. We expect economic conditions in the Florida market to remain stable or improve, which we anticipate will continue to drive year over year sales growth in the second quarter. We anticipate this growth will continue, both organically and as a result of the CGI acquisition. As we commented in our previously mentioned earnings release, in the second quarter of 2015, sales are expected to range between $99 and $102 million, which represents an increase of 20% to 25% over prior year sales of $81.6 million, and will likely produce a gross margin of between 32.0% and 33.0%.

Performance Summary

The following table presents financial data derived from our unaudited Condensed Consolidated Statements of Comprehensive Income as a percentage of total net sales for the periods indicated:

	Three Months Ended
	April 4, 2015		March 29, 2014
	(unaudited)
Net sales	$95,301	100.0%	$62,724	100.0%
Cost of sales	64,254	67.4%	42,953	68.5%

Gross profit	31,047	32.6%	19,771	31.5%
Selling, general and administrative expenses	17,664	18.5%	13,377	21.3%

Income from operations	13,383	14.0%	6,394	10.2%
Interest expense, net	2,913	3.1%	898	1.4%
Other expense, net	99	0.1%	177	0.3%

Income before income taxes	10,371	10.9%	5,319	8.5%
Income tax expense	3,719	3.9%	1,967	3.1%

Net income	$6,652	7.0%	$3,352	5.3%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 4, 2015 AND MARCH 29, 2014

The following table represents total sales by product category for the three months ended April 4, 2015, and March 29, 2014:

	Three Months Ended
	April 4, 2015		March 29, 2014		% change
	Sales	% of sales	Sales	% of sales
Product category:
Impact Windows and Doors	$76.8	80.6%	$48.0	76.5%	60.2%
Other Window and Door Products	18.5	19.4%	14.7	23.5%	25.2%

Total net sales	$95.3	100.0%	$62.7	100.0%	51.9%

Net sales of impact window and door products, which include our WinGuard, Architectural Systems, Storefront and PremierVue products, as well as sales of $12.9 million from CGI, were $76.8 million for the first quarter of 2015, an increase of $28.8 million, or 60.2%, from $48.0 million in net sales for the first quarter of 2014. This increase was driven mainly by our WinGuard products, which increased $14.4 million, or 32.1%, due to improved market conditions, and our promotional and marketing activities. Within our WinGuard products, Aluminum WinGuard grew $10.0 million, or 28.6%, and Vinyl WinGuard grew $4.4 million, or 44.0%. Also contributing to our overall increased sales was an increase in our Storefront products, which grew $1.0 million, and our PremierVue products, which grew $0.6 million. Our Architectural Systems products were down slightly, by $0.1 million. CGI’s sales of $12.9 million, included $6.8 million of Estate Collection products, $5.5 million of Sentinel products, and nearly $0.7 million from its Targa line.

Net sales of other window and door products were $18.5 million for the first quarter of 2015, an increase of $3.8 million, or 25.2%, from $14.7 million in net sales for the 2014 first quarter. This increase was due mainly to an increase in sales of our non-impact vinyl products of $1.8 million, non-impact aluminum products, whose sales were up $1.2 million, and an increase in Eze-Breeze product sales of $0.8 million.

Gross profit and gross margin

Gross profit was over $31.0 million in the first quarter of 2015, an increase of $11.3 million, or 57.0%, from $19.8 million in the 2014 first quarter. The gross margin percentage was 32.6% in the first quarter of 2015, compared to 31.5% in the prior year first quarter, an increase of 1.1%. Gross margin was positively impacted by several factors, including improvements in scrap and efficiencies, which benefitted gross margin by 0.9%, and lower glass cost due to the increase in our capacity to make our own glass, which has reduced our dependence on outsourced, higher-cost glass, which benefitted gross margin by 0.9%. Gross margin also improved due to leverage on higher sales volume, and the addition of CGI, both of which resulted in a 0.7% increase each. These improvements were partially offset by decreases as the result of higher overhead costs, resulting in a decrease in gross margin of 1.0%, as well as higher aluminum costs, which decreased gross margin by 0.9%. The remaining 0.2% decrease in gross margin was due to other non-specific factors.

Selling, general and administrative expenses

Selling, general and administrative expenses were $17.7 million in the first quarter of 2015, an increase of $4.3 million, or 32.1%, from $13.4 million in the 2014 first quarter. As a percentage, we leveraged these costs to 18.5%, a decrease of 2.8%, from 21.3% from the first quarter of 2014. Selling, general, and administrative expenses includes $2.8 million related to CGI. Excluding CGI, selling, general and administrative costs increased $1.5 million. Contributing to the increase was an increase of $1.0 million in personnel-related costs, including incentive compensation, 401K matching expenses and employee profit-sharing. The increase was also related to a $0.5 million increase in selling and distribution costs on the higher sales volume, and an increase of nearly $0.2 million in bank-related fees due to the increased level of credit card use by customers on the higher sales volume. There was also a $0.2 million increase in stock-based compensation expense in the first quarter of 2015, compared to the first quarter of 2014. These increases were partially offset by a $0.4 million decrease in intangible asset amortization expense due to our amortizable intangible assets, not including those acquired with the acquisition of CGI, becoming fully amortized early in 2014.

Interest expense, net

Interest expense was $2.9 million in the first quarter of 2015, an increase of $2.0 million, from $0.9 million in the prior year first quarter. During 2014, concurrent with the acquisition of CGI late in the third quarter of 2014, we refinanced our then existing credit agreement into the 2014 Credit Agreement, a new $200 million senior secured credit facility, which increased our outstanding debt balance to $200 million, up from $79.0 million at the end of 2013. The increase in interest expense was due primarily to the increase in outstanding debt under the new credit facility and resulting increase in average outstanding debt balance during the first quarter of 2015, compared to the first quarter of 2014.

Other expense, net

Other expense, net was $0.1 million in the 2015 first quarter, compared to $0.2 million in the first quarter of 2014. The amounts in both periods were due primarily to the ineffective portions of our aluminum hedges.

Income tax expense

Our income tax expense was $3.7 million for the first quarter of 2015, compared with $2.0 million for the first quarter of 2014. Our effective tax rate for the first quarter of 2015 was 35.9%, and was 37.0% for the first quarter of 2014. The effective tax rates in both periods were lower than our combined statutory federal and state tax rate of 38.8% as the result of the impact of the section 199 domestic manufacturing deduction.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first three months of 2015 was $10.2 million, compared to $3.5 million in the first three months of 2014.

Direct cash flows from operations for the first three months of 2015 and 2014 are as follows:

	Direct Operating Cash Flows
(in millions)	April 4, 2015	March 29, 2014
Collections from customers	$89.7	$63.6
Other collections of cash	1.1	0.7
Disbursements to vendors	(51.8)	(36.1)
Personnel related disbursements	(26.1)	(24.0)
Debt service payments	(2.7)	(0.7)

Cash from operations	$10.2	$3.5

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 30 days at April 4, 2015, which is slightly improved compared to the 32 days at March 29, 2014.

Inventory on hand as of April 4, 2015, was $21.3 million, compared to $20.0 million at January 3, 2015, an increase of $1.3 million. Raw materials inventory at April 4, 2015, was higher than at January 3, 2015, due to the anticipated higher sales level expected in the second quarter of 2015 as we move into the repair and remodeling season.

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

Investing activities. Cash used in investing activities was $4.0 million for the first three months of 2015, compared to cash used in investing activities of $3.2 million for the first three months of 2014. The increase of $0.8 million in cash used in investing activities was due to an increase in capital expenditures.

Financing activities. Cash used in financing activities was $8 thousand in the first three months of 2015, compared to cash provided by financing activities of $0.3 million in the first three month of 2014, a decrease in cash of $0.3 million. Cash used for repayments of long-term debt in the first three months of 2015 compared to the first three months of 2014 decreased $0.5 million. In addition, purchases of treasury stock were only $4 thousand in the first three months of 2015 versus $1.0 million in the first three months of 2014, a decrease in cash used of nearly $1.0 million. Proceeds from the exercises of stock options decreased $0.7 million, and there was a decrease in tax benefits from option exercises of nearly $1.1 million.

Debt Covenant. The 2014 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to EBITDA, each as defined in the 2014 Credit Agreement), and is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2014 Credit Agreement. As of April 4, 2015, no such test is required as we have not exceeded 20% of our revolving capacity, and we believe that we are in compliance with all covenants.

The 2014 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2014 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2014 Credit Agreement may be accelerated and may become immediately due and payable. As of April 4, 2015, we were in compliance with all affirmative and restrictive covenants.

Capital Resources. On September 22, 2014, we entered into the 2014 Credit Agreement, among us, the lending institutions identified in the 2014 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2014 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $235.0 million, consisting of a $200.0 million Term B term loan facility maturing in seven years that will amortize on a basis of 1% annually during the seven-year term, and a $35.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2014 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of April 4, 2015, there were $0.5 million of letters of credit outstanding and $34.5 million available on the revolver.

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

The face value of the debt as of April 4, 2015, was $199.0 million. Related debt issuance costs and the debt discount are being amortized to interest expense, net on the Condensed Consolidated Statements of Comprehensive Income over the term of the debt.

The contractual future maturities of long-term debt outstanding as of April 4, 2015, are as follows (excluding unamortized debt discount and issuance costs):

(in thousands)
2015	$1,500
2016	2,000
2017	2,000
2018	2,000
2019	2,000
Thereafter	189,500

Total	$199,000

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first three months of 2015, capital expenditures were $4.0 million, compared to $3.2 million for the first three months of 2014. This includes spending on our new glass facility. We expect to spend nearly $15-$18 million on capital expenditures in 2015, including capital expenditures related to the second phase of the new glass plant, primarily acquiring new glass laminating and insulating equipment, continued investments in our ERP system and product investments in lines targeted at increasing both gross sales and margins.

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

Contractual Obligations

Other than described below, there have been no significant changes to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 3, 2015.

To cover its needs for aluminum, the Company has entered into contracts for future purchases of aluminum with two U.S. vendors of aluminum extrusion. These contracts run through December 2015, and are for a total of 7.9 million pounds of aluminum at an average, delivered price of $1.05 per pound. This average price per pound includes components for the LME and Midwest premium components, excluding conversion costs, and represents a contractual commitment totaling $8.3 million.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended January 3, 2015. There have been no changes to our critical accounting policies during the first three months of 2015.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This ASU is effective in financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted, and is required to be adopted retrospectively. We are evaluating the impact the adoption of this ASU will have on our financial statements.

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

We utilize derivative financial instruments to hedge price movements in our aluminum materials. We are exposed to changes in the price of aluminum as set by the trades on the London Metal Exchange. At April 4, 2015, we had 12 forward aluminum contracts. These settle at various times throughout 2015 for 4.4 million pounds at an average price of $0.91 per pound, which excludes the Midwest premium. The fair value of our aluminum forward contracts is $431 thousand and is included in other current liabilities in the accompanying consolidated balance sheet as of April 4, 2015.

For forward contracts for the purchase of aluminum at April 4, 2015, a 10% decrease in the LME price of aluminum would decrease the fair value of our forward contracts of aluminum by $357 thousand. This calculation utilizes our actual commitment of 4.4 million pounds under contract (to be settled through December 2015) and the LME market price of aluminum as of April 4, 2015, which was approximately $0.81 per pound.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at April 4, 2015 of $199.0 million, a 100 basis point increase above the interest rate floor of 100 basis points would result in approximately $2.0 million of additional interest costs annually.

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning System (“ERP System”). We substantially completed this implementation by the end of 2014 and expect that by the end of the second quarter of 2015 that all aspects of our shipping processes will have been migrated over to the new ERP System. The implementation of this ERP System has affected and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” of our Form 10-K annual report for the year ended January 3, 2015, which could materially affect our business, financial condition, or future results.

Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity

During the first quarter of 2015, PGT Inc. repurchased 409 shares through payment of income tax withholdings for three employees whose restricted stock vested on March 4, 2015. PGT purchased these shares at a price per share of $10.95, which represented the closing market price of PGT’s common stock the day prior to vesting. These shares were cancelled and retired.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following items are attached or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010 , Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.3	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1	Credit Agreement, dated September 22, 2014, among PGT, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Letter of Credit Issuer, Swing Line Lender, Administrative Agent and Collateral Agent. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 22, 2014, filed with the Securities and Exchange Commission on September 23, 2014, Registration No. 000-52059)

10.2	Supply Agreement, executed on January 24, 2014, by and between Keymark Corporation and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.3	Supply Agreement, executed on December 16, 2013, by and between PPG Industries, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 16, 2013, filed with the Securities and Exchange Commission on December 20, 2013, Registration No. 000-52059)

10.4	Supply Agreement, executed on December 17, 2014, by and between PGT Industries, Inc. and Kuraray America, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 17, 2014, filed with the Securities and Exchange Commission on December 18, 2014, Registration No. 000-52059)

10.5	Supply Agreement, executed on January 24, 2014, by and between, PGT Industries, Inc. and SAPA Extruder, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.6	PGT, Inc. 2004 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.7	Form of PGT, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 21, 2006, Registration No. 333-132365)

10.8	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.9	Form of PGT, Inc. 2006 Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, David B. McCutcheon, Bradley West and Todd Antonelli (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.11	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.12	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.13	PGT, Inc. 2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Appendix A to Definitive Proxy Statement on Form DEF 14A dated March 28, 2014, filed with the Securities and Exchange Commission on April 2, 2014)

10.14	Supply Agreement, executed on December 3, 2014, by and between PGT Industries, Inc. and Quanex IG Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 3, 2014, filed with the Securities and Exchange Commission on December 4, 2014, Registration No. 000-52059)

10.15	Agreement and Plan of Merger, executed on July 25, 2014, with CGI Windows and Doors Holdings, Inc., and PGT Industries, Inc., and Cortec Group IV, L.P., solely in its capacity as the representatives of the equity holders of CGI (incorporated herein by reference to Exhibit 10.1 to Current Report For 8-K dated July 25, 2014, filed with the Securities and Exchange Commission on July 28, 2014, Registration No. 000-52059)

10.16	Supply Agreement, executed on April 29, 2014, by and between and PGT Industries, Inc. and Royal Group, Inc., for its Window & Door Profiles division (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2014, filed with the Securities and Exchange Commission on May 5, 2014, Registration No. 000-52059)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC. (Registrant)

Date: May 8, 2015	/s/ Bradley West
Bradley West
Vice President and Chief Financial Officer