Form 10-Q
period 2015-07-04
PGT, Inc.
filed 2015-08-06
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

Common Stock, $0.01 par value, 48,584,194 shares, as of August 5, 2015.

PGT, INC.

Form 10-Q for the Three and Six Months Ended July 4, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2015	2014	2015	2014
Net sales	$100,833	$81,622	$196,134	$144,346
Cost of sales	67,894	55,476	132,148	98,429

Gross profit	32,939	26,146	63,986	45,917
Selling, general and administrative expenses	16,776	12,952	34,440	26,329

Income from operations	16,163	13,194	29,546	19,588
Interest expense, net	2,940	891	5,853	1,789
Other expense (income), net	127	(278)	226	(101)

Income before income taxes	13,096	12,581	23,467	17,900
Income tax expense	6,316	4,780	10,035	6,747

Net income	$6,780	$7,801	$13,432	$11,153

Net income per common share:
Basic	$0.14	$0.17	$0.28	$0.24

Diluted	$0.13	$0.16	$0.27	$0.22

Weighted average shares outstanding:
Basic	48,077	47,265	47,899	47,207

Diluted	50,283	49,706	50,155	49,716

Comprehensive income	$8,418	$7,649	$15,103	$10,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	July 4,	January 3,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$47,487	$42,469
Accounts receivable, net	37,638	25,374
Inventories	23,482	19,970
Prepaid expenses and other current assets	6,603	6,464
Deferred income taxes	5,110	5,160

Total current assets	120,320	99,437
Property, plant and equipment, net	66,218	60,898
Trade name and other intangible assets, net	81,041	82,724
Goodwill	66,580	66,580
Other assets, net	2,426	2,110

Total assets	$336,585	$311,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,524	$17,328
Current portion of long-term debt	1,964	1,962

Total current liabilities	23,488	19,290
Long-term debt, less current portion	191,126	191,792
Deferred income taxes	25,956	25,956
Other liabilities	889	735

Total liabilities	241,459	237,773

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 50,829 and 49,985 shares issued and 48,533 and 47,707 shares outstanding at July 4, 2015 and January 3, 2015, respectively	508	498
Additional paid-in-capital	243,232	238,229
Accumulated other comprehensive loss	—	(1,671)
Accumulated deficit	(138,577)	(152,009)

Shareholders’ equity	105,163	85,047
Less: Treasury stock at cost	(10,037)	(11,071)

Total shareholders’ equity	95,126	73,976

Total liabilities and shareholders’ equity	$336,585	$311,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 4,	June 28,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income	$13,432	$11,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,242	2,015
Amortization	1,683	428
Recovery on allowance for doubtful accounts	(230)	(307)
Stock-based compensation	932	611
Amortization of deferred financing costs	479	467
Derivative financial instruments	126	147
Deferred income taxes	50	1,449
Excess tax benefits on stock-based compensation	(3,544)	(5,201)
Loss on disposal of assets	9	—
Change in operating assets and liabilities:
Accounts receivable	(12,526)	(7,619)
Inventories	(3,512)	(2,898)
Prepaid expenses, other current and other assets	(1,085)	296
Accounts payable, accrued and other liabilities	10,706	7,532

Net cash provided by operating activities	9,762	8,073

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,844)	(7,835)

Net cash used in investing activities	(8,844)	(7,835)

Cash flows from financing activities:
Payments of long-term debt	(1,000)	(2,000)
Purchases of treasury stock	(4)	(1,025)
Proceeds from exercise of stock options	1,576	804
Excess tax benefits on stock-based compensation	3,544	5,201
Other	(16)	—

Net cash provided by financing activities	4,100	2,980

Net increase in cash and cash equivalents	5,018	3,218
Cash and cash equivalents at beginning of period	42,469	30,204

Cash and cash equivalents at end of period	$47,487	$33,422

Non-cash activity:
Property, plant and equipment additions in accounts payable	$(273)	$(1,231)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc., and its wholly-owned subsidiary CGI Window and Holdings, Inc. (collectively the “Company”), after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended July 4, 2015 and June 28, 2014, consisted of 13 weeks.

The condensed consolidated balance sheet as of January 3, 2015, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of January 3, 2015, and the unaudited condensed consolidated financial statements as of and for the period ended July 4, 2015, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 3, 2015, included in the Company’s most recent Annual Report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

During the three months ended July 4, 2015, we recorded warranty expense at a rate of 2.25% of sales. This rate is higher than the 1.50% of sales accrued in the second quarter of 2014, due to an increase in warranty claims experience.

The following table summarizes: current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three and six months ended July 4, 2015, and June 28, 2014. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

The following provides information with respect to our warranty accrual:

	Beginning	Charged			End of
Accrued Warranty	of Period	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended July 4, 2015	$3,608	$2,268	$58	$(1,857)	$4,077
Three months ended June 28, 2014	$2,656	$1,228	$(236)	$(1,342)	$2,306
Six months ended July 4, 2015	$3,302	$4,176	$247	$(3,648)	$4,077
Six months ended June 28, 2014	$2,666	$2,326	$(146)	$(2,540)	$2,306

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

	July 4,	January 3,
	2015	2015
	(in thousands)
Raw materials	$19,239	$16,674
Work in progress	1,063	791
Finished goods	3,180	2,505

	$23,482	$19,970

NOTE 4. STOCK BASED-COMPENSATION

Exercises

For the three months ended July 4, 2015, there were 750,640 options exercised at a weighted average exercise price of $2.05 per share. For the six months ended July 4, 2015, there were 768,340 options exercised at a weighted average exercise price of $2.05 per share.

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

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.5 million for the three months ended July 4, 2015 and $0.4 million for the three months ended June 28, 2014. We recorded compensation expense for stock based awards of $0.9 million for the six months ended July 4, 2015 and $0.6 million for the six months ended June 28, 2014. As of July 4, 2015, and June 28, 2014, there was $2.2 million and $1.9 million, respectively, of total unrecognized compensation cost related to non-vested stock option agreements and restricted share awards. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.8 years at July 4, 2015, and 1.8 years at June 28, 2014.

NOTE 5. NET INCOME PER COMMON SHARE

Basic EPS is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Weighted average shares outstanding for the three months ended July 4, 2015, and June 28, 2014, excludes underlying options and restricted stock awards of 20 thousand and 164 thousand, respectively, because their effects were anti-dilutive. Weighted average shares outstanding for the six months ended July 4, 2015, and June 28, 2014, excludes underlying options and restricted stock awards of 20 thousand and 106 thousand, respectively, because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net income	$6,780	$7,801	$13,432	$11,153

Weighted-average common shares—Basic	48,077	47,265	47,899	47,207
Add: Dilutive effect of stock compensation plans	2,206	2,441	2,256	2,509

Weighted-average common shares—Diluted	50,283	49,706	50,155	49,716

Net income per common share:
Basic	$0.14	$0.17	$0.28	$0.24

Diluted	$0.13	$0.16	$0.27	$0.22

NOTE 6. ACQUISITION

On September 22, 2014, we completed the acquisition of CGI which became a wholly-owned subsidiary of PGT, Inc. The purchase price paid in the transaction was $110.4 million, which was preliminarily allocated to the net assets acquired and liabilities assumed as of the acquisition date, in accordance with ASC 805, “Business Combinations”. There have been no adjustments to this preliminary allocation in the three or six months ended July 4, 2015. For discussion of this acquisition, see Note 4 in the Company’s Annual Report on Form 10-K for the year ended January 3, 2015.

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

	Three Months Ended	Six Months Ended
Pro Forma Results	June 28, 2014	June 28, 2014
(in thousands, except per share amounts)
Net sales	$92,408	$163,565

Net income	$6,139	$9,641

Net income per common share:
Basic	$0.13	$0.20

Diluted	$0.12	$0.19

NOTE 7. GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

Goodwill, trade names, and other intangible assets, net, are as follows:

			Initial
	July 4,	January 3,	Useful Life
	2015	2015	(in years)
	(in thousands)
Goodwill	$66,580	$66,580	indefinite

Other intangible assets:
Trade names	$57,441	$57,441	indefinite

Customer relationships	79,700	79,700	8-10
Developed technology	1,700	1,700	10
Non-compete agreement	600	600	2
Less: Accumulated amortization	(58,400)	(56,717)

Subtotal	23,600	25,283

Other intangible assets, net	$81,041	$82,724

NOTE 8. LONG-TERM DEBT

On September 22, 2014, we entered into a Credit Agreement (the “2014 Credit Agreement”), among us, the lending institutions identified in the 2014 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. For further discussion of the significant terms of the 2014 Credit Agreement, see Note 8 in the Company’s Annual Report on Form 10-K for the year ended January 3, 2015. As of July 4, 2015, there were $0.5 million of letters of credit outstanding and $34.5 million available under the revolving credit portion of the 2014 Credit Agreement.

The 2014 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2014 Credit Agreement), and is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2014 Credit Agreement. As of July 4, 2015, no such test is required as we have not exceeded 20% of our revolving capacity.

The 2014 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2014 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2014 Credit Agreement may be accelerated and may become due and payable.

The face value of the debt as of July 4, 2015, was $198.5 million. Related debt issuance costs and the debt discount are being amortized to interest expense, net on the condensed consolidated statements of comprehensive income over the term of the debt.

The contractual future maturities of long-term debt outstanding as of July 4, 2015, are as follows (excluding unamortized debt discount and issuance costs):

(in thousands)
2015	$1,000
2016	2,000
2017	2,000
2018	2,000
2019	2,000
Thereafter	189,500

Total	$198,500

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three and six months ended July 4, 2015, and June 28, 2014:

Three months ended July 4, 2015 (in thousands)	Aluminum Forward Contracts
Balance at April 4, 2015	$(1,638)

Amounts reclassified from accumulated other comprehensive loss	71
Tax effect	(28)
Reversal of income tax allocation	1,595

Net current-period other comprehensive income	1,638

Balance at July 4, 2015	$—

Three months ended June 28, 2014 (in thousands)	Aluminum Forward Contracts	Interest Swap	Total
Balance at March 29, 2014	$(1,773)	$(540)	$(2,313)

Other comprehensive income (loss) before reclassification	442	(403)	39
Amounts reclassified from accumulated other comprehensive loss	(384)	—	(384)
Tax effect	39	154	193

Net current-period other comprehensive income (loss)	97	(249)	(152)

Balance at June 28, 2014	$(1,676)	$(789)	$(2,465)

Six months ended July 4, 2015 (in thousands)	Aluminum Forward Contracts
Balance at January 3, 2015	$(1,671)

Amounts reclassified from accumulated other comprehensive loss	126
Tax effect	(50)
Reversal of income tax allocation	1,595

Net current-period other comprehensive income	1,671

Balance at July 4, 2015	$—

Six months ended June 28, 2014 (in thousands)	Aluminum Forward Contracts	Interest Swap	Total
Balance at December 28, 2013	$(1,837)	$(386)	$(2,223)

Other comprehensive income (loss) before reclassification	345	(557)	(212)
Amounts reclassified from accumulated other comprehensive loss	(128)	—	(128)
Tax effect	(56)	154	98

Net current-period other comprehensive income (loss)	161	(403)	(242)

Balance at June 28, 2014	$(1,676)	$(789)	$(2,465)

The following table shows the reclassification out of accumulated other comprehensive loss for the three and six months ended July 4, 2015, and June 28, 2014 ( in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Loss
			Affected Line Item in Statement Where Net Income is Presented
	Three Months Ended
	July 4,	June 28,
	2015	2014
	Debit (Credit)
Aluminum forward contracts—effective portion	$71	$(384)	Cost of sales
Tax effect	(28)	144	Tax expense

	Six Months Ended
	July 4, 2015	June 28, 2014
	Debit (Credit)
Aluminum forward contracts—effective portion	$126	$(128)	Cost of sales
Tax effect	(50)	49	Tax expense

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

NOTE 11. INCOME TAXES

Income tax expense was $6.3 million for the three months ended July 4, 2015, compared with $4.8 million for the three months ended June 28, 2014. Our effective tax rate for the three months ended July 4, 2015, was 48.2%, and was 38.0% for the three months ended June 28, 2014. Income tax expense for the six months ended July 4, 2015, was $10.0 million, compared with $6.7 million for the six months ended June 28, 2014. Our effective tax rate for the six months ended July 4, 2015, was 42.8%, and was 37.7% for the six months ended June 28, 2014.

Income tax expense in both the three and six month periods ended July 4, 2015, includes a $1.6 million discrete item of income tax expense representing income tax expense previously classified within accumulated other comprehensive losses, relating to the intraperiod income taxes on our effective aluminum hedges, allocated to other comprehensive income in the year ended January 2, 2010, which we reversed in the three months ended July 4, 2015, as the result of the culmination of our remaining cash flow hedges. Excluding this discrete item of income tax expense, the effective tax rate for the three and six month periods ended July 4, 2015, would have been 36.0% and 36.0%, respectively. The effective tax rates in all periods of both 2015, excluding the effect of the discrete income tax item, and 2014, were lower than our combined statutory federal and state tax rate of 38.8% as the result of the estimated impact of the section 199 domestic manufacturing deduction.

NOTE 12. DERIVATIVES

Derivative Financial Instruments – Aluminum Contracts

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. Certain of our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum. For further discussion of our derivative financial instruments relating to aluminum contracts, see Note 9 in the Company’s Annual Report on Form 10-K for the year ended January 3, 2015.

We maintain a $2.0 million line of credit with our commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls. Should the price of aluminum fall to a level which causes our liability for open aluminum contracts to exceed $2.0 million, we are required to fund daily margin calls to cover the excess. As of July 4, 2015, no amounts were borrowed under this line of credit.

At July 4, 2015, the fair value of our aluminum forward contracts was in a net liability position of $278 thousand. We had 5 outstanding forward contracts for the purchase of 1.9 million pounds of aluminum through December 2015, at an average price of $0.93 per pound, which excludes the Midwest premium, with maturity dates of between 1 month and 5 months. We assessed the risk of non-performance of the Company to these contracts and recorded a de minimis adjustment to fair value as of July 4, 2015.

Although it is our intent to have our aluminum hedges qualify as highly effective for reporting purposes, for the three and six months ended July 4, 2015, and June 28, 2014, certain of our outstanding contracts did not qualify as effective. In the case of our 5 outstanding contracts as of July 4, 2015, these contracts were never evaluated for or considered as qualifying for accounting as cash flow hedges. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. When a cash flow hedge becomes ineffective, and if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in accumulated other comprehensive loss remain in accumulated other comprehensive loss and are recognized in earnings in the period in which the hedged transaction affects earnings. The changes in value of the aluminum forward contracts occurring after ineffectiveness and the contracts that had not been evaluated for or considered as qualifying for accounting as cash flow hedges, are recognized in other expense, net, on the condensed consolidated statements of comprehensive income, and totaled other expenses of $125 thousand and other income of $290 thousand for the three months ended July 4, 2015, and June 28, 2014, respectively, and other expenses of $224 thousand and other income of $128 thousand for the six months ended July 4, 2015, and June 28, 2014, respectively. As of July 4, 2015, we have no remaining accumulated other comprehensive income or loss.

Derivative Financial Instruments – Interest Rate Contract

We have an interest rate cap agreement we entered into on September 16, 2013. It is a two-year agreement with a notional amount of $20.0 million; and was initially designated as a cash flow hedge to protect the variable rate debt from an increase in the floating, one-month LIBOR rate of greater than 0.50%. Upon entering into the 2014 Credit Agreement, effective on September 22, 2014, it was de-designated as a cash flow hedge and has since been marked-to-market in other expense, net, on the condensed consolidated statements of comprehensive income, and were de minimis for the three and six months ended July 4, 2015, and June 28, 2014, respectively.

The fair value of our derivatives are classified in the accompanying condensed consolidated balance sheets as follows (in thousands):

		July 4,	January 3,
		2015	2015
Derivatives in a net asset (liability) position	Balance Sheet Location
Hedging instruments:
Aluminum forward contracts	Accrued liabilities	$(278)	$(491)
Interest rate cap	Other current assets	—	2

Total hedging instruments		$(278)	$(489)

The impact of the offsetting derivative instruments are depicted below (in thousands):

As of July 4, 2015
Gross Amounts not Offset
	Gross		Net
	Amounts of	Gross	Amounts of		Cash
	Recognized	Amounts	Recognized	Financial	Collateral	Net
	Assets	Offset	Assets	Instruments	Received	Amount
Interest rate cap	$—	$—	$—	$—	$—	$—

Gross Amounts not Offset
	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset	Net Amounts of Recognized (Liabilities)	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum forward contracts	$(278)	$—	$(278)	$—	$—	$(278)

As of January 3, 2015
Gross Amounts not Offset
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts of Recognized Assets	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate cap	$2	$—	$2	$—	$—	$2

Gross Amounts not Offset
	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset	Net Amounts of Recognized (Liabilities)	Financial Instruments	Cash Collateral Pledged	Net Amount
Aluminum forward contracts	$(491)	$—	$(491)	$—	$—	$(491)

The following represents the gains (losses) on derivative financial instruments for the three and six months ended July 4, 2015 and June 28, 2014, and their classifications within the accompanying condensed consolidated statements of comprehensive income (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	July 4, 2015	June 28, 2014		July 4, 2015	June 28, 2014
Aluminum contracts	$—	$442	Cost of sales	$(71)	$384
Interest rate swap	—	(403)		—	—

	$—	$39		$(71)	$384

	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Three Months Ended
		July 4, 2015	June 28, 2014
Aluminum contracts	Other income (expense), net	$(125)	$290
Interest rate cap	Other income (expense), net	(2)	—

		$(127)	$290

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended			Six Months Ended
	July 4, 2015	June 28, 2014		July 4, 2015	June 28, 2014
Aluminum contracts	$—	$345	Cost of sales	$(126)	$128
Interest rate swap	—	(557)		—	—

	$—	$(212)		$(126)	$128

	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Six Months Ended
		July 4, 2015	June 28, 2014
Aluminum contracts	Other income (expense), net	$(224)	$128
Interest rate cap	Other income (expense), net	(2)	—

		$(226)	$128

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

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the condensed consolidated balance sheets at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	July 4,	Markets	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Aluminum forward contracts	$(278)	$—	$(278)	$—
Interest rate cap	—	—	—	—

	$(278)	$—	$(278)	$—

Description	January 3, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Aluminum forward contracts	$(491)	$—	$(491)	$—
Interest rate cap	2	—	2	—

	$(489)	$—	$(489)	$—

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at July 4, 2015, and January 3, 2015 (in thousands):

	July 4, 2015		January 3, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets (liabilities)
Cash and cash equivalents	$47,487	$47,487	$42,469	$42,469
Accounts receivable, net	$37,638	$37,638	$25,374	$25,374
Accounts payable and accrued liabilities	$(21,524)	$(21,524)	$(17,328)	$(17,328)
Long-term debt (including current portion)	$(193,090)	$(193,090)	$(193,754)	$(193,754)

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

Sales and Operations

On August 5, 2015, we issued a press release, and held a conference call on August 6, 2015, to review the results of operations for the three and six months ended July 4, 2015. During the call, we also discussed current market conditions and gave an update on the status of operations of our new glass processing facility. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks; we are neither updating nor confirming that information.

The operation of our new, state-of-the-art glass processing facility is progressing as planned. We estimated that we have expanded our glass processing capacity by approximately 25%, and we are in the second phase of the expansion by adding additional glass laminating equipment to the facility. We expect to be completed with this phase in the third quarter of 2015.

With regard to our results, we delivered our highest quarterly sales since the second quarter of 2006, coming in at $100.8 million, up 23.5% over the second quarter of 2014. This represents the second highest quarterly sales level in our history and the second time that we achieved quarterly sales in excess of $100 million. Second quarter 2015 net sales includes $16.5 million from CGI. Excluding CGI, our organic sales grew by $2.7 million, or 3.3%. Our growth has been driven by continuing to focus on our core markets and products. Including CGI’s sales, sales in our primary market of Florida represented 88% of total net sales during the second quarter of 2015. Impact product sales, also including CGI, whose product lines we consider to be all impact products, represented 81% of total net sales in the 2015 second quarter.

Our sales growth led to a $6.8 million, or 26.0%, increase in gross profit in the second quarter of 2015, over last year’s second quarter. As a percent of net sales, gross margin improved to 32.7%, compared to 32.0% last year. The increase in gross margin was largely due to improvements in scrap and efficiencies, and lower glass costs due to the increase in our capacity to process more of our own glass.

Selling, general and administrative expenses as a percent of net sales were 16.6% in the second quarter of 2015, compared to 15.9% in the second quarter of 2014. Although we continue to have strong leverage in this category as the result of the significant increase in sales, selling, general and administrative expenses in 2015 are being affected by increased depreciation due to our higher levels of capital expenditures and by amortization due to the intangibles acquired in the CGI acquisition.

Looking forward, we expect to capitalize on opportunities from both diversifying and broadening our product portfolio resulting from our recent acquisition of CGI, as well as our increased capacity for processing glass. We expect economic conditions in the Florida market to remain stable or improve, which we anticipate will continue to drive year over year sales growth in the third quarter. We anticipate this growth will continue, both organically and as a result of the CGI acquisition. As we commented in our previously mentioned earnings release, in the third quarter of 2015, sales are expected to range between $99 and $101 million, which represents an increase of approximately 29% over prior year sales of $77.3 million, which we estimate will be comprised of 10% organic growth, and 19% from our CGI acquisition, and will likely produce a gross margin consistent with the first half of 2015.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of comprehensive income as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	July 4,		June 28,
	2015		2014
	(unaudited)
Net sales	$100,833	100.0%	$81,622	100.0%
Cost of sales	67,894	67.3%	55,476	68.0%

Gross profit	32,939	32.7%	26,146	32.0%
Selling, general and administrative expenses	16,776	16.6%	12,952	15.9%

Income from operations	16,163	16.0%	13,194	16.2%
Interest expense, net	2,940	2.9%	891	1.1%
Other expense (income), net	127	0.1%	(278)	-0.3%

Income before income taxes	13,096	13.0%	12,581	15.4%
Income tax expense	6,316	6.3%	4,780	5.9%

Net income	$6,780	6.7%	$7,801	9.6%

	Six Months Ended
	July 4,		June 28,
	2015		2014
	(unaudited)
Net sales	$196,134	100.0%	$144,346	100.0%
Cost of sales	132,148	67.4%	98,429	68.2%

Gross profit	63,986	32.6%	45,917	31.8%
Selling, general and administrative expenses	34,440	17.6%	26,329	18.2%

Income from operations	29,546	15.1%	19,588	13.6%
Interest expense, net	5,853	3.0%	1,789	1.2%
Other expense (income), net	226	0.1%	(101)	-0.1%

Income before income taxes	23,467	12.0%	17,900	12.4%
Income tax expense	10,035	5.1%	6,747	4.7%

Net income	$13,432	6.8%	$11,153	7.7%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 4, 2015 AND JUNE 28, 2014

The following table represents total sales by product category for the three months ended July 4, 2015, and June 28, 2014 (in thousands):

	Three Months Ended
	July 4, 2015		June 28, 2014
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Windows and Doors	$81.6	80.9%	$63.3	77.5%	29.0%
Other Window and Door Products	19.2	19.1%	18.3	22.5%	5.0%

Total net sales	$100.8	100.0%	$81.6	100.0%	23.5%

Net sales of impact window and door products, including $16.5 million from CGI, were $81.6 million for the second quarter of 2015, an increase of $18.3 million, or 29.0%, from $63.3 million in net sales for the second quarter of 2014. Our organic increase was driven mainly by improved market conditions, and our promotional and marketing activities.

Net sales of other window and door products were $19.2 million for the second quarter of 2015, an increase of $0.9 million, or 5.0%, from $18.3 million in net sales for the 2014 second quarter. This increase was due mainly to an increase in sales of our non-impact vinyl products of $1.1 million, and non-impact aluminum products, whose sales were down $0.2 million.

Gross profit and gross margin

Gross profit was $32.9 million in the second quarter of 2015, an increase of $6.8 million, or 26.0%, from $26.1 million in the 2014 second quarter. The gross margin percentage was 32.7% in the second quarter of 2015, compared to 32.0% in the prior year second quarter, an increase of 0.7%. Gross margin was positively impacted by several factors, including lower glass cost due to the increase in our capacity to process our own glass, which has reduced our dependence on outsourced, higher-cost glass, which benefitted gross margin by 1.3%, and improvements in scrap and efficiencies, which benefitted gross margin by 0.5%. Gross margin also improved on higher sales dollars due to price increases, and the addition of CGI, both of which resulted in a 1.0% increase each. Gross margin also improve due to volume, by 0.3%. These improvement were partially offset by decreases as the result of higher overhead costs, primarily employee-related due to higher employment levels driven by higher sales, resulting in a decrease in gross margin of 2.3%, as well as product mix, which decreased gross margin by 1.1%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $16.8 million in the second quarter of 2015, an increase of $3.8 million, or 29.5%, from $13.0 million in the 2014 second quarter. As a percentage of sales, these costs increased to 16.6%, an increase of 0.7%, from 15.9% from the second quarter of 2014. Selling, general, and administrative expenses in the second quarter of 2015 includes intangible amortization of $0.9 million, related to the CGI acquisition, and a total for CGI of $3.0 million. Excluding CGI, selling, general and administrative costs increased $0.8 million. The increase was related to a $0.6 million increase in selling and distribution costs on the higher sales volume. There was also a $0.2 million increase in depreciation on higher levels of capital expenditures and a $0.1 million increase in stock-based compensation expense in the second quarter of 2015, compared to the second quarter of 2014. The increases were partially offset by a $0.2 million decrease in personnel related costs.

Interest expense, net

Interest expense was $2.9 million in the second quarter of 2015, an increase of $2.0 million, from $0.9 million in the prior year second quarter. During 2014, concurrent with the acquisition of CGI late in the third quarter of 2014, we refinanced our then existing credit agreement into the 2014 Credit Agreement, a $200 million senior secured credit facility, which increased our outstanding debt balance to $200 million, up from $79.0 million at the end of 2013. The increase in interest expense was due primarily to the increase in outstanding debt under the new credit facility and resulting increase in average outstanding debt balance during the second quarter of 2015, compared to the second quarter of 2014.

Other expense (income), net

Other expense (income), net was other expenses of $0.1 million in the 2015 second quarter, compared to other income of $0.3 million in the second quarter of 2014. The amounts in both periods were due primarily to the ineffective portions of our aluminum hedges.

Income tax expense

Our income tax expense was $6.3 million for the second quarter of 2015, compared with $4.8 million for the second quarter of 2014. Our effective tax rate for the second quarter of 2015 was 48.2%, and was 38.0% for the second quarter of 2014. Income tax expense in the second quarter of 2015 includes a $1.6 million discrete item of income tax expense representing income tax expense previously classified within accumulated other comprehensive losses, relating to the intraperiod income taxes on our aluminum cash flow hedges, allocated to other comprehensive income in the year ended January 2, 2010, which we reversed in the three months ended July 4, 2015 as the result of the culmination of our remaining cash flow hedges. Excluding income tax expense relating to this discrete item, the effective tax rate for the second quarter of 2015 would have been 36.0%. The effective tax rates in the second quarter of 2015, excluding the effect of the discrete income tax item, and the second quarter of 2014, were lower than our combined statutory federal and state tax rate of 38.8% as the result of the estimated impact of the section 199 domestic manufacturing deduction.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 4, 2015 AND JUNE 28, 2014

The following table represents total sales by product category for the six months ended July 4, 2015, and June 28, 2014 (in thousands):

	Six Months Ended
	July 4, 2015		June 28, 2014
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Windows and Doors	$158.4	80.8%	$111.2	77.1%	42.4%
Other Window and Door Products	37.7	19.2%	33.1	22.9%	14.1%

Total net sales	$196.1	100.0%	$144.3	100.0%	35.9%

Net sales of impact window and door products, including $29.5 million from CGI, were $158.4 million for the first half of 2015, an increase of $47.2 million, or 42.4%, from $111.2 million in net sales for the first half of 2014. This increase was driven mainly by improved market conditions, and our promotional and marketing activities.

Net sales of other window and door products were $37.7 million for the first half of 2015, an increase of $4.6 million, or 14.1%, from $33.1 million in net sales for the first half of 2014. This increase was due mainly to an increase in sales of our non-impact vinyl products of $3.6 million, and non-impact aluminum products, whose sales were up $1.0 million.

Gross profit and gross margin

Gross profit was $64.0 million in the first half of 2015, an increase of $18.1 million, or 39.4%, from $45.9 million in the first half of 2014. The gross margin percentage was 32.6% in the first half of 2015, compared to 31.8% in the prior year first half, an increase of 0.8%. Gross margin was positively impacted by several factors, including lower glass cost due to the increase in our capacity to process our own glass, which has reduced our dependence on outsourced, higher-cost glass, which benefitted gross margin by 1.1%, and improvements in scrap and efficiencies, which benefitted gross margin by 0.7%. Gross margin also improved due to leverage on higher sales volume, and an increase in prices, both of which resulted in a 0.5% increase each. The addition of CGI benefitted gross margin by 0.9%. These improvement were partially offset by decreases as the result of higher overhead costs, resulting in a decrease in gross margin of 1.8%, product mix, which decreased gross margin by 0.6%, as well as higher aluminum costs, which decreased gross margin by 0.5%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $34.4 million in the first half of 2015, an increase of $8.1 million, or 30.8%, from $26.3 million in the first half of 2014. As a percentage, we leveraged these costs to 17.6%, a decrease of 0.6%, from 18.2% in the first half of 2014. Selling, general and administrative expenses in the first half of 2015 includes intangible amortization of $1.7 million related to the CGI acquisition, and a total for CGI of $5.7 million. Excluding CGI, selling, general and administrative costs increased $2.4 million. Contributing to the increase was an increase of $1.1 million in selling and distribution costs on the higher sales volume. The increase was also related to an increase of $0.8 million in personnel-related costs, including incentive compensation, 401K matching expenses and employee profit-sharing, an increase of nearly $0.2 million in bank-related fees due to the increased level of credit card use by customers on the higher sales volume, and an increase of $0.3 million in depreciation on higher levels of capital expenditures. There was also a $0.3 million increase in stock-based compensation expense in the first half of 2015, compared to the first half of 2014. These increases were partially offset by a $0.4 million decrease in intangible asset amortization expense due to our amortizable intangible assets, not including those acquired with the acquisition of CGI, becoming fully amortized early in 2014.

Interest expense, net

Interest expense was $5.9 million in the first half of 2015, an increase of $4.1 million, from $1.8 million in the first half of 2014. During 2014, concurrent with the acquisition of CGI late in the third quarter of 2014, we refinanced our then existing credit agreement into the 2014 Credit Agreement, a new $200 million senior secured credit facility, which increased our outstanding debt balance to $200 million, up from $79.0 million at the end of 2013. The increase in interest expense was due primarily to the increase in outstanding debt under the new credit facility and resulting increase in average outstanding debt balance during the first half of 2015, compared to the first half of 2014.

Other expense, net

Other expense, net was $0.2 million in the first half of 2015, compared to other income of $0.1 million in the first half of 2014. The amounts in both periods were due primarily to the ineffective portions of our aluminum hedges.

Income tax expense

Our income tax expense was $10.0 million for the first half of 2015, compared with $6.7 million for the first half of 2014. Our effective tax rate for the first half of 2015 was 42.8%, and was 37.7% for the first half of 2014. Income tax expense in the first half of 2015 includes a $1.6 million discrete item of income tax expense representing income tax expense previously classified within accumulated other comprehensive losses, relating to the intraperiod income taxes on our aluminum cash flow hedges, allocated to other comprehensive income in the year ended January 2, 2010, which we reversed in the three months ended July 4, 2015 as the result of the culmination of our remaining cash flow hedges. Excluding income tax expense relating to this discrete item, the effective tax rate for the first half of 2015 would have been 36.0%. The effective tax rates in the first half of 2015, excluding the effect of the discrete income tax item, and the first half of 2014, were lower than our combined statutory federal and state tax rate of 38.8% as the result of the estimated impact of the section 199 domestic manufacturing deduction.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first six months of 2015 was $9.8 million, compared to $8.1 million in the first six months of 2014.

Direct cash flows from operations for the first six months of 2015 and 2014 are as follows:

	Direct Operating Cash Flows
	Six Months Ended
(in millions)	July 4, 2015	June 28, 2014
Collections from customers	$187.1	$140.7
Other collections of cash	1.8	1.4
Disbursements to vendors	(113.6)	(83.6)
Personnel related disbursements	(55.7)	(48.9)
Income taxes paid	(4.4)	(0.1)
Debt service payments	(5.4)	(1.4)

Cash from operations	$9.8	$8.1

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 32 days at July 4, 2015, which is higher compared to the 31 days at June 28, 2014. DSO’s at July 4, 2015 were affected by the timing of collections in the week leading up to the July 4th holiday. Last year, the week of the July 4th holiday fell in our third quarter.

Inventory on hand as of July 4, 2015, was $23.5 million, compared to $20.0 million at January 3, 2015, an increase of $3.5 million. Raw materials inventory at July 4, 2015, was higher than at January 3, 2015, due to the launch of our new WinGuard and EnergyVue vinyl lines.

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

Investing activities. Cash used in investing activities was $8.8 million for the first half of 2015, compared to cash used in investing activities of $7.8 million for the first half of 2014. The increase of $1.0 million in cash used in investing activities was due to an increase in capital expenditures.

Financing activities. Cash provided in financing activities was $4.1 million in the first half of 2015, compared to cash provided by financing activities of $3.0 million in the first half of 2014, a increase in cash of $1.1 million. Cash used for repayments of long-term debt in the first half of 2015 compared to the first half of 2014 decreased $1.0 million. In addition, purchases of treasury stock were only $4 thousand in the first half of 2015 versus $1.0 million in the first half of 2014, a decrease in cash used of $1.0 million. Proceeds from the exercises of stock options increased $0.8 million, and there was a decrease in tax benefits from option exercises of nearly $1.7 million.

Debt Covenant. The 2014 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to EBITDA, each as defined in the 2014 Credit Agreement), and is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2014 Credit Agreement. As of July 4, 2015, no such test is required as we have not exceeded 20% of our revolving capacity, and we believe that we are in compliance with all covenants.

The 2014 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2014 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2014 Credit Agreement may be accelerated and may become immediately due and payable. As of July 4, 2015, we were in compliance with all affirmative and restrictive covenants.

Capital Resources. On September 22, 2014, we entered into the 2014 Credit Agreement, among us, the lending institutions identified in the 2014 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2014 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $235.0 million, consisting of a $200.0 million Term B term loan facility maturing in seven years that will amortize on a basis of 1% annually during the seven-year term, and a $35.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2014 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of July 4, 2015, there were $0.5 million of letters of credit outstanding and $34.5 million available on the revolver.

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

The face value of the debt as of July 4, 2015, was $198.5 million. Related debt issuance costs and the debt discount are being amortized to interest expense, net, on the condensed consolidated statements of comprehensive income over the term of the debt.

The contractual future maturities of long-term debt outstanding as of July 4, 2015, are as follows (excluding unamortized debt discount and issuance costs):

(in thousands)
2015	$1,000
2016	2,000
2017	2,000
2018	2,000
2019	2,000
Thereafter	189,500

Total	$198,500

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first half of 2015, capital expenditures were $8.8 million, compared to $7.8 million for the first half of 2014. This includes spending on our new glass facility. In the second half of 2015, we expect to spend approximately $11-$12 million on capital expenditures, including expenditures related to the second phase of the new glass plant, primarily acquiring new glass laminating and insulating equipment, continued investments in our ERP system and product investments in lines targeted at increasing both gross sales and margins.

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

To cover its needs for aluminum, during the first half of 2015, the Company has entered into contracts for future purchases of aluminum with two U.S. vendors of aluminum extrusion. At July 4, 2015, these contracts run through December 2016, and are for a total of 17.5 million pounds of aluminum at an average, delivered price of $0.95 per pound. This average price per pound includes components for the LME and Midwest premium, excluding conversion costs, and represents a contractual commitment totaling $16.6 million as of July 4, 2015.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended January 3, 2015. There have been no changes to our critical accounting policies during the first half of 2015.

Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, “Inventory (Topic 330) – Simplifying the Measurement of Inventory”. This guidance changes the subsequent measurement of inventory, excluding inventory accounted for under LIFO or the retail inventory method, to be at lower of cost and net realizable value. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Under this ASU, an entity should measure inventory within its scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective in financial statements issued for fiscal years beginning after December 15, 2016, with early application at the beginning of interim or annual periods permitted, and is required to be adopted prospectively. We are evaluating the impact the adoption of this ASU will have on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This ASU is effective in financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted, and is required to be adopted retrospectively. We do not believe the adoption of this ASU will have a material impact on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We do not believe the adoption of this ASU will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this ASU will be effective for us beginning the first interim period of our 2016 fiscal year and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows.

In April 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which states the core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The provisions of the guidance will be effective for us beginning in first quarter of 2017. However, in July 2015, the FASB delayed the effective date of ASU 2014-09 by one year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in our aluminum materials. We are exposed to changes in the price of aluminum as set by the trades on the London Metal Exchange. At July 4, 2015, we had 5 forward aluminum contracts. These settle at various times throughout December 2015 for 1.9 million pounds at an average price of $0.93 per pound. The fair value of our aluminum forward contracts is $278 thousand and is included in other current liabilities in the accompanying consolidated balance sheet as of July 4, 2015. These contracts were never evaluated for or considered as qualifying for accounting as cash flow hedges and, as such, changes in their fair value are recorded as other expense (income), net, in the accompanying condensed consolidated statements of comprehensive income.

For forward contracts for the purchase of aluminum at July 4, 2015, a 10% decrease in the LME price of aluminum would decrease the fair value of our forward contracts of aluminum by $150 thousand. This calculation utilizes our actual commitment of 1.9 million pounds under contract (to be settled through December 2015) and the LME market price of aluminum, which excludes the Midwest premium, as of July 4, 2015, which was approximately $0.78 per pound.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at July 4, 2015 of $198.5 million, a 100 basis point increase above the interest rate floor of 100 basis points would result in approximately $2.0 million of additional interest costs annually.

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning System (“ERP System”). We substantially completed this implementation by the end of 2014 and expect that by the end of 2015, all aspects of our shipping processes will have been migrated over to the new ERP System. The implementation of this ERP System has affected and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

None.

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

PGT, INC.
(Registrant)

Date: August 6, 2015	/s/ Bradley West
Bradley West
Vice President and Chief Financial Officer