Form 10-Q
period 2015-10-03
PGT, Inc.
filed 2015-11-05
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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

Common Stock, $0.01 par value, 48,653,104 shares, as of November 4, 2015.

PGT, INC.

Form 10-Q for the Three and Nine Months Ended October 3, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Net sales	$100,668	$77,320	$296,802	$221,666
Cost of sales	71,247	54,136	203,395	152,565

Gross profit	29,421	23,184	93,407	69,101

Selling, general and administrative expenses	16,364	14,290	50,804	40,619

Income from operations	13,057	8,894	42,603	28,482

Interest expense, net	2,934	1,020	8,787	2,809
Debt extinguishment costs	—	2,829	—	2,829
Other expense, net	131	1,019	357	918

Income before income taxes	9,992	4,026	33,459	21,926

Income tax expense	3,646	1,695	13,681	8,442

Net income	$6,346	$2,331	$19,778	$13,484

Net income per common share:
Basic	$0.13	$0.05	$0.41	$0.29

Diluted	$0.13	$0.05	$0.39	$0.27

Weighted average shares outstanding:
Basic	48,596	47,399	48,131	47,271

Diluted	50,563	49,792	50,290	49,728

Comprehensive income	$6,346	$3,081	$21,449	$13,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	October 3, 2015	January 3, 2015

ASSETS
Current assets:
Cash and cash equivalents	$54,792	$42,469
Accounts receivable, net	38,957	25,374
Inventories	22,992	19,970
Prepaid expenses and other current assets	6,458	6,464
Deferred income taxes	5,110	5,160

Total current assets	128,309	99,437

Property, plant and equipment, net	69,344	60,898
Trade name and other intangible assets, net	80,176	82,724
Goodwill	66,580	66,580
Other assets, net	2,370	2,110

Total assets	$346,779	$311,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,414	$17,328
Current portion of long-term debt	1,965	1,962

Total current liabilities	26,379	19,290

Long-term debt, less current portion	190,813	191,792
Deferred income taxes	25,956	25,956
Other liabilities	960	735

Total liabilities	244,108	237,773

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 50,933 and 49,985 shares issued and 48,633 and 47,707 shares outstanding at October 3, 2015 and January 3, 2015, respectively	509	498
Additional paid-in-capital	244,430	238,229
Accumulated other comprehensive loss	—	(1,671)
Accumulated deficit	(132,231)	(152,009)

Shareholders’ equity	112,708	85,047
Less: Treasury stock at cost	(10,037)	(11,071)

Total shareholders’ equity	102,671	73,976

Total liabilities and shareholders’ equity	$346,779	$311,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	October 3, 2015	September 27, 2014
	(unaudited)

Cash flows from operating activities:
Net income	$19,778	$13,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,997	3,116
Amortization	2,548	468
Recovery on allowance for doubtful accounts	(257)	(484)
Stock-based compensation	1,278	888
Amortization and write-off of deferred financing costs	745	3,490
Derivative financial instruments	126	174
Deferred income taxes	50	1,096
Excess tax benefits on stock-based compensation	(4,197)	(7,322)
Loss on disposal of assets	9	—
Change in operating assets and liabilities (net of the effect of the acquisition):
Accounts receivable	(13,842)	(5,416)
Inventories	(3,022)	(3,954)
Prepaid expenses, other current and other assets	(1,693)	(687)
Accounts payable, accrued and other liabilities	14,986	12,025

Net cash provided by operating activities	21,506	16,878

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,629)	(14,486)
Business acquisition	—	(110,438)

Net cash used in investing activities	(13,629)	(124,924)

Cash flows from financing activities:
Payments of long-term debt	(1,500)	(79,000)
Proceeds from issuance of long-term debt	—	198,000
Payments of financing costs	—	(5,291)
Purchases of treasury stock	(4)	(1,025)
Proceeds from exercise of stock options	1,776	1,508
Excess tax benefits on stock-based compensation	4,197	7,322
Other	(23)	—

Net cash provided by financing activities	4,446	121,514

Net increase in cash and cash equivalents	12,323	13,468
Cash and cash equivalents at beginning of period	42,469	30,204

Cash and cash equivalents at end of period	$54,792	$43,672

Non-cash activity:
Property, plant and equipment additions in accounts payable	$(176)	$(1,007)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc., and its wholly-owned subsidiary CGI Window and Holdings, Inc. (“CGI”) (collectively the “Company”), after elimination of intercompany accounts and transactions. We acquired CGI effective on September 22, 2014. The purchase price paid in the acquisition was $110.4 million, which was allocated to the net assets acquired and liabilities assumed as of the acquisition date, in accordance with ASC 805, “Business Combinations”. For a more detailed discussion of this acquisition, see Note 4 in the Company’s Annual Report on Form 10-K for the year ended January 3, 2015.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended October 3, 2015 and September 27, 2014, consisted of 13 weeks.

The condensed consolidated balance sheet as of January 3, 2015, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of January 3, 2015, and the unaudited condensed consolidated financial statements as of and for the period ended October 3, 2015, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 3, 2015, included in the Company’s most recent Annual Report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

During the three months ended October 3, 2015, we recorded warranty expense at a rate of approximately 2.00% of sales. This rate is in line with the 2.00% of sales accrued in the third quarter of 2014.

The following table summarizes: current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three and nine months ended October 3, 2015, and September 27, 2014. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

The following provides information with respect to our warranty accrual:

Accrued Warranty	Beginning of Period	Acquired	Charged to Expense	Adjustments	Settlements	End of Period
(in thousands)
Three months ended October 3, 2015	$4,077	$—	$1,992	$19	$(1,812)	$4,276

Three months ended September 27, 2014	$2,306	$239	$1,535	$462	$(1,337)	$3,205

Nine months ended October 3, 2015	$3,302	$—	$6,168	$266	$(5,460)	$4,276

Nine months ended September 27, 2014	$2,666	$239	$3,861	$316	$(3,877)	$3,205

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

	October 3, 2015	January 3, 2015
	(in thousands)

Raw materials	$19,052	$16,674
Work in progress	1,136	791
Finished goods	2,804	2,505

	$22,992	$19,970

NOTE 4. STOCK BASED-COMPENSATION

Exercises

For the three months ended October 3, 2015, there were 100,410 options exercised at a weighted average exercise price of $1.99 per share. For the nine months ended October 3, 2015, there were 868,750 options exercised at a weighted average exercise price of $2.04 per share.

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

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.3 million for the three months ended October 3, 2015 and $0.3 million for the three months ended September 27, 2014. We recorded compensation expense for stock based awards of $1.3 million for the nine months ended October 3, 2015 and $0.9 million for the nine months ended September 27, 2014. As of October 3, 2015, and September 27, 2014, there was $1.6 million and $1.4 million, respectively, of total unrecognized compensation cost related to non-vested stock option agreements and restricted share awards. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.6 years at October 3, 2015, and 1.5 years at September 27, 2014.

NOTE 5. NET INCOME PER COMMON SHARE

Basic EPS is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Weighted average shares outstanding for the three months ended October 3, 2015, and September 27, 2014, excludes underlying options and restricted stock awards of 20 thousand and 92 thousand, respectively, because their effects were anti-dilutive. Weighted average shares outstanding for the nine months ended October 3, 2015, and September 27, 2014, excludes underlying options and restricted stock awards of 20 thousand and 70 thousand, respectively, because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(in thousands, except per share amounts)

Net income	$6,346	$2,331	$19,778	$13,484

Weighted-average common shares - Basic	48,596	47,399	48,131	47,271
Add: Dilutive effect of stock compensation plans	1,967	2,393	2,159	2,457

Weighted-average common shares - Diluted	50,563	49,792	50,290	49,728

Net income per common share:
Basic	$0.13	$0.05	$0.41	$0.29

Diluted	$0.13	$0.05	$0.39	$0.27

NOTE 6. GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

Goodwill, trade names, and other intangible assets, net, are as follows:

	October 3, 2015	January 3, 2015	Initial Useful Life (in years)
	(in thousands)
Goodwill	$66,580	$66,580	indefinite

Trade names and other intangible assets:
Trade names	$57,441	$57,441	indefinite

Customer relationships	79,700	79,700	8-10
Developed technology	1,700	1,700	10
Non-compete agreement	600	600	2
Less: Accumulated amortization	(59,265)	(56,717)

Subtotal	22,735	25,283

Other intangible assets, net	$80,176	$82,724

NOTE 7. LONG-TERM DEBT

On September 22, 2014, we entered into a Credit Agreement (the “2014 Credit Agreement”), among us, the lending institutions identified in the 2014 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. For further discussion of the significant terms of the 2014 Credit Agreement, see Note 8 in the Company’s Annual Report on Form 10-K for the year ended January 3, 2015. As of October 3, 2015, there were $0.5 million of letters of credit outstanding and $34.5 million available under the revolving credit portion of the 2014 Credit Agreement.

The 2014 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2014 Credit Agreement), and is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2014 Credit Agreement. As of October 3, 2015, no such test is required as we have not exceeded 20% of our revolving capacity.

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

The face value of the debt as of October 3, 2015, was $198.0 million. Related debt issuance costs and the debt discount are being amortized to interest expense, net on the condensed consolidated statements of comprehensive income over the term of the debt.

The contractual future maturities of long-term debt outstanding as of October 3, 2015, are as follows (excluding unamortized debt discount and issuance costs):

(in thousands)
2015	$500
2016	2,000
2017	2,000
2018	2,000
2019	2,000
Thereafter	189,500

Total	$198,000

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three months ended September 27, 2014 and nine months ended October 3, 2015, and September 27, 2014. There was no activity for the three months ended October 3, 2015:

Three months ended September 27, 2014 (in thousands)	Aluminum Forward Contracts	Interest Swap	Total
Balance at June 28, 2014	$(1,676)	$(789)	$(2,465)

Amounts reclassified from accumulated other comprehensive loss	63	1,188	1,251
Tax effect	(102)	(399)	(501)

Net current-period other comprehensive income (loss)	(39)	789	750

Balance at September 27, 2014	$(1,715)	$—	$(1,715)

Nine months ended October 3, 2015 (in thousands)	Aluminum Forward Contracts
Balance at January 3, 2015	$(1,671)

Amounts reclassified from accumulated other comprehensive loss	126
Tax effect	(50)
Reversal of income tax allocation	1,595

Net current-period other comprehensive income	1,671

Balance at October 3, 2015	$—

Nine months ended September 27, 2014 (in thousands)	Aluminum Forward Contracts	Interest Swap	Total
Balance at December 28, 2013	$(1,837)	$(386)	$(2,223)

Other comprehensive income (loss) before reclassification	345	(557)	(212)
Amounts reclassified from accumulated other comprehensive loss	(65)	1,188	1,123
Tax effect	(158)	(245)	(403)

Net current-period other comprehensive income	122	386	508

Balance at September 27, 2014	$(1,715)	$—	$(1,715)

The following table shows the reclassification out of accumulated other comprehensive loss for the three and nine months ended October 3, 2015, and September 27, 2014 ( in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Loss
			Affected Line Item in Statement Where Net Income is Presented
	Three Months Ended
	October 3, 2015	September 27, 2014
	Debit (Credit)
Aluminum forward contracts - effective portion	$—	$101	Cost of sales
Aluminum forward contracts - ineffective portion	—	(38)	Other expense, net
Interest rate swap - de-designation	—	1,188	Other expense, net
Tax effect	—	(501)	Tax expense

	Nine Months Ended
	October 3, 2015	September 27, 2014
	Debit (Credit)
Aluminum forward contracts - effective portion	$126	$(27)	Cost of sales
Aluminum forward contracts - ineffective portion	—	(38)	Other expense, net
Interest rate swap - de-designation	—	1,188	Other expense, net
Tax effect	(50)	(588)	Tax expense

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

NOTE 10. INCOME TAXES

Income tax expense was $3.6 million for the three months ended October 3, 2015, compared with $1.7 million for the three months ended September 27, 2014. Our effective tax rate for the three months ended October 3, 2015, was 36.5%, and was 42.1% for the three months ended September 27, 2014. Income tax expense for the nine months ended October 3, 2015, was $13.7 million, compared with $8.4 million for the nine months ended September 27, 2014. Our effective tax rate for the nine months ended October 3, 2015, was 40.9%, and was 38.5% for the nine months ended September 27, 2014.

Income tax expense in the nine month period ended October 3, 2015, includes a $1.6 million discrete item of income tax expense representing income tax expense previously classified within accumulated other comprehensive losses, relating to the intraperiod income taxes on our effective aluminum hedges, allocated to other comprehensive income in the year ended January 2, 2010, which we reversed in the second quarter of 2015, as the result of the culmination of our remaining cash flow hedges. Excluding this discrete item of income tax expense, the effective tax rate for the nine month period ended October 3, 2015, would have been 36.1%. The effective tax rates in all periods of both 2015 and 2014, excluding the effect of the discrete income tax item in the nine months ended October 3, 2015, were lower than our combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction.

NOTE 11.	DERIVATIVES

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

We maintain a $2.0 million line of credit with our commodities broker to cover the liability position of open contracts for the purchase of aluminum in the event that the price of aluminum falls. Should the price of aluminum fall to a level which causes our liability for open aluminum contracts to exceed $2.0 million, we are required to fund daily margin calls to cover the excess. As of October 3, 2015, no amounts were borrowed under this line of credit.

At October 3, 2015, the fair value of our aluminum forward contracts was in a net liability position of $167 thousand, and had two outstanding forward contracts for the purchase of 0.8 million pounds of aluminum through December 2015, at an average price of $0.93 per pound, which excludes the Midwest premium, with maturity dates of between one month and two months. We assessed the risk of non-performance of the Company to these contracts and recorded a de minimis adjustment to fair value as of October 3, 2015.

For the three and nine months ended October 3, 2015, and September 27, 2014, our outstanding contracts did not qualify as effective. In the case of our two outstanding contracts as of October 3, 2015, these contracts were never evaluated for or considered as qualifying for accounting as cash flow hedges. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. When a cash flow hedge becomes ineffective, and if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in accumulated other comprehensive loss remain in accumulated other comprehensive loss and are recognized in earnings in the period in which the hedged transaction affects earnings. The changes in value of the aluminum forward contracts occurring after ineffectiveness and the contracts that had not been evaluated for or considered as qualifying for accounting as cash flow hedges, are recognized in other expense, net, on the condensed consolidated statements of comprehensive income. The adjustments relating to changes in value of aluminum forward contracts occurring after ineffectiveness were other income of $54 thousand for the three months ended and September 27, 2014, and other expenses of $224 thousand and other income of $182 thousand for the nine months ended October 3, 2015, and September 27, 2014, respectively. The adjustments relating to changes in value of aluminum contracts that had not been evaluated for or considered as qualifying for accounting as cash flow hedges were $131 thousand in the three and nine months ended October 3, 2015. As of October 3, 2015, we have no remaining accumulated other comprehensive income or loss.

Derivative Financial Instruments – Interest Rate Contract

We had an interest rate cap agreement we entered into on September 16, 2013. It is a two-year agreement with a notional amount of $20.0 million; and was initially designated as a cash flow hedge to protect the variable rate debt from an increase in the floating, one-month LIBOR rate of greater than 0.50%. Upon entering into the 2014 Credit Agreement, effective on September 22, 2014, it was de-designated as a cash flow hedge and has since been marked-to-market in other expense, net, on the condensed consolidated statements of comprehensive income, and were either zero or de minimis for the three and nine months ended October 3, 2015, and September 27, 2014, respectively.

The fair value of our derivatives are classified in the accompanying condensed consolidated balance sheets as follows (in thousands):

Derivatives in a net asset (liability) position	Balance Sheet Location	October 3, 2015	January 3, 2015
Derivative instruments:
Aluminum forward contracts	Accrued liabilities	$(167)	$(491)
Interest rate cap	Other current assets	—	2

Total derivative instruments		$(167)	$(489)

The impact of the offsetting derivative instruments are depicted below (in thousands):

				Gross Amounts not Offset
	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset	Net Amounts of Recognized (Liabilities)	Financial Instruments	Cash Collateral Pledged	Net Amount

As of October 3, 2015:
Aluminum forward contracts	$(167)	$—	$(167)	$—	$—	$(167)

As of January 3, 2015:
Aluminum forward contracts	$(491)	$—	$(491)	$—	$—	$(491)
Interest rate cap	$2	$—	$2	$—	$—	$2

The following represents the gains (losses) on derivative financial instruments for the three and nine months ended October 3, 2015 and September 27, 2014, and their classifications within the accompanying condensed consolidated statements of comprehensive income. There were no amounts recognized in accumulated OCI(L) for either the three or nine months ended October 3, 2015, or the three months ended September 27, 2014. There were no amounts reclassified from accumulated OCI(L), or recognized in income for the three months ended October 3, 2015 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Three Months Ended	Three Months Ended
		Sept. 27, 2014	Sept. 27, 2014

Aluminum contracts	Cost of sales	$(101)	$—
Aluminum contracts	Other expense, net	38	16
Interest rate swap	Other expense, net	(1,188)	115

		$(1,251)	$131

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in Accumulated OCI(L) on Derivatives (Effective Portion)	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income (Effective Portion)		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	Sept. 27, 2014		Oct. 3, 2015	Sept. 27, 2014	Oct. 3, 2015	Sept. 27, 2014

Aluminum contracts	$345	Cost of sales	$(126)	$27	$(224)	$—
Aluminum contracts	—	Other expense, net	—	38	—	144
Interest rate cap	—	Other expense, net	—	—	(2)	(27)
Interest rate swap	(557)	Other expense, net	—	(1,188)	—	115

	$(212)		$(126)	$(1,123)	$(226)	$232

NOTE 12.	FAIR VALUE

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

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the condensed consolidated balance sheets at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Fair Value Measurements Assets (Liabilities)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of October 3, 2015:
Aluminum forward contracts	$(167)	$—	$(167)	$—

	$(167)	$—	$(167)	$—

As of January 3, 2015:
Aluminum forward contracts	$(491)	$—	$(491)	$—
Interest rate cap	2	—	2	—

	$(489)	$—	$(489)	$—

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

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value at October 3, 2015, and January 3, 2015 (in thousands):

	October 3, 2015		January 3, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets (liabilities)
Cash and cash equivalents	$54,792	$54,792	$42,469	$42,469
Accounts receivable, net	$38,957	$38,957	$25,374	$25,374
Accounts payable and accrued liabilities	$(24,414)	$(24,414)	$(17,328)	$(17,328)
Long-term debt (including current portion)	$(192,778)	$(192,778)	$(193,754)	$(193,754)

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

Debt — The estimated fair value of this debt is based on Level 2 inputs of debt with similar terms and characteristics.

NOTE 13.	SUBSEQUENT EVENT

On October 28, 2015, we announced that our Board of Directors authorized a share buyback program of up to $20 million. Repurchases under the program, the timing, manner, price and amounts of which will be determined by the Company, will be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our credit facility, and other relevant factors. The program may be suspended, terminated or modified at any time for any reason.

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

Special Note Regarding Forward-Looking Statements

From time to time, we have made or will make forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal”, “objective”, “plan”, “expect”, “anticipate”, “intend”, “project”, “believe”, “estimate”, “may”, “could”, or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, results, circumstances or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission and in oral presentations. Forward-looking statements are based on assumptions and by their nature are subject to risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•	Changes in new home starts and home remodeling trends

•	The economy in the U.S. generally or in Florida where the substantial portion of our sales are generated

•	Raw material prices, especially aluminum

•	Transportation costs

•	Level of indebtedness

•	Dependence on our WinGuard branded product lines

•	Integration of acquisition(s)

•	Product liability and warranty claims

•	Federal and state regulations

•	Dependence on our manufacturing facilities

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

Sales and Operations

On November 4, 2015, we issued a press release, and held a conference call on November 5, 2015, to review the results of operations for the three and nine months ended October 3, 2015. During the call, we also discussed current market conditions and gave an update on the status of operations of our new glass processing facility. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks; we are neither updating nor confirming that information.

The ramp-up of operation of our new, state-of-the-art glass processing facility is nearing completion. We are in the third phase of the expansion by adding additional glass cutting and tempering equipment to the facility. We expect to be completed with this phase in the fourth quarter of 2015.

With regard to our results, we delivered another $100 million-plus sales quarter, the second such quarter of 2015, with sales coming in at $100.7 million, up 30.2% over the third quarter of 2014. This represents the third highest quarterly sales level in our history. Third quarter 2015 net sales includes $17.6 million from CGI, compared to $0.6 million in the post-acquisition period in last year’s third quarter. Excluding CGI, our organic sales grew by $6.3 million, or 8.1%. Our growth has been driven by continued focus on our core markets and products. Including CGI’s sales, sales in our primary market of Florida represented 89% of total net sales during the third quarter of 2015. Impact product sales, also including CGI, whose product lines we consider to be all impact products, represented 83% of total net sales in the 2015 third quarter.

Our sales growth led to a $6.2 million, or 26.9%, increase in gross profit in the third quarter of 2015, as compared to last year’s third quarter. As a percent of net sales, gross margin was 29.2%, compared to 30.0% last year. During the quarter, we continued to focus on the future with three ongoing initiatives. We installed our new laminated glass line, we increased production capabilities of our new vinyl products, and we converted a large portion of our operations to our new ERP systems. Adjusting for costs related to these initiatives, totaling $2.0 million and $0.3 million in the third quarters of 2015 and 2014, respectively, gross margin was 31.2%, compared to 30.4%. Although increasing during the 2015 third quarter compared to last year, gross margin was pressured due to operating challenges which negatively impacted our gross margin. These challenges were centered primarily on production and scheduling issues for our insulated glass lines. The effects of these issues impacted our ability to produce vinyl products, which resulted in higher than anticipated labor costs and scrap levels. Additionally, these challenges temporarily decreased our vinyl manufacturing capacity and caused us to experience increased lead-times resulting in a nearly $6 million, or 24 percent, increase in our backlog. Flow through from our main glass processing centers to our insulated glass facility and then to our window and door assembly lines has improved dramatically as we closed out our October results.

We are confident the majority of our systems issues, which disrupted the flow of our process through insulated glass, have been addressed. Recent improvements in both weekly sales and on-time delivery support this belief. In the last two weeks of October 2015, we shipped over $7 million each week, and so far in the first week of November, we are at 96% on-time delivery. However, due to the nature of system issues, operational improvements will only gradually work their way to the bottom line, and gross margins in the near term will continue to be pressured. In addition to these operating challenges, we experienced other factors that had a negative impact on our gross margin during the third quarter of 2015, including increased overhead costs, primarily employee-related due to higher employment levels driven by higher sales. Gross margin was also negatively impacted by product mix with the increase in new construction sales.

Selling, general and administrative expenses as a percent of net sales were 16.3% in the third quarter of 2015, compared to 18.5% in the third quarter of 2014, which included $1.5 million of CGI acquisition-related expenses. Although we continue to have strong leverage in this category as the result of the significant increase in sales, selling, general and administrative expenses in 2015 are being affected by increased depreciation due to our higher levels of capital expenditures and by amortization due to the intangibles acquired in the CGI acquisition.

Looking forward, we expect to capitalize on opportunities from both diversifying and broadening our product portfolio, as well as our increased capacity for processing glass. We expect economic conditions in the Florida market to remain stable or improve, which we anticipate will continue to drive year over year sales growth in the fourth quarter. We anticipate this growth will continue, both organically and as a result of the CGI acquisition. As we commented in our aforementioned earnings release and conference call, demand for our products remains strong, but the fourth quarter is typically our slowest quarter given the impact of both Thanksgiving and Christmas holiday weeks. Both labor and weather continue as headwinds in the Florida market. In the face of these facts, we estimate that consolidated sales in the fourth quarter of 2015 are expected to range between $88 and $92 million, which represents solid growth with a range between 4% and 9% over prior year sales of $84.7 million. Sales comparisons between the fourth quarters of 2015 and 2014 will include CGI sales for the entire quarters in both years. Our ability to effect the top end of the range is dependent on our ability to decrease our lead-times and bring in some of the $6 million increase in backlog. We have made meaningful strides in improving operations in recent weeks, but we do not anticipate any meaningful reduction in our backlog until the first quarter of 2016.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of comprehensive income as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	October 3, 2015		September 27, 2014
	(unaudited)
Net sales	$100,668	100.0%	$77,320	100.0%
Cost of sales	71,247	70.8%	54,136	70.0%

Gross profit	29,421	29.2%	23,184	30.0%

Selling, general and administrative expenses	16,364	16.3%	14,290	18.5%

Income from operations	13,057	13.0%	8,894	11.5%

Interest expense, net	2,934	2.9%	1,020	1.3%
Debt extinguishment costs	—	0.0%	2,829	3.7%
Other expense, net	131	0.1%	1,019	1.3%

Income before income taxes	9,992	9.9%	4,026	5.2%

Income tax expense	3,646	3.6%	1,695	2.2%

Net income	$6,346	6.3%	$2,331	3.0%

	Nine Months Ended
	October 3, 2015		September 27, 2014
	(unaudited)
Net sales	$296,802	100.0%	$221,666	100.0%
Cost of sales	203,395	68.5%	152,565	68.8%

Gross profit	93,407	31.5%	69,101	31.2%

Selling, general and administrative expenses	50,804	17.1%	40,619	18.3%

Income from operations	42,603	14.4%	28,482	12.8%

Interest expense, net	8,787	3.0%	2,809	1.3%
Debt extinguishment costs	—	0.0%	2,829	1.3%
Other expense, net	357	0.1%	918	0.4%

Income before income taxes	33,459	11.3%	21,926	9.9%

Income tax expense	13,681	4.6%	8,442	3.8%

Net income	$19,778	6.7%	$13,484	6.1%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 3, 2015 AND SEPTEMBER 27, 2014

The following table represents total sales by product category for the three months ended October 3, 2015, and September 27, 2014 (in millions):

	Three Months Ended
	October 3, 2015		September 27, 2014
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Windows and Doors	$83.6	83.0%	$60.0	77.6%	39.4%
Other Window and Door Products	17.1	17.0%	17.3	22.4%	(1.2%)

Total net sales	$100.7	100.0%	$77.3	100.0%	30.2%

Net sales of impact window and door products, including $17.6 million from CGI, were $83.6 million for the third quarter of 2015, an increase of $23.6 million, or 39.4%, from $60.0 million in net sales for the third quarter of 2014. Our organic increase was driven mainly by improved market conditions, and our promotional and marketing activities.

Net sales of other window and door products were $17.1 million for the third quarter of 2015, a decrease of $0.2 million, or 1.2%, from $17.3 million in net sales for the 2014 third quarter. This decrease was due mainly to a decrease in sales of our non-impact aluminum products, whose sales were down $0.5 million, partially offset by an increase in Eze-Breeze sales.

Gross profit and gross margin

Gross profit was $29.4 million in the third quarter of 2015, an increase of $6.2 million, or 26.9%, from $23.2 million in the 2014 third quarter. The gross margin percentage was 29.2% in the third quarter of 2015, compared to 30.0% in the prior year third quarter, a decrease of 0.8%. Adjusting for costs related to our ERP systems conversion, new product launch costs, and glass line installation costs, totaling $2.0 million and $0.3 million in the third quarters of 2015 and 2014, respectively, gross margin was 31.2%, compared to 30.4%. Gross margin was positively impacted by the addition of CGI, which resulted in a 1.3% increase, the effect of the previously announced price increase, by 1.3%, lower aluminum costs, by 0.7%, and improved leverage on higher volume, by 0.2%. These positive factors were offset by higher overhead costs, primarily employee-related due to higher employment levels driven by higher sales, which resulted in a decrease in gross margin of 2.3%, and product mix due to a shift towards new construction sales, which resulted in a gross margin decrease of 0.4%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $16.4 million in the third quarter of 2015, an increase of $2.1 million, or 14.5%, from $14.3 million in the 2014 third quarter. As a percentage of sales, these costs decreased to 16.3%, a decrease of 2.2%, from 18.5% from the third quarter of 2014. Selling, general, and administrative expenses in the third quarter of 2015 includes intangible amortization of $0.9 million, related to the CGI acquisition, and a total for CGI of $3.4 million. Selling, general and administrative expenses in the third quarter of 2014 includes $0.1 million from CGI. Excluding CGI from both periods, selling, general and administrative costs decreased $1.2 million. This $1.2 million decrease was related to a $1.2 million decrease in personnel related costs. Also, the third quarter of 2014 includes $1.5 million of CGI acquisition-related costs. These decreases were partially offset by a $0.2 million increase in selling and distribution costs on the higher sales volume. There was also a $0.2 million increase in depreciation on higher levels of capital expenditures and a $0.1 million increase in stock-based compensation expense in the third quarter of 2015, compared to the third quarter of 2014. The remaining increase represents higher corporate administrative costs.

Interest expense, net

Interest expense was $2.9 million in the third quarter of 2015, an increase of $1.9 million, from $1.0 million in the prior year third quarter. During 2014, concurrent with the acquisition of CGI late in the third quarter of 2014, we refinanced our then existing credit agreement into the 2014 Credit Agreement, a $200 million senior secured credit facility, which increased our outstanding debt balance to $200 million, up from $79.0 million at the end of 2013. The increase in interest expense was due primarily to the increase in outstanding debt under the new credit facility and resulting increase in average outstanding debt balance during the third quarter of 2015, compared to the third quarter of 2014.

Debt extinguishment costs

Debt extinguishment costs were $2.8 million in the three months ended September 27, 2014. These costs related to the write-off of deferred financing costs and remaining debt discount in connection with entering a new credit facility on September 22, 2014, which resulted in the retirement of the then existing credit facility.

Other expense, net

Other expense, net, was $0.1 million in the 2015 third quarter, compared to other expense, net, of $1.0 million in the third quarter of 2014. The amount in the three months ended October 3, 2015 relates to our remaining commodity contracts, which have never been evaluated for or considered as qualifying for accounting as cash flow hedges. The amount in the three months ended September 27, 2014 relates to our then existing interest rate swap, which was de-designated during the 2014 third quarter as the result of the refinancing.

Income tax expense

Our income tax expense was $3.6 million for the third quarter of 2015, compared with $1.7 million for the third quarter of 2014. Our effective tax rate for the third quarter of 2015 was 36.5%, and was 42.1% for the third quarter of 2014. The effective tax rate in the third quarter of 2015 was lower than our combined statutory federal and state tax rate of 38.8% as the result of the estimated impact of the section 199 domestic manufacturing deduction. The effective rate in the third quarter of 2014 was higher than the combined statutory federal and state rate as the result of an increase in our estimated annual rate.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 3, 2015 AND SEPTEMBER 27, 2014

The following table represents total sales by product category for the nine months ended October 3, 2015, and September 27, 2014 (in millions):

	Nine Months Ended
	October 3, 2015		September 27, 2014
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact Windows and Doors	$242.0	81.5%	$171.2	77.2%	41.3%
Other Window and Door Products	54.8	18.5%	50.5	22.8%	8.6%

Total net sales	$296.8	100.0%	$221.7	100.0%	33.9%

Net sales of impact window and door products, including $47.1 million from CGI, were $242.0 million for the first nine months of 2015, an increase of $70.8 million, or 41.3%, from $171.2 million in net sales for the first nine months of 2014. This increase was driven mainly by improved market conditions, and our promotional and marketing activities.

Net sales of other window and door products were $54.8 million for the first nine months of 2015, an increase of $4.3 million, or 8.6%, from $50.5 million in net sales for the first nine months of 2014. This increase was due mainly to an increase in sales of our non-impact vinyl products of $4.0 million, and non-impact aluminum products, whose sales were up $0.5 million.

Gross profit and gross margin

Gross profit was $93.4 million in the first nine months of 2015, an increase of $24.3 million, or 35.2%, from $69.1 million in the first nine months of 2014. The gross margin percentage was 31.5% in the first nine months of 2015, compared to 31.2% in the prior year first nine months, an increase of 0.3%. Gross margin was positively impacted by several factors, including lower glass cost due to the increase in our capacity to process our own glass, which has reduced our dependence on outsourced, higher-cost glass, which benefitted gross margin by 0.7%. Gross margin also improved due to leverage on higher sales volume, resulting in an increase of 0.4%, and an increase in prices, which resulted in a 0.7% increase. The addition of CGI benefitted gross margin by 1.1%. These improvements were partially offset by decreases as the result of higher overhead costs, resulting in a decrease in gross margin of 1.9%, and product mix, which decreased gross margin by 0.5%. The remaining decrease was primarily related to higher scrap costs.

Selling, general and administrative expenses

Selling, general and administrative expenses were $50.8 million in the first nine months of 2015, an increase of $10.2 million, or 25.1%, from $40.6 million in the first nine months of 2014. As a percentage, we leveraged these costs to 17.1%, a decrease of 1.2%, from 18.3% in the first nine months of 2014. Selling, general and administrative expenses in the first nine months of 2015 includes intangible amortization of $2.5 million related to the CGI acquisition, and a total for CGI of $9.1 million. Selling, general and administrative expenses in the third quarter of 2014 includes $0.1 million from CGI. Excluding CGI from both periods, selling, general and administrative costs increased $1.2 million. Contributing to the increase was an increase of $1.3 million in selling and distribution costs on the higher sales volume. The increase was also related to an increase of $0.3 million in bank-related fees due to the increased level of credit card use by customers on the higher sales volume, and an increase of $0.5 million in depreciation on higher levels of capital expenditures. There was also a $0.4 million increase in stock-based compensation expense in the first nine months of 2015, compared to the first nine months of 2014. These increases were partially offset by a $0.4 million decrease in personnel-related costs, and a $0.4 million decrease in intangible asset amortization expense due to our amortizable intangible assets, not including those acquired with the acquisition of CGI, becoming fully amortized early in 2014. Also, the third quarter of 2014 includes $1.5 million of CGI acquisition-related costs. The remaining $1.0 million increase represents higher corporate administrative costs.

Interest expense, net

Interest expense was $8.8 million in the first nine months of 2015, an increase of $6.0 million, from $2.8 million in the first nine months of 2014. During 2014, concurrent with the acquisition of CGI late in the third quarter of 2014, we refinanced our then existing credit agreement into the 2014 Credit Agreement, a new $200 million senior secured credit facility, which increased our outstanding debt balance to $200 million, up from $79.0 million at the end of 2013. The increase in interest expense was due primarily to the increase in outstanding debt under the new credit facility and resulting increase in average outstanding debt balance during the first nine months of 2015, compared to the first nine months of 2014.

Debt extinguishment costs

Debt extinguishment costs were $2.8 million in the nine months ended September 27, 2014. These costs related to the write-off of deferred financing costs and remaining debt discount in connection with entering a new credit facility on September 22, 2014, which resulted in the retirement of the then existing credit facility.

Other expense, net

Other expense, net was $0.4 million in the first nine months of 2015, compared to other income of $0.9 million in the first nine months of 2014. The amount in the nine months ended October 3, 2015 relates to our remaining commodity contracts during the third quarter, which have never been evaluated for or considered as qualifying for accounting as cash flow hedges, and to ineffective aluminum hedges during the first half of the year. The amount in the three months ended September 27, 2014 relates to our then existing interest rate swap, which was de-designated during the quarter as the result of the refinancing, and was considered to be ineffective.

Income tax expense

Our income tax expense was $13.7 million for the first nine months of 2015, compared with $8.4 million for the first nine months of 2014. Our effective tax rate for the first nine months of 2015 was 40.9%, and was 38.5% for the first nine months of 2014. Income tax expense in the first nine months of 2015 includes a $1.6 million discrete item of income tax expense representing income tax expense previously classified within accumulated other comprehensive losses, relating to the intraperiod income taxes on our aluminum cash flow hedges, allocated to other comprehensive income in the year ended January 2, 2010, which we reversed in the second quarter of 2015 as the result of the culmination of our remaining cash flow hedges. Excluding income tax expense relating to this discrete item, the effective tax rate for the first nine months of 2015 would have been 36.1%. The effective tax rates in the first nine months of 2015, excluding the effect of the discrete income tax item, and the first nine months of 2014, were lower than our combined statutory federal and state tax rate of 38.8% as the result of the estimated impact of the section 199 domestic manufacturing deduction.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first nine months of 2015 was $21.5 million, compared to $16.9 million in the first nine months of 2014.

Direct cash flows from operations for the first nine months of 2015 and 2014 are as follows:

	Direct Operating Cash Flows
	Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014
Collections from customers	$288.6	$221.8
Other collections of cash	2.8	2.0
Disbursements to vendors	(172.6)	(131.7)
Personnel related disbursements	(83.3)	(72.8)
Income taxes paid	(5.9)	(0.1)
Debt service payments	(8.1)	(2.3)

Cash from operations	$21.5	$16.9

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 35 days at October 3, 2015, which is higher compared to the 31 days at September 27, 2014. DSO’s at October 3, 2015 were affected by payment delays by customers caused by issues with vinyl product production and the need for corrected shipments, as well as certain large projects by CGI, which have longer payment terms.

Inventory on hand as of October 3, 2015, was $23.0 million, compared to $20.0 million at January 3, 2015, an increase of $3.0 million. Raw materials inventory at October 3, 2015, was higher than at January 3, 2015, due to the launch of our new WinGuard and EnergyVue vinyl lines.

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

Investing activities. Cash used in investing activities was $13.6 million for the first nine months of 2015, compared to cash used in investing activities of $124.9 million for the first nine months of 2014. We used $110.4 million of cash in the third quarter of 2014 to acquire CGI. The remainder of the decrease of $111.3 million in cash used in investing activities was due to a decrease in capital expenditures of $0.9 million.

Financing activities. Cash provided in financing activities was $4.4 million in the first nine months of 2015, compared to cash provided by financing activities of $121.5 million in the first nine months of 2014, a decrease in cash provided of $117.1 million. Cash used for repayments of long-term debt in the first nine months of 2015 compared to the first nine months of 2014 decreased $77.5 million, as the result of the September 2014 refinancing and contemporaneous pay-down of our then existing credit facility. The September 2014 refinancing resulted in $198.0 million in proceeds from the issuance of long-term debt. In addition, there were payments of financing costs of $5.3 million related to the refinancing in September 2014. Purchases of treasury stock were only $4 thousand in the first nine months of 2015 versus $1.0 million in the first nine months of 2014, a decrease in cash used of $1.0 million. Proceeds from the exercises of stock options increased nearly $0.3 million, and there was a decrease in tax benefits from option exercises of nearly $3.1 million.

Debt Covenant. The 2014 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to EBITDA, each as defined in the 2014 Credit Agreement), and is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2014 Credit Agreement. As of October 3, 2015, no such test is required as we have not exceeded 20% of our revolving capacity, and we believe that we are in compliance with all covenants.

The 2014 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2014 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2014 Credit Agreement may be accelerated and may become immediately due and payable. As of October 3, 2015, we were in compliance with all affirmative and restrictive covenants.

Capital Resources. On September 22, 2014, we entered into the 2014 Credit Agreement, among us, the lending institutions identified in the 2014 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2014 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $235.0 million, consisting of a $200.0 million Term B term loan facility maturing in seven years that will amortize on a basis of 1% annually during the seven-year term, and a $35.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2014 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of October 3, 2015, there were $0.5 million of letters of credit outstanding and $34.5 million available on the revolver.

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

The face value of the debt as of October 3, 2015, was $198.0 million. Related debt issuance costs and the debt discount are being amortized to interest expense, net, on the condensed consolidated statements of comprehensive income over the term of the debt.

The contractual future maturities of long-term debt outstanding as of October 3, 2015, are as follows (excluding unamortized debt discount and issuance costs):

(in thousands)
2015	$500
2016	2,000
2017	2,000
2018	2,000
2019	2,000
Thereafter	189,500

Total	$198,000

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first nine months of 2015, capital expenditures were $13.6 million, compared to $14.5 million for the first nine months of 2014. This includes spending on our new glass facility. In the fourth quarter of 2015, we expect to spend approximately $4-$6 million on capital expenditures, including expenditures related to the last phase of the new glass plant, primarily acquiring new glass insulating equipment, continued investments in our ERP system and product investments in lines targeted at increasing both gross sales and margins.

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

To cover its needs for aluminum, during the first nine months of 2015, the Company has entered into contracts for future purchases of aluminum with two U.S. vendors of aluminum extrusion. At October 3, 2015, these contracts run through December 2016, and are for a total of 18.6 million pounds of aluminum at an average, delivered price of $0.90 per pound. This average price per pound includes components for the LME and Midwest premium, excluding conversion costs, and represents a contractual commitment totaling $16.3 million as of October 3, 2015.

Subsequent Event

On October 28, 2015, we announced that our Board of Directors authorized a share buyback program of up to $20 million. Repurchases under the program, the timing, manner, price and amounts of which will be determined by the Company, will be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our credit facility, and other relevant factors. The program may be suspended, terminated or modified at any time for any reason.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended January 3, 2015. There have been no changes to our critical accounting policies during the first nine months of 2015.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This ASU is effective in financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted, and is required to be adopted retrospectively. In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which amends Subtopic 835-30 to add SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, regarding the SECs views of the classification of debt issuance costs relating to line-of-credit arrangements as deferred assets when no borrowings exist under the arrangement. We do not believe the adoptions of either of these ASU’s relating to Subtopic 835-30 will have a material impact on our financial statements.

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

In April 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which states the core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The provisions of the guidance was to be effective for us beginning in first quarter of 2017. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in our aluminum materials. We are exposed to changes in the price of aluminum as set by the trades on the London Metal Exchange. At October 3, 2015, we had two forward aluminum contracts. These settle at various times throughout December 2015 for 0.8 million pounds at an average price of $0.93 per pound. The fair value of our aluminum forward contracts is $167 thousand and is included in other current liabilities in the accompanying consolidated balance sheet as of October 3, 2015. These contracts were never evaluated for or considered as qualifying for accounting as cash flow hedges and, as such, changes in their fair value are recorded as other expense, net, in the accompanying condensed consolidated statements of comprehensive income.

For forward contracts for the purchase of aluminum at October 3, 2015, a 10% decrease in the LME price of aluminum would decrease the fair value of our forward contracts of aluminum by $54 thousand. This calculation utilizes our actual commitment of 0.8 million pounds under contract (to be settled through December 2015) and the LME market price of aluminum, which excludes the Midwest premium, as of October 3, 2015, which was approximately $0.80 per pound.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at October 3, 2015 of $198.0 million, a 100 basis point increase above the interest rate floor of 100 basis points would result in approximately $2.0 million of additional interest costs annually.

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

During the second quarter of fiscal year 2012, we started the implementation of our new Enterprise Resource Planning System (“ERP System”). We substantially completed this implementation by the end of 2014 and we are continuing to migrate processes over to the new ERP System. The implementation of this ERP System has affected and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following items are attached or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010 , Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.3	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1	Credit Agreement, dated September 22, 2014, among PGT, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Letter of Credit Issuer, Swing Line Lender, Administrative Agent and Collateral Agent. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 22, 2014, filed with the Securities and Exchange Commission on September 23, 2014, Registration No. 000-52059)

10.2	Supply Agreement, executed on January 24, 2014, by and between Keymark Corporation and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.3	Supply Agreement, executed on December 16, 2013, by and between PPG Industries, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 16, 2013, filed with the Securities and Exchange Commission on December 20, 2013, Registration No. 000-52059)

10.4	Supply Agreement, executed on December 17, 2014, by and between PGT Industries, Inc. and Kuraray America, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 17, 2014, filed with the Securities and Exchange Commission on December 18, 2014, Registration No. 000-52059)

10.5	Supply Agreement, executed on January 24, 2014, by and between, PGT Industries, Inc. and SAPA Extruder, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.6	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.7	Form of PGT, Inc. 2006 Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, Deborah L. LaPinska, Monte Burns, David B. McCutcheon, Bradley West and Todd Antonelli (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.9	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.11	PGT, Inc. 2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Appendix A to Definitive Proxy Statement on Form DEF 14A dated March 28, 2014, filed with the Securities and Exchange Commission on April 2, 2014)

10.12	Supply Agreement, executed on December 3, 2014, by and between PGT Industries, Inc. and Quanex IG Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 3, 2014, filed with the Securities and Exchange Commission on December 4, 2014, Registration No. 000-52059)

10.13	Agreement and Plan of Merger, executed on July 25, 2014, with CGI Windows and Doors Holdings, Inc., and PGT Industries, Inc., and Cortec Group IV, L.P., solely in its capacity as the representatives of the equity holders of CGI (incorporated herein by reference to Exhibit 10.1 to Current Report For 8-K dated July 25, 2014, filed with the Securities and Exchange Commission on July 28, 2014, Registration No. 000-52059)

10.14	Supply Agreement, executed on April 29, 2014, by and between and PGT Industries, Inc. and Royal Group, Inc., for its Window & Door Profiles division (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2014, filed with the Securities and Exchange Commission on May 5, 2014, Registration No. 000-52059)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: November 5, 2015	/s/ Bradley West
Bradley West
Vice President and Chief Financial Officer