Form 10-K
period 2016-01-02
PGT, Inc.
filed 2016-03-11
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 2, 2015 was approximately $676,375,083 based on the closing price per share on that date of $14.33 as reported on the NASDAQ Global Market.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 29, 2016, was 48,899,102.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PGT, INC.

PART I

Item 1.	BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Description of the Company

We are the leading U.S. manufacturer and supplier of residential impact-resistant windows and doors and pioneered the U.S. impact-resistant window and door industry. Our PGT impact-resistant products, which are marketed under the WinGuard®, PremierVue ™, PGT Architectural Systems and PGT Commercial Storefront System brand names, combine heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris by maintaining their structural integrity and preventing penetration by impacting objects. Impact-resistant windows and doors satisfy stringent building codes in hurricane-prone coastal states and provide an attractive alternative to shutters and other “active” forms of hurricane protection that require installation and removal before and after each storm. Combining the impact resistance of WinGuard, PremierVue ™ , PGT Architectural Systems, and PGT Commercial Storefront System with our insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs. We also manufacture non-impact resistant products in both aluminum and vinyl frames including our SpectraGuard ™ line of products. Our current market share in Florida, which is the largest U.S. impact-resistant window and door market, is significantly greater than that of any of our competitors.

At our manufacturing facilities in North Venice, Florida, where we have nearly 2,000 employees, we produce fully-customized windows and doors. We are vertically integrated with glass insulating, tempering and laminating facilities, which provide us with a consistent source of impact-resistant laminated and insulating glass, shorter lead times, and lower costs relative to third-party sourcing.

On September 22, 2014, we completed the acquisition of CGI Windows and Doors Holdings, Inc. (CGI) which became a wholly-owned subsidiary of PGT Industries, Inc. CGI was established in 1992 and has consistently built a reputation based on designing and manufacturing quality impact resistant products that meet or exceed the stringent Miami-Dade County impact standards. CGI has over 300 employees at its manufacturing plant in Miami, Florida. Today, CGI continues to lead as an innovator in product craftsmanship, strength and style, and its brands are highly recognized and respected by the architectural community. CGI product lines include the Estate Collection, Sentinel by CGI, Estate Entrances, Commercial Series and Targa by CGI.

On February 16, 2016, we completed the acquisition of WinDoor, Incorporated (WinDoor), a provider of high-performance, impact-resistant windows and doors for five-star resorts, luxury high-rise condominiums, hotels and custom residential homes. WinDoor is now a wholly-owned subsidiary of PGT Industries, Inc. With approximately 200 employees at its manufacturing and administrative facilities in Orlando, Florida, WinDoor manufactures high-end-high quality aluminum and thermally-broken aluminum and vinyl products, featuring windows, sliding glass doors, and terrace doors.

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

History

Our subsidiary, PGT Industries, Inc., a Florida Corporation, was founded in 1980 as Vinyl Tech, Inc. The PGT brand was established in 1987, and we introduced our WinGuard branded product line in the aftermath of Hurricane Andrew in 1992. CGI became a wholly-owned subsidiary of PGT Industries, Inc. on September 22, 2014. WinDoor became a wholly-owned subsidiary of PGT Industries, Inc. on February 16, 2016.

PGT, Inc. is a Delaware corporation formed on December 16, 2003, and on June 27, 2006, we became a publicly listed company on the NASDAQ Global Market under the symbol “PGTI”.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We operate as one segment, the manufacture and sale of windows and doors. Additional required information is included in Item 8.

NARRATIVE DESCRIPTION OF BUSINESS

Due to the recentness of our acquisition of WinDoor, the following narrative description of our business does not yet include complete information relating to WinDoor, which we expect to include in a future periodic filing with the SEC. For more information regarding WinDoor, its business and products, please go to http://www.windoorinc.com.

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

Window and door products

Impact window and door products

WinGuard. WinGuard is an impact-resistant product line and combines heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris that satisfy increasingly stringent building codes and primarily target hurricane-prone coastal states in the U.S., as well as the Caribbean and Central America. Combining the impact resistance of WinGuard with our insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs. In the first quarter of 2015, we announced the launch of our new WinGuard Vinyl line of windows and doors, our all-new impact-resistant vinyl window designed to offer some of the highest design pressures available on impact-resistant windows and doors and in an attractive modern profile, with larger sizes capable of handling the toughest hurricane codes in the country. It also protects against flying debris, intruders, outside noise and UV rays making it a top choice for customers seeking an impact-resistant window.

PremierVue. PremierVue is a complete line of impact-resistant vinyl window and door products that are tailored for the mid- to high-end of the replacement market, primarily targeting single and multi-family homes and low to mid-rise condominiums in Florida and other coastal regions of the Southeastern U.S. Combining structural strength and energy efficiency, these products are designed for flexibility in today’s market, offering both laminated and ENERGY STAR® rated laminated-insulated impact-resistant glass

Architectural Systems. Similar to WinGuard, Architectural Systems products are impact-resistant, offering protection from hurricane-force winds and wind-borne debris for mid- and high-rise buildings rather than single family homes.

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

Other window and door products

EnergyVue. EnergyVue is our all new non-impact vinyl window featuring energy-efficient insulating glass and multi-chambered frames that meet or exceed ENERGY STAR® standards in all climate zones to help save consumers on energy costs. The new design has a refined modern profile combined with robust construction to make larger sizes and higher design pressures an unparalleled offering. We rounded out the line with one of the industry’s most extensive selection of frame colors and a variety of hardware finishes, glass tints, grid styles and patterns for our customers. We announced the launch of EnergyVue in the first quarter of 2015.

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

Our Customers

We have a highly diversified customer base that is comprised of approximately 1,200 window distributors, building supply distributors, window replacement dealers and enclosure contractors. Our largest customer accounts for approximately 4% of net sales and our top ten customers account for approximately 18% of net sales. Our sales are comprised of residential new construction and home repair and remodeling end markets, which represented approximately 41% and 59% of our sales, respectively, during 2015. This compares to 38% and 62%, respectively, in 2014.

We do not supply our products directly to homebuilders, but believe demand for our products is also a function of our strong relationships with a number of national homebuilders.

Materials and Supplier Relationships

Our primary manufacturing materials include aluminum and vinyl extrusions, glass, ionoplast, and polyvinyl butyral. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. All of our materials are typically readily available from other sources. Aluminum and vinyl extrusions accounted for approximately 37% of our material purchases during fiscal year 2015. Sheet glass, which is sourced from two major national suppliers, accounted for approximately 14% of our material purchases during fiscal year 2015. Sheet glass that we purchase comes in various sizes, tints, and thermal properties. From the sheet glass purchased, we produce most of our own laminated glass needs. However, in 2015 due to some temporary capacity constraints, we did purchase some of our laminated glass needs from one major national supplier. This finished laminated glass made up approximately 13% of our material purchases in fiscal year 2015. Polyvinyl butyral and ionoplast, which are both used as inner layer in laminated glass, accounted for approximately 11% of our material purchases during fiscal year 2015.

Backlog

As of January 2, 2016, our backlog was $31.6 million. As of January 3, 2015, our backlog was $28.0 million. Our backlog consists of orders that we have received from customers that have not yet shipped, and we expect that substantially all of our current backlog will be recognized as sales in the first quarter of 2016, due in part to our lead times which range from one to five weeks.

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

Competition

The window and door industry is highly fragmented, and the competitive landscape is based on geographic scope. The competition falls into the following categories.

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

Employees

As of the end of 2015, we employed approximately 2,300 people, including approximately 310 people at CGI, none of whom were represented by a collective bargaining unit. We believe we have good relations with our employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Our domestic and international net sales for each of the three years ended January 2, 2016, January 3, 2015, and December 28, 2013, are as follows (in millions):

	Year Ended
	January 2,	January 3,	December 28,
	2016	2015	2013
Domestic	$371.0	$295.8	$232.7
International	18.8	10.6	6.6

Total net sales	$389.8	$306.4	$239.3

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

Economic and credit market conditions impact our ability to collect receivables. Economic and credit conditions can negatively impact our bad debt expense, which can adversely impact our results of operations. If economic and credit conditions deteriorate, our results of operations may be adversely impacted by bad debts.

We are subject to fluctuations in the prices of our raw materials. We experience significant fluctuations in the cost of our raw materials, including aluminum extrusion, vinyl extrusion, polyvinyl butyral and glass. A variety of factors over which we have no control, including global demand for aluminum, fluctuations in oil prices, speculation in commodities futures and the creation of new laminates or other products based on new technologies impact the cost of raw materials which we purchase for the manufacture of our products. While we attempt to minimize our risk from severe price fluctuations by entering into aluminum forward contracts to hedge these fluctuations in the purchase price of aluminum extrusion we use in production, substantial, prolonged upward trends in aluminum prices could significantly increase the cost of the unhedged portions of our aluminum needs and have an adverse impact on our results of operations. We anticipate that these fluctuations will continue in the future. While we have entered into supply agreements with major producers of our primary raw materials that we believe provides us with reliable sources for certain of our raw materials with stable pricing on favorable terms, if one or both parties to the agreements do not satisfy the terms of the agreements, they may be terminated which could result in our inability to obtain certain raw materials on commercially reasonable terms having an adverse impact on our results of operations. While historically we have to some extent been able to pass on significant cost increases to our customers, our results between periods may be negatively impacted by a delay between the cost increases and price increases in our products.

We depend on third-party suppliers for our raw materials. Our ability to offer a wide variety of products to our customers depends on receipt of adequate material supplies from manufacturers and other suppliers. Generally, our raw materials and supplies are obtainable from various sources and in sufficient quantities. However, it is possible that our competitors or other suppliers may create laminates or products based on new technologies that are not available to us or are more effective than our products at surviving hurricane-force winds and wind-borne debris or that they may have access to products of a similar quality at lower prices. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Moreover, we do not have long-term contracts with the suppliers of all of our raw materials.

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

In 2015, we launched a new line of vinyl impact-resistant and non-impact energy saving windows. In January 2015, we unveiled our new Vinyl WinGuard and EnergyVue line of vinyl windows. Our intent in launching this new line of vinyl products is that it will ultimately replace various existing lines of vinyl impact-resistant and energy saving windows. We designed these products to exceed the most stringent impact-resistance and energy-saving codes in the country, and they have been well received by the industry. However, if these products fail to continue to gain acceptance with our customers as replacements of our currently successful lines of vinyl windows, we could lose market share to our competitors that produce similar products, which could have a material impact on our sales and negatively affect results of operations.

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

We have incurred additional indebtedness. We have incurred additional indebtedness under our credit facilities as a result of increasing our borrowing levels to fund acquisitions, and to provide for up to $40 million of revolving credit borrowings. We and our subsidiaries may incur additional indebtedness in the future to fund additional acquisitions and/or to borrow under our revolving credit facility to fund working capital needs. If new debt is added to our current debt levels, certain risks which we currently do not consider significant could intensify.

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

In addition, under certain circumstances and depending on the degree of borrowing we may elect to incur under the revolving credit portion of our credit facility, our credit facility requires us to maintain a net leverage ratio, as defined in our credit facility, below certain maximums which decrease over time. Our ability to comply with the requirements of this maximum net leverage ratio, as well as other provisions of our credit facility, may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events beyond our control. The breach of this maximum net leverage ratio requirement, could result in a default under our indebtedness, which could cause it and other obligations to become immediately due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

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

In order to maintain our leadership position in the market and efficiently process increased business volume, we are making a significant upgrade to our computer hardware, software and our Enterprise Resource Planning (ERP) System. The ERP implementation was substantially completed by the end of 2015. Conversion to the new ERP system has caused significant inefficiencies that have adversely affected our results of operations and disrupted our manufacturing processes to varying degrees during the conversion. Additional disruptions due to the completion of the final stages of the conversion could affect our ability to maintain and grow the business, and our operations and financial results could be further adversely impacted.

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

We conduct all of our operations through our subsidiaries, and rely on payments from our subsidiaries to meet all of our obligations. We are a holding company and derive all of our operating income from our subsidiary, PGT Industries, Inc., and its subsidiaries, CGI Windows and Doors, Inc., and beginning on the acquisition date of February 16, 2016, WinDoor, Incorporated. All of our assets are held by our subsidiaries, and we rely on the earnings and cash flows of our subsidiaries to meet our obligations. The ability of our subsidiaries to make payments to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdictions of organization (which may limit the amount of funds available for distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, including our credit facilities, and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at January 2, 2016, we have no material weaknesses in our internal control over financial reporting, we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to maintain our internal control over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the NASDAQ Global Market LLC. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

We are exposed to risks relating to the continued expansion of our glass operations. We expanded our glass processing capacity with the completion of a new multi-million dollar facility, and are proceeding with the purchase of additional equipment. While the plant expansion continues to progress with no anticipated issues, there is always the potential risk of a delay in completion and of cost over-runs. Should a serious delay of this project take place, or if this project negatively impacted our operational efficiencies, this would impact the cost savings we expect to achieve during 2016 which could negatively affect our future results.

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

We made significant acquisitions late in the third quarter of 2014, and again in February 2016 of companies that sell products similar to PGT’s own impact-resistant line of products in PGT’s primary market of Florida. Late in the third quarter of 2014, we acquired CGI Windows and Doors, Inc. CGI produces the Estate, Sentinel and Targa lines of impact-resistant branded products which are very similar to our WinGuard line of impact-resistant branded products. In February 2016, we acquired WinDoor. WinDoor produces impact-resistant windows and sliding glass and terrace doors, very similar to PGT and CGI. Nearly all of CGI’s and WinDoor’s sales are in Florida, PGT’s primary market. We believe that adding CGI’s and WinDoor’s branded products and presence in Florida to PGT’s already successful, established line of branded products in Florida will benefit PGT through higher sales and market share. However, no assurances can be given that the combination of these three lines of branded products within a single company will not result in dilution of these brands, resulting in loss of market share and demand for these products.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We have the following properties as of January 2, 2016:

	Manufacturing	Support	Storage
		(in square feet)
Owned:
Main Plant and Corporate Office, North Venice, FL	348,000	15,000	—
Glass tempering and laminating, North Venice, FL	80,000	—	—
New glass facility, North Venice, FL	96,000	—	—
Insulated Glass, North Venice, FL	42,000	—	—
PGT Wellness Center, North Venice, FL	—	3,600	—
Leased:
James Street Storage, Venice, FL	15,000	—	—
Center Court, Venice, FL	19,600	15,400	—
Endeavor Court, Nokomis, FL	—	2,300	—
Endeavor Court, Nokomis, FL	—	6,100	—
Technology Park, Nokomis, FL	—	1,800	—
Sarasota Warehouse, Bradenton, FL	—	—	48,000
Plant and Administrative Offices, Miami, FL	90,000	17,000	—
Light manufacturing and Storage, Doral, FL	5,000	—	30,000

Total square feet	695,600	61,200	78,000

On February 16, 2016, we acquired WinDoor. WinDoor manufactures impact-resistant windows and doors from its approximately 320,000 square foot manufacturing and administrative facility in Orlando, Florida. This facility is leased by WinDoor, and we believe it has adequate space for Windoor’s current level of operating activity, as well as additional room for growth and expansion, if needed. This lease expires in February 2021.

On August 16, 2013, we purchased land to build our new glass operations plant. We officially broke ground on January 9, 2014, and completed construction during 2014. The glass plant became operational late in the third quarter of 2014. This facility added 96,000 square foot to our glass cutting, tempering and laminating process. We also own three additional parcels of land available for future growth.

Our leases listed above expire between March 2016 and December 2018. Each of the leases provides for a fixed annual rent. The leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

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

Our Common Stock is traded on the NASDAQ Global Market ® under the symbol “PGTI”. On March 4, 2016, the closing price of our Common Stock was $9.32 as reported on the NASDAQ Global Market. The approximate number of stockholders of record of our Common Stock on that date was 50, although we believe that the number of beneficial owners of our Common Stock is substantially greater.

The table below sets forth the price range of our Common Stock during the periods indicated:

	High	Low
2015
1st Quarter	$11.38	$8.28
2nd Quarter	$15.35	$10.63
3rd Quarter	$16.28	$11.56
4th Quarter	$14.05	$9.77

	High	Low
2014
1st Quarter	$12.61	$9.75
2nd Quarter	$11.93	$7.87
3rd Quarter	$10.97	$7.34
4th Quarter	$10.26	$8.25

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graphs compare the percentage change in PGT, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the Standard & Poor’s Building Products Index and the NASDAQ Composite Index over the period from January 1, 2011, to December 31, 2015.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*

AMONG PGT, INC., THE NASDAQ COMPOSITE INDEX,

AND THE S&P BUILDING PRODUCTS INDEX

*	$100 invested on January 1, 2011 in stock or in index-including reinvestment of dividends for 60 months ending December 31, 2015.

Item 6.	SELECTED FINANCIAL DATA

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
Selected Consolidated Financial Data	January 2,	January 3,	December 28,	December 29,	December 31,
(in thousands except per share data)	2016	2015	2013	2012	2011
Net sales	$389,810	$306,388	$239,303	$174,540	$167,276
Cost of sales	270,678	213,596	159,169	114,872	128,171

Gross profit	119,132	92,792	80,134	59,668	39,105
Impairment charges (1)	—	—	—	—	5,959
Gain on sale of assets held (2)	—	—	(2,195)	—	—
Selling, general and administrative expenses	68,190	56,377	54,594	47,094	48,619

Income (loss) from operations	50,942	36,415	27,735	12,574	(15,473)
Interest expense	11,705	5,960	3,520	3,437	4,168
Debt extinguishment costs	—	2,625	333	—	—
Other expense (income), net (3)	388	1,750	437	72	(419)

Income (loss) before income taxes	38,849	26,080	23,445	9,065	(19,222)
Income tax expense (benefit)	15,297	9,675	(3,374)	110	(2,324)

Net income (loss)	$23,552	$16,405	$26,819	$8,955	$(16,898)

Net income (loss) per common share:
Basic	$0.49	$0.35	$0.55	$0.17	$(0.31)
Diluted	$0.47	$0.33	$0.51	$0.16	$(0.31)
Weighted average shares outstanding:
Basic	48,272	47,376	48,881	53,620	53,659
Diluted	50,368	49,777	52,211	55,262	53,659
Other financial data:
Depreciation	$7,008	$4,534	$4,622	$5,731	$7,590
Amortization	3,413	1,446	6,458	6,502	6,502

	As Of	As Of	As Of	As Of	As Of
	January 2,	January 3,	December 28,	December 29,	December 31,
	2016	2015 (4)(5)	2013 (4)	2012	2011 (4)
Balance Sheet data:
Cash and cash equivalents	$61,493	$42,469	$30,204	$18,743	$10,940
Total assets	345,729	306,589	153,869	141,317	142,785
Total debt, including current portion	192,468	193,754	77,255	37,500	45,550
Shareholders’ equity	106,961	73,976	49,075	74,210	67,362

(1)	In 2011, amounts relate to intangible asset impairment charges. See Notes 2 and 8 in Item 8.
(2)	Relates to the sale of the Salisbury, NC facility. The net selling price of the facility was approximately $7.5 million and the carrying value of the asset at the time of sale was $5.3 million.
(3)	Other expense (income), net, includes fair value adjustments on derivative financial instruments.
(4)	Total assets changed from amount previously reported due to the reclassification of current deferred tax assets pursuant to
ASU 2015-17.
(5)	Late in the third quarter of 2014, we acquired CGI. See Note 4 in Item 8.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

Sales and Operations

On February 25, 2016, we issued a press release and held a conference call, to review the results of operations for our fourth quarter and fiscal year ended January 2, 2016. During the call, we also discussed current market conditions and progress made regarding certain of our initiatives. The overview and estimates contained in this report are consistent with those given in our press release and discussed on the call. We are neither updating nor confirming that information.

Our sales grew 27.2%, to $389.8 million, a company record and a level we have not seen since 2006. This increase resulted from execution on our long-term strategies, including acquisitions which meet our requirements for growth potential, profitability and culture, coupled with the continued improvement in the housing market. Gross profit increased 28.4% and we continued to leverage selling, general and administrative expenses which, as a percent of sales, decreased to 17.5%, compared to 18.4% in 2014. Our net income was $23.6 million, an increase of $7.2 million when compared to 2014’s net income of $16.4 million. The increase in net income was primarily the result of higher profitability on the leverage from higher sales.

In terms of sales strategies, we continued to leverage our dominant presence in our core market, Florida, which included the acquisition of CGI in 2014, which added to our market share. We also continued to establish programs and partnerships with national accounts to increase our sales presence. As a result of our efforts and the improving macro-economic conditions, specifically in Florida, sales during 2015 increased $83.4 million, or 27.2%, compared to 2014. This increase includes CGI’s sales for the full year of 2015, compared to sales from just the late third quarter acquisition date in 2014. New construction sales increased $44.2 million, or 38.3%, while repair and remodel sales increased by $39.2 million, or 20.5%. By region, our sales in Florida increased $73.6 million, or 27.2%, and sales in the out of state markets increased $1.6 million, or 6.4%. Sales in the international markets increased $8.2 million, or 77.4%.

By product category, sales in our impact-resistant window and door products increased $78.9 million, or 32.8%, driven by an increase in our WinGuard and Storefront products, but also the inclusion of CGI’s sales for the entire year, versus only the post-acquisition period in 2014. All of CGI’s products are impact-resistant. Our Storefront products, introduced in 2013, have enjoyed steady sales increases since their introduction, and increased 59.4% from last year. Sales of our non-impact window and door products increased by $4.5 million, or 6.9%.

Liquidity and Cash Flow

During 2015, we generated $32.5 million in cash flow from operations, which was used to fund working capital needs, service our long-term debt, and for capital expenditures of $17.4 million, including the addition of new glass processing equipment for our state of the art glass processing facility on which we completed construction in 2014. Late in the third quarter of 2014, we entered into a senior secured credit facility which included a $200 million term loan and $35 million revolving line of credit. This facility increased our outstanding debt to $200 million, the proceeds from which we used to acquire CGI, including the payment of financing costs, and to repay existing long-term debt which at that time was $79 million which was the result of a debt refinancing we consummated in May 2013. The proceeds from the 2013 refinancing was used to fund our stock repurchase from JLL Partners.

In February 2016, we entered into a new senior secured credit facility which increased the term loan component of our borrowings to $270 million and has a $40 million revolving line of credit. We used proceeds under this new facility, combined with approximately $43 million of cash on hand to acquire WinDoor, including the payment of financing costs, and repay then existing borrowings of $197.5 million under our 2014 credit facility.

On October 28, 2015, the Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases will be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our 2016 Credit Agreement, and other relevant factors. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at the Company’s discretion, and the program may be suspended, terminated or modified at any time for any reason. No share repurchases had been consummated under this buyback program as of January 2, 2016. However, during 2016, through the date of this filing, we made repurchases of 278,883 shares of our common stock at a total cost of $2.6 million. During the remainder of 2016, we may continue to make opportunistic repurchases of our common stock as we see fit.

Other Expected Impacts of the WinDoor Acquisition and Refinancing

As the result of the February 2016 refinancing, we expect interest expense will increase approximately $9 million on an annualized basis. This is due to the higher debt balance, coupled with a higher interest rate under the new credit facility, as well as our expectation that non-cash amortization of deferred financing costs and debt discount will increase.

In addition to the estimated impacts on sales and EBITDA discussed above we expect that amortizable intangible assets, as well as property and equipment, related to the WinDoor acquisition will result in an estimated increase in depreciation and amortization of approximately $4 million on an annualized basis.

Incremental interest expense and depreciation and amortization are expected to be spread ratably during the year, starting from the acquisition date.

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

	Year Ended			Percent Change
	January 2, 2016	January 3, 2015	December 28, 2013	Increase / (Decrease)
(in thousands, except per share amounts)				2015-2014	2014-2013
Net sales	$389,810	$306,388	$239,303	27.2%	28.0%
Cost of sales	270,678	213,596	159,169	26.7%	34.2%

Gross profit	119,132	92,792	80,134	28.4%	15.8%
Gross margin	30.6%	30.3%	33.5%
Gain on sale of assets held	—	—	(2,195)
SG&A expenses	68,190	56,377	54,594	21.0%	3.3%

SG&A expenses as a percentage of sales	17.5%	18.4%	22.8%
Income from operations	50,942	36,415	27,735
Interest expense, net	11,705	5,960	3,520
Debt extinguishment costs	—	2,625	333
Other expenses, net	388	1,750	437
Income tax expense (benefit)	15,297	9,675	(3,374)

Net income	$23,552	$16,405	$26,819

Net income per common share:
Basic	$0.49	$0.35	$0.55

Diluted	$0.47	$0.33	$0.51

2015 Compared with 2014

Net sales

Net sales for 2015 were $389.8 million, a $83.4 million, or 27.2%, increase in sales from $306.4 million in the prior year.

The following table shows net sales classified by major product category (in millions, except percentages):

	Year Ended
	January 2, 2016		January 3, 2015
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant window and door products	$319.2	81.9%	$240.3	78.4%	32.8%
Non-impact window and door products	70.6	18.1%	66.1	21.6%	6.9%

Total net sales	$389.8	100.0%	$306.4	100.0%	27.2%

Net sales of our impact window and door products, which include our PGT WinGuard, Architectural Systems, Storefront and PremierVue products, as well as the Estate Collection, Sentinel and Targa products of CGI, were $319.2 million in 2015, an increase of $78.9 million, or 32.8%, driven by an increase in sales of our WinGuard and Storefront products, but also the inclusion of CGI’s sales for the entire year, versus only the post-acquisition period in 2014, from $240.3 million in the prior year. All of CGI’s products are impact-resistant. Our Storefront products, introduced in 2013, have enjoyed steady sales increases since their introduction, and increased 59.4% from last year. Included in sales of our impact-resistant window and door products were $247.4 million of aluminum impact sales, an increase of $65.1 million, or 35.7%, and $71.8 million of vinyl impact sales, an increase of $13.8 million, or 23.8%.

Sales of our non-impact window and door products increased by $4.5 million, or 6.9%. Included in sales of our non-impact window and door products were $27.0 million of aluminum non-impact sales, a decrease of $0.2 million, or 0.7%, and $43.6 million of vinyl non-impact sales, an increase of $4.7 million, or 12.0%.

Gross profit and gross margin

Gross profit was $119.1 million in 2015, an increase of $26.3 million, or 28.4%, from $92.8 million in the prior year. The gross margin percentage was 30.6% in 2015 compared to 30.3% in the prior year, an increase of 0.3%. Gross margin was positively impacted by several factors, including our first quarter 2015 price increase, which benefitted gross margin by 1.0%, by the leverage provided by higher sales volume, which benefitted gross margin by 0.6%, lower glass cost due to the increase in our capacity to process our own glass, which has reduced our dependence on outsourced, higher-cost glass, which benefitted gross margin by 0.2%, and by lower aluminum prices, which benefitted gross margin by 0.2%. Also, the addition of CGI benefitted gross margin by 1.2%. These improvements were partially offset by decreases as the result of higher overhead costs, resulting in a decrease in gross margin of 2.2%, and product mix, which decreased gross margin by 0.7%. Gross margins in both periods were negatively impacted by certain costs related to labor inefficiencies and material costs relating to issues encountered during our ERP systems conversion, new product launch costs, and glass line installation costs in 2015, and glass processing facility and new product launch costs in 2014. These costs negatively impacted gross margin by 1.3% in 2015 and by 0.5% in 2014. Excluding these negative impacts, our gross margins would have been 31.9% and 30.8% in 2015 and 2014, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses were $68.2 million, an increase of $11.8 million, or 21.0%, from $56.4 million in the prior year. As a percentage, we leveraged these costs to 17.5%, a decrease of 0.9% from 18.4% from fiscal year 2014. Selling, general, and administrative expenses includes $12.5 million related to CGI, compared to $3.0 million last year. Excluding CGI, selling, general and administrative costs increased $2.3 million. Contributing to the increase was a $1.6 million increase in selling and distribution costs as the result of an increase in volume, but which includes a $0.5 million decrease in fuel costs due to a decrease in the price of gasoline. There were also increases in depreciation expense of $0.7 million due to higher levels of capital investment, stock-based compensation expenses of $0.6 million, and bank credit card fees of $0.5 million due to higher credit card sales. These increases were partially offset by a decrease of $1.1 million related to acquisition-related costs incurred in 2014, which did not recur in 2015.

Interest expense

Interest expense was $11.7 million in 2015, an increase of $5.7 million from $6.0 million in the prior year. During 2014, concurrent with the acquisition of CGI late in the third quarter of 2014, we refinanced our then existing credit agreement into a new $200 million senior secured credit facility (“2014 Credit Agreement”) which increased our outstanding debt balance to $200 million, up from $79.0 million at the end of 2013. The increase in interest expense was due primarily to the increase in outstanding debt under the 2014 Credit Agreement and resulting increase in average outstanding debt balance during 2015 compared to 2014.

Debt extinguishment costs

In 2014, there were write-offs of deferred financing costs of $2.6 million relating to the debt refinancing resulting from entering into the 2014 Credit Agreement.

Other expenses, net

Other expenses, net were $0.4 million and $1.8 million in 2015 and 2014, respectively. In 2015, other expenses relates entirely to the ineffective portion of our aluminum hedging activities. In 2014, other expenses includes expenses related to termination of our interest rate swap agreement of $1.5 million and the ineffective portion of our aluminum hedging activity of 0.2 million.

Income tax expense (benefit)

Our income tax expense was $15.3 million for 2015, representing an effective tax rate of 39.4%. Income tax expense in 2015 includes a $1.6 million discrete item of income tax expense representing income tax expense previously classified within accumulated other comprehensive losses, relating to the intraperiod income taxes on our effective aluminum hedges, which we reversed in the second quarter of 2015 as the result of the culmination of our remaining cash flow hedges. Income tax expense in 2015 also includes the beneficial effect of $0.8 million, net of federal effect, from a Florida jobs credit we received as the result of our increased employment levels. Excluding the effects of these discrete items in income tax expense, our effective tax rate in 2015 would have been 37.3%, compared to 37.1% in 2014, slightly lower than our combined statutory federal and state tax rate of 38.8%, primarily as the result of the section 199 domestic manufacturing deduction in both years.

2014 Compared with 2013

Net sales

Net sales for 2014 were $306.4 million, a $67.1 million, or 28.0%, increase in sales from $239.3 million in the prior year.

The following table shows net sales classified by major product category (in millions, except percentages):

	Year Ended
	January 3, 2015		December 28, 2013
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant window and door products	$240.3	78.4%	$183.4	76.6%	31.0%
Non-impact window and door products	66.1	21.6%	55.9	23.4%	18.2%

Total net sales	$306.4	100.0%	$239.3	100.0%	28.0%

Net sales of our impact window and door products, which include our PGT WinGuard, Architectural Systems, Storefront and PremierVue products, as well as the Estate Collection, Sentinel and Targa products of CGI, were $240.3 million in 2014, an increase of $56.9 million, or 31.0%, driven by an increase in sales of our WinGuard and Storefront products, but also from the late third quarter 2014 addition of CGI, from $183.4 million in the prior year. All of CGI’s products are impact-resistant. Our Storefront products, introduced in 2013, have enjoyed steady sales increases since their introduction. Included in sales of our impact-resistant window and door products were $182.3 million of aluminum impact sales, an increase of $42.5 million, or 30.4%, and $58.0 million of vinyl impact sales, an increase of $14.4 million, or 32.9%.

Sales of our non-impact window and door products increased by $10.2 million, or 18.2%. Included in sales of our non-impact window and door products were $27.2 million of aluminum non-impact sales, an increase of $3.1 million, or 12.9%, and $38.9 million of vinyl non-impact sales, an increase of $7.1 million, or 22.3%.

Gross profit and gross margin

Gross profit was $92.8 million in 2014, an increase of $12.7 million, or 15.8%, from $80.1 million in the prior year. The gross margin percentage was 30.3% in 2014 compared to 33.5% in the prior year, a decrease of 3.2%. Gross margin was negatively impacted by 1.5% due to excess labor and overhead costs resulting from the hiring and training of new manufacturing employees to meet the increased demand for our products. In addition, gross margin was negatively impacted by 1.3% due to increased material costs due to an increase in aluminum prices during 2014, as well as our need to purchase finished glass from outside suppliers due to certain internal capacity constraints. In response to these constraints, during 2014 we completed the construction of a new glass processing facility which became operational late in the third quarter of 2014 but for which gross margin was negatively impacted by 0.5% due to start-up costs of the new glass facility. Our gross margin was also negatively impacted by 0.5% due to pricing and product mix, including pricing and mix on certain large projects done during 2014. Lastly, 2014 was a 53-week year which included an extra week of fixed costs in the fourth quarter during which we had no sales activity. The fixed costs from this extra week resulted in a negative impact to gross margin of 0.3%. These items were offset by leverage on higher sales volume of 0.6% and the addition of CGI, which benefited gross margin by 0.3%.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities was $32.5 million for 2015 compared to $22.3 million for 2014 and $25.7 million for 2013.

The increase in cash flows from operations of $10.2 million in 2015 was primarily due to an increase of $77.4 million in collections from customers as the result of the sales level increase. This increase in collections was partially offset by an increase in payments to vendors of $40.3 million as the result of higher procurements of inventory due to increased sales, an increase in personnel related disbursements of $14.0 million due to the higher level of employees during 2015, compared to 2014 to support the increase in demand for our products, and an increase in debt service costs of $7.0 million due to the higher level of debt as the result of the refinancing and acquisition of CGI, which increased outstanding debt to $200 million from $79 million late in the third quarter of 2014.

Also, during 2015, we made estimated tax payments of $6.8 million, of which $3.9 million is recorded as a federal income tax receivable within other current assets. The overpayment of estimated income taxes was the result of the delayed action by Congress to pass the extension of the bonus depreciation deduction for 2015, which occurred on December 18, 2015 as part of the Protecting Americans from Tax Hikes Act of 2015. The extension of the bonus depreciation deduction significantly reduced our previous estimate of taxable income for 2015, on which our estimated payments were based. In 2014, we made estimated tax payments of $1.2 million. Other collections of cash and other cash activity also decreased by a net of $0.3 million.

The decrease in cash flows from operations of $3.4 million in 2014 was primarily due to an increase in payments to vendors of $44.1 million as the result of higher procurements of inventory due to increased sales, an increase in personnel related disbursements of $29.7 million due to the higher level of employees during 2014 compared to 2013 to support the increase in demand for our products, and an increase in debt service costs of $1.7 million due to the higher level of debt as the result of the refinancing and acquisition of CGI, which increased outstanding debt to $200 million from $79 million late in the third quarter of 2014. These decreases were partially offset by an increase of $74.9 million in collections from customers as the result of the sales level increase during 2014 compared to 2013. Other collections of cash and other cash activity also decreased by a net of $1.6 million primarily due to a decrease in scrap aluminum sales. We also made cash payments of estimated federal income taxes of $1.2 million in 2014 compared to none in 2013.

Direct cash flows from operations for 2015, 2014, and 2013 are presented below:

	Direct Operating Cash Flows
(in millions)	2015	2014	2013
Collections from customers	$390.8	$313.4	$238.5
Other collections of cash	3.6	3.0	5.3
Disbursements to vendors	(231.4)	(191.1)	(147.0)
Personnel related disbursements	(111.9)	(97.9)	(68.2)
Debt service costs	(11.5)	(4.5)	(2.8)
Income tax payments	(6.8)	(1.2)	—
Other cash activity, net	(0.3)	0.6	(0.1)

Cash from operations	$32.5	$22.3	$25.7

The majority of other collections of cash are from scrap aluminum sales.

Day’s sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 36 days on January 2, 2016, compared to 34 days on January 3, 2015, and 35 days on December 28, 2013. The increase in DSO’s in 2015 from 2014 is due to several larger projects at CGI at the end of 2015, which required longer payment terms. The decrease in DSO’s in 2014 from 2013 was a lower level of sales at the end of 2014 compared to 2013 due to the one-week holiday shutdown we had at the end of 2014.

Inventory on hand as of January 2, 2016, was $23.1 million, an increase of $3.1 million from January 3, 2015. The increase was due primarily to an overall increase in sales at the end of 2015 compared to 2014, as well as the introduction of our new vinyl product line. Inventory on hand as of January 3, 2015, was $20.0 million compared to $12.9 million at December 28, 2013, an increase of $7.1 million. The increase includes inventory acquired with CGI of $3.2 million. Additionally, finished goods inventory at January 3, 2015, was higher than at December 28, 2013, due to the higher sales level expected in January 2015 than at year-end 2013 for January 2014. Our inventory consists principally of raw materials purchased for the manufacture of our products and limited finished goods inventory as all products are custom, made-to-order products. Our inventory levels are more closely aligned with our number of product offerings rather than our level of sales. We have maintained our inventory level to have (i) raw materials required to support new product launches; (ii) a sufficient level of safety stock on certain items to ensure an adequate supply of material given a sudden increase in demand and our short lead-times; and (iii) adequate lead times for raw materials purchased from overseas suppliers in bulk supply. Inventory turns for the year ended January 2, 2016, was 12.6, which decreased slightly from 13.0 for the year ended January 3, 2015. Inventory turns for the year ended January 3, 2015, was 13.0, which increased from 11.4 for the year ended December 28, 2013.

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

Investing activities. Cash used in investing activities was $17.4 million in 2015, entirely comprised of capital expenditures. This compares to cash used in investing activities of $129.7 million in 2014, which included $110.4 million in cash used to acquire CGI, and $19.3 million for capital expenditures.

Cash used in investing activities was $129.7 million for 2014, compared to $0.1 million for 2013, an increase in cash used of $129.6 million. We used $110.4 million in cash to acquire CGI in 2014. We also constructed a new glass processing facility in 2014, increasing cash used for capital expenditures in 2014 to $19.3 million from $7.6 million in 2013, an increase in cash used of $11.7 million. Finally, investing activities in 2013 provided $7.5 million of cash from the sale of our Salisbury, NC facility.

Financing activities. Cash provided by financing activities was $4.0 million in 2015, compared with $119.8 million in 2014, a decrease of $115.8 million. In 2015, we had no proceeds from issuances of debt, compared to $198.0 million in 2014 from the refinancing relating to the 2014 Credit Agreement. There was an additional decrease in cash provided by financing activities of $2.3 million in excess tax benefits recognized from exercised options. These decreases in cash provided by financing activities were partially offset by less financing activities cash used for debt repayments of $77.5 million and for payments of financing costs of $5.5 million, a $1.0 million decrease in cash used to make treasury stock purchases, and a $0.5 million increase in financing activities cash provided by proceeds from exercises of stock options.

Cash provided by financing activities was $119.8 million in 2014, compared to $14.2 million of cash used in financing activities in 2013, an increase in cash of $134.0 million. In 2014, we refinanced our then existing credit facility into the 2014 Credit Agreement. The proceeds from this new credit facility totaled $198 million, which was an increase of $118.0 million in proceeds from long-term debt from 2013’s debt refinancing. We made repayments of long-term debt of $79.5 million during 2014, including $79.0 million in proceeds from our new senior secured credit facility to repay our then existing credit facility, and used $0.5 million to make a scheduled principal payment under the new credit facility, an increase in payments of long-term debt of $41.0 million. We also used $5.5 million of the proceeds to pay financing costs, an increase of $1.9 million of cash used for financing costs from 2013. In 2014, we made additional purchases of treasury stock totaling $1.0 million, a decrease in cash used of $55.1 million for the purpose of acquiring treasury shares. We had proceeds from exercise of stock options during 2014 of $1.7 million, a decrease of $1.9 million in cash proceeds from option exercises, and recognized excess tax benefits from exercised options of $6.1 million in 2014, an increase of $5.7 million from 2013.

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

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. In 2015, we continued to invest in our long-term future by spending $17.4 million for capital expenditures, primarily representing equipment purchases for the various glass processing lines in our state-of-the-art glass processing facility, which we completed in 2014. We spent substantially more in 2014 than in 2013 due to the construction of our new glass processing facility and new ERP system. For 2014, capital expenditures were $19.3 million compared to $7.6 million in 2013. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans. Management expects to spend between $18 million and $20 million in 2016, including capital expenditures related to final equipment purchases for our glass processing facility. Our capital expenditure program is geared towards making investments in capital assets targeted at increasing both gross sales and margins.

Capital Resources. On September 22, 2014, we entered into a Credit Agreement (the “2014 Credit Agreement”), among us, the lending institutions identified in the 2014 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2014 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $235.0 million, consisting of a $200.0 million Term B term loan facility maturing in seven years that will amortize on a basis of 1% annually during the seven-year term, and a $35.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2014 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of January 2, 2016, there were $0.4 million of letters of credit outstanding and $34.6 million available on the revolver.

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

The 2014 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2014 Credit Agreement), and will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2014 Credit Agreement. As of January 2, 2016, no such test is required as we have not exceeded 20% of our revolving capacity.

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

The face value of the 2014 Credit Agreement at the time of issuance was $200 million of which $0.5 million was repaid as a scheduled debt repayment in the fourth quarter of 2014. As of January 2, 2016, the face value of debt outstanding under the 2014 Credit Agreement was $197.5 million. There was a 1% discount, or $2.0 million, upon issuance of the debt under the 2014 Credit Agreement which we recorded as debt discount. The Company incurred issuance costs of $5.5 million, of which $3.8 million was classified as debt discount. The remainder of $1.7 million was reported as debt issuance costs in current assets and other assets.

At the time of the refinancing, we had debt issuance costs of $1.5 million recorded as discount presented in the current and long-term portions of debt and $1.7 million recorded as deferred financing fees presented in current and other assets relating to the 2013 Credit Agreement. Of these debt issuance costs, $0.2 million of costs recorded as debt discount and $0.4 million of costs recorded as deferred financing fees were not written-off as one of the lenders in the 2014 Credit Agreement was also a lender in the 2013 Credit Agreement and for which we treated the 2014 refinancing as a modification for purposes of the fees related to this carryover lender. The remaining debt issuance costs relating to the 2013 Credit Agreement of $2.6 million were written-off as debt extinguishment costs on the consolidated statements of operations for the year ended January 3, 2015.

At January 2, 2016, we had debt issuance costs of $5.0 million recorded as discount presented in the current and long-term portions of debt and $1.7 million recorded as deferred financing fees presented in current and other assets relating to the 2014 Credit Agreement. These debt issuance costs are being amortized to interest expense, net, under the effective interest method on the consolidated statements of operations and comprehensive income over the term of the 2014 Credit Agreement.

Share Repurchase Program. On October 28, 2015, the Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases will be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our 2016 Credit Agreement, and other relevant factors. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at the Company’s discretion, and the program may be suspended, terminated or modified at any time for any reason. No share repurchases had been consummated under this buyback program as of January 2, 2016. However, during 2016, through the date of this filing, we made repurchases of 278,883 shares of our common stock at a total cost of $2.6 million. During the remainder of 2016, we may continue to make opportunistic repurchases of our common stock as we see fit.

Subsequent Events

On February 16, 2016, we acquired WinDoor, provider of high-performance, impact-resistant windows and doors for five-star resorts, luxury high-rise condominiums, hotels and custom residential homes. WinDoor is now an indirect wholly-owned subsidiary of PGT, Inc. As part of the events surrounding this acquisition, we completed the refinancing of our 2014 Credit Agreement into a new, larger credit facility with a $270 million term loan and $40 million revolving credit facility (“2016 Credit Agreement”). We used the proceeds under the 2016 Credit Agreement to repay borrowings under the 2014 Credit Agreement, which at the time of the refinancing were $197.5 million, and to pay financing costs related to the refinancing. We used additional proceeds under the 2016 Credit Agreement, along with approximately $43 million of cash on hand, to fund the $100.3 million purchase price for WinDoor. The final purchase price is subject to finalization of the amount of net working capital as of the February 16, 2016 closing date, which we expect to complete in the near future.

Long-term debt consists of the following:

	January 2,	January 3,
	2016	2015
	(in thousands)
Term loan payable with a payment of $0.5 million due quarterly. A lump sum payment of $186.0 million is due on September 22, 2021. Interest is payable quarterly at LIBOR or the prime rate plus an applicable margin. At January 2, 2016, and January 3, 2015, the average rate was 1.00% plus a margin of 4.25%,	$197,500	$199,500
Debt discount (1)	(5,032)	(5,746)

	192,468	193,754
Less current portion of long-term debt	(1,966)	(1,962)

Total	$190,502	$191,792

(1)	Debt discount – represents fees retained by or paid to the lender at time the debt was issued, and is accounted for as a reduction in the debt proceeds and is amortized over the life of the debt instrument.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of January 2, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Current	2-3 Years	4-5 Years	Thereafter
Long-term debt (1)	$253,434	$12,447	$24,573	$24,175	$192,239
Operating leases	4,154	2,116	1,891	147	—
Supply agreements	3,564	3,564	—	—	—
Equipment purchase commitments	532	532	—	—	—

Total contractual cash obligations	$261,684	$18,659	$26,464	$24,322	$192,239

(1)	- Includes estimated future interest expense on our long-term debt assuming the weighted average interest rate of 5.25% as of January 2, 2016, would not change. However, on February 16, 2016, we refinanced our 2014 Credit Agreement into the 2016 Credit Agreement. As such, the above contractual obligations for long-term debt as of January 2, 2016 are higher as of the date of this filing. See “Liquidity and Capital Resources - Subsequent Events” above for further discussion of the 2016 Credit Agreement.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at January 2, 2016. Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If all of these programs were cancelled by us, as of January 2, 2016, we would be required to pay $3.6 million for various materials.

At January 2, 2016, we had $0.4 million in standby letters of credit related to our worker’s compensation insurance coverage, and commitments to purchase equipment of $0.5 million.

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

	Significant judgments and estimates are used in the determination our reporting unit’s fair value. Discounted cash flow analyses utilize sensitive estimates, including projections of revenues and operating costs considering historical and anticipated future results, general economic and market conditions, discount rates, as well as the impact of planned business or operational strategies. Deterioration in economic or market conditions, as well as increased costs arising from the effects of regulatory or	Actual results can differ from our estimates, requiring adjustments to our assumptions. The result of these changes could result in a material change in our calculation.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

We completed a qualitative assessment of goodwill impairment on the first day of our fourth quarter of 2015. This qualitative assessment included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to the CGI reporting unit, such as the inputs that would be used to calculate reporting unit enterprise value, as well as events and circumstances related to the CGI reporting unit, such as the industry in which CGI operates, its competitive environment, the availability and costs of its raw materials and labor, the financial performance of CGI, and factors related to the markets in which CGI operates. We also considered that no new impairment indicators were identified since the date of our prior qualitative assessment. Based on that assessment, we concluded that it is more likely than not that the fair value of CGI exceeded its carrying value on the first day of our fourth quarter.

Indefinite Lived Intangibles
The impairment evaluation of the carrying amount of intangible assets with indefinite lives (which for us is our tradenames) is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If we elect to bypass the qualitative assessment or if we determine, based on qualitative factors, that it is more likely than not that the fair value of our tradenames is less than the carrying amount, an evaluation is performed by	In estimating fair value, the method we use requires us to make assumptions, the most material of which are net sales projections attributable to products sold with these trade names, the anticipated royalty rate we would pay if the trade names were not owned (as a percent of net sales), and a weighted average discount rate. These assumptions are subject to change based on changes in the markets in which these products are sold, which impact our projections of future net sales and the assumed royalty rate. Factors affecting the weighted average discount rate include assumed debt to equity ratios, risk-free

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

interest rates and equity returns, each for market participants in our industry.

We completed a qualitative assessment of our indefinite-lived intangible assets (tradenames) on the first day of our fourth quarter of 2015. This qualitative assessment included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to our tradenames, such as the inputs that would be used to calculate their fair values, as well as events and circumstances related to the tradenames, such as the industry in which we use the tradenames, our competitive environment, the availability and costs of its raw materials and labor, the financial performance of our Company, and factors related to the markets in which our Company operates. We also considered that no new impairment indicators were identified since the date of our prior assessments, which was a quantitative assessment for the PGT tradenames and a qualitative assessment for the CGI tradename. Based on that assessment, we concluded that it is more likely than not that our trade names are not impaired.

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

We record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. As of January 2, 2016, our awards vest based only on service conditions and compensation expense is recognized on a straight-line basis for each separately vesting portion of an award.

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

Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied an estimated forfeiture rate to

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense.

However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

A 10% change in our stock-based compensation expense for the year ended January 2, 2016, would have affected net income by approximately $0.2 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
unvested awards for the purpose of calculating compensation cost. These estimates, based mostly on historical experience, will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)”. This guidance supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments”. This guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments in a business combination. This guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. This ASU was effective for the Company on January 3, 2016. We do not believe the adoption of this ASU will have a material impact on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330) – Simplifying the Measurement of Inventory”. This guidance changes the subsequent measurement of inventory, excluding inventory accounted for under LIFO or the retail inventory method, to be at lower of cost and net realizable value. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Under this ASU, an entity should measure inventory within its scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective in financial statements issued for fiscal years beginning after December 15, 2016, with early application at the beginning of interim or annual periods permitted, and is required to be adopted prospectively. We do not believe the adoption of this ASU will have a material impact on our financial statements.

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

In April 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which states the core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The provisions of the guidance were to be effective for us beginning in first quarter of 2017. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

FORWARD OUTLOOK

From time to time, we have made or will make forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal”, “objective”, “plan”, “expect”, “anticipate”, “intend”, “project”, “believe”, “estimate”, “may”, “could”, or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, results, circumstances or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission and in oral presentations. Forward-looking statements are based on assumptions and by their nature are subject to risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•	Changes in new home starts and home remodeling trends

•	The economy in the U.S. generally or in Florida where the substantial portion of our sales are generated

•	Raw material prices, especially aluminum

•	Integration of WinDoor

•	Transportation costs

•	Level of indebtedness

•	Dependence on our impact-resistant product lines

•	Product liability and warranty claims

•	Federal and state regulations

•	Dependence on our manufacturing facilities

Any forward-looking statements made by us or on our behalf speak only as of the date they are made and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making any investment decision, you should carefully consider all risks and uncertainties disclosed in all our SEC filings, including our reports on Forms 8-K, 10-Q and 10-K and our registration statements under the Securities Act of 1933, as amended, all of which are accessible on the SEC’s website at www.sec.gov and at http://ir.pgtindustries.com/sec.cfm

Net sales

We recorded increased sales of $83.4 million, or 27.2% in 2015, over 2014, driven by an increase in sales of our WinGuard and Storefront products, but also the inclusion of CGI’s sales for the entire year, from $306.4 million in the prior year. All of CGI’s products are impact-resistant. Our Storefront products, introduced in 2013, have enjoyed steady sales increases since their introduction, and increased 59.4% from last year. Included in sales of our impact-resistant window and door products were $247.4 million of aluminum impact sales, an increase of $65.1 million, or 35.7%, and $71.8 million of vinyl impact sales, an increase of $13.8 million, or 23.8%. Sales of our non-impact window and door products increased by $4.5 million, or 6.9%.

Looking ahead into 2016, Moody’s forecast for 2016 suggests single-family housing starts in Florida will be nearly 88,000 after finishing 2015 at more than 65,000, a forecasted 34% increase. However, we believe the increase in single-family housing starts in Florida in 2016 compared to 2015 will closer to the 16% increase seen in 2015, compared to 2014. This is still below the level of starts we believe Florida’s run-rate is capable of supporting. In 2015, Florida surpassed New York as the third largest state in the U.S., and we expect the combination of continued population expansion, growth in the housing market, rational home pricing and historically low interest rates to drive growth in our sales and market share.

On February 16, 2016, we acquired WinDoor. WinDoor expands our portfolio of exceptionally designed impact-resistant windows and doors that previously were not available in the products we offered, and expanded our share of the high-end residential and commercial markets.

Our 2016 outlook is based on a market growth assumption of approximately 10 percent in combined new construction and repair and remodeling activity for the year, and our expectation that we will continue to outperform the market. However, while our quoting activity remains strong, first quarter 2016 residential building activity has been soft, both nationally and in Florida. We believe market conditions will remain soft through the remainder of the quarter, but strengthen along with quotes turning into orders beginning in the second quarter.

For the first quarter of 2016, we expect sales will be approximately $99 million. We expect sales at this level will result in an EBITDA margin of approximately 14.5%. Our first quarter 2016 sales estimate includes WinDoor sales from the date of the acquisition, which we estimate will be approximately $3.5 million. Historically, WinDoor’s first quarter operating results are impacted by lower seasonal sales, usually beginning in December, and the need to cover fixed costs which results in downward pressure on WinDoor’s first quarter EBITDA margins. Rebounding sales, which typically begin late in the first quarter, usually results in improved quarterly EBITDA margins for the remainder of the year.

We expect 2016 full-year sales, including the estimated sales of WinDoor from the acquisition date of approximately $42 million, to range between $460 and $475 million, representing an increase of between 18% and 22%, which we expect will generate consolidated EBITDA of between $80 and $90 million.

Gross margin

We believe the following factors, which are not all inclusive, may impact our gross margin in 2016:

•	Our gross margin percentages are heavily influenced by total sales due to operating leverage of fixed costs as well as product mix of impact and non-impact products and vinyl frame versus aluminum frame products. In the past, our vinyl products generated a lower margin than their aluminum counterpart. However, our new vinyl line is designed to eliminate that gap over time, and as a result, some benefit will likely be realized toward the latter half of 2016.

•	Our margin is also influenced by costs of material and labor. As our labor force becomes more tenured, material and labor costs have begun to normalize as efficiencies are achieved. Our future rate of hiring will be impacted by the rate of sales growth.

•	Gross margins in 2015 were negatively impacted by certain costs related to labor inefficiencies and material costs relating to issues encountered during our ERP systems conversion, new product launch costs, and glass line installation costs. We substantially completed the conversion to our new ERP system by the end of 2015 and we are nearly completed with equipment additions to our state-of-the-art glass processing facility. Therefore, we believe we are well positioned to take advantage of manufacturing process efficiencies to be provided by both these important initiatives.

•	Aluminum prices can fluctuate significantly resulting in impacts to our gross margin.

Selling, general and administrative expenses

We were able to continue to leverage selling, general and administrative expenses during 2015, as SG&A as a percentage of sales decreased to 17.5% in 2015, from 18.4% in 2014. We continue to believe we can leverage this expense category as sales increase, although to a lesser degree than in 2015. We acquired WinDoor on February 16, 2016, and we expect that amortizable intangibles and property and equipment related to the acquisition will increase this expense category by approximately $4.0 million annually, but that this increase represents non-cash expenditures. We will continue to seek areas within this category of expenses where savings through acquisition synergies can be obtained, but these savings may be offset to some degree by the potential for an increase in SG&A as the result of professional costs and fees for potential acquisition target due diligence, if any. We expect the increase in SG&A as a result of the acquired amortizable intangible assets will occur ratably during 2016, beginning from the date of the acquisition. We estimate that selling, general and administrative expenses as a percentage of sales for 2016 will be approximately 18.5%.

Interest expense

On February 16, 2016, we entered into a new, larger credit facility, which replaces the 2014 Credit Agreement, and which establishes new senior secured credit facilities in an aggregate amount of $270 million, consisting of a $230 million term loan facility maturing in six years that will amortize on a basis of 1% annually during the six-year term, and a $40 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Interest expense will increase in 2016, as a result of the higher level of debt, as well as an increase in the rate than under the 2014 Credit Agreement. We estimate that interest expense will increase by approximately $9 million on an annualized basis, including amortization of new and carryover deferred financing costs and original issue discount. We expect the increase in interest expense as a result of the refinancing will occur ratably during 2016, beginning from the date of the acquisition.

Income tax expense

In 2015, we had two discrete items of income taxes that impacted our effective tax rate. Income tax expense in 2015 includes $1.6 million of expense representing income taxes previously classified within accumulated other comprehensive losses, relating to the intraperiod income taxes on our effective aluminum hedges, which we reversed in the second quarter of 2015 as the result of the culmination of our remaining cash flow hedges. Income tax expense in 2015 also includes the beneficial effect of $0.8 million, net of federal effect, from a Florida jobs credit we received as the result of our increased employment levels. Excluding the effects of these discrete items in income tax expense, our effective tax rate in 2015 would have been 37.3%, compared to 37.1% in 2014, slightly lower than our combined statutory federal and state tax rate of 38.8%, primarily as the result of the section 199 domestic manufacturing deduction in both years.

We expect to continue to be profitable in 2016. If we continue to be profitable, we will incur income tax expense at approximately a combined effective rate of approximately 36% to 37%, which will impact our results.

Liquidity and capital resources

We had $61.5 million of cash on hand as of January 2, 2016. However, we used approximately $43 million of cash on hand, combined with proceeds available under our new credit facility, to fund the $100.3 million purchase price for WinDoor. During 2016, we expect to continue to be able to generate sufficient cash from operations to service our debt interest and principal requirements, as well as spend between $18 million and $20 million in 2016, including capital expenditures related to finalizing the acquisition of equipment for our glass processing facility. However, no assurances can be given that cash from operations will be sufficient for some or all of these purposes. Our capital expenditure program is geared towards making investments in capital assets targeted at increasing both gross sales and margins. We became a cash taxpayer in 2015. However, during 2015, we made estimated tax payments of $6.8 million, of which we had $3.9 million recorded as a federal income tax receivable within other current assets. The overpayment of estimated income taxes was the result of the delayed action by Congress to pass the extension of the bonus depreciation deduction for 2015, which occurred on December 18, 2015 as part of the Protecting Americans from Tax Hikes Act of 2015 (PATH). The extension of the bonus depreciation deduction significantly reduced our previous estimate of taxable income for 2015, on which our estimated payments were based. In 2014, we made estimated tax payments of $1.2 million. We do not expect to overpay estimated taxes in 2016 as the result of the uncertainty surrounding the passage of legislation regarding bonus depreciation, as PATH extended bonus depreciation for several years, including 2016. At the end of 2015, we had $3.8 million of tax-effected federal net operating loss carry-forwards as the result of the acquisition of CGI, of which we can use $2.6 million in 2016 and the remainder the following year.

Summary

In 2015, new home construction in the nation and Florida in particular improved, but is still below historic norms. We continue to gain market share in the repair and remodel market, and as consumers transition to a more energy efficient home, our products position us to take advantage of this transition and continue to gain share in this market. We acquired WinDoor in February 2016, which has a line of exceptionally designed windows and sliding glass and terrace doors, which are higher-margin, impact-resistant products, similar to PGT and CGI. Also like PGT and CGI, WinDoor’s products are sold primarily in Florida, and its customers include five-star resorts, luxury high-rise condominiums, hotels and custom residential homes.

In 2016, we expect to continue to expand our product footprint and geographic presence, both organically and by acquiring targets that fit our requirements for earnings and cultural fit. We believe 2016 will see continued growth in the housing market in Florida at approximately the same rate as in 2015, the continuation of increasing population in Florida, which has resulted in Florida surpassing New York in 2015 as the third largest state in the U.S., rational housing prices, and continued historically low interest rates for mortgage financing.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on our debt outstanding at January 2, 2016, of $197.5 million, a 1% increase in interest rates would result in approximately $2.0 million of additional interest expense annually. On February 16, 2016, in connection with the acquisition of WinDoor, our existing debt was repaid and borrowings under the new credit agreement increased our outstanding debt to $270 million. Based on our current level of debt outstanding of $270 million, a 1% increase in interest rates would result in approximately $2.7 million of additional interest expense annually.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PGT, Inc.:

We have audited the accompanying consolidated balance sheets of PGT, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended January 2, 2016. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGT, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015 and the results of their operations and their cash flows for each of the years in the two-year period ended January 2, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PGT Inc.’s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida

March 11, 2016

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

PGT, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows of PGT, Inc. and subsidiary for the year ended December 28, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of PGT, Inc. and subsidiary for the year ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

February 28, 2014

PGT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	January 2,	January 3,	December 28,
	2016	2015	2013
Net sales	$389,810	$306,388	$239,303
Cost of sales	270,678	213,596	159,169

Gross margin	119,132	92,792	80,134
Gain on sale of assets held	—	—	(2,195)
Selling, general and administrative expenses	68,190	56,377	54,594

Income from operations	50,942	36,415	27,735
Interest expense, net	11,705	5,960	3,520
Debt extinguishment costs	—	2,625	333
Other expense, net	388	1,750	437

Income before income taxes	38,849	26,080	23,445
Income tax expense (benefit)	15,297	9,675	(3,374)

Net income	$23,552	$16,405	$26,819

Net income per common share:
Basic	$0.49	$0.35	$0.55

Diluted	$0.47	$0.33	$0.51

Weighted average shares outstanding:
Basic	48,272	47,376	48,881

Diluted	50,368	49,777	52,211

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	January 2,	January 3,	December 28,
	2016	2015	2013
Net income	$23,552	$16,405	$26,819

Other comprehensive income (loss) before tax
Change in fair value of derivatives	—	(212)	(1,391)
Reclassification to earnings	126	1,195	145

Other comprehensive income (loss) before tax	126	983	(1,246)

Income tax expense (benefit) related to components of other comprehensive income (loss)	50	431	(437)
Reversal of income tax allocation	(1,595)	—	—

Other comprehensive income (loss), net of tax	1,671	552	(809)

Comprehensive income	$25,223	$16,957	$26,010

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	January 2,	January 3,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$61,493	$42,469
Accounts receivable, net	31,783	25,374
Inventories	23,053	19,970
Prepaid expenses	2,170	1,564
Other current assets	8,490	4,900

Total current assets	126,989	94,277

Property, plant and equipment, net	71,503	60,898
Trade names and other intangible assets, net	79,311	82,724
Goodwill	65,635	66,580
Other assets, net	2,291	2,110

Total assets	$345,729	$306,589

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,180	$5,404
Accrued liabilities	11,398	11,924
Current portion of long-term debt	1,966	1,962

Total current liabilities	21,544	19,290

Long-term debt, less current portion	190,502	191,792
Deferred income taxes	25,894	20,796
Other liabilities	828	735

Total liabilities	238,768	232,613

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 51,146 and 49,985 shares issued and 48,806 and 47,707 shares outstanding at January 2, 2016, and January 3, 2015, respectively	511	498
Additional paid-in-capital	244,944	238,229
Accumulated other comprehensive loss	—	(1,671)
Accumulated deficit	(128,457)	(152,009)

Shareholders’ equity	116,998	85,047
Less: Treasury stock at cost	(10,037)	(11,071)

Total shareholders’ equity	106,961	73,976

Total liabilities and shareholders’ equity	$345,729	$306,589

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 2,	January 3,	December 28,
	2016	2015	2013
Cash flows from operating activities:
Net income	$23,552	$16,405	$26,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,008	4,534	4,622
Amortization	3,413	1,446	6,458
Provision for (recovery on) allowance for doubtful accounts	(131)	(535)	29
Stock-based compensation	1,774	1,214	970
Amortization and write-offs of deferred financing costs and debt discount	1,014	3,533	1,660
Derivative financial instruments	126	669	(16)
Deferred income taxes	5,993	3,329	(3,460)
Tax benefit on exercised stock options	(3,840)	(6,064)	(396)
Loss (gain) on disposal of assets	10	—	(2,186)
Change in operating assets and liabilities (excluding the effects of the acquisition):
Accounts receivable	(7,263)	(642)	(8,234)
Inventories	(3,083)	(3,834)	(1,379)
Prepaid expenses and other current assets	(1,786)	(1,628)	(1,267)
Accounts payable and accrued liabilities	5,669	3,823	2,111

Net cash provided by operating activities	32,456	22,250	25,731

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,391)	(19,301)	(7,550)
Acquisition of CGI	—	(110,438)	—
Proceeds from disposals of assets	—	—	7,478

Net cash used in investing activities	(17,391)	(129,739)	(72)

Cash flows from financing activities:
Payments of long-term debt	(2,000)	(79,500)	(38,500)
Proceeds from issuance of long-term debt	—	198,000	80,000
Payments of financing costs	—	(5,466)	(3,583)
Purchases of treasury stock	(44)	(1,025)	(56,091)
Proceeds from exercise of stock options	2,192	1,691	3,580
Tax benefit on exercised stock options	3,840	6,064	396
Other	(29)	(10)	—

Net cash provided by (used in) financing activities	3,959	119,754	(14,198)

Net increase in cash and cash equivalents	19,024	12,265	11,461
Cash and cash equivalents at beginning of period	42,469	30,204	18,743

Cash and cash equivalents at end of period	$61,493	$42,469	$30,204

Supplemental cash flow information:
Interest paid	$11,502	$2,216	$2,662

Income tax payments, net of refunds	$6,808	$1,198	$135

Non-cash activity:
Property, plant and equipment additions in accounts payable	$723	$489	$248

The accompanying notes are an integral part of these consolidated financial statements.

PGT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

				Accumulated
	Common stock		Additional	Other
	Shares		Paid-in	Comprehensive	Accumulated	Treasury
	Outstanding	Amount	Capital	Loss	Deficit	Stock	Total
Balance at December 29, 2012	52,814,279	$537	$274,275	$(1,414)	$(195,233)	$(3,955)	$74,210
Purchases of treasury stock	(7,865,249)	—	—	—	—	(56,091)	(56,091)
Retirement of treasury stock	—	(68)	(49,932)	—	—	50,000	—
Stock-based compensation	—	—	970	—	—	—	970
Exercise of stock options	1,922,167	20	3,560	—	—	—	3,580
Tax benefit on exercised stock options	—	—	396	—	—	—	396
Comprehensive loss, net of tax effect	—	—	—	(809)	—	—	(809)
Net income	—	—	—	—	26,819	—	26,819

Balance at December 28, 2013	46,871,197	$489	$229,269	$(2,223)	$(168,414)	$(10,046)	$49,075
Vesting of restricted stock	22,581	—	—	—	—	—	—
Purchases of treasury stock	(93,081)	—	—	—	—	(1,025)	(1,025)
Stock-based compensation	—	—	1,214	—	—	—	1,214
Exercise of stock options	906,573	9	1,682	—	—	—	1,691
Tax benefit on exercised stock options	—	—	6,064	—	—	—	6,064
Comprehensive income, net of tax effect	—	—	—	552	—	—	552
Net income	—	—	—	—	16,405	—	16,405

Balance at January 3, 2015	47,707,270	$498	$238,229	$(1,671)	$(152,009)	$(11,071)	$73,976
Grants of restricted stock	—	3	(3)	—	—	—	—
Vesting of restricted stock	69,161	—	—	—	—	—	—
Purchases of treasury stock	(3,746)	—	—	—	—	(44)	(44)
Retirement of treasury stock	—	—	(1,078)	—	—	1,078	—
Stock-based compensation	—	—	1,774	—	—	—	1,774
Exercise of stock options	1,033,750	10	2,182	—	—	—	2,192
Tax benefit on exercised stock options	—	—	3,840	—	—	—	3,840
Comprehensive income, net of tax effect	—	—	—	1,671	—	—	1,671
Net income	—	—	—	—	23,552	—	23,552

Balance at January 2, 2016	48,806,435	$511	$244,944	$—	$(128,457)	$(10,037)	$106,961

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

On September 22, 2014 (the Closing Date), we completed the acquisition of CGI Windows and Doors Holdings, Inc. (CGI) which became a wholly-owned subsidiary of PGT Industries, Inc., which is wholly-owned by PGTI. CGI was established in 1992 and designs and manufactures quality-impact resistant products that meet or exceed the Miami-Dade County impact standards. (See Note 4).

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. We have two manufacturing operations with one in North Venice and one in Miami. Additionally, we have two glass tempering and laminating plants, one insulation glass plant, all located in North Venice.

All references to PGTI or our Company apply to the consolidated financial statements of PGT, Inc. unless otherwise noted.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Fiscal period

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The year ended January 3, 2015, consisted of 53 weeks. The years ended January 2, 2016, and December 28, 2013, consisted of 52 weeks.

Principles of consolidation

The consolidated financial statements present the results of the operations, financial position and cash flows of PGTI, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cost of sales

Cost of sales represents costs directly related to the production of our products. Primary costs include raw materials, direct labor, and manufacturing overhead, which consist of salaries, wages, employee benefits, utilities, maintenance, engineering and property taxes.

Shipping and handling costs

Shipping and handling costs incurred in the purchase of materials used in the manufacturing process are included in cost of sales. Costs relating to shipping and handling of our finished products are included in selling, general and administrative expenses and totaled $15.4 million, $13.0 million and $10.6 million for the years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively.

Advertising

We expense advertising costs as incurred. Advertising expense included in selling, general and administrative expenses was $0.3 million, $0.7 million and $0.7 million for the years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively.

Research and development costs

We expense research and development costs as incurred. Research and development costs included in cost of sales were $2.0 million, $1.8 million and $1.3 million for the years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand or highly liquid investments with an original maturity date of three months or less when purchased.

Accounts receivable, net

In the ordinary course of business, we extend credit to qualified dealers and distributors, generally on a non-collateralized basis. The Company maintains as allowance for doubtful accounts which is based on management’s assessments of the amount which may become uncollectible in the future and is determined through consideration of our write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions. Uncollectible accounts are written off after repeated attempts to collect from the customer have been unsuccessful.

	January 2, 2016	January 3, 2015
	(in thousands)
Accounts receivable	$32,106	$25,680
Less: Allowance for doubtful accounts	(323)	(306)

	$31,783	$25,374

Self-insurance reserves

We are primarily self-insured for employee health benefits and for years prior to 2010 for workers’ compensation claims. Provisions for losses under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. Accruals for healthcare claims and workers’ compensation are included in accrued liabilities in the accompanying consolidated balance sheets.

Warranty expense

We have warranty obligations with respect to most of our manufactured products. Warranty periods, which vary by product components, generally range from 1 to 10 years, although the warranty period for a limited number of specifically identified components in certain applications is a lifetime. However, the majority of the products sold have warranties on components which range from 1 to 3 years. The Company has recorded a reserve for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

During 2015, we recorded warranty expense at an average rate of 2.12% of sales. This rate is higher than the average rate of 1.80% of sales accrued in fiscal year 2014, due to an increase in service claims experienced in 2015. We assess the adequacy of our warranty accrual on a quarterly, and yearly basis, and adjust the previous amounts recorded, if necessary, to reflect the change in estimate of the future costs of claims yet to be serviced. The following provides information with respect to our warranty accrual.

Accrued Warranty	Beginning of Period	Acquired	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)
Year ended January 2, 2016	$3,302	$—	$8,256	$332	$(7,653)	$4,237
Year ended January 3, 2015	$2,666	$239	$5,492	$473	$(5,568)	$3,302
Year ended December 28, 2013	$3,858	$—	$2,992	$(419)	$(3,765)	$2,666

The accrual for warranty is included in accrued liabilities and other liabilities, depending on estimated settlement date, in the consolidated balance sheets as of January 2, 2016, and January 3, 2015. The portion of warranty expense related to the issuance of product of $4.8 million, $3.1 million and $0.4 million is included in cost of sales on the consolidated statements of operations for the years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively. The portion related to servicing warranty claims including costs of the service department personnel is included in selling, general and administrative expenses on the consolidated statements of operations, and is $3.8 million, $2.9 million and $2.2 million, respectively, for the years ended January 2, 2016, January 3, 2015, and December 28, 2013.

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

	January 2, 2016	January 3, 2015
	(in thousands)
Raw materials	$18,609	$16,674
Work in progress	1,246	791
Finished goods	3,198	2,505

	$23,053	$19,970

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life. Depreciable assets are assigned estimated lives as follows:

Building and improvements	5 to 40 years
Leasehold improvements	Lease term or estimated useful life
Furniture and equipment	3 to 10 years
Vehicles	5 to 10 years
Computer software	3 years

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

Capitalized software as of January 2, 2016, and January 3, 2015, was $16.3 million and $14.0 million, respectively. Accumulated depreciation of capitalized software was $14.5 million and $13.4 million as of January 2, 2016, and January 3, 2015, respectively.

Amortization expense for capitalized software was $1.1 million, $0.5 million, and $0.8 million for the years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively.

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

Significant judgments and estimates are used in the determination of our reporting unit’s fair value. Discounted cash flow analyses utilize sensitive estimates, including projections of revenues and operating costs considering historical and anticipated future results, general economic and market conditions, discount rates, as well as the impact of planned business or operational strategies. Deterioration in economic or market conditions, as well as increased costs arising from the effects of regulatory or legislative changes may result in declines in our reporting unit’s performance beyond current expectations. Declines in our reporting unit’s performance, increases in equity capital requirements, or increases in the estimated cost of debt or equity, could cause the estimated fair value of our reporting unit or its associated goodwill to decline, which could result in an impairment charge to earnings in a future period related to some portion of the associated goodwill.

Tradenames

The Company has indefinite-lived intangible assets in the form of tradenames. The impairment evaluation of the carrying amount of our tradenames is conducted annually, or more frequently, if events or changes in circumstances indicate that they might be impaired. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If we elect to bypass the qualitative assessment or if we determine, based on qualitative factors, that it is more likely than not that the fair value of our tradenames is less than the carrying amount, an evaluation is performed by comparing their carrying amount to their estimated fair values. If the estimated fair value is less than the carrying amount of the tradename, then an impairment charge is recorded to reduce the carrying value to its estimated fair value. The estimated fair value is determined using the relief from royalty method that is based upon the discounted projected cost savings (value) attributable to ownership of our tradenames, our only indefinite lived intangible assets.

In estimating fair value, the method we use requires us to make assumptions, the most material of which are net sales projections attributable to products sold with these trade names, the anticipated royalty rate we would pay if the trade names were not owned (as a percent of net sales), and a weighted average discount rate. These assumptions are subject to change based on changes in the markets in which these products are sold, which impact our projections of future net sales and the assumed royalty rate. Factors affecting the weighted average discount rate include assumed debt to equity ratios, risk-free interest rates and equity returns, each for market participants in our industry. Negative impacts on any of the assumptions could cause the estimated fair value of our tradenames to decline, which could result in an impairment charge to earnings in a future period related to some portion of the associated tradename.

Derivative financial instruments

We utilize certain derivative instruments, from time to time, including forward contracts and interest rate swaps and caps to manage variability in cash flow associated with commodity market price risk exposure in the aluminum market and interest rates. We do not enter into derivatives for speculative purposes. As of January 2, 2016, we did not have any open forward contracts for the purchase of aluminum. The net liability position of $491 thousand on January 3, 2015 is included in accrued liabilities in the accompanying consolidated balance sheet as it related to open contracts with scheduled prompt dates in 2015. On September 16, 2013, we entered into two interest rate caps and one interest rate swap. At January 2, 2016, we had no interest rate caps or swaps. At January 3, 2015, only one cap remained, the fair value of which was in an asset position of $2 thousand. Additional information with regard to derivative instruments is contained in Note 8.

Concentrations of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. Accounts receivable are due primarily from companies in the construction industry located in Florida and the eastern half of the United States. Credit is extended based on an evaluation of the customer’s financial condition and credit history, and generally collateral is not required. The Company maintains an allowance for potential credit losses on trade receivables.

We maintain our cash with several financial institutions. The balance exceeds federally insured limits. At January 2, 2016, and January 3, 2015, such balance exceeded the insured limit by $61.0 million and $41.7 million, respectively.

Comprehensive income

The Company reports comprehensive income, defined as the total of net income (loss) and all other non-owner changes in equity, and the components thereof, in its consolidated statements of comprehensive income.

The components of comprehensive gains and losses on cash flow hedges, to the extent effective. Reclassification adjustments reflecting such gains and losses are recorded as income in the same period as the hedged items affect earnings. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 9.

Stock compensation

We use a fair-value based approach for measuring stock-based compensation and record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Our Company’s awards vest based on service conditions and compensation expense is recognized on a straight-line basis for each separately vesting portion of an award. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. We recorded compensation expense for stock based awards of $1.8 million before tax, or $0.04 per diluted share after tax-effect, $1.2 million before tax, or $0.02 per diluted share after tax-effect and $1.0 million before income tax, or $0.01 per diluted share after tax-effect, in the years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively.

Income and Sales Taxes

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

Our weighted average shares outstanding excludes underlying options of less than 0.1 million and 0.1 million for the years ended January 2, 2016, and January 3, 2015, respectively, because their effects were anti-dilutive. There were no anti-dilutive options outstanding for the year ended December 28, 2013.

The table below presents the calculation of basic and diluted earnings per share, including a reconciliation of weighted average common shares:

	Year Ended
(in thousands, except per share amounts)	January 2, 2016	January 3, 2015	December 28, 2013
Numerator:
Net income	$23,552	$16,405	$26,819

Denominator:
Weighted-average common shares - Basic	48,272	47,376	48,881
Add: Dilutive effect of stock compensation plans	2,096	2,401	3,330

Weighted-average common shares - Diluted	50,368	49,777	52,211

Net income per common share:
Basic	$0.49	$0.35	$0.55

Diluted	$0.47	$0.33	$0.51

3. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that all deferred tax assets and liabilities be classified as non-current. ASU 2015-17 also discontinues allocation of valuation allowances between current and noncurrent tax assets. ASU 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company has elected to retrospectively early adopt ASU 2015-17. The effect of this change did not have a material impact on the Company’s consolidated financial condition. The effects on the Company’s consolidated balance sheet as of January 3, 2015 relating to the reclassification of current deferred tax assets to non-current deferred tax liabilities is as follows (in thousands):

	Previously Reported	As Reclassified
Deferred income taxes (current assets)	$5,160	$—

Total current assets	$99,437	$94,277

Total assets	$311,749	$306,589

Deferred income taxes (non-current liabilities)	$25,956	$20,796

Total liabilities	$237,773	$232,613

Total liabilities and shareholders’ equity	$311,749	$306,589

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

Accounting Pronouncements Recently Issued

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)”. This guidance supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments”. This guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments in a business combination. This guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. This ASU was effective for the Company on January 3, 2016. We do not believe the adoption of this ASU will have a material impact on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330) – Simplifying the Measurement of Inventory”. This guidance changes the subsequent measurement of inventory, excluding inventory accounted for under LIFO or the retail inventory method, to be at lower of cost and net realizable value. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Under this ASU, an entity should measure inventory within its scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective in financial statements issued for fiscal years beginning after December 15, 2016, with early application at the beginning of interim or annual periods permitted, and is required to be adopted prospectively. We do not believe the adoption of this ASU will have a material impact on our financial statements.

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

In April 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which states the core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The provisions of the guidance were to be effective for us beginning in first quarter of 2017. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

4. Acquisition of CGI Windows and Doors

On September 22, 2014, we completed the acquisition of CGI. The transaction, valued at $110.4 million, is consistent with our plan to grow strategically while contributing to earnings growth through targeted acquisitions of complementary specialty products. This acquisition was financed with borrowings under the 2014 Credit Agreement. The final allocation of fair value of assets acquired and liabilities assumed are as follows:

Final Allocation
Accounts receivable	$4,156
Inventories	3,229
Prepaid expenses	303
Property, plant and equipment	1,709
Intangible assets	45,300
Other assets	65
Goodwill	65,635
Deferred income taxes	(5,472)
Accounts payable and accrued liabilities	(4,136)
Other liabilities	(351)

Purchase price	$110,438

The purchase price paid was allocated to the net assets acquired based on their fair value on September 22, 2014, in accordance with ASC 805 “Business Combinations”. The allocation of the purchase price is considered final based on events and circumstances that existed on the acquisition date. During the measurement period, the Company made adjustments to increase the acquired deferred tax assets by approximately $0.9 million, with a corresponding decrease to goodwill. No other adjustments were made during the measurement period. The fair value of working capital related items, such as accounts receivable, inventories, prepaids, and accounts payable and accrued liabilities, approximated their book values at the date of acquisition. Valuations of the intangible assets (See Note 6) were valued using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs.

Acquisition costs totaling $1.7 million are included in selling, general, and administrative expenses on the consolidated statement of operations for the year ended January 3, 2015, and relate to legal expenses, diligence, and accounting services. Net sales and net income included in the consolidated statement of operations for the year ended January 3, 2015, from CGI for the period from the Closing Date to January 3, 2015, were $13.3 million and $148 thousand, respectively.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, was determined to be $65.6 million, of which $9.3 million is expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through additional sales channel opportunities as well as operational efficiencies.

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

	Year Ended
	January 3,	December 28,
Pro Forma Results (unaudited)	2015	2013
(in thousands, except per share amounts)
Net sales	$337,369	$272,132

Net income	$15,209	$24,985

Net income per common share:
Basic	$0.32	$0.51

Diluted	$0.31	$0.48

5. Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of:

	January 2,	January 3,
	2016	2015
	(in thousands)
Land	$6,298	$6,298
Buildings and improvements	46,229	45,656
Machinery and equipment	63,290	52,838
Vehicles	9,478	8,048
Software	16,278	13,984
Construction in progress	8,317	5,544

	149,890	132,368
Less: Accumulated depreciation	(78,387)	(71,470)

	$71,503	$60,898

In the first quarter of 2013, we sold our Salisbury, North Carolina facility on which we recognized a gain of $2.2 million.

6. Goodwill, Trade Names and Other Intangible Assets

Trade names and other intangible assets are as follows as of:

			Initial
	January 2,	January 3,	Useful Life
	2016	2015	(in years)
	(in thousands)
Goodwill	$65,635	$66,580	indefinite

Other intangible assets:
Trade names	$57,441	$57,441	indefinite

Customer relationships	79,700	79,700	8-10
Developed technology	1,700	1,700	10
Non-compete agreement	600	600	2
Less: Accumulated amortization	(60,130)	(56,717)

Subtotal	21,870	25,283

Other intangible assets, net	$79,311	$82,724

Goodwill at January 3, 2015	$66,580
Adjustment relating to additional deferred tax assets acquired	(945)

Goodwill at January 2, 2016	$65,635

Goodwill

We completed a qualitative assessment of goodwill impairment on the first day of our fourth quarter of 2015. This qualitative assessment included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to the CGI reporting unit, such as the inputs that would be used to calculate reporting unit enterprise value, as well as events and circumstances related to the CGI reporting unit, such as the industry in which CGI operates, its competitive environment, the availability and costs of its raw materials and labor, the financial performance of CGI, and factors related to the markets in which CGI operates. We also considered that no new impairment indicators were identified since the date of our prior qualitative assessment. Based on that assessment, we concluded that it is more likely than not that the fair value of CGI exceeded its carrying value on the first day of our fourth quarter.

Indefinite Lived Intangible Assets

We completed a qualitative assessment of our indefinite-lived intangible assets (tradenames) on the first day of our fourth quarter of 2015. This qualitative assessment included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to our tradenames, such as the inputs that would be used to calculate their fair values, as well as events and circumstances related to the tradenames, such as the industry in which we use the tradenames, our competitive environment, the availability and costs of its raw materials and labor, the financial performance of our Company, and factors related to the markets in which our Company operates. We also considered that no new impairment indicators were identified since the date of our prior assessments, which was a quantitative assessment for the PGT tradenames and a qualitative assessment for the CGI tradename. Based on that assessment, we concluded that it is more likely than not that our trade names are not impaired.

Amortizable Intangible Assets

We test amortizable intangible assets for impairment when indicators of impairment exist. No impairment testing was performed during the years ended January 2, 2016, January 3, 2015, and December 28, 2013, as we determined that there were no impairment indicators at any time during that three-year period.

Estimated amortization of our customer relationships, developed technology and non-compete agreement intangible assets is as follows for future fiscal year:

(in thousands)
2016	$3,379
2017	3,161
2018	3,161
2019	3,161
2020	3,222
Thereafter	5,786

Total	$21,870

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	January 2, 2016	January 3, 2015
	(in thousands)
Accrued payroll and benefits	$4,326	$4,607
Accrued warranty	3,484	2,658
Unearned revenue	1,334	1,405
Accrued health claims insurance payable	827	908
Accrued interest	133	874
Aluminum forward contracts	—	491
Other	1,294	981

	$11,398	$11,924

Other accrued liabilities are comprised primarily of state sales taxes and customer rebates.

8. Long-Term Debt

Long-term debt consists of the following:

	January 2, 2016	January 3, 2015
	(in thousands)
Term loan payable with a payment of $0.5 million due quarterly. A lump sum payment of $186.0 million is due on September 22, 2021. Interest is payable quarterly at LIBOR or the prime rateplus an applicable margin. At January 2, 2016, and January 3, 2015, the average rate was 1.00% plus a margin of 4.25%	$197,500	$199,500
Debt discount (1)	(5,032)	(5,746)

	192,468	193,754
Less current portion of long-term debt	(1,966)	(1,962)

Total	$190,502	$191,792

(1)	Debt discount – represents fees paid to the lender at time the debt was issued, and is accounted for as a reduction in the debt proceeds and is amortized over the life of the debt instrument.

2014 Credit Agreement

On September 22, 2014, we entered into the 2014 Credit Agreement, among us, the lending institutions identified in the 2014 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2014 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $235.0 million, consisting of a $200.0 million Term B term loan facility maturing in seven years that will amortize on a basis of 1% annually during the seven-year term, and a $35.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2014 Credit Agreement are secured by substantially all of our assets as well as our subsidiaries’ assets. As of January 2, 2016, there were $0.4 million of letters of credit outstanding and $34.6 million available on the revolver.

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

The 2014 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2014 Credit Agreement), and will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2014 Credit Agreement. As of January 2, 2016, no such test is required as we have not exceeded 20% of our revolving capacity.

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

The face value of the 2014 Credit Agreement at the time of issuance was $200 million of which $0.5 million was repaid as a scheduled debt repayment in the fourth quarter of 2014. As of January 2, 2016, the face value of debt outstanding under the 2014 Credit Agreement was $197.5 million. There was a 1% discount, or $2.0 million, upon issuance of the debt under the 2014 Credit Agreement which we recorded as debt discount. The Company incurred issuance costs of $5.5 million, of which $3.8 million was paid directly to the lenders and classified as debt discount. The remainder of $1.7 million was reported as deferred financing costs in current assets and other assets.

At the time of the refinancing, we had $1.5 million recorded as discount presented net within the current and long-term portions of debt and $1.7 million recorded as deferred financing fees presented in current and other assets relating to the 2013 Credit Agreement. Of these debt issuance costs, $0.2 million of costs recorded as discount and $0.4 million of costs recorded as deferred financing fees were not written-off as one of the lenders in the 2014 Credit Agreement was also a lender in the 2013 Credit Agreement and for which we treated the 2014 refinancing as a modification. The remaining debt issuance costs relating to the 2013 Credit Agreement of $2.6 million were written-off as debt extinguishment costs, on the consolidated statement of operations for the year ended January 3, 2015.

At January 2, 2016, we had debt issuance costs of $5.0 million recorded as discount presented net within the current and long-term portions of debt and $1.7 million recorded as deferred financing fees presented in current and other assets relating to the 2014 Credit Agreement. These debt issuance costs are being amortized to interest expense, net, under the effective interest method on the consolidated statements of operations over the term of the 2014 Credit Agreement.

The contractual future maturities of long-term debt outstanding as of January 2, 2016, are as follows (excluding unamortized debt discount and deferred financing fees):

(in thousands)
2016	$2,000
2017	2,000
2018	2,000
2019	2,000
2020	2,000
Thereafter	187,500

Total	$197,500

See Note 20 for a discussion of events subsequent to January 2, 2016, regarding the level of outstanding indebtedness of the Company.

Interest expense, net consisted of the following:

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
(in thousands)
Long-term debt	$10,562	$4,841	$2,295
Debt fees	269	240	235
Amortization of deferred financing costs and debt discount	1,014	945	1,021
Interest income	(70)	(37)	(25)

Interest expense	11,775	5,989	3,526
Capitalized interest	(70)	(29)	(6)

Interest expense, net	$11,705	$5,960	$3,520

Estimated amortization expense of debt issuance costs is as follows for future fiscal years:

	Classified As
(in thousands)	Deferred Financing Costs	Original Issue Discount	Total
2016	$319	$781	$1,100
2017	329	820	1,149
2018	339	858	1,197
2019	313	899	1,212
2020	231	963	1,194
Thereafter	170	711	881

Total	$1,701	$5,032	$6,733

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

As of January 3, 2015, the fair value of our aluminum forward contracts was in a net liability position of approximately $491 thousand. We had 23 outstanding forward contracts for the purchase of 7.9 million pounds of aluminum at an average price of $0.90 per pound with maturity dates of between less than one month and 12 months through December 2015. We assessed our risk of non-performance of the Company on these contracts and recorded an immaterial adjustment to fair value as of January 3, 2015. The change in value of these aluminum forward contracts during 2015 is recognized in other expense, net, on the consolidated statement of operations for the year ended January 2, 2016, and totaled $0.4 million.

Although it is our intent to have our aluminum hedges qualify as highly effective for reporting purposes, for the year ended January 3, 2015, only 17 of our outstanding contracts during our first quarter ended March 29, 2014, qualified as effective. Since the end of our first quarter of 2014, all outstanding contracts did not qualify as effective. Effectiveness of aluminum forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. When a cash flow hedge becomes ineffective, and if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in accumulated other comprehensive loss remain in accumulated other comprehensive loss and are recognized in earnings in the period in which the hedged transaction affects earnings. The change in value of the aluminum forward contracts occurring after ineffectiveness is recognized in other expense, net, on the consolidated statement of operations for the year ended January 3, 2015, and totaled $0.2 million.

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

The fair value of our aluminum hedges and interest rate cap are classified in the accompanying consolidated balance sheets as follows (in thousands):

		January 3, 2015
Derivatives in a net asset (liability) position	Balance Sheet Location
Hedging instruments:
Aluminum forward contracts	Accrued liabilities	$(491)
Interest rate cap	Other current assets	2

Total hedging instruments		$(489)

The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive losses, net of tax, was $77 thousand as of January 3, 2015. The ending accumulated balance for the aluminum forward contracts and interest rate swaps included in accumulated other comprehensive losses, net of tax, was $0.7 million as of December 28, 2013.

The impact of the offsetting derivative instruments are depicted below (in thousands):

As of January 3, 2015
Gross Amounts not Offset
	Gross		Net
	Amounts of	Gross	Amounts of		Cash
	Recognized	Amounts	Recognized	Financial	Collateral	Net
	Assets	Offset	Assets	Instruments	Received	Amount
Interest rate caps	$2	$—	$2	$—	$—	$2

Gross Amounts not Offset
	Gross		Net
	Amounts of	Gross	Amounts of		Cash
	Recognized	Amounts	Recognized	Financial	Collateral	Net
	(Liabilities)	Offset	(Liabilities)	Instruments	Pledged	Amount
Aluminum forward contracts	$(491)	$—	$(491)	$—	$—	$(491)

The following represents the gains (losses) on derivative financial instruments for the years ended January 2, 2016, January 3, 2015, and December 28, 2013, and their classifications within the accompanying consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended				Year Ended
	January 2,	January 3,	December 28,		January 2,	January 3,	December 28,
	2016	2015	2013		2016	2015	2013
Aluminum contracts	$126	$346	$(761)	Cost of sales	$—	$(7)	$(145)
Interest rate swap	$—	$(558)	$(630)	Interest expense, net	$—	$—	$—
Interest rate swap	$—	$—	$—	Other expense, net	$—	$(1,188)	$—

				Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
					Year Ended
					January 2,	January 3,	December 28,
					2016	2015	2013
Aluminum contracts				Other expense, net	$(388)	$(221)	$(358)
Interest rate swap				Other expense, net	$—	$(314)	$—
Interest rate cap				Other expense, net	$—	$(27)	$—

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

During 2015, 2014, or 2013, we did not make any transfers between Level 1 and Level 2 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation:

	Fair Value Measurements
	Assets (Liabilities)
	January 3,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unbservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Aluminum forward contracts	$(491)	$—	$(491)	$—
Interest rate caps	2	—	2	—

	$(489)	$—	$(489)	$—

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

Fair Value of Financial Instruments

Our financial instruments, not including derivative financial instruments discussed in Note 9, include cash, accounts and notes receivable, and accounts payable, and accrued liabilities whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include long-term debt. The fair value of our long-term debt is based on debt with similar terms and characteristics and was approximately $192.5 million as of January 2, 2016, and $193.8 million as of January 3, 2015, both of which approximate carrying value as of those dates.

11. Income Taxes

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit (expense) allocated to continuing operations.

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended
	January 2,	January 3,	December 28,
	2016	2015	2013
Current:
Federal	$8,861	$6,346	$86
State	443	—	—

	9,304	6,346	86

Deferred:
Federal	4,893	2,379	(2,265)
State	1,100	950	(1,195)

	5,993	3,329	(3,460)

Income tax expense (benefit)	$15,297	$9,675	$(3,374)

The aggregate amount of income taxes included in the consolidated statements of operations and consolidated statements of shareholders’ equity are as follows (in thousands):

	Year Ended
	January 2,	January 3,	December 28,
	2016	2015	2013
Consolidated statements of income:
Income tax expense (benefit) relating to continuing operations	$15,297	$9,675	$(3,374)

Consolidated statements of shareholders’ equity:
Reversal of intraperiod tax allocation	$(1,595)	$—	$—
Income tax expense (benefit) relating to derivative financial instruments	$50	$431	$(437)
Income tax benefit relating to share-based compensation	$(3,840)	$(6,064)	$(396)

The reversal of intraperiod income tax allocation of $1.6 million in the year ended January 2, 2016 represents income tax expense previously classified within accumulated other comprehensive losses, relating to the intraperiod income taxes on our effective aluminum hedges, which we reversed in the second quarter of 2015 as the result of the culmination of our remaining cash flow hedges.

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Year Ended
	January 2,	January 3,	December 28,
	2016	2015	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.8%	3.8%	3.8%
Reversal of intraperiod tax allocation	4.1%	—	—
Domestic manufacturing deduction	(2.2)%	(2.1)%	—
Florida jobs credit	(2.0)%	—	—
Non-deductible acquisition costs	—	0.6%	—
Non-deductible secondary offering related expenses	—	—	1.8%
Change in valuation allowance on deferred tax assets	0.3%	—	(55.1)%
Non-deductible expenses	0.2%	—	0.2%
Other	0.2%	(0.2)%	(0.1)%

	39.4%	37.1%	(14.4)%

Our income tax benefit was $3.4 million for the year ended December 28, 2013, as we released our valuation allowances on deferred tax assets. We released our valuation allowance as we were no longer in a cumulative loss position and it was more likely than not that our deferred tax assets would be realized.

Excluding the effect of this item, our 2013 effective tax rate would have been 40.7%.

In connection with the acquisition of CGI, we recorded a net deferred tax liability of $5.5 million during the year ended January 3, 2015, as follows (in thousands):

Deferred tax assets (liabilities) relate to:	Current Estimate
Amortizable intangible assets	$(6,249)
Other indefinitie lived intangible assets	(7,366)
Property, plant and equipment	(242)
Net operating loss carryforwards	7,885
Other assets, net	500

Net deferred tax liability	$(5,472)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company early adopted ASU 2015-17 regarding balance sheet classification of deferred taxes. See note 3 for additional information. Significant components of our net deferred tax liability are as follows:

	January 2, 2016	January 3, 2015
	(in thousands)
Deferred tax assets:
State and federal net operating loss carryforwards	$4,735	$6,973
Goodwill	—	1,941
Compensation expense	2,735	2,773
Accrued warranty	1,643	1,280
AMT tax credits	—	574
Obsolete inventory and UNICAP adjustment	607	473
Derivative financial instruments	—	241
Other deferrals and accruals, net	682	66
Allowance for doubtful accounts	152	107
Transaction costs	261	—

Total deferred tax assets	10,815	14,428

Deferred tax liabilities:
Other indefinite lived intangible assets	(22,270)	(22,270)
Property, plant and equipment	(9,202)	(7,426)
Amortizable intangible assets	(4,361)	(5,058)
Goodwill	(619)	—
Deferred financing costs	(131)	(152)
Prepaid expenses	(126)	(318)

Total deferred tax liabilities	(36,709)	(35,224)

Total deferred tax liabilities, net	$(25,894)	$(20,796)

Regarding tax goodwill, the amount of goodwill deductible for tax purposes was $63.8 million at the time of the 2004 PGT acquisition, of which $5.4 million was unamortized as of January 3, 2015. This amount was fully amortized in the year ended January 2, 2016. We also acquired goodwill deductible for tax purposes in the CGI acquisition as the transaction was treated as an acquisition of stock for tax purposes. At the date of the acquisition, the amount of goodwill deductible for tax purposes from the CGI acquisition was $9.3 million. At the time of the acquisition, this goodwill is the same amount for both book and tax purposes and, therefore, no deferred tax asset or liability is recognized. As we amortize this goodwill for tax purposes over its remaining life, which was approximately 7.4 years at the time of the acquisition, we will recognize a deferred tax liability. The unamortized amount of this goodwill was $7.7 million and $8.9 million at January 2, 2016, and January 3, 2015, respectively.

Almost entirely composed of the net operating loss carryforwards acquired in the CGI acquisition, we estimate that we have $3.8 million of tax affected federal net operating loss carryforwards and $0.9 million of state operating loss carryforwards, as of January 2, 2016, expiring at various dates through 2027. Use of the net operating loss carryforwards acquired in the CGI acquisition is subject to annual limitations for federal tax purposes. However, we believe they will be fully utilized prior to expiration.

As the result of tax deductible compensation expense in excess of stock-based compensation expense recorded for book purposes relating to the exercise of stock options, concurrent with the full utilization of all of PGT’s regular net operating loss carry-forwards during 2013, for the years ended January 2, 2016, January 2, 2015, and December 28, 2013, we recognized $3.8 million, $6.1 million, and $0.4 million, respectively, of excess tax benefits (ETBs) in additional paid-in capital. Our policy with regard to providing for income tax expense when ETBs are utilized is to follow the “with-and-without” approach as described in ASC 740-20 and ASC 718 and include in the measurement the indirect effects of the excess tax deduction.

At January 2, 2016, we provided for a valuation allowance against net operating losses of nearly $0.2 million we have to carryforward in North Carolina as we concluded it is not more likely than not that we will realize the full benefit of the net operating losses before expiration. For financial reporting purposes, we classified this valuation allowance as a reduction of state and federal net operating loss carryforwards in the above table. We had no valuation allowance on deferred tax assets at January 3, 2015, as management’s assessment of our ability to realize our deferred tax assets is that it is more likely than not that we will generate sufficient future taxable income to realize all of our deferred tax assets.

The tax years 2011 to 2014 remain open for examination by the IRS due to net operating losses utilized in those tax years.

12. Commitments and Contingencies

Leases

We lease production equipment, vehicles, computer equipment, storage units and office equipment under operating leases expiring at various times through 2020. Lease expense was $2.3 million, $1.6 million and $1.3 million for the years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively. Future minimum lease commitments for non-cancelable operating leases are as follows at January 2, 2016 (in thousands):

2016	$2,116
2017	1,638
2018	253
2019	87
2020	60

Total	$4,154

Through the terms of certain of our leases, we have the option to purchase the leased equipment for cash in an amount equal to its then fair market value plus all applicable taxes.

Purchase Commitments

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If these programs were cancelled by us, as of January 2, 2016, we would be required to pay $3.6 million for various materials. During the years ended January 2, 2016, January 3, 2015, and December 28, 2013, we made purchases under these programs totaling $122.0 million, $108.7 million and $88.3 million, respectively.

At January 2, 2016, we had $0.4 million in standby letters of credit related to our worker’s compensation insurance coverage, and commitments to purchase equipment of $0.5 million.

Legal Proceedings

We are a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of those proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on our operations, financial position or cash flows.

13. Employee Benefit Plans

We have a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. We currently make matching contributions based on our operating results. During the years ended January 2, 2016, January 3, 2015, and December 28, 2013, there was an average matching contribution of up to 3%, in each year made at various times during the year. Company contributions and earnings thereon vest at the rate of 20% per year of service with us when at least 1,000 hours are worked within the Plan year. We recognized expenses of $0.7 million, $1.1 million and $1.2 million for the years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively.

14. Related Parties

In the ordinary course of business, we sell windows to Builders FirstSource, Inc., a company controlled by affiliates of JLL Partners, Inc. One of our directors, Floyd F. Sherman, is the president, chief executive officer, and a director of Builders FirstSource, Inc., and another, Brett Milgrim, is also a director. Total net sales to Builders FirstSource, Inc. were $7.9 million, $6.7 million and $5.1 million for the years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively. As of January 2, 2016, and January 3, 2015, there was $0.7 million and $0.9 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

15. Shareholders’ Equity

On October 28, 2015, the Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases will be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our 2016 Credit Agreement, and other relevant factors. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at the Company’s discretion, and the program may be suspended, terminated or modified at any time for any reason. No share repurchases had been consummated under this buyback program as of January 2, 2016.

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

There were 1,196,506 shares available for grant under the 2014 Plan at January 2, 2016.

2006 Plan

On June 5, 2006, we adopted the 2006 Equity Incentive Plan (the “2006 Plan”) whereby equity-based awards may be granted by the Board to eligible non-employee directors, selected officers and other employees, advisors and consultants of ours. On April 6, 2010, our stockholders approved the PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (the “Amended and Restated 2006 Equity Incentive Plan”). There were 541,863 shares available for grant under the 2006 Plan at December 28, 2013. With the adoption of the 2014 Plan effective on March 28, 2014, no further shares will be granted and, therefore, no shares are available under the 2006 Plan at January 3, 2015.

New Issuances

During 2015, we issued 241,702 shares of restricted stock awards to certain directors, executives and non-executive employees of the Company, all from the 2014 Plan. The restrictions on these awards lapse at various time periods through 2018 and had a weighted average fair value on the dates of the grants of $11.14 based on the NASDAQ market price of the common stock on the close of business on the day before the awards were granted. The final number of shares awarded under the issuance on March 4, 2015, is subject to adjustment based on the performance of the Company for the 2015 fiscal year and will become final upon filing of the Company’s Annual Report on Form 10-K for the year ended January 2, 2016.

The performance criteria, as defined in the share awards, provided for a graded awarding of shares based on the percentage by which the Company meets earnings before interest and taxes, as defined, in our 2015 business plan. The percentages, ranging from less than 80% to greater than 120%, provide for the awarding of shares ranging from 0% to 150% and only related to half of the initial March 4, 2015, issuance of 178,256 shares, or 89,128 shares. The remaining 89,128 shares from the March 4, 2014, issuance were not subject to adjustment based on any performance or other criteria. The grant date fair value of the March 4, 2014, award was $10.95.

During 2014, we issued 20,000 options to one non-executive employee of the Company. These options vest at various time periods through 2019 and have a weighted average exercise price of $11.81 based on the NASDAQ market price of the underlying common stock on the close of business on the day the options were granted and had a weighted average fair value of $5.37.

During 2014, we issued 212,393 shares of restricted stock awards to certain directors, executives and non-executive employees of the Company. The restrictions on these awards lapse at various time periods through 2017 and had a weighted average fair value on the dates of the grants of $10.82 based on the NASDAQ market price of the common stock on the close of business on the day before the awards were granted. Of the 212,393 shares of restricted stock issued, 74,555 shares were issued from the 2014 Plan and 137,838 shares were issued from the 2006 Plan. The final number of shares awarded under the issuance on March 4, 2014, from the 2006 Plan was subject to adjustment based on the performance of the Company for the 2014 fiscal year and became final upon filing of the Company’s Annual Report on Form 10-K for the year ended January 3, 2015, on March 19, 2015.

The performance criteria, as defined in the share awards, provides for a graded awarding of shares based on the percentage by which the Company met earnings before interest and taxes, as defined, in our 2014 business plan. The percentages, ranging from less than 80% to greater than 120%, provided for the awarding of shares ranging from 0% to 150% and only related to half of the initial March 4, 2014, issuance of 137,838 shares, or 68,919 shares. The remaining 68,919 shares from the March 4, 2014, issuance were not subject to adjustment based on any performance or other criteria. Based on the performance criteria as established in the award, 57.5%, or 39,626 shares were awarded resulting in a decrease of 29,293 in outstanding restricted shares awards. The grant date fair value of the March 4, 2014, award was $11.81.

During 2013, we issued 22,581 shares of restricted stock awards to certain board members and non-executive employees of the Company. The restrictions on these awards lapse at various time periods through 2016 and have a weighted average fair value on date of grant of $6.76 based on the NASDAQ market price of the common stock on the close of business on the day the awards were granted.

The compensation cost that was charged against income for stock compensation plans was $1.8 million, $1.2 million and $1.0 million, respectively, for the years ended January 2, 2016, January 3, 2015, and December 28, 2013, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. We recognized $3.8 million, $6.1 million, and $0.4 million in excess income tax benefits for share-based compensation in the years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 2006 Plan in the following years:

2015 and 2013: no options granted.

2014: dividend yield of 0%, expected volatility of 51.59%, risk-free interest rate of 1.54%,and expected life of 5 years

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

Stock Options

A summary of the status of our stock options as of January 2, 2016, and changes during the year then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life
Outstanding at January 3, 2015	4,219,665	$2.06
Granted	—	$—
Exercised	(1,033,750)	$2.12
Forfeited/Expired	(15,601)	$2.01

Outstanding at January 2, 2016	3,170,314	$2.04	4.3

Exercisable at January 2, 2016	3,131,314	$1.98	4.3

The following table summarizes information about employee stock options outstanding at January 2, 2016, (dollars in thousands, except per share amounts):

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value
$0.92	0.1 Years	91,881	$962	91,881	$962
$1.60-$2.31	4.2 Years	3,046,433	28,601	3,031,433	28,461
$2.59-$3.25	6.4 Years	12,000	98	4,000	33
$11.81	8.2 Years	20,000	—	4,000	—

		3,170,314	$29,661	3,131,314	$29,456

The weighted average fair value of options granted during January 3, 2015, was $5.37. There were no options granted during the year ended December 28, 2013. The aggregate intrinsic value of options outstanding and of options exercisable as of January 3, 2015, was $32.5 million and $24.3 million, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of December 28, 2013, was $41.8 million and $24.1 million, respectively. The total grant date fair value of options vested during the years ended January 2, 2016, January 3, 2015, and December 28, 2013, was $1.2 million, $1.3 million and $1.4 million, respectively.

For the year ended January 2, 2016, we received $2.2 million in proceeds from the exercise of 1,033,750 options for which we recognized $3.8 million in excess tax benefits through additional paid in capital. The aggregate intrinsic value of stock options exercised during the year ended January 2, 2016, was $10.8 million. For the year ended January 3, 2015, we received $1.7 million in proceeds from the exercise of 906,573 options for which we recognized $6.1 million in excess tax benefits through additional paid in capital. The aggregate intrinsic value of stock options exercised during the year ended January 3, 2015, was $7.9 million. For the year ended December 28, 2013, we received $3.6 million in proceeds from the exercise of 1,922,167 options for which we recognized $0.4 million in excess tax benefits through additional paid in capital. The aggregate intrinsic value of stock options exercised during the year ended December 28, 2013, was $14.1 million.

As of January 2, 2016, there was $39 thousand of unrecognized compensation cost related to non-vested stock option compensation arrangements granted which is expected to be recognized in earnings straight-line over a weighted average period of 2.1 years.

Restricted Share Awards

There were 241,702 restricted share awards granted in the year ended January 2, 2016, which will vest at various time periods through 2018. There were 212,393 restricted share awards granted in the year ended January 3, 2015, which were reduced by 29,293 shares based on performance criteria discussed above and which will vest at various time periods through 2017. There were 22,581 restricted shares awards granted in the year ended December 28, 2013, which vested during 2014.

A summary of the status of restricted share awards as of January 2, 2016, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding at January 3, 2015	183,100	$10.66
Granted	241,702	$11.14
Vested	(69,161)	$9.69
Forfeited/Expired/Performance adjustment	(12,763)	$11.22

Outstanding at January 2, 2016	342,878	$11.19

As of January 2, 2016, the remaining compensation cost related to non-vested share awards was $1.6 million which is expected to be recognized in earnings straight-line over a weighted average period of 1.5 years.

17. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss for 2015, 2014 and 2013:

	Aluminum
	Forward	Interest
(in thousands)	Contracts	Swap	Total
Balance at December 29, 2012	$(1,414)	$—	$(1,414)

Other comprehensive loss before reclassification	(761)	(630)	(1,391)
Amounts reclassified from other comprehensive loss	145	—	145
Tax effect	193	244	437

Net current-period other comprehensive loss	(423)	(386)	(809)

Balance at December 28, 2013	(1,837)	(386)	(2,223)

Other comprehensive income (loss) before reclassification	346	(558)	(212)
Amounts reclassified from other comprehensive loss	7	1,188	1,195
Tax effect	(187)	(244)	(431)

Net current-period other comprehensive income	166	386	552

Balance at January 3, 2015	(1,671)	—	(1,671)

Other comprehensive income loss before reclassification	126	—	126
Tax effect	(50)	—	(50)
Reclassification of income tax allocation	1,595	—	1,595

Net current-period other comprehensive income	1,671	—	1,671

Balance at January 2, 2016	$—	$—	$—

Reclassification out of accumulated other comprehensive loss for 2015, 2014, and 2013:

	Amounts Reclassified From Accumulated Other Comprehensive Loss
				Affected Line Item in Statement Where Net Income is Presented
	Year Ended
	January 2,	January 3,	December 28,
	2016	2015	2013
(in thousands)
Aluminum forward contracts	$126	$7	$145	Cost of sales
Tax effect	(50)	(3)	(56)	Tax expense
Interest rate swap	$—	$1,188	$—	Other expense, net
Tax effect	—	(461)	—	Tax expense
Income tax allocation	1,595	—	—	Tax expense

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

We operate as a single business that manufactures windows and doors. Our chief operating decision maker evaluates performance by reviewing a few major categories of product sales and then considering costs on a total company basis. Sales by product group are as follows:

	Year Ended
	January 2,	January 3,	December 28,
	2016	2015	2013
(in millions)
Product category:
Impact-resistant window and door products	$319.2	$240.3	$183.4
Non-impact window and door products	70.6	66.1	55.9

Total net sales	$389.8	$306.4	$239.3

19. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2015 and 2014 (in thousands, except per share amounts):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$95,301	$100,833	$100,668	$93,008
Gross profit	31,047	32,939	29,421	25,725
Net income	6,652	6,780	6,346	3,774
Net income per share – basic	$0.14	$0.14	$0.13	$0.08
Net income per share – diluted	$0.13	$0.13	$0.13	$0.07

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$62,724	$81,622	$77,320	$84,722
Gross profit	19,771	26,145	23,183	23,693
Net income	3,352	7,801	2,332	2,920
Net income per share – basic	$0.07	$0.17	$0.05	$0.06
Net income per share – diluted	$0.07	$0.16	$0.05	$0.06

Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share. Each of our fiscal quarters above consists of 13 weeks except for the fourth quarter of 2014, which consists of 14 weeks, and ended on the last Saturday of the period.

20. Subsequent Events

On February 16, 2016, we acquired WinDoor, provider of high-performance, impact-resistant windows and doors for five-star resorts, luxury high-rise condominiums, hotels and custom residential homes for approximately $100.3 million. WinDoor is now a wholly-owned subsidiary of PGT, Inc. The Company will allocate the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, property, plant and equipment, goodwill and certain identifiable intangible assets.

As part of the events surrounding this acquisition, we completed the refinancing of our 2014 Credit Agreement into a new, larger credit facility with a $270 million term loan and $40 million revolving credit facility (“2016 Credit Agreement”). We used the proceeds under the 2016 Credit Agreement to repay borrowings under the 2014 Credit Agreement, which at the time of the refinancing were $197.5 million, and to pay financing costs related to the refinancing. We used additional proceeds under the 2016 Credit Agreement, along with approximately $43 million of cash on hand, to fund the $100.3 million purchase price for WinDoor. The final purchase price is subject to finalization of the amount of net working capital as of the February 16, 2016 closing date, which we expect to complete in the near future.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act as of January 2, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of January 2, 2016, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We substantially completed the implementation of our new Enterprise Resource Planning System (“ERP”) by the end of 2015. The implementation of this ERP System has affected and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

We have evaluated the effectiveness of our internal control over financial reporting as of January 2, 2016. The evaluation was performed based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of January 2, 2016, has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements for the year ended January 2, 2016. KPMG LLP’s report on internal control over financial reporting is set forth below.

b. Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PGT, Inc.:

We have audited PGT, Inc. and subsidiaries’ internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PGT’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PGT, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PGT, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended January 2, 2016 and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida

March 11, 2016

Certified Public Accountants

c. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 2, 2016, covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2016 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2016 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2016 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is incorporated herein by reference.

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

(a)(1) See the index to consolidated financial statements and schedule provided in Item 8 for a list of the financial statements filed as part of this report.

(2) Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Period	Added in Acquisition	Costs and expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Year ended January 2, 2016	$306	$—	$43	$(13)	$336
Year ended January 3, 2015	$513	$85	$(216)	$(76)	$306
Year ended December 28, 2013	$516	$—	$29	$(32)	$513

(1)	Represents uncollectible accounts charged against the allowance for doubtful accounts, net of recoveries.

Allowance for Deferred Taxes	Balance at Beginning of Period	Deductions (1)	Balance at End of Period
	(in thousands)
Year ended December 28, 2013	$12,902	$(12,902)	$—

(1)	Reduction related to reversal of valuation allowance.

(3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.3	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1	Credit Agreement, dated February 16, 2016, among PGT, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 12, 2016, filed with the Securities and Exchange Commission on February 12, 2016, Registration No. 000-52059)

10.2	Supply Agreement, executed on January 24, 2014, by and between Keymark Corporation and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.3	Supply Agreement, executed on January 20, 2016, by and between PPG Industries, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 20, 2016, filed with the Securities and Exchange Commission on January 21, 2016, Registration No. 000-52059)

10.4	Supply Agreement, executed on December 17, 2014, by and between PGT Industries, Inc. and Kuraray America, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 17, 2014, filed with the Securities and Exchange Commission on December 18, 2014, Registration No. 000-52059)

10.5	Supply Agreement, executed on January 25, 2016, by and between, PGT Industries, Inc. and SAPA Extruder, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 25, 2016, filed with the Securities and Exchange Commission on January 25, 2016, Registration No. 000-52059)

10.6	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.7	Form of PGT, Inc. 2006 Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, and Bradley West (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.9	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.11	PGT, Inc. 2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Appendix A to Definitive Proxy Statement on Form DEF 14A dated March 28, 2014, filed with the Securities and Exchange Commission on April 2, 2014, Registration No. 000-52059)

Exhibit Number	Description

10.12	Supply Agreement, executed on December 3, 2014, by and between PGT Industries, Inc. and Quanex IG Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 3, 2014, filed with the Securities and Exchange Commission on December 4, 2014, Registration No. 000-52059)

10.13	Agreement and Plan of Merger, executed on July 25, 2015, with CGI Windows and Doors Holdings, Inc., and PGT Industries, Inc., and Cortec Group IV, L.P., solely in its capacity as the representatives of the equity holders of CGI (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 25, 2014, filed with the Securities and Exchange Commission on July 28, 2014, Registration No. 000-52059)

10.14	Supply Agreement, executed on April 29, 2014, by and between and PGT Industries, Inc. and Royal Group, Inc., for its Window & Door Profiles division (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2014, filed with the Securities and Exchange Commission on May 5, 2014, Registration No. 000-52059)

10.15	Stock Purchase Agreement, by and among PGT Industries, Inc., WinDoor, Incorporated, LTE, LLC, the Sellers identified therein and R. Frank Lukens Revocable Trust dated December 20, 2005, as the Representative, dated November 25, 2015 (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K dated November 25, 2015, filed with the Securities and Exchange Commission on November 30, 2015, Registration No. 000-52059).

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: March 11, 2016	/s/ Rodney Hershberger
Rodney Hershberger
Chairman and Chief Executive Officer

Date: March 11, 2016	/s/ Bradley West
Bradley West
Senior Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ Rodney Hershberger	Chairman and Chief Executive Officer (Principal Executive Officer and Director)	March 11, 2016
Rodney Hershberger

/s/ Jeffrey T. Jackson	President, Chief Operating Officer and Director	March 11, 2016
Jeffrey T. Jackson

/s/ Bradley West	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2016
Bradley West

/s/ Alexander R. Castaldi Alexander R. Castaldi	Director	March 11, 2016

/s/ Richard D. Feintuch	Director	March 11, 2016
Richard D. Feintuch

/s/ M. Joseph McHugh	Director	March 11, 2016
M. Joseph McHugh

/s/ Floyd F. Sherman	Director	March 11, 2016
Floyd F. Sherman

/s/ Brett N. Milgrim	Director	March 11, 2016
Brett N. Milgrim

/s/ William J. Morgan	Director	March 11, 2016
William J. Morgan

/s/ Sheree L. Bargabos	Director	March 11, 2016
Sheree L. Bargabos