Form 10-Q
period 2016-04-02
PGT, Inc.
filed 2016-05-09
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

Common Stock, $0.01 par value, 48,683,412 shares, as of May 4, 2016.

PGT, INC.

Form 10-Q for the Three Months Ended April 2, 2016

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended
	April 2,	April 4,
	2016	2015
	(unaudited)
Net sales	$100,206	$95,301
Cost of sales	70,223	64,254

Gross profit	29,983	31,047
Selling, general and administrative expenses	20,061	17,664

Income from operations	9,922	13,383
Interest expense, net	4,158	2,913
Debt extinguishment costs	3,431	—
Other expense, net	—	99

Income before income taxes	2,333	10,371
Income tax expense	854	3,719

Net income	$1,479	$6,652

Net income per common share:
Basic	$0.03	$0.14

Diluted	$0.03	$0.13

Weighted average shares outstanding:
Basic	48,694	47,721

Diluted	50,474	50,032

Comprehensive income	$1,479	$6,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 2,	January 2,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,704	$61,493
Accounts receivable, net	39,660	31,783
Inventories	29,252	23,053
Prepaid expenses	3,292	2,170
Other current assets	8,377	8,473

Total current assets	97,285	126,972
Property, plant and equipment, net	77,903	71,503
Trade name and other intangible assets, net	125,144	79,311
Goodwill	108,179	65,635
Other assets, net	639	607

Total assets	$409,150	$344,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,731	$19,578
Current portion of long-term debt	2,612	1,949

Total current liabilities	27,343	21,527
Long-term debt, less current portion	248,362	188,818
Deferred income taxes	25,894	25,894
Other liabilities	1,015	828

Total liabilities	302,614	237,067

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 51,452 and 51,146 shares issued and 48,682 and 48,806 shares outstanding at April 2, 2016 and January 2, 2016, respectively	515	511
Additional paid-in-capital	245,758	244,944
Accumulated deficit	(126,978)	(128,457)

Shareholders’ equity	119,295	116,998
Less: Treasury stock at cost	(12,759)	(10,037)

Total shareholders’ equity	106,536	106,961

Total liabilities and shareholders’ equity	$409,150	$344,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 2,	April 4,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net income	$1,479	$6,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,185	1,550
Amortization	1,267	818
Provision for allowance for doubtful accounts	40	22
Stock-based compensation	545	474
Amortization and write-off of deferred financing costs and debt discount	4,530	215
Derivative financial instruments	—	55
Deferred income taxes	—	22
Excess tax benefits on stock-based compensation	(233)	(470)
Loss (gain) on disposal of assets	(6)	9
Change in operating assets and liabilities (net of the effect of the acquisition):
Accounts receivable	(4,924)	(7,907)
Inventories	579	(1,301)
Prepaid expenses, other current and other assets	(113)	192
Accounts payable, accrued and other liabilities	558	9,902

Net cash provided by operating activities	5,907	10,233

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,662)	(3,952)
Business acquisition	(100,259)	—
Proceeds from sale of equipment	6	—

Net cash used in investing activities	(103,915)	(3,952)

Cash flows from financing activities:
Payments of long-term debt	(198,175)	(500)
Proceeds from issuance of long-term debt	261,030	—
Payments of financing costs	(7,178)	—
Purchases of treasury stock	(2,776)	(4)
Proceeds from exercise of stock options	85	35
Proceeds from issuance of common stock under employee stock purchase plan	8	—
Excess tax benefits on stock-based compensation	233	470
Other	(8)	(9)

Net cash provided by (used in) financing activities	53,219	(8)

Net increase (decrease) in cash and cash equivalents	(44,789)	6,273
Cash and cash equivalents at beginning of period	61,493	42,469

Cash and cash equivalents at end of period	$16,704	$48,742

Non-cash activity:
Earn-out contingency in accrued liabilities	$3,000	$—

Property, plant and equipment additions in accounts payable	$617	$225

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc., and its wholly-owned subsidiaries CGI Window and Holdings, Inc. (“CGI”), and WinDoor, Incorporated (collectively the “Company”), after elimination of intercompany accounts and transactions. Through PGT Industries, Inc., we purchased all of the issued and outstanding shares of common stock of WinDoor, Incorporated, a Florida corporation, and all of the issued and outstanding membership units of LTE, LLC, a Florida limited liability company (together with WinDoor Incorporated, “WinDoor”) effective on February 16, 2016 pursuant to a stock purchase agreement (“SPA”) by and among PGT Industries, Inc., and the sellers as identified in the SPA. As a result of the SPA, WinDoor became a wholly-owned subsidiary of PGT Industries, Inc. The fair value of consideration transferred in the acquisition was $103.3 million, including the estimated fair value of contingent consideration of $3.0 million, which has been preliminarily allocated to the net assets acquired and liabilities assumed as of the acquisition date, in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. For a more detailed discussion of this acquisition, see Note 6 herein.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended April 2, 2016, and April 4, 2015, consisted of 13 weeks.

The condensed consolidated balance sheet as of January 2, 2016, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of January 2, 2016, and the unaudited condensed consolidated financial statements as of and for the period ended April 2, 2016, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 2, 2016, included in the Company’s most recent Annual Report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments”. This guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments in a business combination. This guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. This ASU was effective for the Company on January 3, 2016. The adoption of this ASU did not have an impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” (ASU 2015-03) )which will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts (“original issue discount” or “OID”). The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This ASU is effective in financial statements issued for fiscal years beginning after December 15, 2015. In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which amends Subtopic 835-30 to add SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, regarding the SECs views of the classification of debt issuance costs relating to line-of-credit arrangements as deferred assets when no borrowings exist under the arrangement. We retrospectively adopted ASU 2015-03 in the interim period ended April 2, 2016, with respect to all deferred financing costs, lender fees and original issue discount, including those associated with the revolving credit portion of the 2016 Credit Agreement (see Note 8). The effect of this change did not have a material impact on the Company’s consolidated financial condition. The effects on the Company’s consolidated balance sheet as of January 2, 2016 relating to the reclassification of deferred financing costs is as follows (in thousands):

	Previously	As
	Reported	Reclassified
Other current assets	$8,490	$8,473

Total current assets	$126,989	$126,972

Other assets	$2,291	$607

Total assets	$345,729	$344,028

Current portion of long-term debt	$1,966	$1,949

Total current liabilities	$21,544	$21,527

Long-term debt, less current portion	$190,502	$188,818

Total liabilities	$238,768	$237,067

Total liabilities and shareholders’ equity	$345,729	$344,028

In June 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. We prospectively adopted ASU in the first quarter ended April 2, 2016. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In addition to the pronouncements presented below, see Note 3 to the consolidated financial statements included in our recently filed Annual Report on Form 10-K for the year ended January 2, 2016.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property, addressing issues raised by stakeholders and discussed by the Transition Resource Group. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. This new standard has the same effective date and transition requirements as ASU 2014-09. We are currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718)”. This update is intended to provide simplification of the accounting for share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for our fiscal year beginning January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which is an amendment to the new revenue recognition standard on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses implementation issues that were discussed by the Revenue Recognition TRG to clarify the principal versus agent assessment and lead to more consistent application. This new standard has the same effective date and transition requirements as ASU 2014-09. We are currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), “Simplifying the Transition to the Equity Method of Accounting”. This update eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) (“AOCI”) will be recognized through earnings. This update is effective for our fiscal year beginning January 1, 2017 with early adoption permitted. The adoption of this update is not expected to have a material impact on our financial condition, results of operations or cash flows.

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

During the three months ended April 2, 2016, we recorded warranty expense at a rate of approximately 2.32% of sales. This rate is in line with the 2.25% of sales accrued in the fourth quarter of 2015.

The following table summarizes: current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three months ended April 2, 2016, and April 4, 2015. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

The following provides information with respect to our warranty accrual:

	Beginning		Charged			End of
Accrued Warranty	of Period	Acquired	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended April 2, 2016	$4,237	$264	$2,328	$357	$(2,473)	$4,713
Three months ended April 4, 2015	$3,302	$—	$1,908	$189	$(1,791)	$3,608

NOTE 3. INVENTORIES

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited finished goods inventory since all products are custom, made-to-order and usually ship upon completion. Finished goods inventory costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inventories consisted of the following:

	April 2,	January 2,
	2016	2016
	(in thousands)
Raw materials	$24,913	$18,609
Work in progress	1,145	1,246
Finished goods	3,194	3,198

	$29,252	$23,053

NOTE 4. STOCK BASED-COMPENSATION

Exercises

For the three months ended April 2, 2016, there were 91,881 options exercised at a weighted average exercise price of $0.92 per share.

Issuance

On March 3, 2016, we granted 251,370 restricted stock awards to certain executives and non-executive employees of the Company. The restrictions on these stock awards lapse over time based solely on continued service. However, the quantity of restricted shares granted on half of these shares, or 125,685 shares, is fixed, whereas the quantity granted on the remaining half, or 125,685 shares, is subject to Company-specific performance criteria. The restricted stock awards have a fair value on date of grant of $9.23 per share based on the closing NASDAQ market price of the common stock on the day prior to day the awards were granted. Those restricted shares whose quantity is fixed vest in equal amounts over a three-year period on the first, second and third anniversary dates of the grant. Those restricted shares whose quantity is subject to Company performance criteria vest in equal amounts over a two-year period on the second and third anniversary dates of the grant.

The performance criteria, as defined in the share awards, provides for a graded awarding of shares based on the percentage by which the Company meets earnings before interest and taxes, as defined, in our 2016 business plan. The performance percentages, ranging from less than 80% to greater than 120%, provide for the awarding of shares ranging from no shares to 150% of the original amount of shares.

Stock Compensation Expense

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.5 million for the three months ended April 2, 2016 and $0.5 million for the three months ended April 4, 2015. As of April 2, 2016, and April 4, 2015, there was $3.1 million and $2.7 million, respectively, of total unrecognized compensation cost related to non-vested stock option agreements and restricted share awards. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.7 years at April 2, 2016, and 2.0 years at April 4, 2015.

NOTE 5. NET INCOME PER COMMON SHARE

Basic EPS is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Weighted average shares outstanding for the three months ended April 2, 2016, and April 4, 2015, excludes underlying options and restricted stock awards of 55 thousand and 20 thousand, respectively, because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended
	April 2,	April 4,
	2016	2015
	(in thousands, except per share amounts)
Net income	$1,479	$6,652

Weighted-average common shares - Basic	48,694	47,721
Add: Dilutive effect of stock compensation plans	1,780	2,311

Weighted-average common shares - Diluted	50,474	50,032

Net income per common share:
Basic	$0.03	$0.14

Diluted	$0.03	$0.13

NOTE 6. ACQUISITION

On February 16, 2016 (the “closing date”), we completed the acquisition of WinDoor which became a wholly-owned subsidiary of PGT Industries, Inc. The fair value of consideration transferred in the acquisition was $103.3 million, including the estimated fair value of contingent consideration of $3.0 million, which has been preliminarily allocated to the net assets acquired and liabilities assumed as of the acquisition date, in accordance with ASC 805, “Business Combinations”. The cash portion of the acquisition was financed with borrowings under the 2016 Credit Agreement, and with $43.5 million of cash on hand.

The estimated fair value of assets acquired and liabilities assumed as of the closing date, are as follows:

Current Estimate
Preliminary allocation:
Accounts and notes receivable	$3,882
Inventories	6,778
Prepaid expenses	246
Property and equipment	5,029
Intangible assets	47,100
Goodwill	42,544
Accounts payable and accrued liabilities	(2,320)

Purchase price	$103,259

Consideration:
Cash	$100,259
Earn-out contingency	3,000

Total fair value of consideration	$103,259

The fair value of working capital related items, such as accounts receivable, inventories, prepaids, and accounts payable and accrued liabilities, approximated their book values at the date of acquisition. The fair value of property and equipment and remaining useful lives were estimated by management, neither of which significantly differed from the net books values and remaining book lives of WinDoor’s property and equipment at the acquisition date. Valuations of the intangible assets (See Note 7) were valued using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs.

Acquisition costs totaling $0.9 million are included in selling, general, and administrative expenses on the condensed consolidated statement of operations for the three months ended April 2, 2016, and relate to legal expenses, representations and warranties insurance, diligence, and accounting services.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, was preliminarily determined to be $42.5 million, all of which is expected to be deductible for tax purposes, subject to the outcome of the earn-out contingency described below. Goodwill represents the increased value of the combined entity through additional sales channel opportunities as well as operational efficiencies. If our preliminary value of assets and liabilities changes, there will be an equal and offsetting change to the recorded goodwill.

The SPA provides for the potential for an earn-out contingency payment to sellers should WinDoor achieve a certain level of sales in the year ended December 31, 2016. Pursuant to the SPA, the Company is required to pay 5.9% of WinDoor’s sales in excess of $46.0 million for 2016 (including both the pre-acquisition and post-acquisition periods of 2016), up to a maximum sales amount of $51.0 million. The potential undiscounted amount of all future payments that could be required to be paid under the contingent earn-out consideration arrangement is between $0 and $3.0 million. We have recorded an earn-out contingency liability of $3.0 million, representing its estimated fair value using undiscounted cash flows, based on probability adjusted level of revenues with a range whose minimum is $51.0 million. Estimated sales is a significant input that is not observable in the market, which ASC 820 considers to be a Level 3 input. For tax purposes, contingent consideration does not become part of tax goodwill until paid. As such, the amount of goodwill deductible for tax purposes will not be finalized until the outcome of this earn-out contingency is known.

The SPA has a post-closing working capital calculation whereby we are required to prepare, and deliver to sellers, a final statement of purchase price, including our calculation of the amount we find net working capital to actually be as of the closing date. We finalized and delivered to sellers our calculation of closing date net working capital, as defined in the SPA. Pursuant to the SPA, sellers have 30 days to review our calculations and agree to our calculations by allowing the review period to expire, or dispute our calculations by delivering to us a notice of purchase price dispute within the 30-day period. As of the date of the filing of this Quarterly Report on Form 10-Q, we have not received a notice of dispute from sellers.

The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of the earliest period presented that does not include WinDoor’s actual results for the entire period. Pro forma results have been prepared by adjusting our historical results to include the results of WinDoor adjusted for the following: amortization expense related to the intangible assets arising from the acquisition and interest expense to reflect the 2016 Credit Agreement entered into in connection with the acquisition.

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

	Three Months Ended
	April 2,	April 4,
	2016	2015
	(in thousands, except per share amounts)
Pro Forma Results
Net sales	$102,667	$101,832

Net income	$134	$2,152

Net income per common share:
Basic	$0.00	$0.05

Diluted	$0.00	$0.04

NOTE 7. GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

Goodwill, trade names, and other intangible assets, net, are as follows:

			Initial
	April 2,	January 2,	Useful Life
	2016	2016	(in years)
	(in thousands)
Goodwill	$108,179	$65,635	indefinite

Trade names and other intangible assets:
Trade names	$75,841	$57,441	indefinite

Customer relationships	106,100	79,700	8-10
Developed technology	3,000	1,700	9-10
Non-compete agreement	1,600	600	2-5
Less: Accumulated amortization	(61,397)	(60,130)

Subtotal	49,303	21,870

Other intangible assets, net	$125,144	$79,311

Goodwill at January 2, 2016	$65,635
Increase in goodwill from allocation of WinDoor purchase price	42,544

Goodwill at April 2, 2016	$108,179

Tradenames at January 2, 2016	$57,441
Increase in tradenames from the acquisition of WinDoor	18,400

Tradenames at April 2, 2016	$75,841

NOTE 8. LONG-TERM DEBT

On February 16, 2016, we entered into a Credit Agreement (the “2016 Credit Agreement”), among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in six years that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of April 2, 2016, there were $0.4 million of letters of credit outstanding and $39.6 million available on the revolver.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the term loans and the revolving credit facility accrue interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin is 575 basis points in the case of LIBOR and 475 basis points in the case of the base rate. We will pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit.

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2016 Credit Agreement), and will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of April 2, 2016, no such test is required as we have not exceeded 20% of our revolving capacity.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable.

In connection with entering into the 2016 Credit Agreement, on February 16, 2016, we terminated our prior credit agreement, dated as of September 22, 2014, among PGT Industries, Inc., as the borrower, the Company, as guarantor, the lenders from time to time party thereto and DeutscheBank, as administrative agent and collateral agent (the “2014 Credit Agreement”). Along with cash on hand, proceeds from the term loan facility under the 2016 Credit Agreement were used to repay amounts outstanding under the 2014 Credit Agreement, acquire WinDoor, and pay certain fees and expenses.

The face value of the 2016 Credit Agreement at the time of issuance was $270 million of which $0.675 million was repaid as a scheduled debt repayment in the first quarter of 2016. As of April 2, 2016, the face value of debt outstanding under the 2016 Credit Agreement was $269.3 million. The Company incurred third-party fees and costs totaling $1.5 million, and additional lender fees and discount of $14.6 million.

The activity relating to third-party fees and costs, lender fees and discount for the three months ended April 2, 2016 are as follows. With our adoption of ASU 2015-03, all debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$6,733
Amortization expense through refinancing	(128)

At time of refinancing	6,605
Add: Fees, costs and OID relating to the 2016 Credit Agreement	16,148
Less: Debt extinguishment costs	(3,431)
Less: Third-party fees and cost classified within SG&A	(627)
Less: Amortization expense after refinancing	(344)

Total	$18,351

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of April 2, 2016, is as follows:

(in thousands)	Total
Remainder of 2016	$2,044
2017	2,864
2018	3,035
2019	3,221
2020	3,490
2021	3,281
2022	416

Total	$18,351

The contractual future maturities of long-term debt outstanding as of April 2, 2016, are as follows (at face value):

(in thousands)
Remainder of 2016	$2,025
2017	2,700
2018	2,700
2019	2,700
2020	2,700
2021	2,700
2022	253,800

Total	$269,325

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three months ended April 4, 2015. There was no activity for the three months ended April 2, 2016:

Aluminum
Three months ended April 4, 2015	Forward
(in thousands)	Contracts
Balance at January 3, 2015	$(1,671)

Amounts reclassified from accumulated other comprehensive loss	55
Tax effect	(22)

Net current-period other comprehensive income	33

Balance at April 4, 2015	$(1,638)

The following table shows the reclassification out of accumulated other comprehensive loss for the three months ended April 4, 2015. There was no activity for the three months ended April 2, 2016:

	Amounts Reclassified From Accumulated Other Comprehensive Loss
	Three Months Ended April 4, 2015	Affected Line Item in Statement Where Net Income is Presented
(in thousands)	Debit (Credit)
Aluminum forward contracts - effective portion	$55	Cost of sales
Tax effect	(22)	Tax expense

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

NOTE 11. INCOME TAXES

Income tax expense was $0.9 million for the three months ended April 2, 2016, compared with $3.7 million for the three months ended April 4, 2015. Our effective tax rate for the three months ended April 2, 2016, was 36.6%, and was 35.9% for the three months ended April 4, 2015. The effective tax rates in both periods were lower than our combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction.

NOTE 12. DERIVATIVES

The following represents the gains (losses) on derivative financial instruments for the three months ended April 4, 2015, and their classifications within the accompanying condensed consolidated statements of comprehensive income. There were no amounts recognized in or reclassified from accumulated OCI(L) for the three months ended April 2, 2016:

	Derivatives in Cash Flow Hedging Relationships
(in thousands)	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Three Months Ended	Three Months Ended
		April 4,	April 4,
		2015	2015
Aluminum contracts	Cost of sales	$(55)	$—
Aluminum contracts	Other expense, net	—	(99)

		$(55)	$(99)

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

During the three months ended April 2, 2016, or April 4, 2015, we did not make any transfers between Level 1 and Level 2 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts and notes receivable, and accounts payable, and accrued liabilities whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include long-term debt. The fair value of our long-term debt is based on debt with similar terms and characteristics and was approximately $254.5 million as of April 2, 2016, and $192.5 million as of January 2, 2016, both of which approximate face value, less term-loan lender fees and discount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended January 2, 2016, included in our most recent Form 10-K annual report as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Sales and Operations

On May 5, 2016, we issued a press release and held a conference call to review the results of operations for the three months ended April 2, 2016. During the call, we also discussed current market conditions and gave an update on the status of our acquisition of WinDoor. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks; we are neither updating nor confirming that information.

We are actively integrating WinDoor, our recently-acquired manufacturer of high-performance doors and windows in Orlando, Florida, and its nearly 200 employees into the PGT family. With the acquisition of WinDoor, we successfully refinanced our credit agreement into a larger, $270 million term loan with a $40 million revolving credit facility.

With regard to our results, we delivered a record $100 million-plus sales first quarter, which represented a 5.1% increase from the first quarter of 2015, despite soft market conditions that persisted during the entire quarter. First quarter 2016 sales, which is typically our slowest quarter, produced organic growth, but was supplemented by $4.1 million of sales from our WinDoor acquisition. Sales in our primary market of Florida represented 90% of total net sales during the first quarter of 2016. Impact product sales represented 81% of total net sales in the 2016 first quarter.

Gross margin decreased $1.0 million, or 3.4%, in the first quarter of 2016, as compared to last year’s first quarter. As a percent of net sales, gross margin was 29.9%, compared to 32.6% last year. During the quarter, we continued to staff our direct labor in anticipation of the upcoming repair and remodeling season. While this lead to some labor inefficiencies, which pressured gross margin in the 2016 first quarter compared to last year, we believe it positions us for a strong second quarter of 2016. We also incurred added costs from running two parallel systems as we continue to finalize our Enterprise Reporting System.

Selling, general and administrative expenses as a percent of net sales were 20.0% in the first quarter of 2016, compared to 18.5% in the first quarter of 2015. First quarter 2016 selling, general and administrative expenses includes $1.2 million of expenses relating to the acquisition of WinDoor and product line wind-down costs. Selling, general and administrative expenses also increased nearly $0.5 million due to additional amortization expense on the amortizable intangibles acquired in the WinDoor acquisition. Excluding these expenses, selling, general and administrative expenses as a percentage of sales was flat. Although we continue to have strong leverage in this category as the result of the recent trend of sales increases, selling, general and administrative expenses in 2016 are beginning to be affected by increased depreciation due to our higher levels of capital expenditures, and by amortization due to the intangibles acquired in the WinDoor acquisition.

Single-family housing starts in Florida have been strong, and have increased 29 percent in the first quarter of 2016. After lower seasonal sales in the first quarter, rebounding sales, which typically begins late in the first quarter, are expected to result in higher quarterly EBITDA margins for the remainder of the year. As a result, the Company expects that, for the second quarter, sales will range from $122 to $125 million and EBITDA margin will be 16.5 to 17.0 percent. For the full year, the Company continues to estimate sales ranging between $460 and $475 million, representing an increase of between 18 and 22 percent, and consolidated adjusted EBITDA of between $80 and $90 million.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of comprehensive income as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	April 2,		April 4,
	2016		2015
	(unaudited)
Net sales	$100,206	100.0%	$95,301	100.0%
Cost of sales	70,223	70.1%	64,254	67.4%

Gross profit	29,983	29.9%	31,047	32.6%
Selling, general and administrative expenses	20,061	20.0%	17,664	18.5%

Income from operations	9,922	9.9%	13,383	14.0%
Interest expense, net	4,158	4.1%	2,913	3.1%
Debt extinguishment costs	3,431	3.4%	—	0.0%
Other expense, net	—	0.0%	99	0.1%

Income before income taxes	2,333	2.3%	10,371	10.9%
Income tax expense	854	0.9%	3,719	3.9%

Net income	$1,479	1.5%	$6,652	7.0%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 2, 2016 AND APRIL 4, 2015

The following table represents total sales by product category for the three months ended April 2, 2016, and April 4, 2015 (in millions):

	Three Months Ended
	April 2, 2016		April 4, 2015
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant windows and door products	$81.6	81.4%	$76.8	80.6%	6.3%
Non-Impact window and door products	18.6	18.6%	18.5	19.4%	0.5%

Total net sales	$100.2	100.0%	$95.3	100.0%	5.1%

Net sales of impact-resistant window and door products were $81.6 million for the first quarter of 2016, an increase of $4.8 million, or 6.3%, from $76.8 million in net sales for the first quarter of 2015. Included in sales of our impact-resistant window and door products were $58.9 million of aluminum impact sales, a decrease of $0.3 million, or 0.5%, and $22.7 million of vinyl impact sales, an increase of $5.1 million, or 28.9%.

Net sales of other window and door products were $18.6 million for the first quarter of 2016, an increase of $0.1 million, or 0.5%, from $18.5 million in net sales for the 2015 First quarter.

Gross profit and gross margin

Gross profit was $30.0 million in the first quarter of 2016, a decrease of $1.0 million, or 3.4%, from $31.0 million in the 2015 first quarter. The gross margin percentage was 29.9% in the first quarter of 2016, compared to 32.6% in the prior year first quarter, a decrease of 2.7%. The decrease in gross margin was the result of first quarter 2016 investing in additional headcount in anticipation of our second quarter repair and remodeling season, which resulted in labor inefficiencies compared to the 2015 first quarter, impacting gross margin by 1.8%. Gross margin was further impacted by 0.7% as the result of added costs relating to running two parallel systems as we continue to finalize our Enterprise Resource Planning system, and by 0.6% due to higher depreciation on higher capital spending. These decreases were partially offset by the benefit of lower material prices in the first quarter of 2016 versus last year, which benefitted gross margin by 0.4%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $20.1 million in the first quarter of 2016, an increase of $2.4 million, or 13.6%, from $17.7 million in the 2015 first quarter. As a percentage of sales, these costs increased to 20.0%, an increase of 1.5%, from 18.5% from the first quarter of 2015. Selling, general, and administrative expenses in the first quarter of 2016 includes intangible amortization of $1.3 million, related to our acquisition of intangibles from both WinDoor and CGI. Selling, general and administrative expenses in the first quarter of 2016 includes $1.2 million of expenses relating to the acquisition of WinDoor and for product wind-down costs. Excluding these costs, the increase in selling, general and administrative expenses was primarily related to an increase in depreciation on higher capital expenditures, an increase in amortization due to the addition of the WinDoor’s amortizable intangible assets in the acquisition, and from an increase in distribution costs on higher sales.

Interest expense, net

Interest expense was $4.2 million in the first quarter of 2016, an increase of $1.3 million, from $2.9 million in the prior year first quarter. During 2016, concurrent with the acquisition of WinDoor in the middle of the first quarter of 2016, we refinanced our then existing credit agreement into the 2016 Credit Agreement, a $270 million senior secured credit facility, which increased our outstanding debt balance to $270 million, up from $197.5 million at the end of 2015. The increase in interest expense was due primarily to the increase in outstanding debt under the new credit facility and resulting increase in average outstanding debt balance during the first quarter of 2016, compared to the first quarter of 2015.

Debt extinguishment costs

Debt extinguishment costs were $3.4 million in the first quarter of 2016. These costs related to the write-off of deferred financing costs and debt discount in connection with entering into the 2016 Credit Agreement effective on February 16, 2016, which resulted in certain then existing lenders exiting the facility, and certain continuing lenders being considered debt extinguishments in the refinancing. This resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders.

Other expense, net

Other expense, net, was $0.1 million in the 2015 first quarter. The amount in the three months ended April 4, 2015 relates to the ineffective portions of our aluminum hedges.

Income tax expense

Our income tax expense was $0.9 million for the first quarter of 2016, compared with $3.7 million for the first quarter of 2015. Our effective tax rate for the first quarter of 2016 was 36.6%, and was 35.9% for the first quarter of 2015. The effective tax rates in both periods were lower than our combined statutory federal and state tax rate of 38.8% as the result of the estimated impact of the section 199 domestic manufacturing deduction.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first three months of 2016 was $5.9 million, compared to $10.2 million in the first three months of 2015.

Direct cash flows from operations for the first three months of 2016 and 2015 are as follows:

	Direct Operating Cash Flows
	Three Months Ended
	April 2,	April 4,
(in millions)	2016	2015
Collections from customers	$96.7	$89.7
Other collections of cash	1.6	1.1
Disbursements to vendors	(58.8)	(51.8)
Personnel related disbursements	(29.9)	(26.1)
Debt service payments	(3.7)	(2.7)

Cash from operations	$5.9	$10.2

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 33 days at April 2, 2016, compared to 30 days at April 4, 2015. DSO’s at April 2, 2016 were affected by certain large projects by CGI, which have longer payment terms.

Inventory on hand as of April 2, 2016, was $29.3 million, compared to $23.1 million at January 2, 2016, an increase of $6.2 million. The increase in inventory was due primarily to the acquisition of WinDoor.

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

Investing activities. Cash used in investing activities was $103.9 million for the first three months of 2016, compared to cash used in investing activities of $4.0 million for the first three months of 2015. We used $100.3 million of cash in the first quarter of 2016 to acquire WinDoor. Excluding cash used to acquire WinDoor, there was a decrease in cash used in investing activities due to a decrease in capital expenditures of $0.3 million, which went from $4.0 million in the first quarter of 2015, to $3.7 million in the first quarter of 2016.

Financing activities. Cash provided by financing activities was $53.2 million in the first three months of 2016, compared to cash used in financing activities of $8 thousand in the first three months of 2015, an increase in cash provided of $53.2 million. Cash used for repayments of long-term debt in the first three months of 2016 compared to the first three months of 2015 increased $197.7 million, as the result of the February 2016 refinancing and contemporaneous pay-down of our then existing credit facility. The February 2016 refinancing resulted in $261.0 million in proceeds from the issuance of long-term debt. In addition, there were payments of financing costs of $7.2 million related to the refinancing. Purchases of treasury stock were $2.8 million in the first three months of 2016 versus just $4 thousand in the first three months of 2015, a decrease in cash used of $2.8 million. Proceeds from the exercises of stock options and issuances of common stock under our new employee stock purchase plan were $0.1 million higher, and there was a decrease in tax benefits from option exercises of $0.2 million.

Capital Resources and Debt Covenant. The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to EBITDA, each as defined in the 2016 Credit Agreement), and is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of April 2, 2016, no test is required as we have not exceeded 20% of our revolving capacity, and this covenant does not become effective until the first full quarter in 2016 after the date of the refinancing. During 2016, the maximum permitted total net leverage ratio as stated in the 2016 Credit agreement is 4.50:1. We believe that our total net leverage ratio during 2016 will be in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of April 2, 2016, we were in compliance with all affirmative and restrictive covenants.

On February 16, 2016, we entered into the 2016 Credit Agreement, among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in six years that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of April 2, 2016, there were $0.4 million of letters of credit outstanding and $39.6 million available on the revolver.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the term loans and the revolving credit facility accrue interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin is 575 basis points in the case of LIBOR and 475 basis points in the case of the base rate. We pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit.

The face value of the 2016 Credit Agreement at the time of issuance was $270 million of which $0.675 million was repaid as a scheduled debt repayment in the first quarter of 2016. As of April 2, 2016, the face value of debt outstanding under the 2016 Credit Agreement was $269.3 million. The Company incurred third-party fees and costs totaling $1.5 million, and additional lender fees and discount of $14.6 million.

The activity relating to third-party fees and costs, lender fees and discount for the three months ended April 2, 2016 are as follows. With our adoption of ASU 2015-03, all debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$6,733
Amortization through refinancing	(128)

At time of refinancing	6,605
Add: Fees, costs and OID relating to the 2016 Credit Agreement	16,148
Less: Debt extinguishment costs	(3,431)
Less: Third-party fees and cost classified within SG&A	(627)
Less: Amortization expense after refinancing	(344)

Total	$18,351

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of April 2, 2016, is as follows:

(in thousands)	Total
Remainder of 2016	$2,044
2017	2,864
2018	3,035
2019	3,221
2020	3,490
2021	3,281
2022	416

Total	$18,351

The contractual future maturities of long-term debt outstanding as of April 2, 2016, are as follows (at face value):

(in thousands)
Remainder of 2016	$2,025
2017	2,700
2018	2,700
2019	2,700
2020	2,700
2021	2,700
2022	253,800

Total	$269,325

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first three months of 2016, capital expenditures were $3.7 million, compared to $4.0 million for the first three months of 2015. In 2016, we expect to spend approximately $18-$20 million on capital expenditures, primarily including machinery and equipment, and distribution equipment such as tractors and trailers.

Share Repurchase Program. On October 28, 2015, the Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases are made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our 2016 Credit Agreement, and other relevant factors. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at the Company’s discretion, and the program may be suspended, terminated or modified at any time for any reason. During the three months ended April 2, 2016, we made repurchases of 288,183 shares of our common stock at a total cost of $2.7 million. During the remainder of 2016, we may continue to make opportunistic repurchases of our common stock as we see fit.

Contractual Obligations

Other than described below, there have been no significant changes to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 2, 2016.

To cover its needs for aluminum, during the first three months of 2016, the Company has entered into contracts for future purchases of aluminum with two U.S. vendors of aluminum extrusion. At April 2, 2016, these contracts run through December 2016, and are for a total of 10.2 million pounds of aluminum at an average, delivered price of $0.87 per pound. This average price per pound includes components for the LME and Midwest premium, excluding conversion costs, and represents a contractual commitment totaling $8.9 million as of April 2, 2016.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended January 2, 2016. There have been no changes to our critical accounting policies during the first three months of 2016.

Recently Issued Accounting Standards

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property, addressing issues raised by stakeholders and discussed by the Transition Resource Group. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. This new standard has the same effective date and transition requirements as ASU 2014-09. We are currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718)”. This update is intended to provide simplification of the accounting for share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for our fiscal year beginning January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which is an amendment to the new revenue recognition standard on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses implementation issues that were discussed by the Revenue Recognition TRG to clarify the principal versus agent assessment and lead to more consistent application. This new standard has the same effective date and transition requirements as ASU 2014-09. We are currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), “Simplifying the Transition to the Equity Method of Accounting”. This update eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) (“AOCI”) will be recognized through earnings. This update is effective for our fiscal year beginning January 1, 2017 with early adoption permitted. The adoption of this update is not expected to have a material impact on our financial condition, results of operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at April 2, 2016 of $269.3 million, a 100 basis point increase above the interest rate floor of 100 basis points would result in approximately $2.7 million of additional interest costs annually.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” of our Form 10-K annual report for the year ended January 2, 2016, which could materially affect our business, financial condition, or future results.

Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity

On October 28, 2015, our Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases are made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our 2016 Credit Agreement, and other relevant factors. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at the Company’s discretion, and the program may be suspended, terminated or modified at any time for any reason.

The following table presents information regarding the total number of shares repurchased, average price paid per share, the number of shares repurchased under the program, and maximum approximate dollar value of shares that may yet be purchased under the plan, by month for the three month period ended April 2, 2016:

		Purchases of Equity Securities
Period	Beginning and Ending Dates	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs at End of Period (in millions)
January 2016	January 3 to January 30	238,756	$9.5148	238,756	$17.7
February 2016	January 31 to February 27	—	—	—	$17.7
March 2016	February 28 to April 2	55,089	$9.0055	49,427	$17.3

		293,845		288,183

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following items are attached or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010 , Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.3	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1	Credit Agreement, dated February 16, 2016, among PGT, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent, Swing Line Lender, and Letter of Credit Issuer. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 16, 2016, filed with the Securities and Exchange Commission on February 17, 2016, Registration No. 000-52059)

10.2	Supply Agreement, executed on January 24, 2014, by and between Keymark Corporation and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.3	Supply Agreement, executed on January 20, 2016, by and between PPG Industries, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 20, 2016, filed with the Securities and Exchange Commission on January 21, 2016, Registration No. 000-52059)

10.4	Supply Agreement, executed on December 17, 2014, by and between PGT Industries, Inc. and Kuraray America, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 17, 2014, filed with the Securities and Exchange Commission on December 18, 2014, Registration No. 000-52059)

10.5	Supply Agreement, executed on January 25, 2016, by and between, PGT Industries, Inc. and SAPA Extruder, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 25, 2016, filed with the Securities and Exchange Commission on January 25, 2016, Registration No. 000-52059)

10.6	PGT, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.7	Form of PGT, Inc. 2006 Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, Mario Ferrucci III, and Bradley West (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.9	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.10	Form of PGT, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.11	PGT, Inc. 2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Appendix A to Definitive Proxy Statement on Form DEF 14A dated March 28, 2014, filed with the Securities and Exchange Commission on April 2, 2014)

10.12	Supply Agreement, executed on December 3, 2014, by and between PGT Industries, Inc. and Quanex IG Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 3, 2014, filed with the Securities and Exchange Commission on December 4, 2014, Registration No. 000-52059)

10.13	Agreement and Plan of Merger, executed on July 25, 2014, with CGI Windows and Doors Holdings, Inc., and PGT Industries, Inc., and Cortec Group IV, L.P., solely in its capacity as the representatives of the equity holders of CGI (incorporated herein by reference to Exhibit 10.1 to Current Report For 8-K dated July 25, 2014, filed with the Securities and Exchange Commission on July 28, 2014, Registration No. 000-52059)

10.14	Supply Agreement, executed on April 29, 2014, by and between and PGT Industries, Inc. and Royal Group, Inc., for its Window & Door Profiles division (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2014, filed with the Securities and Exchange Commission on May 5, 2014, Registration No. 000-52059)

10.15	Stock Purchase Agreement, by and among PGT Industries, Inc., WinDoor, Incorporated, LTE, LLC, the Sellers identified therein, and R. Frank Lukens Revocable Trust dated December 20, 2005, as Representative, dated November 25, 2015 (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K dated November 25, 2015, filed with the Securities and Exchange Commission on November 30, 2015, Registration No. 000-52059)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: May 9, 2016	/s/ Bradley West
Bradley West
Senior Vice President and Chief Financial Officer