Form 10-Q
period 2016-07-02
PGT, Inc.
filed 2016-08-04
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

Common Stock, $0.01 par value, 48,945,966 shares, as of August 3, 2016.

PGT, INC.

Form 10-Q for the Three and Six Months Ended July 2, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net sales	$119,033	$100,833	$219,239	$196,134
Cost of sales	81,563	67,894	151,786	132,148

Gross profit	37,470	32,939	67,453	63,986
Selling, general and administrative expenses	20,615	16,776	40,676	34,440

Income from operations	16,855	16,163	26,777	29,546
Interest expense, net	5,282	2,940	9,440	5,853
Debt extinguishment costs	—	—	3,431	—
Other expense, net	—	127	—	226

Income before income taxes	11,573	13,096	13,906	23,467
Income tax expense	4,223	6,316	5,077	10,035

Net income	$7,350	$6,780	$8,829	$13,432

Net income per common share:
Basic	$0.15	$0.14	$0.18	$0.28

Diluted	$0.15	$0.13	$0.17	$0.27

Weighted average shares outstanding:
Basic	48,710	48,077	48,702	47,899

Diluted	50,473	50,283	50,465	50,155

Comprehensive income	$7,350	$8,418	$8,829	$15,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	July 2,	January 2,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,506	$61,493
Accounts receivable, net	46,179	31,783
Inventories	30,397	23,053
Prepaid expenses	2,328	2,170
Other current assets	5,352	8,473

Total current assets	113,762	126,972
Property, plant and equipment, net	79,740	71,503
Intangible assets, net	123,533	79,311
Goodwill	108,179	65,635
Other assets, net	751	607

Total assets	$425,965	$344,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$33,177	$19,578
Current portion of long-term debt	2,613	1,949

Total current liabilities	35,790	21,527
Long-term debt, less current portion	248,357	188,818
Deferred income taxes, net	25,894	25,894
Other liabilities	1,131	828

Total liabilities	311,172	237,067

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 51,521 and 51,146 shares issued and 48,745 and 48,806 shares outstanding at July 2, 2016 and January 2, 2016, respectively	515	511
Additional paid-in-capital	246,665	244,944
Accumulated deficit	(119,628)	(128,457)

Shareholders’ equity	127,552	116,998
Less: Treasury stock at cost	(12,759)	(10,037)

Total shareholders’ equity	114,793	106,961

Total liabilities and shareholders’ equity	$425,965	$344,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 2,	July 4,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net income	$8,829	$13,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,540	3,242
Amortization	2,878	1,683
Provision for (recovery on) allowance for doubtful accounts	25	(230)
Stock-based compensation	1,147	932
Amortization and write-off of deferred financing costs and debt discount	5,201	479
Derivative financial instruments	—	126
Deferred income taxes	—	50
Excess tax benefits on stock-based compensation	(464)	(3,544)
(Gain) loss on disposal of assets	(6)	9
Change in operating assets and liabilities (net of the effect of the acquisition):
Accounts receivable	(11,904)	(12,526)
Inventories	(566)	(3,512)
Prepaid expenses, other current and other assets	2,927	(1,085)
Accounts payable, accrued and other liabilities	10,991	10,706

Net cash provided by operating activities	23,598	9,762

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,176)	(8,844)
Business acquisition	(100,259)	—
Proceeds from sale of equipment	6	—

Net cash used in investing activities	(108,429)	(8,844)

Cash flows from financing activities:
Payments of long-term debt	(198,850)	(1,000)
Proceeds from issuance of long-term debt	261,030	—
Payments of financing costs	(7,178)	—
Purchases of treasury stock	(2,776)	(4)
Proceeds from exercise of stock options	152	1,576
Proceeds from issuance of common stock under employee stock purchase plan	17	—
Excess tax benefits on stock-based compensation	464	3,544
Other	(15)	(16)

Net cash provided by financing activities	52,844	4,100

Net (decrease) increase in cash and cash equivalents	(31,987)	5,018
Cash and cash equivalents at beginning of period	61,493	42,469

Cash and cash equivalents at end of period	$29,506	$47,487

Non-cash activity:
Earn-out contingency in accrued liabilities	$3,000	$—

Property, plant and equipment additions in accounts payable	$428	$273

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

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended July 2, 2016, and July 4, 2015, consisted of 13 weeks.

The condensed consolidated balance sheet as of January 2, 2016, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of January 2, 2016, and the unaudited condensed consolidated financial statements as of and for the periods ended July 2, 2016, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 2, 2016, included in the Company’s most recent Annual Report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments”. This guidance eliminates the requirement to revise prior period financial statements for measurement period adjustments in a business combination. This guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. This ASU was effective for the Company on January 3, 2016. The adoption of this ASU did not have an impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” (ASU 2015-03) which will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts (“original issue discount” or “OID”). The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This ASU is effective in financial statements issued for fiscal years beginning after December 15, 2015. In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which amends Subtopic 835-30 to add SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, regarding the SECs views of the classification of debt issuance costs relating to line-of-credit arrangements as deferred assets when no borrowings exist under the arrangement. We retrospectively adopted ASU 2015-03 in the interim period ended April 2, 2016, with respect to all deferred financing costs, lender fees and original issue discount, including those associated with the revolving credit portion of the 2016 Credit Agreement (see Note 8). The effect of this change did not have a material impact on the Company’s consolidated financial condition. The effects on the Company’s consolidated balance sheet as of January 2, 2016 relating to the reclassification of deferred financing costs is as follows (in thousands):

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

In June 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. We prospectively adopted ASU 2014-12 in the first quarter ended April 2, 2016. The adoption of this ASU did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In addition to the pronouncements presented below, see Note 3 to the consolidated financial statements included in our recently filed Annual Report on Form 10-K for the year ended January 2, 2016.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. This update is effective for our fiscal year beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2016-13 also applies to employee benefit plan accounting, with an effective date of fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements, footnote disclosures and employee benefit plan accounting.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. ASU 2016-12 clarifies certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. This new standard has the same effective date and transition requirements as ASU 2014-09, which is the first quarter of 2018. We are currently evaluating the impact of adopting this guidance.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property, addressing issues raised by stakeholders and discussed by the Transition Resource Group. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. This new standard has the same effective date and transition requirements as ASU 2014-09, which is the first quarter of 2018. We are currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718)”. This update is intended to provide simplification of the accounting for share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for our fiscal year beginning January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which is an amendment to the new revenue recognition standard on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses implementation issues that were discussed by the Revenue Recognition TRG to clarify the principal versus agent assessment and lead to more consistent application. This new standard has the same effective date and transition requirements as ASU 2014-09, which is the first quarter of 2018. We are currently evaluating the impact of adopting this guidance.

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

During the three months ended July 2, 2016, we recorded warranty expense at a rate of approximately 2.44% of sales. This rate is slightly higher, but in line with the 2.32% of sales accrued in the first quarter of 2016.

The following table summarizes: current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three and six months ended July 2, 2016, and July 4, 2015. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

The following provides information with respect to our warranty accrual:

	Beginning		Charged to			End of
Accrued Warranty	of Period	Acquired	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended July 2, 2016	$4,713	$—	$2,908	$413	$(2,931)	$5,103
Three months ended July 4, 2015	$3,608	$—	$2,268	$58	$(1,857)	$4,077
Six months ended July 2, 2016	$4,237	$264	$5,236	$770	$(5,404)	$5,103
Six months ended July 4, 2015	$3,302	$—	$4,176	$247	$(3,648)	$4,077

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

	July 2,	January 2,
	2016	2016
	(in thousands)
Raw materials	$24,655	$18,609
Work in progress	1,419	1,246
Finished goods	4,323	3,198

	$30,397	$23,053

NOTE 4. STOCK BASED-COMPENSATION

Exercises

For the three months ended July 2, 2016, there were 31,200 options exercised at a weighted average exercise price of $2.15 per share. For the six months ended July 2, 2016, there were 123,081 options exercised at a weighted average exercise price of $1.23 per share.

Issuance

On March 3, 2016, we granted 251,370 restricted stock awards to certain executives and non-executive employees of the Company. The restrictions on these stock awards lapse over time based solely on continued service. However, the quantity of restricted shares granted on half of these shares, or 125,685 shares, is fixed, whereas the quantity granted on the remaining half, or 125,685 shares, is subject to Company-specific performance criteria. The restricted stock awards have a fair value on date of grant of $9.23 per share based on the closing NASDAQ market price of the common stock on the day prior to the day the awards were granted. Those restricted shares whose quantity is fixed vest in equal amounts over a three-year period on the first, second and third anniversary dates of the grant. Those restricted shares whose quantity is subject to Company performance criteria vest in equal amounts over a two-year period on the second and third anniversary dates of the grant.

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

On May 20, 2016, we granted 39,004 restricted stock awards to the seven non-management members of the board of directors of the Company relating to their annual compensation for service on the board. The restricted stock awards have a fair value on date of grant of $10.32 per share based on the closing NASDAQ market price of the common stock on the day prior to the day the awards were granted. The restrictions on these stock awards lapse based solely on continued service on the first anniversary date of the grant.

Stock Compensation Expense

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.6 million for the three months ended July 2, 2016 and $0.5 million for the three months ended July 4, 2015. We recorded compensation expense for stock based awards of $1.1 million for the six months ended July 2, 2016 and $0.9 million for the six months ended July 4, 2015. As of July 2, 2016, and July 4, 2015, there was $2.7 million and $2.2 million, respectively, of total unrecognized compensation cost related primarily to restricted share awards. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.5 years at July 2, 2016, and 1.8 years at July 4, 2015.

NOTE 5. NET INCOME PER COMMON SHARE

Basic EPS is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Weighted average shares outstanding for the three and six months ended July 2, 2016, and July 4, 2015, excludes underlying options and restricted stock awards of 20 thousand because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net income	$7,350	$6,780	$8,829	$13,432

Weighted-average common shares - Basic	48,710	48,077	48,702	47,899
Add: Dilutive effect of stock compensation plans	1,763	2,206	1,763	2,256

Weighted-average common shares - Diluted	50,473	50,283	50,465	50,155

Net income per common share:
Basic	$0.15	$0.14	$0.18	$0.28

Diluted	$0.15	$0.13	$0.17	$0.27

NOTE 6. ACQUISITION

On February 16, 2016 (the “closing date”), we completed the acquisition of WinDoor, which became a wholly-owned subsidiary of PGT Industries, Inc. The fair value of consideration transferred in the acquisition was $103.3 million, including the estimated fair value of contingent consideration of $3.0 million, which has been preliminarily allocated to the net assets acquired and liabilities assumed as of the acquisition date, in accordance with ASC 805, “Business Combinations”. The cash portion of the acquisition was financed with borrowings under the 2016 Credit Agreement, and with $43.5 million of cash on hand.

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

The fair value of working capital related items, such as accounts receivable, inventories, prepaids, and accounts payable and accrued liabilities, approximated their book values at the date of acquisition. The fair value of property and equipment and remaining useful lives were estimated by management using its knowledge of machinery and equipment in the window and door manufacturing industry, neither of which significantly differed from the net book values and remaining book lives of WinDoor’s property and equipment at the acquisition date. Valuations of the intangible assets (See Note 7) were valued using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs.

Acquisition costs totaling $0.9 million are included in selling, general, and administrative expenses on the condensed consolidated statement of operations for the six months ended July 2, 2016, and relate to legal expenses, representations and warranties insurance, diligence, and accounting services.

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

The SPA provides for the potential for an earn-out contingency payment to sellers should WinDoor achieve a certain level of sales in the year ended December 31, 2016. Pursuant to the SPA, the Company is required to pay 5.9% of WinDoor’s sales in excess of $46.0 million for 2016 (including both the pre-acquisition and post-acquisition periods of 2016), up to a maximum sales amount of $51.0 million. The potential undiscounted amount of all future payments that could be required to be paid under the contingent earn-out consideration arrangement is between $0 and $3.0 million. We have recorded an earn-out contingency liability of $3.0 million in the first quarter of 2016, representing its estimated fair value using undiscounted cash flows, based on probability adjusted level of revenues with a range whose minimum is $51.0 million. Estimated sales is a significant input that is not observable in the market, which ASC 820 considers to be a Level 3 input. For tax purposes, contingent consideration does not become part of tax goodwill until paid. As such, the amount of goodwill deductible for tax purposes will not be finalized until the outcome of this earn-out contingency is known. As of July 2, 2016, the amount recorded for the contingent consideration, and the assumptions used to develop its estimated fair value had not changed.

The SPA has a post-closing working capital calculation whereby we are required to prepare, and deliver to the sellers, a final statement of purchase price, including our calculation of the amount we find net working capital actually to have been as of the closing date. We finalized and delivered to the sellers our calculation of closing date net working capital, as defined in the SPA. Pursuant to the SPA, the sellers had 30 days to review our calculations, and have agreed to certain items of our calculations and questioned other items. As of July 2, 2016, the Company and the sellers were in discussions regarding the questioned items and finalizing the calculation of net working capital.

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

	Three Months Ended	Six Months Ended
	July 4,	July 2,	July 4,
	2015	2016	2015
	(in thousands, except per share amounts)
Pro Forma Results
Net sales	$112,980	$221,700	$214,812

Net income	$6,589	$7,484	$8,741

Net income per common share:
Basic	$0.14	$0.15	$0.18

Diluted	$0.13	$0.15	$0.17

NOTE 7. GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

Goodwill, trade names, and other intangible assets, net, are as follows:

			Initial
	July 2,	January 2,	Useful Life
	2016	2016	(in years)
	(in thousands)
Goodwill	$108,179	$65,635	indefinite

Trade names and other intangible assets:
Trade names	$75,841	$57,441	indefinite

Customer relationships	106,100	79,700	8-10
Developed technology	3,000	1,700	9-10
Non-compete agreement	1,600	600	2-5
Less: Accumulated amortization	(63,008)	(60,130)

Subtotal	47,692	21,870

Other intangible assets, net	$123,533	$79,311

Goodwill at January 2, 2016	$65,635
Increase in goodwill from allocation of WinDoor purchase price	42,544

Goodwill at July 2, 2016	$108,179

Tradenames at January 2, 2016	$57,441
Increase in tradenames from the acquisition of WinDoor	18,400

Tradenames at July 2, 2016	$75,841

NOTE 8. LONG-TERM DEBT

On February 16, 2016, we entered into a Credit Agreement (the “2016 Credit Agreement”), among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in six years that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of July 2, 2016, there were $0.4 million of letters of credit outstanding and $39.6 million available on the revolver.

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

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2016 Credit Agreement), and will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of July 2, 2016, no such test is required as we have not exceeded 20% of our revolving capacity.

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

The face value of the 2016 Credit Agreement at the time of issuance was $270 million of which $1.35 million has been repaid as scheduled debt repayments through July 2, 2016. As of July 2, 2016, the face value of debt outstanding under the 2016 Credit Agreement was $268.7 million, and accrued interest was $2.1 million. The Company incurred third-party fees and costs totaling $1.5 million, and additional lender fees and discount of $14.6 million.

The activity relating to third-party fees and costs, lender fees and discount for the six months ended July 2, 2016 are as follows. With our adoption of ASU 2015-03, all debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$6,733
Amortization expense through refinancing	(128)

At time of refinancing	6,605
Add: Fees, costs and OID relating to the 2016 Credit Agreement	16,148
Less: Debt extinguishment costs	(3,431)
Less: Third-party fees and cost classified within SG&A	(627)
Less: Amortization expense after refinancing	(1,015)

Total	$17,680

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of July 2, 2016, is as follows:

(in thousands)	Total
Remainder of 2016	$1,373
2017	2,864
2018	3,035
2019	3,221
2020	3,490
2021	3,281
2022	416

Total	$17,680

The contractual future maturities of long-term debt outstanding as of July 2, 2016, are as follows (at face value):

(in thousands)
Remainder of 2016	$1,350
2017	2,700
2018	2,700
2019	2,700
2020	2,700
2021	2,700
2022	253,800

Total	$268,650

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three and six months ended July 4, 2015. There was no activity for the three and six months ended July 2, 2016:

Aluminum
Three months ended July 4, 2015	Forward
(in thousands)	Contracts
Balance at April 4, 2015	$(1,638)

Amounts reclassified from accumulated other comprehensive loss	71
Tax effect	(28)
Reversal of income tax allocation	1,595

Net current-period other comprehensive income	1,638

Balance at July 4, 2015	$—

Aluminum
Six months ended July 4, 2015	Forward
(in thousands)	Contracts
Balance at January 3, 2015	$(1,671)

Amounts reclassified from accumulated other comprehensive loss	126
Tax effect	(50)
Reversal of income tax allocation	1,595

Net current-period other comprehensive income	1,671

Balance at July 4, 2015	$—

The following table shows the reclassification out of accumulated other comprehensive loss for the three and six months ended July 4, 2015. There was no activity for the three and six months ended July 2, 2016:

	Amounts Reclassified From Accumulated Other Comprehensive Loss
	Three Months Ended July 4, 2015	Six Months Ended July 4, 2015	Affected Line Item in Statement Where Net Income is Presented
(in thousands)	Debit (Credit)
Aluminum forward contracts - effective portion	$71	$126	Cost of sales
Tax effect	(28)	(50)	Tax expense
Reversal of income tax allocation	1,595	1,595	Tax expense

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

NOTE 11. INCOME TAXES

Income tax expense was $4.2 million for the three months ended July 2, 2016, compared with $6.3 million for the three months ended July 4, 2015. Our effective tax rate for the three months ended July 2, 2016, was 36.5%, and was 48.2% for the three months ended July 4, 2015. Income tax expense was $5.1 million for the six months ended July 2, 2016, compared with $10.0 million for the six months ended July 4, 2015. Our effective tax rate for the six months ended July 2, 2016, was 36.5%, and was 42.8% for the six months ended July 4, 2015.

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

The effective tax rates in all periods, excluding the effect of the discreet item discussed above in the 2015 periods, were lower than our combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction.

At July 2, 2016, federal income taxes payable of $3.1 million was classified within accrued liabilities in the accompanying condensed consolidated balance sheet. At January 2, 2016, federal income taxes receivable of $3.9 million was classified within other current assets in the accompanying condensed consolidated balance sheet. During the three months ended July 2, 2016, we received a federal tax refund of $2.4 million.

NOTE 12. DERIVATIVES

The following represents the gains (losses) on derivative financial instruments for the three and six months ended July 4, 2015, and their classifications within the accompanying condensed consolidated statements of comprehensive income. There were no amounts recognized in or reclassified from accumulated OCI(L) for the three and six months ended July 2, 2016:

	Derivatives in Cash Flow Hedging Relationships
(in thousands)	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Three Months Ended	Three Months Ended
		July 4,	July 4,
		2015	2015
Aluminum contracts	Cost of sales	$(71)	$—
Aluminum contracts	Other expense, net	—	(125)
Interest rate cap	Other expense, net	—	(2)

		$(71)	$(127)

		Six Months Ended	Six Months Ended
		July 4,	July 4,
		2015	2015
Aluminum contracts	Cost of sales	$(126)	$—
Aluminum contracts	Other expense, net	—	(224)
Interest rate cap	Other expense, net	—	(2)

		$(126)	$(226)

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

During the three and six months ended July 2, 2016, or July 4, 2015, we did not make any transfers between Level 1 and Level 2 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts and notes receivable, and accounts payable, and accrued liabilities whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include long-term debt. The fair value of our long-term debt is based on debt with similar terms and characteristics and was approximately $266.0 million as of July 2, 2016, and $192.5 million as of January 2, 2016. Fair value as of July 2, 2016 was determined based on observed trading prices of our debt between domestic financial institutions. Fair value at January 2, 2016 was estimated based on face value, less term-loan lender fees and discount.

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

Sales and Operations

On August 4, 2016, we issued a press release and held a conference call to review the results of operations for the three and six months ended July 2, 2016. During the call, we also discussed current market conditions and gave an update on the status of the integration of our acquisition of WinDoor. The overview and estimates contained in this report are consistent with those given in our press release and our conference call remarks; we are neither updating nor confirming that information.

We delivered a $119 million record-breaking sales quarter, which represented an 18.0% increase from the second quarter of 2015. We also generated EBITDA of $20.8 million, our highest EBITDA performance since the second quarter of 2006. Second quarter 2016 sales includes $10.4 million of sales from our WinDoor acquisition. Excluding sales from WinDoor, our second quarter 2016 sales increased 7.7% over last year, driven by higher vinyl impact-resistant product sales. Sales in our primary market of Florida represented 90% of total net sales during the second quarter of 2016. Impact product sales represented 82% of total net sales in the 2016 second quarter.

Gross margin increased $4.5 million, or 13.8%, in the second quarter of 2016, as compared to last year’s second quarter. As a percent of net sales, gross margin was 31.5%, compared to 32.7% last year. During the quarter, as we anticipated, we continued to incur added costs from running two parallel systems as we continue to finalize our Enterprise Reporting System, which negatively impacted gross margin in the second quarter of 2016 compared to last year. Gross margin was also impacted by a change in mix towards lower gross margin products, and higher depreciation on higher capital spending. These decreases in margin were partially offset by favorable material costs this year compared to last year, and the addition of WinDoor.

We are encouraged by market conditions and continue to see demand increase across all of our brands and market segments. Our backlog is a reflection of this demand and has grown to nearly $60 million. This positions us for a strong second half as we increase capacity to meet this growing demand. The Company’s outlook for the remainder of the year continues to be in line with market consensus.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of comprehensive income as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	July 2,		July 4,
	2016		2015
	(unaudited)
Net sales	$119,033	100.0%	$100,833	100.0%
Cost of sales	81,563	68.5%	67,894	67.3%

Gross profit	37,470	31.5%	32,939	32.7%
Selling, general and administrative expenses	20,615	17.3%	16,776	16.6%

Income from operations	16,855	14.2%	16,163	16.0%
Interest expense, net	5,282	4.4%	2,940	2.9%
Other expense, net	—	0.0%	127	0.1%

Income before income taxes	11,573	9.7%	13,096	13.0%
Income tax expense	4,223	3.5%	6,316	6.3%

Net income	$7,350	6.2%	$6,780	6.7%

	Six Months Ended
	July 2,		July 4,
	2016		2015
	(unaudited)
Net sales	$219,239	100.0%	$196,134	100.0%
Cost of sales	151,786	69.2%	132,148	67.4%

Gross profit	67,453	30.8%	63,986	32.6%
Selling, general and administrative expenses	40,676	18.6%	34,440	17.6%

Income from operations	26,777	12.2%	29,546	15.1%
Interest expense, net	9,440	4.3%	5,853	3.0%
Debt extinguishment costs	3,431	1.6%	—	0.0%
Other expense, net	—	0.0%	226	0.1%

Income before income taxes	13,906	6.3%	23,467	12.0%
Income tax expense	5,077	2.3%	10,035	5.1%

Net income	$8,829	4.0%	$13,432	6.8%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 2, 2016 AND JULY 4, 2015

The following table represents total sales by product category for the three months ended July 2, 2016, and July 4, 2015 (in millions):

	Three Months Ended
	July 2, 2016		July 4, 2015
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant window and door products	$99.3	83.4%	$81.6	80.9%	21.7%
Non-impact window and door products	19.7	16.6%	19.2	19.1%	2.6%

Total net sales	$119.0	100.0%	$100.8	100.0%	18.0%

Net sales of impact-resistant window and door products were $99.3 million for the second quarter of 2016, an increase of $17.7 million, or 21.7%, from $81.6 million in net sales for the second quarter of 2015. Included in sales of our impact-resistant window and door products were $73.2 million of aluminum impact sales, an increase of $9.4 million, or 14.8%, and $26.1 million of vinyl impact sales, an increase of $8.3 million, or 46.7%.

Net sales of other window and door products were $19.7 million for the second quarter of 2016, an increase of $0.5 million, or 2.6%, from $19.2 million in net sales for the 2015 second quarter.

Gross profit and gross margin

Gross profit was nearly $37.5 million in the second quarter of 2016, an increase of $4.5 million, or 13.8%, from $32.9 million in the 2015 second quarter. The gross margin percentage was 31.5% in the second quarter of 2016, compared to 32.7% in the prior year second quarter, a decrease of 1.2%. During the quarter, as we anticipated, we continued to incur added costs from running two parallel systems as we continue to finalize our Enterprise Reporting System, which reduced gross margin by 0.7%. Gross margin was also impacted by 0.7% due to a change in mix towards lower gross margin products, and by 0.5% from higher depreciation on higher capital spending. These decreases in margin were partially offset by favorable material costs, which benefitted gross margin by 0.4% compared to last year, and the addition of WinDoor, which benefitted gross margin by 0.3%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $20.6 million in the second quarter of 2016, an increase of $3.8 million, or 22.9%, from $16.8 million in the 2015 second quarter. As a percentage of sales, these costs increased to 17.3%, an increase of 0.7%, from 16.6% from the second quarter of 2015. Of this increase, $1.9 million relates to the inclusion of WinDoor’s selling, general and administrative expenses. Excluding WinDoor’s selling, general and administrative expenses, the increase in selling, general and administrative expenses was primarily related to a $1.6 million increase in distribution costs on higher sales, a nearly $0.2 million increase in stock-based compensation, and a general increase in selling, general and administrative expenses on higher sales volume. Selling, general, and administrative expenses in the second quarter of 2016 includes intangible amortization of $1.6 million, related to our acquisition of intangibles from both WinDoor and CGI.

Interest expense, net

Interest expense was $5.3 million in the second quarter of 2016, an increase of $2.4 million, from $2.9 million in the prior year second quarter. During 2016, concurrent with the acquisition of WinDoor in the middle of the first quarter of 2016, we refinanced our then existing credit agreement into the 2016 Credit Agreement, a $270 million senior secured credit facility, which increased our outstanding debt balance to $270 million, up from $197.5 million at the end of 2015. The increase in interest expense was due primarily to the increase in outstanding debt under the new credit facility and resulting increase in average outstanding debt balance during the second quarter of 2016, compared to the second quarter of 2015. Interest expense is also being affected by higher amortization of deferred financing costs and discount.

Other expense, net

Other expense, net, was $0.1 million in the 2015 second quarter. The amount in the three months ended July 4, 2015 relates to the ineffective portions of our aluminum hedges.

Income tax expense

Our income tax expense was $4.2 million for the second quarter of 2016, compared with $6.3 million for the second quarter of 2015. Our effective tax rate for the second quarter of 2016 was 36.5%, and was 48.2% for the second quarter of 2015.

Income tax expense in the three month period ended July 4, 2015, includes a $1.6 million discrete item of income tax expense representing income tax expense previously classified within accumulated other comprehensive losses, relating to the intraperiod income taxes on our effective aluminum hedges, allocated to other comprehensive income in the year ended January 2, 2010, which we reversed in the three months ended July 4, 2015, as the result of the culmination of our remaining cash flow hedges. Excluding this discrete item of income tax expense, the effective tax rate for the three month period ended July 4, 2015, would have been 36.0%.

The effective tax rates in all periods, excluding the effect of the discreet items discussed above in the 2015 periods, were lower than our combined statutory federal and state tax rate of 38.8% as the result of the estimated impact of the section 199 domestic manufacturing deduction.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 2, 2016 AND JULY 4, 2015

The following table represents total sales by product category for the six months ended July 2, 2016, and July 4, 2015 (in millions):

	Six Months Ended
	July 2, 2016		July 4, 2015
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant window and door products	$180.9	82.5%	$158.4	80.8%	14.2%
Non-impact window and door products	38.3	17.5%	37.7	19.2%	1.7%

Total net sales	$219.2	100.0%	$196.1	100.0%	11.8%

Net sales of impact-resistant window and door products were $180.9 million for the first six months of 2016, an increase of $22.5 million, or 14.2%, from $158.4 million in net sales for the first six months of 2015. Included in sales of our impact-resistant window and door products were $132.1 million of aluminum impact sales, an increase of $9.1 million, or 7.4%, and $48.8 million of vinyl impact sales, an increase of $13.4 million, or 37.9%.

Net sales of other window and door products were $38.3 million for the first six months of 2016, an increase of $0.6 million, or 1.7%, from $37.7 million in net sales for the 2015 first six months.

Gross profit and gross margin

Gross profit was $67.5 million in the first half of 2016, an increase of $3.5 million, or 5.4%, from $64.0 million in the 2015 first half. The gross margin percentage was 30.8% in the first half of 2016, compared to 32.6% in the prior year first half, a decrease of 1.8%. The decrease in gross margin in the first half of 2016 was the result of investing in additional headcount in the first quarter in anticipation of our second quarter repair and remodeling season, which resulted in labor inefficiencies compared to the first half of 2015, impacting gross margin by 0.9%. Gross margin was further impacted by 0.7% as the result of added costs relating to running two parallel systems as we continue to finalize our Enterprise Resource Planning system, and by 0.5% due to higher depreciation on higher capital spending. A change in mix towards lower gross margin products impacted gross margin by 0.3%. These decreases were partially offset by the benefit of lower material prices in the first half of 2016 versus last year, which benefitted gross margin by 0.4%, and the addition of WinDoor, which added 0.2%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $40.7 million in the first six months of 2016, an increase of $6.3 million, or 18.1%, from $34.4 million in the first six months of 2015. As a percentage of sales, these costs increased to 18.6%, an increase of 0.9%, from 17.6% from the first six months of 2015. Of this increase, $3.0 million relates to the inclusion of WinDoor’s selling, general and administrative expenses. Excluding WinDoor’s selling, general and administrative expenses, the increase in selling, general and administrative expenses was primarily related to a $2.0 million increase in distribution costs on higher sales, a $0.2 million increase in stock-based compensation, and a general increase in selling, general and administrative expenses on higher sales volume. Selling, general and administrative expenses in the first six months of 2016 also includes $1.0 million of WinDoor acquisition-related expenses. Selling, general, and administrative expenses in the first six months of 2016 includes intangible amortization of $2.9 million, related to our acquisition of intangibles from both WinDoor and CGI.

Interest expense, net

Interest expense was $9.4 million in the first six months of 2016, an increase of $3.5 million, from $5.9 million in the first six months of the prior year. During 2016, concurrent with the acquisition of WinDoor in the middle of the first quarter of 2016, we refinanced our then existing credit agreement into the 2016 Credit Agreement, a $270 million senior secured credit facility, which increased our outstanding debt balance to $270 million, up from $197.5 million at the end of 2015. The increase in interest expense was due primarily to the increase in outstanding debt under the new credit facility and resulting increase in average outstanding debt balance during the first six months of 2016, compared to the first six months of 2015. Interest expense is also being affected by higher amortization of deferred financing costs and discount.

Debt extinguishment costs

Debt extinguishment costs were $3.4 million in the first six months of 2016. These costs related to the write-off of deferred financing costs and debt discount in connection with entering into the 2016 Credit Agreement effective on February 16, 2016, which resulted in certain then existing lenders exiting the facility, and certain continuing lenders being considered debt extinguishments in the refinancing. This resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders.

Other expense, net

Other expense, net, was $0.2 million in the first six months of 2015. The amount in the six months ended July 4, 2015 relates to the ineffective portions of our aluminum hedges.

Income tax expense

Our income tax expense was $5.1 million for the first six months quarter of 2016, compared with $10.0 million for the first six months of 2015. Our effective tax rate for the first six months of 2016 was 36.5%, and was 42.8% for the first six months of 2015.

Income tax expense in the six month period ended July 4, 2015, includes a $1.6 million discrete item of income tax expense representing income tax expense previously classified within accumulated other comprehensive losses, relating to the intraperiod income taxes on our effective aluminum hedges, allocated to other comprehensive income in the year ended January 2, 2010, which we reversed in the three months ended July 4, 2015, as the result of the culmination of our remaining cash flow hedges. Excluding this discrete item of income tax expense, the effective tax rate for the six month period ended July 4, 2015, would have been 36.0%.

The effective tax rates in all periods, excluding the effect of the discreet items discussed above in the 2015 periods, were lower than our combined statutory federal and state tax rate of 38.8% as the result of the estimated impact of the section 199 domestic manufacturing deduction.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first six months of 2016 was $23.6 million, compared to $9.8 million in the first six months of 2015.

Direct cash flows from operations for the first six months of 2016 and 2015 are as follows:

	Direct Operating Cash Flows
	Six Months Ended
	July 2, 2016	July 4, 2015
(in millions)
Collections from customers	$215.4	$187.1
Other collections of cash	2.0	1.8
Disbursements to vendors	(129.0)	(113.6)
Personnel related disbursements	(60.9)	(55.7)
Income taxes refunded (paid)	2.4	(4.4)
Debt service payments	(6.3)	(5.4)

Cash from operations	$23.6	$9.8

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 35 days at July 2, 2016, compared to 32 days at July 4, 2015. DSO’s at July 2, 2016 were affected by certain large projects by CGI, which have longer payment terms.

Inventory on hand as of July 2, 2016, was $30.4 million, compared to $23.1 million at January 2, 2016, an increase of $7.3 million. The increase in inventory was due primarily to the acquisition of WinDoor.

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

Investing activities. Cash used in investing activities was $108.4 million for the first six months of 2016, compared to cash used in investing activities of $8.8 million for the first six months of 2015. We used $100.3 million of cash in the first six months of 2016 to acquire WinDoor. Excluding cash used to acquire WinDoor, there was a decrease in cash used in investing activities due to a decrease in capital expenditures of $0.7 million, which went from nearly $8.9 million in the first six months of 2015, to $8.2 million in the first six months of 2016.

Financing activities. Cash provided by financing activities was $52.8 million in the first six months of 2016, compared to cash provided by financing activities of $4.1 million in the first six months of 2015, an increase in cash provided of $48.7 million. Cash used for repayments of long-term debt in the first six months of 2016 compared to the first six months of 2015 increased nearly $197.9 million, as the result of the February 2016 refinancing and contemporaneous pay-down of our then existing credit facility. The February 2016 refinancing resulted in $261.0 million in proceeds from the issuance of long-term debt. In addition, there were payments of financing costs of $7.2 million related to the refinancing. Purchases of treasury stock were $2.8 million in the first six months of 2016 versus just $4 thousand in the first six months of 2015, a decrease in cash used of $2.8 million. Proceeds from the exercises of stock options were $1.4 million lower, and there was a decrease in tax benefits from option exercises of $3.1 million.

Capital Resources and Debt Covenant. The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to EBITDA, each as defined in the 2016 Credit Agreement), and is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of July 2, 2016, no test is required as we have not exceeded 20% of our revolving capacity. During 2016, the maximum permitted total net leverage ratio as stated in the 2016 Credit agreement is 4.50:1. We believe that our total net leverage ratio during 2016 will be in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of July 2, 2016, we were in compliance with all affirmative and restrictive covenants.

On February 16, 2016, we entered into the 2016 Credit Agreement, among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in six years that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of July 2, 2016, there were $0.4 million of letters of credit outstanding and $39.6 million available on the revolver.

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

The face value of the 2016 Credit Agreement at the time of issuance was $270 million of which $1.35 million has been repaid as scheduled debt repayments through July 2, 2016. As of July 2, 2016, the face value of debt outstanding under the 2016 Credit Agreement was $268.7 million. The Company incurred third-party fees and costs totaling $1.5 million, and additional lender fees and discount of $14.6 million, and accrued interest was $2.1 million.

The activity relating to third-party fees and costs, lender fees and discount for the six months ended July 2, 2016 are as follows. With our adoption of ASU 2015-03, all debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$6,733
Amortization expense through refinancing	(128)

At time of refinancing	6,605
Add: Fees, costs and OID relating to the 2016 Credit Agreement	16,148
Less: Debt extinguishment costs	(3,431)
Less: Third-party fees and cost classified within SG&A	(627)
Less: Amortization expense after refinancing	(1,015)

Total	$17,680

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of July 2, 2016, is as follows:

(in thousands)	Total
Remainder of 2016	$1,373
2017	2,864
2018	3,035
2019	3,221
2020	3,490
2021	3,281
2022	416

Total	$17,680

The contractual future maturities of long-term debt outstanding as of July 2, 2016, are as follows (at face value):

(in thousands)
Remainder of 2016	$1,350
2017	2,700
2018	2,700
2019	2,700
2020	2,700
2021	2,700
2022	253,800

Total	$268,650

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first six months of 2016, capital expenditures were $8.2 million, compared to $8.8 million for the first six months of 2015. In 2016, we expect to spend approximately $18-$20 million on capital expenditures, primarily including machinery and equipment, and distribution equipment such as tractors and trailers.

Share Repurchase Program. On October 28, 2015, the Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases are made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our 2016 Credit Agreement, and other relevant factors. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at the Company’s discretion, and the program may be suspended, terminated or modified at any time for any reason. During the first six months of 2016, we made repurchases of 288,183 shares of our common stock at a total cost of $2.7 million, all of which were made during the first quarter. During the remainder of 2016, we may continue to make opportunistic repurchases of our common stock as we see fit.

Contractual Obligations

Other than described below, there have been no significant changes to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 2, 2016.

On February 16, 2016, we entered into the 2016 Credit Agreement. The 2016 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in six years that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement increased our debt level by $72.5 million, our required annual term loan repayments by $0.7 million, and our interest payment obligations by nearly $8 million.

To cover its needs for aluminum, during the first six months of 2016, the Company has entered into contracts for future purchases of aluminum with two U.S. vendors of aluminum extrusion. At July 2, 2016, these contracts run through June 2017, and are for a total of 14.9 million pounds of aluminum at an average, delivered price of $0.87 per pound. This average price per pound includes components for the LME and Midwest premium, excluding conversion costs, and represents a contractual commitment totaling $13.0 million as of July 2, 2016.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended January 2, 2016. There have been no changes to our critical accounting policies during the first six months of 2016.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. This update is effective for our fiscal year beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2016-13 also applies to employee benefit plan accounting, with an effective date of fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements, footnote disclosures and employee benefit plan accounting.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. ASU 2016-12 clarifies certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. This new standard has the same effective date and transition requirements as ASU 2014-09, which is the first quarter of 2018. We are currently evaluating the impact of adopting this guidance.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property, addressing issues raised by stakeholders and discussed by the Transition Resource Group. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. This new standard has the same effective date and transition requirements as ASU 2014-09, which is the first quarter of 2018. We are currently evaluating the impact of adopting this guidance.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which is an amendment to the new revenue recognition standard on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses implementation issues that were discussed by the Revenue Recognition TRG to clarify the principal versus agent assessment and lead to more consistent application. This new standard has the same effective date and transition requirements as ASU 2014-09, which is the first quarter of 2018. We are currently evaluating the impact of adopting this guidance.

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

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at July 2, 2016 of $268.7 million, a 100 basis point increase above the interest rate floor of 100 basis points would result in approximately $2.7 million of additional interest costs annually.

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

There were no repurchases under this program during the three month period ended July 2, 2016. As such, the maximum approximate dollar value of shares that may yet be purchased under the plan of $17.3 million as of April 2, 2016, the end of our 2016 first quarter, remained unchanged during the 2016 second quarter.

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

PGT, INC.
(Registrant)

Date: August 4, 2016	/s/ Bradley West
Bradley West
Senior Vice President and Chief Financial Officer