Form 10-Q
period 2016-10-01
PGT, Inc.
filed 2016-11-03
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

Common Stock, $0.01 par value, 48,997,075 shares, as of November 2, 2016.

PGT, INC.

Form 10-Q for the Three and Nine Months Ended October 1, 2016

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net sales	$129,807	$100,668	$349,046	$296,802
Cost of sales	88,721	71,247	240,507	203,395

Gross profit	41,086	29,421	108,539	93,407
Selling, general and administrative expenses	22,533	16,364	63,209	50,804
Fair value adjustment to contingent consideration	(3,000)	—	(3,000)	—

Income from operations	21,553	13,057	48,330	42,603
Interest expense, net	5,495	2,934	14,935	8,787
Debt extinguishment costs	—	—	3,431	—
Other expense, net	—	131	—	357

Income before income taxes	16,058	9,992	29,964	33,459
Income tax expense	5,262	3,646	10,339	13,681

Net income	$10,796	$6,346	$19,625	$19,778

Net income per common share:
Basic	$0.22	$0.13	$0.40	$0.41

Diluted	$0.21	$0.13	$0.39	$0.39

Weighted average shares outstanding:
Basic	48,941	48,596	48,782	48,131

Diluted	50,672	50,563	50,528	50,290

Comprehensive income	$10,796	$6,346	$19,625	$21,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	October 1,	January 2,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,904	$61,493
Accounts receivable, net	50,915	31,783
Inventories	30,846	23,053
Prepaid expenses	2,821	2,170
Other current assets	5,405	8,473

Total current assets	119,891	126,972
Property, plant and equipment, net	83,307	71,503
Intangible assets, net	122,701	79,311
Goodwill	107,872	65,635
Other assets, net	1,152	607

Total assets	$434,923	$344,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,242	$19,578
Current portion of long-term debt	—	1,949

Total current liabilities	32,242	21,527
Long-term debt, less current portion	247,202	188,818
Deferred income taxes, net	26,527	25,894
Other liabilities	1,280	828

Total liabilities	307,251	237,067

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 51,757 and 51,146 shares issued and 48,996 and 48,806 shares outstanding at October 1, 2016 and January 2, 2016, respectively	517	511
Additional paid-in-capital	248,746	244,944
Accumulated deficit	(108,832)	(128,457)

Shareholders’ equity	140,431	116,998
Less: Treasury stock at cost	(12,759)	(10,037)

Total shareholders’ equity	127,672	106,961

Total liabilities and shareholders’ equity	$434,923	$344,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	October 1,	October 3,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net income	$19,625	$19,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,983	4,997
Amortization	4,501	2,548
Provision for (recovery on) allowance for doubtful accounts	(76)	(257)
Stock-based compensation	1,552	1,278
Amortization and write-off of deferred financing costs and debt discount	6,108	745
Derivative financial instruments	—	126
Deferred income taxes	633	50
Excess tax benefits on stock-based compensation	(1,630)	(4,197)
Fair value adjustment to contingent consideration	(3,000)	—
(Gain) loss on disposal of assets	(6)	9
Change in operating assets and liabilities (net of the effects of the acquisitions):
Accounts receivable	(16,115)	(13,842)
Inventories	(464)	(3,022)
Prepaid expenses, other current and other assets	2,626	(1,693)
Accounts payable, accrued and other liabilities	12,456	14,986

Net cash provided by operating activities	33,193	21,506

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,287)	(13,629)
Business acquisitions	(101,338)	—
Proceeds from sale of equipment	6	—

Net cash used in investing activities	(114,619)	(13,629)

Cash flows from financing activities:
Payments of long-term debt	(203,525)	(1,500)
Proceeds from issuance of long-term debt	261,030	—
Payments of financing costs	(7,178)	—
Purchases of treasury stock	(2,776)	(4)
Proceeds from exercise of stock options	652	1,776
Proceeds from issuance of common stock under employee stock purchase plan	27	—
Excess tax benefits on stock-based compensation	1,630	4,197
Other	(23)	(23)

Net cash provided by financing activities	49,837	4,446

Net (decrease) increase in cash and cash equivalents	(31,589)	12,323
Cash and cash equivalents at beginning of period	61,493	42,469

Cash and cash equivalents at end of period	$29,904	$54,792

Non-cash activity:
Contingent consideration reversed out of accrued liabilities	$3,000	$—

Portion of USI purchase price held back in escrow	$100	$—

Property, plant and equipment additions in accounts payable	$1,181	$176

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT, Inc. and its wholly-owned subsidiary, PGT Industries, Inc., and its wholly-owned subsidiaries CGI Window and Holdings, Inc. (“CGI”), and WinDoor, Incorporated (collectively the “Company”), after elimination of intercompany accounts and transactions. Through PGT Industries, Inc., we purchased all of the issued and outstanding shares of common stock of WinDoor, Incorporated, a Florida corporation, and all of the issued and outstanding membership units of LTE, LLC, a Florida limited liability company (together with WinDoor Incorporated, “WinDoor”) effective on February 16, 2016, pursuant to a stock purchase agreement (“SPA”) by and among PGT Industries, Inc., and the sellers as identified in the SPA. As a result of the SPA, WinDoor became a wholly-owned subsidiary of PGT Industries, Inc. The fair value of consideration transferred in the acquisition was $102.6 million, including the then estimated fair value of contingent consideration of $3.0 million, which has been preliminarily allocated to the net assets acquired and liabilities assumed as of the acquisition date, in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. For a more detailed discussion of this acquisition, see Note 6 herein.

On July 25, 2016, the Company created CGI Commercial, Inc. (CGIC), a Florida corporation. CGIC is a wholly-owned subsidiary of CGI. CGIC was created for the purpose of acquiring the operations and certain assets of, and assuming certain liabilities of US Impact Systems, Inc. (USI), a Florida corporation doing business primarily in the Miami area of Florida. USI is an established fabricator of storefront window and door products. The fair value of the consideration transferred in the acquisition was $1.9 million, which has been preliminarily allocated to the assets acquired and liabilities assumed as of the acquisition date, in accordance with ASC 805, “Business Combinations”. This transaction did not have a significant impact on our financial position and is not expected to have a significant impact on our operating result for 2016. For a more detailed discussion of this transaction, see Note 6 herein.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended October 1, 2016, and October 3, 2015, consisted of 13 weeks.

The condensed consolidated balance sheet as of January 2, 2016, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of January 2, 2016, and the unaudited condensed consolidated financial statements as of and for the periods ended October 1, 2016, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 2, 2016, included in the Company’s most recent Annual Report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” (ASU 2015-03) which will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts (“original issue discount” or “OID”). The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This ASU is effective in financial statements issued for fiscal years beginning after December 15, 2015. In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—

Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, EITF Meeting,” which amends Subtopic 835-30 to add SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, regarding the SECs views of the classification of debt issuance costs relating to line-of-credit arrangements as deferred assets when no borrowings exist under the arrangement. We retrospectively adopted ASU 2015-03 in the interim period ended April 2, 2016, with respect to all deferred financing costs, lender fees and original issue discount, including those associated with the revolving credit portion of the 2016 Credit Agreement (see Note 8). The effect of this change did not have a material impact on the Company’s consolidated financial condition. The effects on the Company’s consolidated balance sheet as of January 2, 2016, relating to the reclassification of deferred financing costs is as follows (in thousands):

	Previously Reported	As Reclassified
Other current assets	$8,490	$8,473

Total current assets	$126,989	$126,972

Other assets	$2,291	$607

Total assets	$345,729	$344,028

Current portion of long-term debt	$1,966	$1,949

Total current liabilities	$21,544	$21,527

Long-term debt, less current portion	$190,502	$188,818

Total liabilities	$238,768	$237,067

Total liabilities and shareholders’ equity	$345,729	$344,028

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2018, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. This update is effective for our fiscal year beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2016-13 also applies to employee benefit plan accounting, with an effective date of fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements, footnote disclosures and employee benefit plan accounting.

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

During the three months ended October 1, 2016, we recorded warranty expense at a rate of approximately 2.21% of sales, compared to 2.44% of sales in the second quarter of 2016. The rate as a percentage of sales in the 2016 third quarter is in line with the rate in the 2016 second quarter, but slightly lower.

The following table summarizes: current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three and nine months ended October 1, 2016, and October 3, 2015. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

Accrued Warranty	Beginning of Period	Acquired	Charged to Expense	Adjustments	Settlements	End of Period
(in thousands)
Three months ended October 1, 2016	$5,103	$10	$2,875	$(19)	$(2,493)	$5,476
Three months ended October 3, 2015	$4,077	$—	$1,992	$19	$(1,812)	$4,276
Nine months ended October 1, 2016	$4,237	$274	$8,111	$751	$(7,897)	$5,476
Nine months ended October 3, 2015	$3,302	$—	$6,168	$266	$(5,460)	$4,276

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

	October 1, 2016	January 2, 2016
	(in thousands)
Raw materials	$25,379	$18,609
Work in progress	1,940	1,246
Finished goods	3,527	3,198

	$30,846	$23,053

NOTE 4. STOCK BASED-COMPENSATION

Exercises

For the three months ended October 1, 2016, there were 250,203 options exercised at a weighted average exercise price of $2.00 per share. For the nine months ended October 1, 2016, there were 373,284 options exercised at a weighted average exercise price of $1.75 per share.

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

Stock Compensation Expense

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock based awards of $0.4 million for the three months ended October 1, 2016, and $0.3 million for the three months ended October 3, 2015. We recorded compensation expense for stock based awards of $1.6 million for the nine months ended October 1, 2016, and $1.3 million for the nine months ended October 3, 2015. As of October 1, 2016, and October 3, 2015, there was $1.9 million and $1.6 million, respectively, of total unrecognized compensation cost related primarily to restricted share awards. These costs are expected to be recognized in earnings on a straight-line basis over the weighted average remaining vesting period of 1.3 years at October 1, 2016, and 1.6 years at October 3, 2015.

NOTE 5. NET INCOME PER COMMON SHARE

Basic EPS is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Weighted average shares outstanding for the three and nine months ended October 1, 2016, and October 3, 2015, excludes underlying options and restricted stock awards of 20 thousand because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(in thousands, except per share amounts)
Net income	$10,796	$6,346	$19,625	$19,778

Weighted-average common shares—Basic	48,941	48,596	48,782	48,131
Add: Dilutive effect of stock compensation plans	1,731	1,967	1,746	2,159

Weighted-average common shares—Diluted	50,672	50,563	50,528	50,290

Net income per common share:
Basic	$0.22	$0.13	$0.40	$0.41

Diluted	$0.21	$0.13	$0.39	$0.39

NOTE 6. ACQUISITIONS

WINDOOR

On February 16, 2016 (the “closing date”), we completed the acquisition of WinDoor, which became a wholly-owned subsidiary of PGT Industries, Inc. The fair value of consideration transferred in the acquisition was $102.6 million, including the then estimated fair value of contingent consideration of $3.0 million, which has been preliminarily allocated to the net assets acquired and liabilities assumed as of the acquisition date, in accordance with ASC 805, “Business Combinations”. The cash portion of the acquisition was financed with borrowings under the 2016 Credit Agreement, and with $43.5 million of cash on hand.

The estimated fair value of assets acquired and liabilities assumed as of the closing date, are as follows:

Current Estimate
Preliminary allocation:
Accounts and notes receivable	$3,882
Inventories	6,778
Prepaid expenses	246
Property and equipment	5,029
Intangible assets	47,100
Goodwill	41,856
Accounts payable and accrued liabilities	(2,320)

Purchase price	$102,571

Consideration:
Cash	$99,571
Contingent consideration	3,000

Total fair value of consideration	$102,571

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

Acquisition costs totaling $0.9 million are included in selling, general, and administrative expenses on the condensed consolidated statement of operations for the nine months ended October 1, 2016, and relate to legal expenses, representations and warranties insurance, diligence, and accounting services.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, was preliminarily determined to be $41.9 million, of which $38.9 million is expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through additional sales channel opportunities as well as operational efficiencies. If our preliminary value of assets and liabilities changes, there will be an equal and offsetting change to the recorded goodwill.

The SPA provides for the potential for an earn-out contingency payment to sellers should WinDoor achieve a certain level of sales in the calendar year ended December 31, 2016. Pursuant to the SPA, if WinDoor’s 2016 calendar-year sales (including both the pre-acquisition and post-acquisition periods of 2016) reach at least $46.0 million, the Company is required to pay 5.9% of WinDoor’s sales, or approximately $2.7 million, up to a maximum sales amount of $51.0 million, or approximately $3.0 million. If WinDoor’s 2016 calendar-year sales are less than $46.0 million, no payment is required.

The potential undiscounted amount of all future payments that could be required to be paid under the contingent earn-out consideration arrangement is between $0 and $3.0 million. We had recorded an earn-out contingency liability of $3.0 million on the closing date, which represented its then estimated fair value using undiscounted cash flows, based on probability adjusted level of revenues with a range whose minimum was $51.0 million. Based on revised estimates using actual sales through the end of the 2016 third quarter, we concluded the probability is remote that WinDoor’s actual sales for 2016 will reach the $46.0 million minimum level required for the minimum payment of $2.7 million possible under the earn-out contingency arrangement and, therefore, determined that the entire initial estimated fair value of $3.0 million should be reversed. As a result, we recorded an adjustment to the amount of contingent consideration within income from continuing operations in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended October 1, 2016. Estimated sales is a significant input that is not observable in the market, which ASC 820 considers to be a Level 3 input. For tax purposes, contingent consideration does not become part of tax goodwill until paid. As such, the amount of goodwill deductible for tax purposes is $3.0 million less than the amount recorded for book purposes.

The SPA has a post-closing working capital calculation whereby we are required to prepare, and deliver to the sellers, a final statement of purchase price, including our calculation of the amount we find net working capital actually to have been as of the closing date. We finalized and delivered to the sellers our calculation of closing date net working capital, as defined in the SPA. Pursuant to the SPA, the sellers had 30 days to review our calculations, and have agreed to certain items of our calculations and questioned other items. During the third quarter of 2016, the Company and the sellers reached agreement on the calculation of net working capital, which resulted in a payment of $0.7 million to the Company from sellers, resulting in a decrease in the purchase price which we recorded as a reduction in goodwill.

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

	Three Months Ended	Nine Months Ended
	October 3, 2015	October 1, 2016	October 3, 2015
	(in thousands, except per share amounts)
Pro Forma Results
Net sales	$112,174	$351,507	$326,986

Net income	$5,886	$18,280	$14,627

Net income per common share:
Basic	$0.12	$0.37	$0.30

Diluted	$0.12	$0.36	$0.29

US IMPACT SYSTEMS, INC.

On August 31, 2016, CGIC, a wholly-owned subsidiary of CGI, which is wholly-owned by the Company, entered into an asset purchase agreement (APA) with USI and its stockholders whereby CGIC purchased the operations and certain assets of, and assumed certain liabilities of USI. USI is an established fabricator of storefront window and door products. The fair value of the consideration transferred in the acquisition was $1.9 million, which has been preliminarily allocated to the assets acquired and liabilities assumed as of the acquisition date, in accordance with ASC 805, “Business Combinations”. This transaction did not have a significant impact on our financial position and is not expected to have a significant impact on our operating results for 2016.

The fair value of consideration transferred of $1.9 million included $1.8 million in cash and $0.1 million held back by CGIC for potential future contingencies, if any. The cash portion of the consideration transferred was funded with cash on hand. The hold-back amount will be released by CGIC after finalization of post-closing adjustments, if any. The estimated fair values of assets acquired and liabilities assumed on August 31, 2016, included current and other assets totaling $1.9 million and amortizable intangible assets totaling $0.8 million, and goodwill of $0.4 million. The estimated fair value of acquired assets was offset by the assumption of accounts payable and accrued liabilities with estimated fair values totaling $1.2 million.

The APA provides for a deferred purchase price totaling $2.0 million, to be paid to the two selling stockholders of USI who remained with the business as operational consultants. The APA provides that, within three business days of the second anniversary of the transaction date, the selling stockholders shall receive a total of $2.0 million in deferred purchase price, subject to adjustment for early termination penalties, if any, as defined in the APA. As the payment is directly tied to the two selling stockholders, both of whom remain with the acquired operations as employees of the Company, we are accounting for the deferred purchase price as compensation expense on a straight-line basis over the term of the deferral period.

NOTE 7. GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

Goodwill, trade names, and other intangible assets, net, are as follows:

	October 1, 2016	January 2, 2016	Initial Useful Life (in years)
	(in thousands)
Goodwill	$107,872	$65,635	indefinite

Trade names and other intangible assets:
Trade names	$75,841	$57,441	indefinite

Customer relationships	106,647	79,700	3-10
Developed technology	3,000	1,700	9-10
Non-compete agreement	1,844	600	2-5
Less: Accumulated amortization	(64,631)	(60,130)

Subtotal	46,860	21,870

Other intangible assets, net	$122,701	$79,311

Goodwill at January 2, 2016	$65,635
Increase in goodwill from allocation of WinDoor purchase price	41,856
Increase in goodwill from allocation of USI purchase price	381

Goodwill at October 1, 2016	$107,872

Tradenames at January 2, 2016	$57,441
Increase in tradenames from the acquisition of WinDoor	18,400

Tradenames at October 1, 2016	$75,841

NOTE 8. LONG-TERM DEBT

On February 16, 2016, we entered into a Credit Agreement (the “2016 Credit Agreement”), among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in six years that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of October 1, 2016, there were $0.4 million of letters of credit outstanding and $39.6 million available on the revolver.

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

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2016 Credit Agreement), and will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of October 1, 2016, no such test is required as we have not exceeded 20% of our revolving capacity.

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

In connection with entering into the 2016 Credit Agreement, on February 16, 2016, we terminated our prior credit agreement, dated as of September 22, 2014, among PGT Industries, Inc., as the borrower, the Company, as guarantor, the lenders from time to time party thereto and Deutsche Bank, as administrative agent and collateral agent (the “2014 Credit Agreement”). Along with cash on hand, proceeds from the term loan facility under the 2016 Credit Agreement were used to repay amounts outstanding under the 2014 Credit Agreement, acquire WinDoor, and pay certain fees and expenses.

The face value of the 2016 Credit Agreement at the time of issuance was $270 million of which $2.0 million has been repaid as scheduled debt repayments through October 1, 2016. In addition, the Company made a voluntary prepayment of $4.0 million on September 30, 2016, using internally generated cash on hand. The Company elected to apply the prepayment against upcoming required principal repayments in direct order of maturity, as permitted under the 2016 Credit Agreement, resulting in no required repayments of principal until the first quarter of 2018. As of October 1, 2016, the face value of debt outstanding under the 2016 Credit Agreement was $264.0 million, and accrued interest was $1.7 million.

The Company incurred third-party fees and costs totaling $1.5 million, and additional lender fees and discount of $14.6 million in the February 2016 refinancing. As a result of the voluntary prepayment of debt discussed above, we accelerated the amortization of lenders fees and discount relating to the term-loan portion of the 2016 Credit Agreement of $0.2 million, which is included in interest expense in the accompanying condensed consolidated statements of operations for the three and nine months ended October 1, 2016.

The activity relating to third-party fees and costs, lender fees and discount for the nine months ended October 1, 2016, are as follows. With our adoption of ASU 2015-03, all debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$6,733
Amortization expense through refinancing	(128)

At time of refinancing	6,605
Add: Fees, costs and OID relating to the 2016 Credit Agreement	16,148
Less: Debt extinguishment costs	(3,431)
Less: Third-party fees and cost classified within SG&A	(627)
Less: Amortization expense after refinancing	(1,697)
Less: Accelerated amortization relating to debt prepayment	(225)

Total	$16,773

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of October 1, 2016, is as follows:

(in thousands)	Total
Remainder of 2016	$672
2017	2,807
2018	3,002
2019	3,187
2020	3,453
2021	3,242
2022	410

Total	$16,773

As a result of the voluntary prepayment of $4.0 million as discussed above, our next scheduled repayment is not until the first quarter of 2018. The contractual future maturities of long-term debt outstanding as of October 1, 2016, are as follows (at face value):

(in thousands)	Total
Remainder of 2016	$—
2017	—
2018	2,075
2019	2,700
2020	2,700
2021	2,700
2022	253,800

Total	$263,975

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the nine months ended October 3, 2015. There was no activity for the three and nine months ended October 1, 2016, or the three months ended October 3, 2015:

Nine months ended October 3, 2015 (in thousands)	Aluminum Forward Contracts
Balance at January 3, 2015	$(1,671)

Amounts reclassified from accumulated other comprehensive loss	126
Tax effect	(50)
Reversal of income tax allocation	1,595

Net current-period other comprehensive income	1,671

Balance at October 3, 2015	$—

The following table shows the reclassification out of accumulated other comprehensive loss for the nine months ended October 3, 2015. There was no activity for the three and nine months ended October 1, 2016, or the three months ended October 3, 2015:

	Amounts Reclassified From Accumulated Other Comprehensive Loss
	Nine Months Ended October 3, 2015	Affected Line Item in Statement Where Net Income is Presented
(in thousands)	Debit (Credit)
Aluminum forward contracts - effective portion	$126	Cost of sales
Tax effect	(50)	Tax expense
Reversal of income tax allocation	1,595	Tax expense

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

NOTE 11. INCOME TAXES

Income tax expense was $5.3 million for the three months ended October 1, 2016, compared with $3.6 million for the three months ended October 3, 2015. Our effective tax rate for the three months ended October 1, 2016, was 32.8%, and was 36.5% for the three months ended October 3, 2015. Income tax expense was $10.3 million for the nine months ended October 1, 2016, compared with $13.7 million for the nine months ended October 3, 2015. Our effective tax rate for the nine months ended October 1, 2016, was 34.5%, and was 40.9% for the nine months ended October 3, 2015.

Income tax expense in both the three and nine month periods ended October 1, 2016, benefitted from federal income tax credits recognized during the third quarter of 2016 for research and development for tax years 2012 through 2015 totaling $0.7 million, taken on the Company’s federal income tax return for 2015 filed during the third quarter of 2016, based on a research and development study performed by the Company. The Company believes that, based on the study, it is more likely than not that the Company would prevail if these credits were challenged by the Internal Revenue Service and, accordingly, has not provided a reserve for any portion of this uncertain tax position.

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

The effective tax rates in all periods, excluding the effect of the discrete item discussed above in the 2015 period, were lower than our combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction.

At October 1, 2016, federal income taxes payable of $5.4 million was classified within accrued liabilities in the accompanying condensed consolidated balance sheet. At January 2, 2016, federal income taxes receivable of $3.9 million was classified within other current assets in the accompanying condensed consolidated balance sheet. During the three months ended October 1, 2016, we made a payment of estimated federal income taxes of $1.1 million, resulting in a net refund of federal income taxes of $1.3 million for the nine months ended October 1, 2016, due to a federal income tax refund of $2.4 million received in the second quarter of 2016.

NOTE 12. DERIVATIVES

The following represents the gains (losses) on derivative financial instruments for the nine months ended October 3, 2015, and their classifications within the accompanying condensed consolidated statements of comprehensive income. There were no amounts recognized in or reclassified from accumulated OCI(L) for the three and nine months ended October 1, 2016, or the three months ended October 3, 2015:

	Derivatives in Cash Flow Hedging Relationships
(in thousands)	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Nine Months Ended October 3, 2015	Nine Months Ended October 3, 2015
Aluminum contracts	Cost of sales	$(126)	$—
Aluminum contracts	Other expense, net	—	(224)
Interest rate cap	Other expense, net	—	(2)

		$(126)	$(226)

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

During the three and nine months ended October 1, 2016, or October 3, 2015, we did not make any transfers between Level 1 and Level 2 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts and notes receivable, and accounts payable, and accrued liabilities whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include long-term debt. The fair value of our long-term debt is based on debt with similar terms and characteristics and was approximately $261.3 million as of October 1, 2016, compared to a principal outstanding value of $264.0 million, and $192.5 million as of January 2, 2016, compared to a principal outstanding value of $197.5 million. Fair value as of October 1, 2016, was determined based on observed trading prices of our debt between domestic financial institutions. Fair value at January 2, 2016, was estimated based on face value, less term-loan lender fees and discount.

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

Sales and Operations

We delivered a $130 million sales quarter, which represented a 28.9% increase from the third quarter of 2015. We also generated net income of $10.8 million, our highest quarterly net income performance in Company history. Third quarter 2016 sales includes $13.8 million of sales from our WinDoor acquisition. Excluding sales from WinDoor, our third quarter 2016 sales increased 15.3% over last year, driven by higher vinyl impact-resistant product sales. Sales in our primary market of Florida represented 91% of total net sales during the third quarter of 2016. Impact product sales represented 85% of total net sales in the 2016 third quarter.

Looking to the balance of 2016, we have seen some softness in the luxury market; however we continue to see steady demand in the mass-custom market. We were able to reach our financial objectives and shorten lead-times by reducing our backlog to $47 million. Our fiscal year 2016 outlook for total consolidated sales is between $458 and $460 million.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of comprehensive income as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	October 1, 2016		October 3, 2015
	(unaudited)
Net sales	$129,807	100.0%	$100,668	100.0%
Cost of sales	88,721	68.3%	71,247	70.8%

Gross profit	41,086	31.7%	29,421	29.2%
Selling, general and administrative expenses	22,533	17.4%	16,364	16.3%
Fair value adjustment to contingent consideration	(3,000)	(2.3%)	—	0.0%

Income from operations	21,553	16.6%	13,057	13.0%
Interest expense, net	5,495	4.2%	2,934	2.9%
Other expense, net	—	0.0%	131	0.1%

Income before income taxes	16,058	12.4%	9,992	9.9%
Income tax expense	5,262	4.1%	3,646	3.6%

Net income	$10,796	8.3%	$6,346	6.3%

	Nine Months Ended
	October 1, 2016		October 3, 2015
	(unaudited)
Net sales	$349,046	100.0%	$296,802	100.0%
Cost of sales	240,507	68.9%	203,395	68.5%

Gross profit	108,539	31.1%	93,407	31.5%
Selling, general and administrative expenses	63,209	18.1%	50,804	17.1%
Fair value adjustment to contingent consideration	(3,000)	(0.9%)	—	0.0%

Income from operations	48,330	13.8%	42,603	14.4%
Interest expense, net	14,935	4.3%	8,787	3.0%
Debt extinguishment costs	3,431	1.0%	—	0.0%
Other expense, net	—	0.0%	357	0.1%

Income before income taxes	29,964	8.6%	33,459	11.3%
Income tax expense	10,339	3.0%	13,681	4.6%

Net income	$19,625	5.6%	$19,778	6.7%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 1, 2016 AND OCTOBER 3, 2015

The following table represents total sales by product category for the three months ended October 1, 2016, and October 3, 2015 (in millions):

	Three Months Ended
	October 1, 2016		October 3, 2015
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant window and door products	$110.2	84.9%	$83.6	83.0%	31.9%
Non-impact window and door products	19.6	15.1%	17.1	17.0%	14.7%

Total net sales	$129.8	100.0%	$100.7	100.0%	28.9%

Net sales of impact-resistant window and door products were $110.2 million for the third quarter of 2016, an increase of $26.6 million, or 31.9%, from $83.6 million in net sales for the third quarter of 2015. Included in sales of our impact-resistant window and door products were $81.5 million of aluminum impact sales, an increase of $16.0 million, or 24.5%, and $28.7 million of vinyl impact sales, an increase of $10.6 million, or 58.3%. The increase in aluminum impact sales was primarily driven by the addition of WinDoor in the first quarter of 2016, combined with organic growth in our WinGuard aluminum impact products. The increase in vinyl impact sales was primarily driven by strong organic growth in our WinGuard vinyl impact products.

Net sales of other window and door products were $19.6 million for the third quarter of 2016, an increase of $2.5 million, or 14.7%, from $17.1 million in net sales for the 2015 third quarter.

Gross profit and gross margin

Gross profit was $41.1 million in the third quarter of 2016, an increase of $11.7 million, or 39.6%, from $29.4 million in the 2015 third quarter. The gross margin percentage was 31.7% in the third quarter of 2016, compared to 29.2% in the prior year third quarter, an increase of 2.5%. Adjusting for costs relating to product line terminations in the 2016 third quarter totaling $0.8 million, and costs related to our ERP systems conversion, new product launch costs, and glass line installation in the 2015 third quarter totaling $2.0 million, gross margin was 32.3%, compared to 31.2%, respectively. Gross margin in the 2016 third quarter compared to last year was favorably impacted by sales price increases, which benefitted gross margin by 0.6%, from improved overhead absorption, which benefitted gross margin by 0.5%, and from favorable material costs, which added 0.2%. Also, the addition of WinDoor benefitted gross margin by 0.3%. These gross margin improvements were partially offset by higher depreciation on higher capital spending, which lowered gross margin by 0.3%, and by a change in product mix, which impacted gross margin by 0.2%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $22.5 million in the third quarter of 2016, an increase of $6.2 million, or 37.7%, from $16.4 million in the 2015 third quarter. As a percentage of sales, these costs increased to 17.4%, an increase of 1.1%, from 16.3% from the third quarter of 2015. Of this increase, $2.5 million relates to the inclusion of WinDoor’s selling, general and administrative expenses. Excluding WinDoor’s selling, general and administrative expenses, the increase in selling, general and administrative expenses was primarily related to a $2.2 million increase in personnel-related costs, including increased indirect labor costs, an increase in management’s estimate of discretionary 401K expenses compared to last year, and higher health insurance expense due to favorable healthcare cost experience that occurred in the third quarter of 2015. Selling, general and administrative expenses also increased due to an increase of $1.4 million in distribution costs on higher sales, an increase of $0.5 million in acquisition-related and special project costs, and a $0.1 million increase in stock-based compensation. These increases were partially offset by decreases in marketing expenses and legal costs. Selling, general, and administrative expenses in the third quarter of 2016 includes intangible amortization of $1.6 million, related to our acquisition of intangibles from both WinDoor and CGI.

We record warranty costs as a selling expense within selling, general and administrative expenses. During our 2015 fiscal year, we experienced an increase in recorded warranty expense as a percentage of sales, with an average rate of 2.12%, as compared to an average rate of 1.80% for fiscal year 2014. Our warranty expense, as a percentage of sales, continued to increase during the first nine months of our 2016 fiscal year. For the three-month period ended October 1, 2016, our recorded warranty expense as a percentage of sales averaged 2.21%. We believe the increases in warranty expense were the result of a significant increase in the number of new manufacturing employees we have hired during the past 18 months to support our growth. Those employees did not have the level of experience and training as our more seasoned employees. We expect that, as those relatively newer employees gain more experience in future quarters, and are exposed to improved training initiatives we have implemented, combined with the use of our new thermal plastic spacer system, an innovative technology for the production of insulated glass, warranty expense, as a percentage of sales, will decline from current levels.

Fair Value Adjustment of Contingent Consideration

The SPA provides for the potential for an earn-out contingency payment to sellers should WinDoor achieve a certain level of sales in the year ended December 31, 2016. Pursuant to the SPA, if WinDoor’s 2016 sales (including both the pre-acquisition and post-acquisition periods of 2016) reach at least $46.0 million, the Company is required to pay 5.9% of WinDoor’s sales, or approximately $2.7 million, up to a maximum sales amount of $51.0 million, or approximately $3.0 million. If WinDoor’s 2016 sales are less than $46.0 million, no payment is required.

The potential undiscounted amount of all future payments that could be required to be paid under the contingent earn-out consideration arrangement is between $0 and $3.0 million. We had recorded an earn-out contingency liability of $3.0 million on the closing date, which represented its then estimated fair value using undiscounted cash flows, based on probability adjusted level of revenues with a range whose minimum was $51.0 million. Based on revised estimates using actual sales through the end of the 2016 third quarter, we concluded the probability is remote that WinDoor’s actual sales for 2016 will reach the $46.0 million minimum level required for the minimum payment of $2.7 million possible under the earn-out contingency arrangement and, therefore, determined that the entire initial estimated fair value of $3.0 million should be reversed. As a result, we recorded an adjustment to the amount of contingent consideration within income from continuing operations in the accompanying condensed consolidated statement of comprehensive income for the three months ended October 1, 2016.

Interest expense, net

Interest expense was $5.5 million in the third quarter of 2016, an increase of $2.6 million, from $2.9 million in the prior year third quarter. During 2016, concurrent with the acquisition of WinDoor in the middle of the first quarter of 2016, we refinanced our then existing credit agreement into the 2016 Credit Agreement, a $270 million senior secured credit facility, which increased our outstanding debt balance to $270 million, up from $197.5 million at the end of 2015. The increase in interest expense was due primarily to the increase in outstanding debt under the new credit facility and resulting increase in average outstanding debt balance during the third quarter of 2016, compared to the third quarter of 2015. Interest expense is also being affected by higher amortization of deferred financing costs and discount. We accelerated the amortization of lenders fees and discount of $0.2 million relating to the term-loan portion of the 2016 Credit Agreement as the result of the voluntary prepayment of $4.0 million we made on September 30, 2016, which is included in interest expense in the accompanying condensed consolidated statements of operations for the three months ended October 1, 2016.

Other expense, net

Other expense, net, was $0.1 million in the 2015 third quarter. The amount in the three months ended October 3, 2015, relates to the ineffective portions of our aluminum hedges.

Income tax expense

Our income tax expense was $5.3 million for the third quarter of 2016, compared with $3.6 million for the third quarter of 2015. Our effective tax rate for the third quarter of 2016 was 32.8%, and was 36.5% for the third quarter of 2015. Income tax expense in the three month period ended October 1, 2016, benefitted from federal income tax credits recognized during the third quarter of 2016 for research and development for tax years 2012 through 2015 totaling $0.7 million, taken on the Company’s federal income tax return for 2015 filed during the third quarter of 2016, based on a research and development study performed by the Company.

The effective tax rates in all periods, excluding the effect of the research and development credits in the 2016 period as discussed above, were lower than our combined statutory federal and state tax rate of 38.8% as the result of the estimated impact of the section 199 domestic manufacturing deduction.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 1, 2016 AND OCTOBER 3, 2015

The following table represents total sales by product category for the nine months ended October 1, 2016, and October 3, 2015 (in millions):

	Nine Months Ended
	October 1, 2016		October 3, 2015
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant window and door products	$291.1	83.4%	$242.0	81.5%	20.3%
Non-impact window and door products	57.9	16.6%	54.8	18.5%	5.7%

Total net sales	$349.0	100.0%	$296.8	100.0%	17.6%

Net sales of impact-resistant window and door products were $291.1 million for the first nine months of 2016, an increase of $49.1 million, or 20.3%, from $242.0 million in net sales for the first nine months of 2015. Included in sales of our impact-resistant window and door products were $213.7 million of aluminum impact sales, an increase of $25.2 million, or 13.4%, and $77.4 million of vinyl impact sales, an increase of $23.9 million, or 44.7%. The increase in aluminum impact sales was primarily driven by the addition of WinDoor in the first quarter of 2016, combined with organic growth in our WinGuard aluminum impact products. The increase in vinyl impact sales was primarily driven by strong organic growth in our WinGuard vinyl impact products.

Net sales of other window and door products were $57.9 million for the first nine months of 2016, an increase of $3.1 million, or 5.7%, from $54.8 million in net sales for the 2015 first nine months.

Gross profit and gross margin

Gross profit was $108.5 million in the first nine months of 2016, an increase of $15.1 million, or 16.2%, from $93.4 million in the 2015 first nine months. The gross margin percentage was 31.1% in the first nine months of 2016, compared to 31.5% in the prior year first nine months, a decrease of 0.4%. Adjusting for costs relating to product line terminations in the first nine months of 2016 totaling $0.8 million, and costs related to our ERP systems conversion, new product launch costs, and glass line installation in the 2015 third quarter totaling $2.6 million, gross margin was 31.3%, compared to 32.4%, respectively. This decrease in gross margin in the first nine months of 2016 compared to last year was the result of investing in additional headcount in the first quarter of 2016 in anticipation of our second quarter repair and remodeling season, which resulted in labor inefficiencies compared to 2015, which impacted gross margin by 0.6%. Gross margin was further impacted by 0.4% as the result of added costs relating to running two parallel systems in the 2016 first quarter as we continued to finalize our Enterprise Resource Planning system, and by 0.5% due to higher depreciation on higher capital spending. These decreases were partially offset by the favorable impact of sales price increases, which benefitted gross margin by 0.2%, and the addition of WinDoor, which benefitted gross margin by 0.2%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $63.2 million in the first nine months of 2016, an increase of $12.4 million, or 24.4%, from $50.8 million in the first nine months of 2015. As a percentage of sales, these costs increased to 18.1%, an increase of 1.0%, from 17.1% from the first nine months of 2015. Of this increase, $5.5 million relates to the inclusion of WinDoor’s selling, general and administrative expenses. Excluding WinDoor’s selling, general and administrative expenses, the increase in selling, general and administrative expenses was primarily related to a $3.4 million increase in distribution costs on higher sales. The increase also related to a $2.0 million increase in personnel-related costs, including increased indirect labor costs, an increase in management’s estimate of discretionary 401K expenses compared to last year, and higher health insurance expense due to favorable healthcare cost experience that occurred in the third quarter of 2015, and a $0.3 million increase in stock-based compensation. Selling, general and administrative expenses in the first nine months of 2016 also includes $1.6 million of acquisition-related and special project costs. These increases were partially offset by decreases in marketing expenses and legal costs. Selling, general, and administrative expenses in the first nine months of 2016 includes intangible amortization of $4.5 million, related to our acquisition of intangibles from both WinDoor and CGI.

We record warranty costs as a selling expense within selling, general and administrative expenses. During our 2015 fiscal year, we experienced an increase in recorded warranty expense as a percentage of sales, with an average rate of 2.12%, as compared to an average rate of 1.80% for fiscal year 2014. Our warranty expense, as a percentage of sales, continued to increase during the first nine months of our 2016 fiscal year. For the nine-month period ended October 1, 2016, our recorded warranty expense as a percentage of sales averaged 2.32%. We believe the increases in warranty expense were the result of a significant increase in the number of new manufacturing employees we have hired during the past 18 months to support our growth. Those employees did not have the level of experience and training as our more seasoned employees. We expect that, as those relatively newer employees gain more experience in future quarters, and are exposed to improved training initiatives we have implemented, combined with the use of our new thermal plastic spacer system, an innovative technology for the production of insulated glass, warranty expense, as a percentage of sales, will decline from current levels.

Fair Value Adjustment to Contingent Consideration

The SPA provides for the potential for an earn-out contingency payment to sellers should WinDoor achieve a certain level of sales in the year ended December 31, 2016. Pursuant to the SPA, if WinDoor’s 2016 sales (including both the pre-acquisition and post-acquisition periods of 2016) reach at least $46.0 million, the Company is required to pay 5.9% of WinDoor’s sales, or approximately $2.7 million, up to a maximum sales amount of $51.0 million, or approximately $3.0 million. If WinDoor’s 2016 sales are less than $46.0 million, no payment is required.

The potential undiscounted amount of all future payments that could be required to be paid under the contingent earn-out consideration arrangement is between $0 and $3.0 million. We had recorded an earn-out contingency liability of $3.0 million on the closing date, which represented its then estimated fair value using undiscounted cash flows, based on probability adjusted level of revenues with a range whose minimum was $51.0 million. Based on revised estimates using actual sales through the end of the 2016 third quarter, we concluded the probability is remote that WinDoor’s actual sales for 2016 will reach the $46.0 million minimum level required for the minimum payment of $2.7 million possible under the earn-out contingency arrangement and, therefore, determined that the entire initial estimated fair value of $3.0 million should be reversed. As a result, we recorded an adjustment to the amount of contingent consideration within income from continuing operations in the accompanying condensed consolidated statement of comprehensive income for the nine months ended October 1, 2016.

Interest expense, net

Interest expense was $14.9 million in the first nine months of 2016, an increase of $6.1 million, from $8.8 million in the first nine months of the prior year. During 2016, concurrent with the acquisition of WinDoor in the middle of the first quarter of 2016, we refinanced our then existing credit agreement into the 2016 Credit Agreement, a $270 million senior secured credit facility, which increased our outstanding debt balance to $270 million, up from $197.5 million at the end of 2015. The increase in interest expense was due primarily to the increase in outstanding debt under the new credit facility and resulting increase in average outstanding debt balance during the first nine months of 2016, compared to the first nine months of 2015. Interest expense is also being affected by higher amortization of deferred financing costs and discount. We accelerated the amortization of lenders fees and discount of $0.2 million relating to the term-loan portion of the 2016 Credit Agreement as the result of the voluntary prepayment of $4.0 million we made on September 30, 2016, which is included in interest expense in the accompanying condensed consolidated statements of operations for the nine months ended October 1, 2016.

Debt extinguishment costs

Debt extinguishment costs were $3.4 million in the first nine months of 2016. These costs related to the write-off of deferred financing costs and debt discount in connection with entering into the 2016 Credit Agreement effective on February 16, 2016, which resulted in certain then existing lenders exiting the facility, and certain continuing lenders being considered debt extinguishments in the refinancing. This resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders.

Other expense, net

Other expense, net, was $0.4 million in the first nine months of 2015. The amount in the nine months ended July 4, 2015 relates to the ineffective portions of our aluminum hedges.

Income tax expense

Our income tax expense was $10.3 million for the first nine months of 2016, compared with $13.7 million for the first nine months of 2015. Our effective tax rate for the first nine months of 2016 was 34.5%, and was 40.9% for the first nine months of 2015. Income tax expense in the nine month period ended October 1, 2016, benefitted from federal income tax credits recognized during the third quarter of 2016 for research and development for tax years 2012 through 2015 totaling $0.7 million, taken on the Company’s federal income tax return for 2015 filed during the third quarter of 2016, based on a research and development study performed by the Company.

Income tax expense in the nine month period ended July 4, 2015, includes a $1.6 million discrete item of income tax expense representing income tax expense previously classified within accumulated other comprehensive losses, relating to the intraperiod income taxes on our effective aluminum hedges, allocated to other comprehensive income in the year ended January 2, 2010, which we reversed in the 2015 second quarter, as the result of the culmination of our remaining cash flow hedges. Excluding this discrete item of income tax expense, the effective tax rate for the nine month period ended October 3, 2015, would have been 36.1%.

The effective tax rates in all periods, excluding the effects of the research and development credits in the 2016 period and the discrete item in the 2015 period discussed above, were lower than our combined statutory federal and state tax rate of 38.8% as the result of the estimated impact of the section 199 domestic manufacturing deduction.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first nine months of 2016 was $33.2 million, compared to $21.5 million in the first nine months of 2015.

Direct cash flows from operations for the first nine months of 2016 and 2015 are as follows:

	Direct Operating Cash Flows
	Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015
Collections from customers	$341.5	$288.6
Other collections of cash	3.9	2.8
Disbursements to vendors	(208.2)	(172.6)
Personnel related disbursements	(93.9)	(83.3)
Income taxes refunded (paid)	1.3	(5.9)
Debt service payments	(11.4)	(8.1)

Cash from operations	$33.2	$21.5

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 36 days at October 1, 2016, compared to 35 days at October 3, 2015. DSO’s at October 1, 2016, were affected by certain large projects by CGI, which have longer payment terms.

Inventory on hand as of October 1, 2016, was $30.8 million, compared to $23.1 million at January 2, 2016, an increase of $7.7 million. The increase in inventory was due primarily to the acquisitions of WinDoor and USI.

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

Investing activities. Cash used in investing activities was $114.6 million for the first nine months of 2016, compared to cash used in investing activities of $13.6 million for the first nine months of 2015. We used $101.3 million of cash in the first nine months of 2016 to acquire businesses. Excluding cash used to acquire businesses, there was a decrease in cash used in investing activities due to a decrease in capital expenditures of $0.3 million, which went from $13.6 million in the first nine months of 2015, to $13.3 million in the first nine months of 2016.

Financing activities. Cash provided by financing activities was $49.8 million in the first nine months of 2016, compared to cash provided by financing activities of $4.4 million in the first nine months of 2015, an increase in cash provided of $45.4 million. Cash used for repayments of long-term debt in the first nine months of 2016 was $203.5 million, compared to just $1.5 million in the first nine months of 2015, an increase of $202.0 million. Cash used for payments of long-term debt of $203.5 million in the first nine months of 2016 was the result of the February 2016 refinancing and contemporaneous pay-down of $197.5 million of our then existing credit facility. Since the refinancing, $2.0 million has been repaid as scheduled debt repayments in the first nine months of 2016, compared to $1.5 million in the first nine months of 2015. In addition, we made a voluntary prepayment of $4.0 million on September 30, 2016.

The February 2016 refinancing resulted in $261.0 million in net proceeds from the issuance of long-term debt. In addition, there were payments of financing costs of $7.2 million related to the refinancing. Purchases of treasury stock were $2.8 million in the first nine months of 2016, versus just $4 thousand in the first nine months of 2015, a decrease in cash used of $2.8 million. Proceeds from the exercises of stock options were $1.1 million lower, and there was a decrease in tax benefits from option exercises of $2.6 million.

Capital Resources and Debt Covenant. The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to EBITDA, each as defined in the 2016 Credit Agreement), and is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of October 1, 2016, no test is required as we have not exceeded 20% of our revolving capacity. During 2016, the maximum permitted total net leverage ratio as stated in the 2016 Credit agreement is 4.50:1. We believe that our total net leverage ratio during 2016 will be in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of October 1, 2016, we were in compliance with all affirmative and restrictive covenants.

On February 16, 2016, we entered into the 2016 Credit Agreement, among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in six years that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of October 1, 2016, there were $0.4 million of letters of credit outstanding and $39.6 million available on the revolver.

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

The face value of the 2016 Credit Agreement at the time of issuance was $270 million of which $2.0 million has been repaid as scheduled debt repayments through October 1, 2016. In addition, we made a voluntary prepayment of $4.0 million on September 30, 2016, using internally generated cash on hand. We elected to apply the prepayment against upcoming required principal repayments in direct order of maturity, as permitted under the 2016 Credit Agreement, resulting in no required repayments of principal until the first quarter of 2018. As of October 1, 2016, the face value of debt outstanding under the 2016 Credit Agreement was $264.0 million, and accrued interest was $1.7 million.

The Company incurred third-party fees and costs totaling $1.5 million, and additional lender fees and discount of $14.6 million in the February 2016 refinancing. As a result of the voluntary prepayment of debt discussed above, we accelerated the amortization of lenders fees and discount relating to the term-loan portion of the 2016 Credit Agreement of $0.2 million, which is included in interest expense in the accompanying condensed consolidated statements of operations for the three and nine months ended October 1, 2016.

The activity relating to third-party fees and costs, lender fees and discount for the nine months ended October 1, 2016, are as follows. With our adoption of ASU 2015-03, all debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$6,733
Amortization expense through refinancing	(128)

At time of refinancing	6,605
Add: Fees, costs and OID relating to the 2016 Credit Agreement	16,148
Less: Debt extinguishment costs	(3,431)
Less: Third-party fees and cost classified within SG&A	(627)
Less: Amortization expense after refinancing	(1,697)
Less: Accelerated amortization relating to debt prepayment	(225)

Total	$16,773

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of October 1, 2016, is as follows:

(in thousands)	Total
Remainder of 2016	$672
2017	2,807
2018	3,002
2019	3,187
2020	3,453
2021	3,242
2022	410

Total	$16,773

As a result of the voluntary prepayment of $4.0 million as discussed above, our next scheduled repayment is not until the first quarter of 2018. The contractual future maturities of long-term debt outstanding as of October 1, 2016, are as follows (at face value):

(in thousands)	Total
Remainder of 2016	$—
2017	—
2018	2,075
2019	2,700
2020	2,700
2021	2,700
2022	253,800

Total	$263,975

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first nine months of 2016, capital expenditures were $13.3 million, compared to $13.7 million for the first nine months of 2015. In 2016, we expect to spend approximately $17-$19 million on capital expenditures, primarily including machinery and equipment, and distribution equipment such as tractors and trailers.

Share Repurchase Program. On October 28, 2015, the Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases are made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our 2016 Credit Agreement, and other relevant factors. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at the Company’s discretion, and the program may be suspended, terminated or modified at any time for any reason. During the first nine months of 2016, we made repurchases of 288,183 shares of our common stock at a total cost of $2.7 million, all of which were made during the first quarter. During the remainder of 2016, we may continue to make opportunistic repurchases of our common stock as we see fit.

Contractual Obligations

Other than described below, there have been no significant changes to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 2, 2016.

On February 16, 2016, we entered into the 2016 Credit Agreement. The 2016 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in six years that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement increased our debt level by $72.5 million, our required annual term loan repayments by $0.7 million, and our interest payment obligations by nearly $8 million. We made a voluntary prepayment of borrowings under the 2016 Credit Agreement of $4.0 million on September 30, 2016, using internally generated cash on hand. We elected to apply the prepayment against upcoming required principal repayments in direct order of maturity, as permitted under the 2016 Credit Agreement, resulting in no required repayments of principal until the first quarter of 2018.

To cover its future needs for aluminum, the Company has entered into contracts for future purchases of aluminum with two U.S. vendors of aluminum extrusion. At October 1, 2016, these contracts run through December 2017, and are for a total of 10.7 million pounds of aluminum at an average, delivered price of $0.85 per pound. This average price per pound includes components for the LME and Midwest premium, excluding conversion costs, and represents a contractual commitment totaling $9.1 million as of October 1, 2016. On November 2, 2016, the Company entered into additional contracts for future purchases of aluminum. These contracts run through December 2017, and increase our future purchases of aluminum under contract to 15.3 million pounds at an average, delivered price of $0.86 per pound, increasing our contractual commitment to $13.1 million at November 2, 2016.

Recent Acquisition

On August 31, 2016, CGI Commercial, Inc. (CGIC), a wholly-owned subsidiary of CGI, which is wholly-owned by the Company, entered into an asset purchase agreement (APA) with US Impact Systems Inc. (USI), a Florida corporation doing business primarily in the Miami area of Florida, and its stockholders whereby CGIC purchased the operations and certain assets of, and assumed certain liabilities of USI. USI is an established fabricator of storefront window and door products. The fair value of the consideration transferred in the acquisition was $1.9 million, which has been preliminarily allocated to the assets acquired and liabilities assumed as of the acquisition date, in accordance with ASC 805, “Business Combinations”. This transaction did not have a significant impact on our financial position and is not expected to have a significant impact on our operating results for 2016.

The fair value of consideration transferred of $1.9 million included $1.8 million in cash and $0.1 million held back by CGIC for potential future contingencies, if any. The cash portion of the acquisition was funded with cash on hand. The hold-back amount will be released by CGIC after finalization of post-closing adjustments, if any. The estimated fair values of assets acquired and liabilities assumed on August 31, 2016, included current and other assets totaling $1.9 million, amortizable intangible assets totaling $0.8 million, and goodwill of $0.4 million. The estimated fair value of acquired assets was offset by the assumption of accounts payable and accrued liabilities with estimated fair values totaling $1.2 million.

The APA provides for a deferred purchase price totaling $2.0 million, to be paid to the two selling stockholders of USI who remained with the business as operational consultants. The APA provides that, within three business days of the second anniversary of the transaction date, the selling stockholders shall receive a total of $2.0 million in deferred purchase price, subject to adjustment for early termination penalties, if any, as defined in the APA. As the payment is directly tied to the two selling stockholders, both of whom remain with the acquired operations as employees of the Company, we are accounting for the deferred purchase price as compensation expense on a straight-line basis over the term of the deferral period.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended January 2, 2016. There have been no changes to our critical accounting policies during the first nine months of 2016.

Recently Issued Accounting Standards

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2018, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. This update is effective for our fiscal year beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2016-13 also applies to employee benefit plan accounting, with an effective date of fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements, footnote disclosures and employee benefit plan accounting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at October 1, 2016, of $264.0 million, a 100 basis point increase above the interest rate floor of 100 basis points would result in approximately $2.6 million of additional interest costs annually.

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

Changes in Internal Control over Financial Reporting.

We substantially completed the implementation of our new Enterprise Resource Planning (“ERP”) system during the fourth quarter of the year ended January 2, 2016. The implementation of that ERP system has, among other things, improved user access security and automated a number of accounting, back office and reporting processes and activities, thereby decreasing the amount of manual processes previously required. The implementation of the new ERP system changed our internal control over financial reporting. There was no other change in our internal control over financial reporting that occurred during the year ended January 2, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no repurchases under this program during either of the three month periods ended October 1, 2016, or July 2, 2016. As such, the maximum approximate dollar value of shares that may yet be purchased under the plan of $17.3 million as of April 2, 2016, the end of our 2016 first quarter, remained unchanged during the 2016 second and third quarters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT, INC.
(Registrant)

Date: November 3, 2016	/s/ Bradley West
Bradley West
Senior Vice President and Chief Financial Officer