Form 10-K
period 2016-12-31
PGT Innovations, Inc.
filed 2017-03-10
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-37971

PGT Innovations, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0634715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1070 Technology Drive North Venice, Florida	34275
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(941) 480-1600

Former name, former address and former fiscal year, if changed since last report: PGT, Inc.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common stock, par value $0.01 per share	New York Stock Exchange, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 1, 2016 was approximately $495,523,663 based on the closing price per share on that date of $10.42 as reported on the NASDAQ Global Market.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of March 1, 2017, was 49,318,149.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The Company’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PGT Innovations, Inc.

PART I

Item 1.	BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Description of the Company

On December 14, 2016, we announced the unveiling of our new name, PGT Innovations, Inc. (PGTI), formerly PGT, Inc. The name change is part of our strategy to bring together under a single identity our three, go-to-market brands serving all levels of the premium impact-resistant window and door market, from mass-custom to high-end, luxury products which we believe are the most cutting-edge, technologically advanced window and door products in the industry. We pioneered the U.S. impact-resistant window and door industry. By bringing together our three brands, PGT® Custom Windows & Doors, CGI®, and WinDoor®, under the umbrella of the PGT Innovations, Inc. name, we believe solidifies our position as the leading manufacturer and supplier of residential impact-resistant windows and doors in the U.S.

Our PGT impact-resistant products, which are marketed under the WinGuard® brand name, combine heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris by maintaining their structural integrity and substantially reducing the likelihood of penetration by impacting objects. Impact-resistant windows and doors satisfy stringent building codes in hurricane-prone coastal states and provide an attractive alternative to shutters and other “active” forms of hurricane protection that require installation and removal before and after each storm. Combining the impact resistance of WinGuard, with our insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs. We also manufacture non-impact resistant products in both aluminum and vinyl frames. Our current market share in Florida which is the largest U.S. impact-resistant window and door market, is greater than that of any of our competitors.

On September 22, 2014, we completed the acquisition of CGI Windows and Doors Holdings, Inc. (CGI) which became a wholly-owned subsidiary of PGT Industries, Inc. CGI was established in 1992 and has consistently built a reputation based on designing and manufacturing quality impact-resistant products that meet or exceed the stringent Miami-Dade County impact standards. Today, CGI continues to lead as an innovator in product craftsmanship, strength and style, and we believe its brands are highly recognized and respected by the architectural community. CGI product lines include the Estate Collection, Sentinel by CGI, Estate Entrances, Commercial Series and Targa by CGI. On July 25, 2016, the Company created CGI Commercial, Inc. (CGIC), a Florida corporation. CGIC is a wholly-owned subsidiary of CGI. CGIC was created for the purpose of acquiring the operations of US Impact Systems, Inc. (USI), a Florida corporation doing business primarily in the Miami area of Florida. USI is an established fabricator of storefront window and door products. CGIC, under the CGI brand, is the entity we use to market and sell our commercial storefront system products.

On February 16, 2016, we completed the acquisition of WinDoor, Incorporated (WinDoor), a provider of high-performance, impact-resistant windows and doors for five-star resorts, luxury high-rise condominiums, hotels and custom residential homes. WinDoor is now a wholly-owned subsidiary of PGT Industries, Inc. At its manufacturing and administrative facilities in Orlando, Florida, WinDoor manufactures high-end, high-quality aluminum and thermally-broken aluminum products, featuring sliding glass doors, terrace doors, and windows.

At our manufacturing facilities in North Venice, Orlando, and Miami, Florida, where collectively we have over 2,600 employees, we produce fully-customized windows and doors for the luxury, premium and mass-custom markets, and have glass insulating, tempering and laminating facilities, which provide us with a consistent source of impact-resistant laminated and insulated glass, shorter lead times, and lower costs relative to third-party sourcing.

The geographic regions in which we currently conduct business include the Southeastern U.S., Gulf Coast, Coastal mid-Atlantic, the Caribbean, Central America, and Canada. We distribute our products through multiple channels, including approximately 1,300 window distributors, building supply distributors, window replacement dealers and enclosure contractors. This broad distribution network provides us with the flexibility to meet demand as it shifts between the residential new construction and repair and remodeling end markets.

History

Our subsidiary, PGT Industries, Inc., a Florida Corporation, was founded in 1980 as Vinyl Tech, Inc. The PGT brand was established in 1987, and we introduced our WinGuard branded product line in the aftermath of Hurricane Andrew in 1992. CGI became a wholly-owned subsidiary of PGT Industries, Inc. on September 22, 2014. WinDoor became a wholly-owned subsidiary of PGT Industries, Inc. on February 16, 2016. CGIC became a wholly-owned subsidiary of CGI on August 31, 2016.

PGT Innovations, Inc. is a Delaware corporation formed on December 16, 2003, and on June 27, 2006, we became a publicly listed company on the NASDAQ Global Market (NASDAQ) under the symbol “PGTI”. Prior to changing its name to PGT Innovations, Inc., which was announced on December 14, 2016, the Company was named PGT, Inc. Effective on December 28, 2016, the listing of the Company’s common stock was transferred to the New York Stock Exchange (NYSE) from the NASDAQ. On that date, the Company’s common stock began trading on the NYSE under its existing ticker symbol of “PGTI”.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We operate as one segment, the manufacture and sale of windows and doors. Additional required information is included in Item 8.

NARRATIVE DESCRIPTION OF BUSINESS

Our Products

We manufacture complete lines of high-end, luxury, premium, and mass-custom fully customizable aluminum and vinyl windows and doors and porch enclosure products targeting both the residential new construction and repair and remodeling end markets. All of our products carry one of our three brand names, and our consumer-oriented products carry an additional, trademarked product name. PGT’s products carry the PGT® Custom Windows & Doors brand and carry the trademarked product names of WinGuard, WinGuard Vinyl and EnergyVue, and Eze-Breeze. CGI’s products carry the CGI® brand and also carry the trademarked product names of Estate Collection, Sentinel by CGI, Estate Entrances, Commercial Series and Targa by CGI. Also, under CGI, CGIC sells the Company’s commercial storefront system. WinDoor’s products carry the WinDoor® brand and carry various product names, including its 3000 and 4000 Series aluminum windows, its 6000, 7000 and 8000 Series aluminum sliding glass doors, and its 9000 Series thermally broken windows and doors.

PGT Custom Windows & Doors

WinGuard. WinGuard is an impact-resistant product line that combines heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris and satisfies increasingly stringent building codes. Our marketing and sales of the WinGuard product line is primarily targeted at hurricane-prone coastal states in the U.S., as well as the Caribbean and Central America. Combining the impact resistance of WinGuard with our insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs. In the first quarter of 2015, we announced the launch of our new WinGuard Vinyl line of windows and doors, our all-new impact-resistant vinyl window designed to offer some of the highest design pressures available on impact-resistant windows and doors, in an attractive modern profile, with larger sizes capable of handling the toughest hurricane codes in the country. It also protects against flying debris, intruders, outside noise and UV rays, making it a top choice for customers seeking an impact-resistant window.

EnergyVue. EnergyVue is our non-impact vinyl window featuring energy-efficient insulating glass and multi-chambered frames that meet or exceed ENERGY STAR® standards in all climate zones to help consumers save on energy costs. The new design has a refined modern profile combined with robust construction to make larger sizes and higher design pressures an unparalleled offering. We rounded out the line with one of the industry’s most extensive selection of frame colors and a variety of hardware finishes, glass tints, grid styles and patterns for our customers. We announced the launch of EnergyVue in the first quarter of 2015.

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

CGI

Estate Collection. Our Estate Collection of windows and doors is CGI’s premium, high-end aluminum impact-resistant product line. These windows and doors can be found in elegant homes, prestigious resorts, hotels, schools and office buildings. Our Estate Collection combines best-in-class performance against hurricane force damage with architectural-grade quality, handcrafted details and superior engineering. Similar to WinGuard, Estate windows and doors protect and insulate against many external events, from hurricanes to UV protection, outside noise and forced entry. Estate’s aluminum frames are much thicker than many of our competitors’ frames, making it an excellent choice for any coastal area prone to hurricanes.

Sentinel. Sentinel is a complete line of aluminum impact-resistant windows and doors from CGI that provides exceptional quality, craftsmanship, energy efficiency and durability at an affordable price. Sentinel windows and doors are manufactured to enhance the aesthetics of the home while delivering protection from the most extreme coastal conditions. Sentinel is custom manufactured to exact sizes within our wide range of design parameters, therefore, reducing on-site construction costs. In addition, Sentinel’s frame depth is designed for both new construction and replacement applications resulting in faster, less intrusive installations.

Targa. Targa is CGI’s line of vinyl energy-efficient, impact-resistant windows designed specifically to exceed the Florida impact codes, the most stringent impact standards in the U.S. Targa windows enhance the aesthetics of a home and are low maintenance windows with long-term durability, and environmental compatibility.

Commercial Storefront System. Our Commercial Storefront window system and entry doors are engineered to provide a flexible yet economical solution for a variety of applications. Our system provides easy fabrication and assembly, while also reducing installation time and challenges.

WinDoor

Aluminum Doors and Windows. WinDoor produces a wide array of high-end, luxury aluminum doors and windows, including impact and non-impact sliding glass doors and terrace doors, fixed picture windows, single hung windows, and horizontal rolling windows. All of WinDoor’s aluminum windows are available in impact and non-impact versions, and are made from heavy-duty, robust materials and meet or exceed ENERGY STAR® standards in all climate zones to help consumers save on energy costs.

Thermally Broken Doors and Windows. WinDoor produces a variety of aluminum thermally broken doors and windows. WinDoor’s thermally broken products provide the strength of aluminum with the energy ratings usually only seen in vinyl products. All of WinDoor’s thermally broken products are available in multiple shapes and sizes while earning high performance ratings on high impact and non-impact certifications, and meet or exceed ENERGY STAR® standards in all climate zones to help consumers save on energy costs.

Sales and Marketing

Our sales strategy primarily focuses on attracting and retaining distributors and dealers with an expectation of consistently providing exceptional customer service, leading product designs and quality, and competitive pricing all using our advanced knowledge of building code requirements and technical expertise.

Our marketing strategy is designed to reinforce the high quality of our products and focuses on both coastal and inland markets. We support our markets through print and web-based advertising, consumer, dealer, and builder promotions, and selling and collateral materials. We also work with our dealers and distributors to educate architects, building officials, consumers and homebuilders on the advantages of using impact-resistant and energy-efficient products. We market our products based on our expectations of quality, building code compliance, outstanding service, shorter lead times, and on-time delivery using our fleet of trucks and trailers.

Our Customers

We have a highly diversified base of approximately 1,300 window distributors, building supply distributors, window replacement dealers and enclosure contractors. Our largest customer accounts for approximately 3% of net sales and our top ten customers account for approximately 20% of net sales. Our sales are comprised of residential new construction and home repair and remodeling end markets, which represented approximately 42% and 58% of our sales, respectively, during 2016. This compares to 41% and 59%, respectively, in 2015.

We do not supply our products directly to homebuilders, but believe demand for our products is also a function of our strong relationships with a number of national homebuilders.

Materials and Supplier Relationships

Our primary manufacturing materials include aluminum and vinyl extrusions, glass, ionoplast, and polyvinyl butyral. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. While most of our materials are typically available from other sources, we would not be able to quickly transition to alternative sources on short-notice in many instances, due, for example, to the length of time it would take us to complete testing and certifications related to impact-resistance and for the alternative source of supply to create the customized equipment and tooling necessary to provide the materials and components to us. Aluminum and vinyl extrusions accounted for approximately 38% of our material purchases during fiscal year 2016. Sheet glass, which is sourced from two major national suppliers, accounted for approximately 13% of our material purchases during fiscal year 2016. Sheet glass that we purchase comes in various sizes, tints, and thermal properties. From the sheet glass purchased, we produce most of our own laminated glass needs. However, in 2016 and 2015 due to some temporary capacity constraints, we purchased some of our laminated glass needs from one major national supplier. This finished laminated glass made up approximately 17% of our material purchases in fiscal year 2016. Polyvinyl butyral and ionoplast, which are both used as inner layer in laminated glass, accounted for approximately 11% of our material purchases during fiscal year 2016.

Backlog

As of December 31, 2016, our backlog was $40.6 million. As of January 2, 2016, our backlog was $31.6 million. Our backlog consists of orders that we have received from customers that have not yet shipped, and we expect that substantially all of our current backlog will be recognized as sales in the first quarter of 2017, due in part to our lead times which range from one to five weeks.

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

Manufacturing

Our manufacturing facilities are located in Florida where we produce customized products. The manufacturing process typically begins in our glass plant where we cut, temper, laminate, and insulate sheet glass to meet specific requirements of our customers’ orders.

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

International Window and Door Manufacturers: This group of competitors consists of non-U.S. companies that have created entities and established manufacturing operations within Florida, and have an increasing presence in the South Florida region as suppliers of windows and doors, primarily for high-rise buildings.

Active Protection: This group of competitors consists of manufactures that produce shutters and plywood, both of which are used to actively protect openings. Our impact windows and doors represent passive protection, meaning, once installed, no activity is required to protect a home from storm related hazards.

The principal methods of competition in the window and door industry are the development of long-term relationships with window and door dealers and distributors, and the retention of customers by delivering a full range of high-quality products on time while offering competitive pricing and flexibility in transaction processing. Trade professionals such as contractors, homebuilders, architects and engineers also engage in direct interaction with manufacturers, and look to the manufacturer for training and education related to products and codes. Although some of our competitors may have greater geographic scope and access to greater resources and economies of scale than do we, we believe our leading position in the U.S. impact-resistant window and door market, and the award winning designs and high quality of our products, position us well to meet the needs of our customers.

Environmental Considerations

Although our business and facilities are subject to federal, state, and local environmental regulation, environmental regulation does not have a material impact on our operations, and we believe that our facilities are in material compliance with such laws and regulations.

Employees

As of the end of 2016, we employed approximately 2,600 people, none of whom were represented by a collective bargaining unit. We believe we have good relations with our employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Our domestic and international net sales for each of the three years ended December 31, 2016, January 2, 2016, and January 3, 2015, are as follows (in millions):

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
Domestic	$442.7	$371.0	$295.8
International	15.9	18.8	10.6

Total net sales	$458.6	$389.8	$306.4

AVAILABLE INFORMATION

Our Internet address is www.pgtinnovations.com. Through our Internet website under “Financial Information” in the Investors section, we make available free of charge, as soon as reasonably practical after such information has been filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Also available through our Internet website under “Corporate Governance” in the Investors section are our Code of Business Conduct and Ethics and our supplemental Code of Ethics for Senior Officers. We are not including this or any other information on our website as a part of, nor incorporating it by reference into this Form 10-K, or any of our other SEC filings. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

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

We are subject to fluctuations in the prices of our raw materials. We experience significant fluctuations in the cost of our raw materials, including aluminum extrusion, vinyl extrusion, polyvinyl butyral and glass. A variety of factors over which we have no control, including global demand for aluminum, fluctuations in oil prices, speculation in commodities futures and the creation of new laminates or other products based on new technologies impact the cost of raw materials which we purchase for the manufacture of our products. These factors may also magnify the impact of economic cycles on our business. While we attempt to minimize our risk from severe price fluctuations by entering into aluminum forward contracts to hedge these fluctuations in the purchase price of aluminum extrusion we use in production, substantial, prolonged upward trends in aluminum prices could significantly increase the cost of the unhedged portions of our aluminum needs and have an adverse impact on our results of operations. We anticipate that these fluctuations will continue in the future. While we have entered into supply agreements with major producers of our primary raw materials that we believe provides us with reliable sources for certain of our raw materials with stable pricing on favorable terms, if one or both parties to the agreements do not satisfy the terms of the agreements, they may be terminated which could result in our inability to obtain certain raw materials on commercially reasonable terms having an adverse impact on our results of operations. While historically we have to some extent been able to pass on significant cost increases to our customers, our results between periods may be negatively impacted by a delay between the cost increases and price increases in our products.

We rely on a limited number of outside suppliers for certain key components and materials. We obtain a significant portion of our key raw materials, such as glass, aluminum and vinyl components, from a few key suppliers. If any of these suppliers is unable to meet its obligations under present or any future supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials, and may suffer a significant interruption in our ability to manufacture our products. Any interruption of supply or any price increase of raw materials could have a material adverse effect on our business and results of operations. If we are required to obtain an alternate source for these materials or components, we may not be able to obtain pricing on as favorable terms or on terms comparable to our competitors. Additionally, we may be forced to pay additional transportation costs or to invest in capital projects or costly product redesigns, and perform costly new product certification testing with respect to our impact-resistant products, in connection with moving to any alternate source of supply. A vendor may also choose, subject to existing contracts, to modify its relationship due to general economic concerns or concerns relating to the vendor or us, at any time. Any significant change in the terms that we have with our key suppliers could materially adversely affect our financial condition and liquidity, as could significant additional requirements from our suppliers that we provide them additional security in the form of prepayments or with letters of credit.

Sales fluctuations to and changes in our relationships with key customers could have a material adverse effect on our financial condition, liquidity or results of operations. Some of our business lines and markets are dependent on a few key customers, including dealers. We generally do not enter into written or long-term agreements with our customers. The loss, reduction, or fluctuation of sales to one of these major customers, or any adverse change in our business relationship with any one or more of them, could have a material adverse effect on our financial condition, liquidity or results of operations.

We rely on third party transportation, which subjects us to risks and costs that we cannot control, and which risks and costs may materially adversely affect our operations. We rely on third party trucking companies to transport raw materials to the manufacturing facilities used by each of our businesses and, to a lesser degree, to ship finished products to customers. These transport operations are subject to various hazards and risks, including extreme weather conditions, work stoppages and operating hazards, as well as interstate transportation regulations. In addition, the methods of transportation we utilize may be subject to additional, more stringent and more costly regulations in the future. If we are delayed or unable to ship finished products or unable to obtain raw materials as a result of any such new regulations or public policy changes related to transportation safety, or these transportation companies fail to operate properly, or if there were significant changes in the cost of these services due to new or additional regulations, or otherwise, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship goods, which could result in a material adverse effect on our revenues and costs of operations. Transportation costs represent a significant part of our cost structure. If our transportation costs increased substantially, due to prolonged increases in fuel prices or otherwise, we may not be able to control them or pass the increased costs onto customers, and our profitability would be negatively impacted.

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

The industry in which we compete is highly competitive. The window and door industry is highly competitive. We face significant competition from numerous small, regional producers, as well as certain national producers. Any of these competitors may (i) foresee the course of market development more accurately than do we, (ii) develop products that are superior to our products, (iii) have the ability to produce similar products at a lower cost or compete more aggressively in pricing, or (iv) adapt more quickly to new technologies or evolving customer requirements than do we. Additionally, some of the competitors of our businesses are larger and have greater financial and other resources and less debt than we. Accordingly, these competitors may be better able to withstand changes in conditions within the industries and markets in which we operate and may have significantly greater operating and financial flexibility than we have. Moreover, barriers to entry are low in most product lines and new competitors may enter our industry, especially if the market for impact-resistant windows and doors continues to expand. An increase in competition from other window and door building products manufacturers or alternative building materials could cause us to lose customers and lead to decreases in net sales and profitability. To the extent we lose customers in the renovation and remodeling markets, we would likely have to market more to the new home construction market, which historically has experienced more significant fluctuations in demand.

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

We have incurred additional indebtedness and may incur additional indebtedness in the future. We have incurred additional indebtedness under our credit facilities as a result of increasing our borrowing levels to fund acquisitions, and to provide for up to $40 million of revolving credit borrowings. We and our subsidiaries may incur additional indebtedness in the future to fund additional acquisitions and/or to borrow under our revolving credit facility to fund working capital needs. If new debt is added to our current debt levels, certain risks which we currently do not consider significant could intensify.

Our level of indebtedness could adversely affect our ability to operate our business. Our level of indebtedness could have important consequences on our business. For example, it could, among other things:

•	require us to dedicate a portion of our cash flow from operations to payments on our debt, reducing the amount of cash flow available for other purposes, such as capital expenditures, acquisitions, dividends and working capital;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	place us at a disadvantage compared to our competitors that have less debt and, thus, may have greater flexibility to use their cash flows to pursue business opportunities that may improve their businesses and financial performance;

•	increase our cost of borrowing; and

•	limit the amount of additional debt we could borrow.

In addition, our current debt instruments contain various covenants that limit our ability to operate our business. Our credit facility contains various provisions that limit our ability to, among other things, transfer or sell assets, including the equity interests of our subsidiaries, or use asset sale proceeds; pay dividends or distributions on our capital stock, make certain restricted payments or investments; create liens to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and engage in unrelated business activities.

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

We depend on hiring an adequate number of hourly employees to operate our business and are subject to government regulations concerning these and our other employees, including wage and hour regulations. Our workforce is comprised primarily of employees who work on an hourly basis. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. In certain areas where we operate, there is significant competition for employees. The lack of availability of an adequate number of hourly employees, or our inability to attract and retain them, or an increase in wages and benefits to current employees could adversely affect our business, results of operations, cash flows and financial condition. We are subject to applicable rules and regulations relating to our relationship with our employees, including wage and hour regulations, health benefits, unemployment and payroll taxes, overtime and working conditions and immigration status. Accordingly, federal, state or local legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

We may be adversely affected by any disruptions to our manufacturing facilities or disruptions to our customer, supplier, or employee base. Our manufacturing and operating facilities are located in Florida, which is a hurricane-sensitive area. Any disruption to our facilities resulting from hurricanes and other weather-related events, fire, an act of terrorism, or any other cause could damage a significant portion of our inventory, affect our distribution of products, and materially impair our ability to distribute our products to customers. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, if there are disruptions to our customer and supplier base or to our employees caused by hurricanes, our business could be temporarily adversely affected by higher costs for materials, increased shipping and storage costs, increased labor costs, increased absentee rates, and scheduling issues. Furthermore, some of our direct and indirect suppliers have unionized work forces, and strikes, work stoppages, or slowdowns experienced by these suppliers could result in slowdowns or closures of their facilities. Any interruption in the production or delivery of our supplies could reduce sales of our products and increase our costs.

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

We conduct all of our operations through our subsidiaries, and rely on payments from our subsidiaries to meet all of our obligations. We are a holding company and derive all of our operating income from our subsidiary, PGT Industries, Inc., and its subsidiaries, CGI Windows and Doors, Inc., and WinDoor, Incorporated. All of our assets are held by our subsidiaries, and we rely on the earnings and cash flows of our subsidiaries to meet our obligations. The ability of our subsidiaries to make payments to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdictions of organization (which may limit the amount of funds available for distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, including our credit facilities, and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2016, we have no material weaknesses in our internal control over financial reporting, we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to maintain our internal control over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or by the New York Stock Exchange. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

We are exposed to risks relating to the continued expansion of our glass operations. We expanded our glass processing capacity with the completion of a new multi-million dollar facility in 2014, and are proceeding with the purchase of additional equipment. While we anticipate cost savings will result from increasing our capacity and internalizing our processing capabilities for processing glass, there is always the potential risk that we may not utilize our equipment efficiently or effectively or that we may incur other operational efficiencies, which could negatively affect our financial results.

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

We made significant acquisitions late in the third quarter of 2014, and again in February 2016 of companies that sell products similar to PGT’s own impact-resistant line of products in PGT’s primary market of Florida. Late in the third quarter of 2014, we acquired CGI Windows and Doors, Inc. CGI produces the Estate, Sentinel and Targa lines of impact-resistant branded products which are very similar to our WinGuard line of impact-resistant branded products. In February 2016, we acquired WinDoor. WinDoor produces impact-resistant windows and sliding glass and terrace doors, similar to PGT and CGI. Nearly all of CGI’s and WinDoor’s sales are in Florida, PGT’s primary market. We believe that adding CGI’s and WinDoor’s branded products and presence in Florida to PGT’s already successful, established line of branded products in Florida will benefit PGT through higher sales and market share. However, no assurances can be given that the combination of these three lines of branded products within a single company will not result in dilution of these brands, resulting in loss of market share and demand for these products.

We may evaluate asset dispositions, acquisitions, joint ventures and other transactions that may impact our results of operations, and we may not achieve the expected results from these transactions. From time to time, and subject to the agreements governing our existing debt or otherwise, we may enter into agreements to and engage in business combinations, purchases of assets or contractual arrangements or joint ventures. Subject to the agreements governing our existing debt or otherwise, some of these transactions may be financed with our additional borrowings. The integration of any business we may acquire may be disruptive to us and may result in a significant diversion of management attention and operational resources. Additionally, we may suffer a loss of key employees, customers or suppliers, loss of revenues, increases in costs or other difficulties. If the expected efficiencies and synergies from any such transactions are not fully realized, our results of operations could be adversely affected, because of the costs associated with such transactions or otherwise. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term. In addition, if the goodwill, indefinite-lived intangible assets, or other intangible assets that we may acquire are determined to be impaired in the future, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined, which could be significant. The failure to realize the expected long-term benefits of any one or more of these transactions could have a material adverse effect on our financial condition or results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We have the following properties as of December 31, 2016:

	Manufacturing	Support	Storage
		(in square feet)
Owned:
Main Plant and Corporate Office, North Venice, FL	348,000	15,000	—
Glass tempering and laminating, North Venice, FL	80,000	—	—
New glass facility, North Venice, FL	96,000	—	—
Insulated Glass, North Venice, FL	42,000	—	—
PGT Wellness Center, North Venice, FL	—	3,600	—
Leased:
James Street Storage, Venice, FL	—	—	15,000
Center Court, Venice, FL	19,600	15,400	—
Endeavor Court, Nokomis, FL	—	2,300	—
Endeavor Court, Nokomis, FL	—	6,100	—
Technology Park, Nokomis, FL	—	—	1,800
Sarasota Warehouse, Bradenton, FL	—	—	48,000
Plant and Administrative Offices, Miami, FL (CGI)	90,000	17,000	—
Light manufacturing and Storage, Doral, FL (CGI)	5,000	—	30,000
Plant and Administrative Offices, Orlando, FL (WinDoor)	300,000	20,000	—
Plant and Administrative Offices, Miami, FL (CGIC)	30,000	10,000	—

Total square feet	1,010,600	89,400	94,800

On August 31, 2016, we acquired USI under CGIC. CGIC manufactures our commercial storefront systems products from its approximately 40,000 square foot manufacturing and administrative facility in Miami, Florida. This facility is leased by CGIC. We expect to combine the operations of CGI and CGIC into a single, new leased facility, currently being constructed in the Miami area, by the end of 2017. Facility leases of both CGI and CGIC expire at the end of 2017.

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

We also own three parcels of undeveloped land in North Venice, Florida, available for any future construction needs we may have.

Our leases discussed above expire between December 2017 and February 2021. Each of the leases provides for a fixed annual rent. The leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

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

Effective on December 28, 2016, our Common Stock began trading on the New York Stock Exchange under its then existing symbol of “PGTI”. Prior to this change, our Common Stock traded on the NASDAQ Global Market ® under the symbol “PGTI”. On March 7, 2017, the closing price of our Common Stock was $10.10 as reported on the New York Stock Exchange. The approximate number of stockholders of record of our Common Stock on that date was 50, although we believe that the number of beneficial owners of our Common Stock is substantially greater.

The table below sets forth the price range of our Common Stock during the periods indicated:

	High	Low
2016
1st Quarter	$11.76	$8.69
2nd Quarter	$11.24	$9.38
3rd Quarter	$12.49	$10.20
4th Quarter	$12.15	$9.50

	High	Low
2015
1st Quarter	$11.38	$8.28
2nd Quarter	$15.35	$10.63
3rd Quarter	$16.28	$11.56
4th Quarter	$14.05	$9.77

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graphs compare the percentage change in PGT Innovations, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the Standard & Poor’s Building Products Index and the NASDAQ Composite Index over the period from January 1, 2012, to December 31, 2016.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN

AMONG PGT INNOVATIONS, INC., THE NASDAQ COMPOSITE INDEX,

AND THE S&P BUILDING PRODUCTS INDEX

*	Graph shows returns generated as if $100 were invested on January 1, 2012 for 60 months ending December 31, 2016, in PGTI stock or in the SPDR S&P Homebuilders EFT Fund, which is an exchange-traded fund that seeks to replicate the performance of the S&P Homebuilders Select Industry Index.
**	The Company’s common stock currently trades on the NYSE. Over the 5-year period covered by this comparison, the Company’s common stock traded on the NASDAQ Global Market.

Item 6.	SELECTED FINANCIAL DATA

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

Selected Consolidated Financial Data (in thousands except per share data)	Year Ended December 31, 2016	Year Ended January 2, 2016	Year Ended January 3, 2015	Year Ended December 28, 2013	Year Ended December 29, 2012
Net sales	$458,550	$389,810	$306,388	$239,303	$174,540
Cost of sales	318,452	270,678	213,596	159,169	114,872

Gross profit	140,098	119,132	92,792	80,134	59,668
Selling, general and administrative expenses	83,995	68,190	56,377	54,594	47,094
Fair value adjustment to contingent consideration (1)	(3,000)	—	—	—	—
Gain on sale of assets held (2)	—	—	—	(2,195)	—

Income from operations	59,103	50,942	36,415	27,735	12,574
Interest expense	20,125	11,705	5,960	3,520	3,437
Debt extinguishment costs	3,431	—	2,625	333	—
Other expense, net (3)	—	388	1,750	437	72

Income before income taxes	35,547	38,849	26,080	23,445	9,065
Income tax expense (benefit)	11,800	15,297	9,675	(3,374)	110

Net income	$23,747	$23,552	$16,405	$26,819	$8,955

Net income per common share:
Basic	$0.49	$0.49	$0.35	$0.55	$0.17
Diluted	$0.47	$0.47	$0.33	$0.51	$0.16
Weighted average shares outstanding:
Basic	48,856	48,272	47,376	48,881	53,620
Diluted	50,579	50,368	49,777	52,211	55,262
Other financial data:
Depreciation	$9,577	$7,008	$4,534	$4,622	$5,731
Amortization	6,096	3,413	1,446	6,458	6,502

	As Of December 31, 2016 (6)	As Of January 2, 2016 (4)	As Of January 3, 2015 (4)(5)	As Of December 28, 2013 (4)	As Of December 29, 2012 (4)
Balance Sheet data:
Cash and cash equivalents	$39,210	$61,493	$42,469	$30,204	$18,743
Total assets	436,648	344,028	304,587	151,800	139,461
Total debt, including current portion	247,873	190,767	191,752	75,186	35,644
Shareholders’ equity	132,519	106,961	73,976	49,075	74,210

(1)	Relates to reversal of liability for contingent consideration. See Note 4 under “Acquisition of WinDoor, Inc.”, in Item 8.
(2)	Relates to the sale of the Salisbury, NC facility. The net selling price of the facility was approximately $7.5 million and the carrying value of the asset at the time of sale was $5.3 million.
(3)	Other expense, net, includes fair value adjustments on derivative financial instruments.
(4)	Total assets and total debt, including current portion, changed from amounts previously reported due to the reclassification of deferred financing costs pursuant to ASU 2015-03. See Note 3 in Item 8.
(5)	Late in the third quarter of 2014, we acquired CGI. See Note 4 in Item 8.
(6)	Mid-first quarter of 2016, we acquired WinDoor. See Note 4 in Item 8.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

Sales and Operations

Our sales grew 17.6%, to $458.6 million, a company record. This increase resulted from the addition of WinDoor, which added $38.2 million of sales in 2016 from its February 16, 2016, acquisition date. Our sales grew organically by 7.8% in 2016. This rate of organic growth in 2016 was lower than in recent prior years as the result of softness in the high-end, luxury market that we believe was the result of several factors, including the impacts of the strength of the dollar on the purchasing power of our international customers, and the uncertainty surrounding the effects of the outcome of the U.S. Presidential election on the stock markets and the overall economy. However, since the election, the stock markets continue to set records, and every measure of consumer sentiment indicates consumer confidence is at near record highs. We also capitalized on our core competencies by leveraging our long-standing leadership position in the mass-custom market, which drove a 44.6% percent increase in vinyl impact product sales for the year.

Gross profit was $140.1 million, which increased 17.6%. Our net income was $23.7 million, an increase of $0.1 million when compared to 2015’s net income of $23.6 million.

In terms of sales strategies, we continued to leverage our strong presence in our core market, Florida, which included the acquisition of WinDoor in 2016, which added to our market share. We also continued to establish programs and partnerships with national accounts to increase our sales presence. As a result of our efforts and the improving macro-economic conditions, specifically in Florida, sales during 2016 increased $68.8 million, or 17.6%, compared to 2015. New construction sales increased $32.2 million, or 20.2%, while repair and remodel sales increased by $36.6 million, or 15.9%. By region, our sales in Florida increased $69.5 million, or 20.2%, and sales in the out of state markets increased $2.2 million, or 8.3%. Sales in the international markets decreased $2.9 million, or 15.5%.

Liquidity and Cash Flow

During 2016, we generated $46.4 million in cash flow from operations, an increase of $13.9 million over last year, and which was used to fund working capital needs, service our long-term debt, and for capital expenditures of $17.7 million, including the addition of two new Thermal Plastic Spacer (TPS) system glass lines, and the continued addition of equipment for our glass processing facility of which we completed construction in 2014.

In February 2016, we entered into a new senior secured credit facility which increased the term loan component of our borrowings to $270 million and has a $40 million revolving line of credit (2016 Credit Agreement). We used proceeds under this new facility, combined with approximately $43 million of cash on hand to acquire WinDoor, including related financing costs, and to repay then existing borrowings of $197.5 million under our 2014 credit facility. As discussed in “Liquidity and Capital Resources – Subsequent Event”, we amended and repriced the $264 million term loan facility of our 2016 Credit Agreement, which resulted in a one percentage point reduction in the stated interest rate of the facility. The Company estimates that this repricing will reduce cash debt service costs by more than $2.6 million over the next year, and by approximately $13 million over the term of the facility.

During 2016, we repurchased 299,988 shares of our common stock at a total cost of $2.8 million, including 288,183 shares at a total cost of $2.7 million under the plan approved by the Board of Directors discussed below, and 11,805 shares purchased at a total cost of approximately $0.1 million, and immediately retired, from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

On October 28, 2015, the Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases will be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our 2016 Credit Agreement, and other relevant factors. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at the Company’s discretion, and the program may be suspended, terminated or modified at any time for any reason. In the future, we may make opportunistic repurchases of our common stock as we see fit.

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

	Year Ended			Percent Change
	December 31, 2016	January 2, 2016	January 3, 2015	Increase / (Decrease)
				2016-2015	2015-2014
(in thousands, except per share amounts)
Net sales	$458,550	$389,810	$306,388	17.6%	27.2%
Cost of sales	318,452	270,678	213,596	17.6%	26.7%

Gross profit	140,098	119,132	92,792	17.6%	28.4%
Gross margin	30.6%	30.6%	30.3%
SG&A expenses	83,995	68,190	56,377	23.2%	21.0%
SG&A expenses as a percentage of net sales	18.3%	17.5%	18.4%
Fair value adjustment to contingent consideration	(3,000)	—	—

Income from operations	59,103	50,942	36,415
Interest expense, net	20,125	11,705	5,960
Debt extinguishment costs	3,431	—	2,625
Other expenses, net	—	388	1,750
Income tax expense	11,800	15,297	9,675

Net income	$23,747	$23,552	$16,405

Net income per common share:
Basic	$0.49	$0.49	$0.35

Diluted	$0.47	$0.47	$0.33

2016 Compared with 2015

Net sales

Net sales for 2016 were $458.6 million, a $68.8 million, or 17.6%, increase in sales from $389.8 million in the prior year.

The following table shows net sales classified by major product category (in millions, except percentages):

	Year Ended
	December 31, 2016		January 2, 2016
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant window and door products	$381.6	83.2%	$319.2	81.9%	19.6%
Non-impact window and door products	77.0	16.8%	70.6	18.1%	8.9%

Total net sales	$458.6	100.0%	$389.8	100.0%	17.6%

Net sales of our impact window and door products, which include our PGT WinGuard products, as well as all of CGI’s products and the substantial majority of WinDoor’s products, were $381.6 million in 2016, an increase of $62.4 million, or 19.6%, driven by an increase in sales of our WinGuard products, primarily our vinyl WinGuard products, and also the inclusion of WinDoor’s impact sales of $37.0 million during the post-acquisition period in 2016. Included in sales of our impact-resistant window and door products were $277.9 million of aluminum impact sales, an increase of $30.4 million, or 12.3%, and $103.7 million of vinyl impact sales, an increase of $32.0 million, or 44.6%.

Sales of our non-impact window and door products increased by $6.4 million, or 8.9%, including $1.2 million from WinDoor. Included in sales of our non-impact window and door products were $26.9 million of aluminum non-impact sales, a decrease of $0.1 million, or 0.6%, and $50.1 million of vinyl non-impact sales, an increase of $6.5 million, or 14.8%.

Gross profit and gross margin

Gross profit was $140.1 million in 2016, an increase of $21.0 million, or 17.6%, from $119.1 million in the prior year. The gross margin percentage was 30.6% in 2016, unchanged compared to the prior year. Adjusting for costs relating to product line relocations and terminations, and installation of our two new TPS system glass lines in 2016 totaling $1.6 million, and costs related to our ERP systems conversion, new product launch costs, and glass line installation in the 2015 totaling $5.1 million, gross margin was 30.9% in 2016, compared to 31.9% in 2015, respectively, representing a decrease of 1.0%. Gross margin was positively impacted by several factors, including the addition of WinDoor, which benefitted gross margin by 0.3%, lower aluminum prices, which benefitted gross margin by 0.3%, and price increases during 2016, which benefitted gross margin by 0.2%. These improvements were offset by decreases as the result of higher overhead costs as we continued to maintain support costs at WinDoor and CGI during the luxury market softness in 2016 in anticipation of the expected return of the high-end market, resulting in a margin decrease of 0.6%, product mix, which decreased gross margin by 0.5%, higher depreciation, decreasing margin by 0.5%, and scrap and inefficiencies, having a 0.2% impact.

Selling, general and administrative expenses

Selling, general and administrative expenses were $84.0 million, an increase of $15.8 million, or 23.2%, from $68.2 million in the prior year. As a percentage of net sales, these costs were 18.3%, an increase of 0.8% from 17.5% from fiscal year 2015. Selling, general, and administrative expenses includes $7.8 million related to WinDoor. Excluding WinDoor, selling, general and administrative costs increased $8.0 million. Contributing to the increase was a $4.8 million increase in selling and distribution costs as the result of an increase in volume, but which is partially offset by a $0.2 million decrease in fuel costs due to a lower average price of gasoline. There were also increases in personnel-related costs of $2.6 million due to an increase in the Company’s 401K contribution for 2016, compared to last year, and due to higher indirect labor costs on higher volume, bank credit card fees of $0.5 million due to higher credit card collections, and of $1.2 million related to higher acquisition-related costs incurred in 2016, as compared to last year during which there was no acquisition activity. These increases were partially offset by decreases in marketing costs, and other general and administrative costs totaling approximately $1.1 million.

We record warranty costs as a selling expense within selling, general and administrative expenses. Our warranty expense, as a percentage of sales, increased during our 2016 fiscal year, with an average rate of 2.41%, as compared to an average rate of 2.12% for fiscal year 2015. We believe the increases in warranty expense were the result of a significant increase in the number of new manufacturing employees we have hired to support our growth over the recent past. Those employees did not have the level of experience and training as our more seasoned employees. We expect that, as those relatively newer employees gain more experience over time, and are exposed to improved training initiatives we have implemented, combined with the use of our new thermal plastic spacer system, an innovative technology for the production of insulated glass, warranty expense, as a percentage of sales, will decline from current levels.

Fair Value Adjustment to Contingent Consideration

The Stock Purchase Agreement (SPA) in the WinDoor acquisition provided for the potential for an earn-out contingency payment to sellers if WinDoor achieved a certain level of sales in the year ended December 31, 2016. Pursuant to the SPA, if WinDoor’s 2016 sales (including both the pre-acquisition and post-acquisition periods of 2016) reached at least $46.0 million, the Company was required to pay 5.9% of WinDoor’s sales, or approximately $2.7 million, up to a maximum sales amount of $51.0 million, or approximately $3.0 million. If WinDoor’s 2016 sales were less than $46.0 million, no payment was required.

The potential undiscounted amount of all future payments that could have been required to be paid under the contingent earn-out consideration arrangement was between $0 and $3.0 million. We had recorded an earn-out contingency liability of $3.0 million on the closing date, which represented its then estimated fair value using undiscounted cash flows, based on probability adjusted level of revenues with a range whose minimum was $51.0 million. Based on revised estimates using actual sales through the end of the 2016 third quarter, we concluded the probability was remote that WinDoor’s actual sales for 2016 would reach the $46.0 million minimum level required for the minimum payment of $2.7 million possible under the earn-out contingency arrangement and, therefore, determined that the entire initial estimated fair value of $3.0 million should be reversed. As a result, in the third quarter of 2016, we recorded an adjustment to the amount of contingent consideration within income from operations in the accompanying consolidated statement of operations for the year ended December 31, 2016.

Interest expense

Interest expense was $20.1 million in 2016, an increase of $8.4 million from $11.7 million in the prior year. During 2016, concurrent with the acquisition of WinDoor in the middle of the first quarter of 2016, we refinanced our then existing credit agreement into the 2016 Credit Agreement, a $270 million senior secured credit facility, which increased our outstanding debt balance to $270 million, from $197.5 million at the end of 2015. The increase in interest expense was due primarily to the increase in outstanding debt under the new credit facility and resulting increase in average outstanding debt balance during 2016, compared to 2015, as well as an increase in the stated rate under the 2016 Credit Agreement. Interest expense is also being affected by higher amortization of deferred financing costs and discount. We accelerated the amortization of lenders fees and discount of $0.2 million relating to the term-loan portion of the 2016 Credit Agreement as the result of the voluntary prepayment of $4.0 million we made on September 30, 2016, which is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2016.

Effective on February 17, 2017, we repriced the term loan portion of the 2016 Credit Agreement, which resulted in a one percentage-point decrease in the stated rate. See “Liquidity and Capital Resources – Subsequent Event” herein.

Debt Extinguishment Costs

Debt extinguishment costs were $3.4 million in 2016. These costs related to the write-off of deferred financing costs and debt discount in connection with entering into the 2016 Credit Agreement effective on February 16, 2016, which resulted in certain then existing lenders exiting the facility, and certain continuing lenders being considered debt extinguishments in the refinancing. This resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders.

Other expenses, net

Other expenses, net, were $0.4 million in 2015. Other expenses relates entirely to the ineffective portion of our aluminum hedging activities.

Income tax expense

Our income tax expense was $11.8 million for 2016, representing an effective tax rate of 33.2%. Income tax expense in 2016, benefitted from tax credits totaling $1.2 million, including federal income tax credits recognized related to our research and development efforts for tax years 2012 through 2016, and state incentive tax credits.

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

Excluding the effects of these discrete items in income tax expense, our effective tax rate in 2016 would have been 36.5%, compared to 37.3% in 2015, slightly lower than our combined statutory federal and state tax rate of 38.8%, primarily as the result of the section 199 domestic manufacturing deduction in both years.

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

We record warranty costs as a selling expense within selling, general and administrative expenses. Our warranty expense, as a percentage of sales, increased during our 2015 fiscal year, with an average rate of 2.12%, as compared to an average rate of 1.80% for fiscal year 2014. We believe the increases in warranty expense were the result of a significant increase in the number of new manufacturing employees we have hired to support our growth over the recent past. Those employees did not have the level of experience and training as our more seasoned employees. We expect that, as those relatively newer employees gain more experience over time, and are exposed to improved training initiatives we have implemented, warranty expense, as a percentage of sales, will decline.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities was $46.4 million for 2016, compared to $32.5 million for 2015.

The increase in cash flows from operations of $13.9 million in 2016 was primarily due to an increase of $73.9 million in collections from customers as the result of increased sales. This increase in collections was partially offset by an increase in payments to vendors of $46.5 million as the result of higher procurements of inventory due to increased sales, an increase in personnel related disbursements of $14.0 million due to the higher level of employees during 2016, compared to 2015 to support the increase in demand for our products, and an increase in debt service costs of $4.5 million due to the higher level of debt as the result of the refinancing and acquisition of WinDoor. The refinancing also resulted in a higher stated interest rate, increasing the rate on the term loan portion of our borrowings to 6.75% under the 2016 Credit Agreement, from 5.25% under the 2014 Credit Agreement. However, see “Subsequent Event” later in this section. Also, in 2016 compared to last year, net tax payments decreased $4.6 million, and other collections of cash and other cash activity, net, increased by $0.4 million. A federal income tax receivable of $2.6 million was included in other current assets on the accompanying consolidated balance sheet at December 31, 2016. The overpayment of estimated income taxes in 2016 was due in part to the unanticipated benefit of research and development activities credits of approximately $1.0 million, as well as lower actual pre-tax book income than used in our estimate of taxable income for the year.

The increase in cash flows from operations of $10.2 million in 2015, as compared to 2014, was primarily due to an increase of $77.4 million in collections from customers as the result of the sales level increase. This increase in collections was partially offset by an increase in payments to vendors of $40.3 million as the result of higher procurements of inventory due to increased sales, an increase in personnel related disbursements of $14.0 million due to the higher level of employees during 2015, compared to 2014 to support the increase in demand for our products, and an increase in debt service costs of $7.0 million due to the higher level of debt as the result of the refinancing and acquisition of CGI.

Also, during 2015, we made estimated tax payments of $6.8 million, of which $3.9 million was recorded as a federal income tax receivable within other current assets on the accompanying consolidated balance sheet as of January 2, 2016. The overpayment of estimated income taxes in 2015 was the result of the delayed action by Congress to pass the extension of the bonus depreciation deduction for 2015, which occurred on December 18, 2015, as part of the Protecting Americans from Tax Hikes Act of 2015. The extension of the bonus depreciation deduction significantly reduced our previous estimate of taxable income for 2015, on which our estimated payments were based. In 2014, we made estimated tax payments of $1.2 million.

Other collections of cash and other cash activity, net, decreased by $0.3 million in 2015.

Direct cash flows from operations for 2016, 2015, and 2014 are presented below:

	Direct Operating Cash Flows
(in millions)	2016	2015	2014
Collections from customers	$464.7	$390.8	$313.4
Other collections of cash	3.8	3.6	3.0
Disbursements to vendors	(277.9)	(231.4)	(191.1)
Personnel related disbursements	(125.9)	(111.9)	(97.9)
Debt service costs	(16.0)	(11.5)	(4.5)
Income tax payments, net	(2.2)	(6.8)	(1.2)
Other cash activity, net	(0.1)	(0.3)	0.6

Cash from operations	$46.4	$32.5	$22.3

The majority of other collections of cash are from scrap aluminum sales.

Day’s sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 33 days on December 31, 2016, compared to 36 days on January 2, 2016, and 34 days on January 3, 2015. The decrease in DSO’s in 2016 from 2015 was due to a reduction in larger, longer-payment termed projects at CGI, whereas the increase in DSO’s in 2015 from 2014 was due to several larger projects at CGI at the end of 2015, which required longer payment terms.

Inventory on hand as of December 31, 2016, was $30.5 million, an increase of nearly $7.5 million from January 2, 2016. The increase was due primarily to the acquisitions of WinDoor and US Impact Systems, which included combined inventories of $7.3 million. Inventory on hand as of January 2, 2016, was $23.1 million, an increase of $3.1 million from January 3, 2015. The increase was due primarily to an overall increase in sales at the end of 2015 compared to 2014, as well as the introduction of our new vinyl product line. Our inventory consists principally of raw materials purchased for the manufacture of our products and limited finished goods inventory as all products are custom, made-to-order products. Our inventory levels are more closely aligned with our number of product offerings rather than our level of sales. We have maintained our inventory level to have (i) raw materials required to support new product launches; (ii) a sufficient level of safety stock on certain items to ensure an adequate supply of material given a sudden increase in demand and our short lead-times; and (iii) adequate lead times for raw materials purchased from overseas suppliers in bulk supply. Inventory turns for the year ended December 31, 2016, was 11.9 times, slightly lower than 12.6 times for the year ended January 2, 2016. Inventory turns for the year ended January 2, 2016, was 12.6 times, which decreased slightly from 13.0 times for the year ended January 3, 2015.On average, we turn our inventories approximately once per month.

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

Investing activities. Cash used in investing activities was $119.0 million in 2016, compared to $17.4 million in 2015, an increase in cash used of $101.6 million. We used $101.3 million of cash to acquire businesses in 2016, whereas in 2015 we had no acquisitions. Also, in 2016, we used cash of $17.7 million in cash for capital expenditures, compared to $17.4 million in 2016, an increase of $0.3 million in cash used.

Cash used in investing activities was $17.4 million in 2015, and was entirely comprised of capital expenditures, a decrease in cash used of $112.3 million compared to cash used in investing activities of $129.7 million in 2014, which included $110.4 million in cash used to acquire CGI, and $19.3 million for capital expenditures.

Financing activities. Cash provided by financing activities was $50.3 million in 2016, compared with just over $3.9 million in 2015, an increase of $46.4 million. Cash used for repayments of long-term debt in 2016 was $203.5 million, compared to just $2.0 million in 2015, an increase in cash used of $201.5 million. Cash used for payments of long-term debt of $203.5 million in 2016 was the result of the February 2016 refinancing and contemporaneous pay-down of $197.5 million of our then existing credit facility. Since the refinancing, $2.0 million has been repaid as scheduled debt repayments in 2016, compared to $2.0 million in 2015. In addition, we made a voluntary prepayment of $4.0 million on September 30, 2016.

The February 2016 refinancing resulted in $261.0 million in net proceeds from the issuance of long-term debt. In addition, there were payments of financing costs of $7.2 million related to the refinancing. Purchases of treasury stock were $2.8 million in 2016, versus just $44 thousand in 2015, an increase in cash used of $2.8 million. Proceeds from the exercises of stock options were $1.2 million lower, and there was a decrease in excess tax benefits from option exercises of $1.9 million.

Cash provided by financing activities was nearly $4.0 million in 2015, compared with $119.8 million in 2014, a decrease of $115.8 million. In 2015, we had no proceeds from issuances of debt, compared to $198.0 million in 2014 from the refinancing relating to the 2014 Credit Agreement. There was an additional decrease in cash provided by financing activities of $2.3 million in excess tax benefits recognized from exercised options. These decreases in cash provided by financing activities were partially offset by less financing activities cash used for debt repayments of $77.5 million and for payments of financing costs of $5.5 million, a $1.0 million decrease in cash used to make treasury stock purchases, and a $0.5 million increase in financing activities cash provided by proceeds from exercises of stock options.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. In 2016, we continued to invest in our long-term future by spending $17.7 million for capital expenditures, primarily representing equipment purchases for the various glass processing lines in our glass processing facility, including the additions of two new TPS system glass lines. In 2015, we spent $17.4 million on capital expenditures as we continued to equip our then new state-of-the-art glass processing facility. We spent more on capital expenditures in 2014 than in prior years due to the construction of our new glass processing facility and new ERP system. For 2014, capital expenditures were $19.3 million. We anticipate that cash flows from operations and liquidity from the revolving credit facility, if needed, will be sufficient to execute our business plans. Management expects to spend between $15 million and $18 million in 2017. Our capital expenditure program is geared towards making investments in capital assets targeted at increasing both gross sales and margins.

Capital Resources and Debt Covenants.

2016 Credit Agreement

See “Subsequent Event” in this section for information regarding an amendment to the term loan facility of the 2016 Credit Agreement, which resulted in a one percentage-point reduction in the stated interest rate for borrowings under this facility. All other significant terms, restrictions, and financial and other covenants under the 2016 Credit Agreement remain unchanged.

On February 16, 2016, we entered into the 2016 Credit Agreement, among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in February 2022 that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in February 2021 that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of December 31, 2016, there were $0.3 million of letters of credit outstanding and $39.7 million available on the revolver.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the term loans and the revolving credit facility accrue interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. During 2016, the applicable margin was 575 basis points in the case of LIBOR and 475 basis points in the case of the base rate. However, subsequent to the repricing amendment as discussed in “Subsequent Event”, these rates have been decreased to 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. We pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit.

The face value of the 2016 Credit Agreement at the time of issuance was $270 million of which $2.0 million has been repaid as scheduled debt repayments through December 31, 2016. In addition, we made a voluntary prepayment of $4.0 million on September 30, 2016, using internally generated cash on hand. We elected to apply the prepayment against upcoming required principal repayments in direct order of maturity, as permitted under the 2016 Credit Agreement, resulting in no required repayments of principal until the first quarter of 2018. As of December 31, 2016, the face value of debt outstanding under the 2016 Credit Agreement was $264.0 million, and accrued interest was $1.7 million.

The Company incurred third-party fees and costs totaling $1.5 million, and additional lender fees and discount of $14.6 million in the February 2016 refinancing. As a result of the voluntary prepayment of debt discussed above, we accelerated the amortization of lenders fees and discount relating to the term-loan portion of the 2016 Credit Agreement of $0.2 million, which is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2016.

The activity relating to third-party fees and costs, lender fees and discount for the year ended December 31, 2016, are as follows. With our adoption of ASU 2015-03, all debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year as of January 2, 2016	$6,733
Amortization expense through refinancing	(128)

At time of refinancing	6,605
Add: Fees, costs and OID relating to the 2016 Credit Agreement	16,148
Less: Debt extinguishment costs	(3,431)
Less: Third-party fees and cost classified within SG&A	(627)
Less: Amortization expense after refinancing	(2,368)
Less: Accelerated amortization relating to debt prepayment	(225)

At end of year as of December 31, 2016	$16,102

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated, and which reflects the effect on the effective interest rate as a result of the repricing discussed in “Subsequent Event” in this section, as of December 31, 2016, is as follows:

(in thousands)	Total
2017	$2,855
2018	3,036
2019	3,195
2020	3,430
2021	3,185
2022	401

Total	$16,102

As a result of the voluntary prepayment of $4.0 million as previously mentioned, our next scheduled repayment is not until the first quarter of 2018. The contractual future maturities of long-term debt outstanding as of December 31, 2016, are as follows (at face value):

(in thousands)	Total
2017	$—
2018	2,075
2019	2,700
2020	2,700
2021	2,700
2022	253,800

Total	$263,975

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to EBITDA, each as defined in the 2016 Credit Agreement), and is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of December 31, 2016, no test is required as we have not exceeded 20% of our revolving capacity. During 2016, the maximum permitted total net leverage ratio as stated in the 2016 Credit agreement is 4.50:1. We believe that our total net leverage ratio is in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of December 31, 2016, we were in compliance with all affirmative and restrictive covenants.

2014 Credit Agreement

On September 22, 2014, we entered into a Credit Agreement (the “2014 Credit Agreement”), among us, the lending institutions identified in the 2014 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2014 Credit Agreement established new senior secured credit facilities in an aggregate amount of $235.0 million, consisting of a $200.0 million Term B term loan facility that was to mature in seven years and amortize on a basis of 1% annually during the seven-year term, and a $35.0 million revolving credit facility that was to mature in five years that included a swing line facility and a letter of credit facility. Our obligations under the 2014 Credit Agreement were secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. In connection with entering into the 2016 Credit Agreement, on February 16, 2016, we terminated the 2014 Credit Agreement.

Share Repurchase Program. On October 28, 2015, the Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases will be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our 2016 Credit Agreement, and other relevant factors. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at the Company’s discretion, and the program may be suspended, terminated or modified at any time for any reason. During 2016, we made repurchases of 288,183 shares of our common stock at a total cost of $2.7 million. In the future, we may make opportunistic repurchases of our common stock as we see fit.

Subsequent Event

On February 17, 2017, we entered into an amendment to our 2016 Credit Agreement (the “First Amendment”), dated as of February 16, 2016, by and among the Company, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The First Amendment, among other things, (a) decreases the applicable interest rate margins for the Initial Term Loans (as defined in the Credit Agreement) from (i) 4.75% to 3.75%, in the case of the Base Rate Loans (as defined in the Credit Agreement), and (ii) 5.75% to 4.75%, in the case of the Eurodollar Loans (as defined in the Credit Agreement), and (b) adds a soft call premium equal to 1.0% of the principal repaid or repriced if the Initial Term Loans are voluntarily refinanced or repriced pursuant to certain refinancing transactions within twelve months of the effective date of the First Amendment.

As a result of the First Amendment, we expect interest expense to decrease approximately $2.6 million annually, with an approximate $2.3 million decrease in 2017. There were no lenders’ fees or discount relating to the First Amendment. We estimate that our total interest expense will be approximately $18.6 million in 2017, assuming no significant increase in our borrowings, including approximately $2.9 million of amortization of carryover deferred financing costs and original issue discount.

Long-term debt consists of the following:

	December 31,	January 2,
	2016	2016
	(in thousands)
Term loan payable with a payment of $0.675 million due quarterly. A lump sum payment of $253.8 million is due on February 15, 2022. Interest is payable quarterly at LIBOR or the prime plus an applicable margin. At December 31, 2016, the average rate is 1.00% plus a margin of 5.75%. (1)	$263,975	$—
Term loan payable with a payment of $0.5 million due quarterly. A lump sum payment of $186.0 million was due on September 22, 2021. Interest was payable quarterly at LIBOR or the prime plus an applicable margin. At January 2, 2016, the average rate was 1.00% plus a margin of 4.25%.	—	197,500
Fees, costs and original issue discount (2)	(16,102)	(6,733)

	247,873	190,767
Less current portion of long-term debt	—	(1,949)

Long-term debt, less current portion	$247,873	$188,818

(1)	Effective on February 17, 2017, the Company amended and repriced this term loan. Terms of the repriced facility include a one percentage-point reduction in the stated interest rate, to LIBOR of 1.00% plus a margin of 4.75%. The amended term loan facility has quarterly payments of principal of $0.675 million, with a lump sum payment of $253.8 million due February 15, 2022, each of which remained unchanged from the prior facility.
(2)	Fees, costs and original issue discount – represents third-party fees, lender fees, other debt-related costs, and original issue discount, recorded as a reduction of the carrying value of the debt pursuant to ASU 2015-03, and is amortized over the life of the debt instrument.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Current	2-3 Years	4-5 Years	Thereafter
Long-term debt (1)	$342,175	$15,741	$34,666	$35,387	$256,380
Operating leases	9,068	3,889	3,733	1,446	—
Supply agreements	5,262	5,262	—	—	—
Equipment purchase commitments	249	249	—	—	—

Total contractual cash obligations	$356,754	$25,141	$38,399	$36,833	$256,380

(1)	- Includes estimated future interest expense on our long-term debt at an interest rate of 6.75% as of December 31, 2016 continues to February 17, 2017. On February 17, 2017, the effective date of the amendment and repricing of the term loan facility of the 2016 Credit Agreement, the stated interest rate decreases to 5.75%, which lowers total interest payments over the life of the facility by an estimated $13.2 million.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 31, 2016. Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If all of these programs were cancelled by us, as of December 31, 2016, we would be required to pay $5.3 million for various materials.

At December 31, 2016, we had $0.3 million in standby letters of credit related to our worker’s compensation insurance coverage, and commitments to purchase equipment of $0.2 million.

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
Goodwill

Goodwill represents the excess of the consideration paid in a business combination over the fair value of the identifiable net assets acquired. We test goodwill for impairment at our single reporting unit level at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If we elect to bypass the qualitative assessment or if we determine, based on qualitative factors, that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, a two-step quantitative test is required. In Step 1, we compare the fair value of our reporting unit with its net carrying value, including goodwill. If the net carrying value of our reporting unit exceeds its fair value, we then perform Step 2 of the impairment test to measure the amount of impairment loss, if any. In Step 2, we allocate our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill (implied fair value of goodwill). If the carrying amount of our reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess up to the carrying value of goodwill. In performing the two-step quantitative assessment, fair value of the reporting unit is

Significant judgments and estimates are used in the determination our PGTI reporting unit’s fair value. Discounted cash flow analyses utilize sensitive estimates, including projections of revenues and operating costs considering historical and anticipated future results, general economic and market conditions, discount rates, as well as the impact of planned business or operational strategies. Deterioration in economic or market conditions, as well as increased costs arising from the effects of regulatory or legislative changes may result in declines in our reporting unit’s performance beyond current expectations. Declines in our reporting unit’s performance, increases in equity capital requirements, or increases in the estimated cost of debt or equity, could cause the estimated fair value of our reporting unit or its associated goodwill to decline, which could result in an impairment charge to earnings in a future period related to some portion of the associated goodwill.

Our annual test of goodwill is done on the first day of our fourth quarter during a fiscal year.

We completed a qualitative assessment of goodwill impairment on the first day of our fourth quarter of 2016. This qualitative assessment included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included

Actual results can differ from our estimates, requiring adjustments to our assumptions. The result of these changes could result in a material change in our calculation.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
based on discounted cash flows, market multiples, and/or appraised values, as appropriate.	conditions specific to the PGTI reporting unit, such as the inputs that would be used to calculate reporting unit enterprise value, as well as events and circumstances related to the PGTI reporting unit, such as the industry in which PGTI operates, its competitive environment, the availability and costs of its raw materials and labor, the financial performance of PGTI, and factors related to the markets in which PGTI operates. We also considered that no new impairment indicators were identified since the date of our prior qualitative assessment. Based on that assessment, we concluded that it is more likely than not that the fair value of PGTI exceeded its carrying value on the first day of our fourth quarter.

Indefinite Lived Intangibles

The impairment evaluation of the carrying amount of intangible assets with indefinite lives (which for us is our tradenames) is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If we elect to bypass the qualitative assessment or if we determine, based on qualitative factors, that it is more likely than not that the fair value of our tradenames is less than the carrying amount, an evaluation is performed by comparing the carrying amount of these assets to their estimated fair values. If the estimated fair value is less than the carrying amount of the intangible asset, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is determined using the relief from royalty method that is based upon the discounted projected cost savings (value) attributable to ownership of our trade names, our only indefinite lived intangible assets.

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

We completed a qualitative assessment of our indefinite-lived intangible assets (tradenames) on the first day of our fourth quarter of 2016. This qualitative assessment included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to our tradenames, such as the inputs that would be used to calculate their fair values, as well as events and circumstances related to the tradenames, such as the industry in which we use the tradenames, our competitive environment, the availability and costs of its raw materials and labor, the financial performance of our Company, and factors related to the markets in which our Company operates. We also considered that no new impairment indicators were identified since the date of our prior

Actual results can differ from our estimates, requiring adjustments to our assumptions. The result of these changes could result in a material change in our calculation and an impairment of our trade names.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The amendment also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update is effective for our fiscal year beginning after December 15, 2019, and shall be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this guidance to have a significant effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business.” ASU 2017-01 affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business. It also provides more consistency in applying the guidance, reduces the costs of application, and makes the definition of a business more operable. This update is effective for our fiscal year beginning after December 15, 2017, including interim periods therein. We do not expect adoption of this guidance to have a significant effect on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718)”. This update is intended to provide simplification of the accounting for share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for our fiscal year beginning January 1, 2017. Upon adoption, we will record a cumulative-effect adjustment to the accumulated deficit for excess tax benefits not previously recognized as of the beginning of our 2017 fiscal year. After adoption, the primary impact of the adoption will be that the recognition of excess tax benefits will be as a discrete component of our income tax provision, rather than as additional paid-in capital.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We will make the required evaluation pursuant to this guidance and do not believe it will have any impact to our disclosures.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers that replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. The FASB also issued ASU 2015-14, Deferral of Effective Date that deferred the effective date for the new guidance until the annual reporting period beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, but not before the original effective date (periods beginning after December 15, 2016). The standard permits the use of either the retrospective (restating all years presented in the Company’s financial statements) or cumulative effect (recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption) transition method. Since its issuance, the FASB has also amended several aspects of the new guidance, including; ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the Topic 606 guidance on principal versus agent considerations, ASU 2016-10 Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing that clarifies identification of a performance obligation and address revenue recognition associated with the licensing of intellectual property, ASU 2016-12 Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients clarifying assessment of collectability criterion, non-cash consideration and other technical corrections and ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers is the result of the FASB Board decision to issue a separate Update for technical corrections and improvements. The Company currently plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2018, using the cumulative effect method, and continues to evaluate the impact of the adoption of ASC 606 on its consolidated financial statements. The Company expects to complete its assessment of the impact of adoption of ASC 606 during the first half of 2017.

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

•	unfavorable changes in new home starts and home remodeling trends, especially in Florida, where the substantial portion of our sales are generated;

•	unfavorable changes in the economy in the U.S. in general and in Florida, where the substantial portion of our sales are generated;

•	increases in our raw material prices, including aluminum, glass and vinyl;

•	our dependence on a limited number of suppliers for certain of our key materials;

•	our ability to successfully integrate businesses we may acquire;

•	increases in our transportation costs;

•	our level of indebtedness;

•	our dependence on our impact-resistant product lines;

•	product liability and warranty claims brought against us;

•	federal, state and local laws and regulations, including unfavorable changes in local building codes;

•	our dependence on our manufacturing facilities; and

•	the other risks and uncertainties discussed under “Risk Factors” in Part I. Item 1A. herein.

Statements in this annual report on Form 10-K that are forward-looking statements include, without limitation, our expectations regarding: (1) the market for high-end window and door products, and the impact that our acquisition of WinDoor, Inc. may have on our sales and performance in that market; (2) rates of new home construction in the Florida market, and the anticipated impact of slowing home price appreciation and other factors on new home construction; (3) home builder confidence and the anticipated impact it may have on demand for new home construction materials; (4) the 2017 home buying season in the Florida market; (5) the timing and impact on our financial performance of new products that we plan to introduce during 2017; (6) the impact of our investments in our brands and operations on our anticipated growth and long-term shareholder value; and (7) our projected financial performance, results and outlook for 2017. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the date of this annual report on Form 10-K. Before making any investment decision, you should carefully consider all risks and uncertainties disclosed in all our SEC filings, including our reports on Forms 8-K, 10-Q and 10-K and our registration statements under the Securities Act of 1933, as amended, all of which are accessible on the SEC’s website at www.sec.gov and at http://ir.pgtinnovations.com/sec.cfm

Net sales

Looking ahead into 2017, we believe steady demand will continue in the market for our mass-custom products. Also, after experiencing some softness in the high-end, luxury market during 2016, which we believe was the result of several factors, previously listed, we have seen recent signs of slight improvement in sales of our high-end products. Additionally, since the election, the stock markets have set record highs, and every measure of consumer sentiment appears to indicate that consumer confidence is at near record highs. We feel these are indicators that point to future improvement in the high-end, luxury market for 2017.

Regarding housing starts, Moody’s forecast for 2017 suggests single-family housing starts in Florida will be over 96,000 after finishing 2016 at nearly 78,000, a forecasted 24% increase. However, we believe the increase in single-family housing starts in Florida in 2017 compared to 2016 will closer to the 15% increase seen in 2016, compared to 2015. This is still below the level of starts we believe Florida’s run-rate is capable of supporting. In 2016, Florida solidified its position as the third largest state in the U.S., and we expect the combination of continued population expansion, job creation, declining unemployment, growth in the housing market, rational home pricing and historically low interest rates to be factors in driving our future growth. However, the strong jobs environment resulted in a contraction in the labor pool which caused construction labor market pressure on the Company and our dealer base during 2016 which we expect to continue into 2017.

Our 2017 outlook is based on our strategy to remain focused on leveraging our long-standing leadership position and strength in the mass-custom market, and identifying and capturing growth opportunities, both organically and through increasing market share, in the high-end, luxury and premium markets. We expect 2017 full-year sales to range between $490 and $500 million, representing an increase of between 7% and 9%, which we expect will generate consolidated EBITDA of between $83 and $87 million.

Gross profit and gross margin

We believe the following factors, which are not all inclusive, may impact our gross profit and gross margin in 2017:

•	Our gross margin percentages are heavily influenced by total sales due to operating leverage of fixed costs. We expect to continue to grow revenues, both organically, as we have grown, our new, higher margin vinyl product lines, and through capturing market share, which we believe will result in benefit to gross profit and gross margin during 2017.

•	Gross profit and gross margin in 2016 were negatively impacted by certain costs related to product line relocations and terminations, as well as glass line start-up costs, including our two, new TPS system glass lines. In response to the significant increase in the demand for our mass-custom vinyl impact products, in 2016, we installed two new TPS systems, which is an innovative and cutting-edge technology that enables us to produce better quality insulated glass units. One TPS system is fully operational, and we expect to bring the second TPS system to fully-operational status by the end of the second quarter of 2017. While we expect that full-utilization of these TPS system glass lines has and will continue to improve the quality of our insulated glass, scrap costs resulting from learning to use this new technology could negatively impact gross margins in the first half of 2017.

•	We experienced some softness in the high-end, luxury market during 2016 due to several factors previously mentioned in the section titled “Net sales” above. This softness impacted us operationally in 2016, as we continued to maintain support costs at WinDoor and CGI in anticipation of the return of the high-end market. While we have seen recent signs of slight improvement in sales of our high-end, luxury WinDoor products compared to last year, possibly indicating a future return of the high-end, luxury market, we may continue to maintain support costs where we produce our high-end, luxury and premium products during 2017 if the softness in that market is prolonged.

•	Aluminum prices can fluctuate significantly resulting in impacts to our gross margin. To cover our future needs for aluminum, we have contracts for future purchases of aluminum with two U.S. vendors of aluminum extrusion. As of today, we are covered for approximately 51 percent of our estimated needs during the remainder of 2017, at an average delivered price of $0.88 per pound. However, early in 2017, we have seen an increase in the per-pound cash price of aluminum per the London Metal Exchange (LME). The current delivered cash price is approximately $0.95 per pound, which includes components for the LME and Midwest premium. We expect to increase prices of certain of our products during certain times during 2017, with the intent being to offset increases in material costs, including aluminum. However, if the increase in the cash price of aluminum exceeds our ability to increase product prices charged to customers, this could negatively impact our gross profit and gross margin.

•	Over the last three years we have been making significant capital investments to increase and modernize our manufacturing capabilities and capacity, including our glass plant facility and several new glass lines, including our two new TPS system glass lines. As a result, we estimate that depreciation expense in 2017 will increase nearly $4 million from 2016, and nearly half of this increase will impact gross profit, and may negatively affect gross margin.

•	Our gross profit and gross margin are also influenced by costs of material and labor. Portions of our labor force have become more tenured and, therefore, material and labor costs have begun to normalize as efficiencies are achieved. However, the strong jobs environment in Florida has resulted in a contraction in the labor pool, which has caused construction labor market pressure on the Company and a necessity to hire inexperienced labor, particularly in our new glass processing facility, resulting in labor inefficiencies that have negatively impacted gross profit and gross margin. We expect the tight construction labor market to continue during 2017.

Selling, general and administrative expenses (SG&A) and Depreciation and Amortization

SG&A as a percentage of sales increased to 18.3% in 2016, from 17.5% in 2015. We acquired WinDoor on February 16, 2016, and amortizable intangibles and property and equipment related to the acquisition increased amortization and depreciation expense, both non-cash expenditures, classified within SG&A by $2.6 million and $0.6 million, respectively, in 2016. We estimate that depreciation and amortization expense in 2017 will increase more than $4 million from 2016, and that nearly half of this increase will impact SG&A. This expense category will also be affected by approximately $1.0 million of first-quarter 2017 marketing-related expenses invested in our PGT Innovations three-brand roll-out, and fixed SG&A from the inclusion of WinDoor and USI acquisitions for the entire 2017 first quarter. We will continue to seek areas within this category of expenses where savings through acquisition synergies can be obtained, and we expect to be able to leverage fixed SG&A on higher sales in 2017, compared to 2016.

Interest expense

Effective on February 27, 2017, we repriced the existing $264 million term loan portion of the 2016 Credit Agreement, which reduced its stated interest rate by one full percentage-point, to 5.75%. See “Liquidity and Capital Resources – Subsequent Event” in this section for more information. As a result of the repricing, we expect interest expense to decrease approximately $2.6 million annually, with an approximate $2.3 million decrease in 2017. There were no new lenders fees or discount relating to the amendment and repricing of the facility. We estimate that total interest expense will be approximately $18.6 million in 2017, including approximately $2.9 million of amortization of carryover deferred financing costs and original issue discount.

Income tax expense

We expect to continue to be profitable in 2017. If we continue to be profitable, we believe we will incur income tax expense at approximately a combined effective rate of approximately 36% to 37%, which will impact our results.

Liquidity and capital resources

We had $39.2 million of cash on hand as of December 31, 2016. During 2017, we expect to continue to be able to generate sufficient cash from operations to service our debt interest and principal requirements, as well as spend between $15 million and $18 million in 2017 in capital expenditures. However, no assurances can be given that cash from operations will be sufficient for some or all of these purposes. Our capital expenditure program is geared towards making investments in capital assets targeted at increasing both gross sales and margins.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on our debt outstanding at December 31, 2016, of $264.0 million, a 1% increase in interest rates would result in approximately $2.6 million of additional interest expense annually. On February 17, 2017, the stated interest rate on our outstanding debt decreased to 5.75%. The annual savings of cash interest expense are estimated to be $2.6 million, of which $2.3 million is estimated will be in 2017.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PGT Innovations, Inc.:

We have audited the accompanying consolidated balance sheets of PGT Innovations, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audit of the consolidated financial statements, we have also audited the financial statement Schedule II. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGT Innovations, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PGT Innovations, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida

March 10, 2017

Certified Public Accountants

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
Net sales	$458,550	$389,810	$306,388
Cost of sales	318,452	270,678	213,596

Gross profit	140,098	119,132	92,792
Selling, general and administrative expenses	83,995	68,190	56,377
Fair value adjustment to contingent consideration	(3,000)	—	—

Income from operations	59,103	50,942	36,415
Interest expense, net	20,125	11,705	5,960
Debt extinguishment costs	3,431	—	2,625
Other expense, net	—	388	1,750

Income before income taxes	35,547	38,849	26,080
Income tax expense	11,800	15,297	9,675

Net income	$23,747	$23,552	$16,405

Net income per common share:
Basic	$0.49	$0.49	$0.35

Diluted	$0.47	$0.47	$0.33

Weighted average shares outstanding:
Basic	48,856	48,272	47,376

Diluted	50,579	50,368	49,777

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
Net income	$23,747	$23,552	$16,405

Other comprehensive income before tax
Change in fair value of derivatives	—	—	(212)
Reclassification to earnings	—	126	1,195

Other comprehensive income before tax	—	126	983
Income tax expense related to components of other comprehensive income	—	50	431
Reversal of income tax allocation	—	(1,595)	—

Other comprehensive income, net of tax	—	1,671	552

Comprehensive income	$23,747	$25,223	$16,957

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	January 2,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$39,210	$61,493
Accounts receivable, net	41,646	31,783
Inventories	30,511	23,053
Prepaid expenses	2,645	2,170
Other current assets	8,365	8,473

Total current assets	122,377	126,972
Property, plant and equipment, net	84,209	71,503
Trade names and other intangible assets, net	120,930	79,311
Goodwill	108,060	65,635
Other assets, net	1,072	607

Total assets	$436,648	$344,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,894	$8,180
Accrued liabilities	14,909	11,398
Current portion of long-term debt	—	1,949

Total current liabilities	22,803	21,527
Long-term debt, less current portion	247,873	188,818
Deferred income taxes	32,171	25,894
Other liabilities	1,282	828

Total liabilities	304,129	237,067

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 51,887 and 51,146 shares issued and 49,176 and 48,806 shares outstanding at December 31, 2016 and January 2, 2016, respectively	519	511
Additional paid-in-capital	249,469	244,944
Accumulated deficit	(104,710)	(128,457)

Shareholders’ equity	145,278	116,998
Less: Treasury stock at cost	(12,759)	(10,037)

Total shareholders’ equity	132,519	106,961

Total liabilities and shareholders’ equity	$436,648	$344,028

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
Cash flows from operating activities:
Net income	$23,747	$23,552	$16,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,577	7,008	4,534
Amortization	6,096	3,413	1,446
Provision for (recovery on) allowance for doubtful accounts	81	(131)	(535)
Stock-based compensation	1,769	1,774	1,214
Amortization and write-offs of deferred financing costs and debt discount	6,779	1,014	3,533
Derivative financial instruments	—	126	669
Deferred income taxes	6,277	5,993	3,329
Excess tax benefits on stock-based compensation	(1,872)	(3,840)	(6,064)
Fair value adjustment to contingent consideration	(3,000)	—	—
(Gain) loss on disposal of assets	(45)	10	—
Change in operating assets and liabilities (net of the effects of the acquisitions):
Accounts receivable	(7,069)	(7,263)	(642)
Inventories	(152)	(3,083)	(3,834)
Prepaid expenses and other current assets	2,215	(1,786)	(1,628)
Accounts payable and accrued liabilities	1,962	5,669	3,823

Net cash provided by operating activities	46,365	32,456	22,250

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,694)	(17,391)	(19,301)
Business acquisitions	(101,338)	—	(110,438)
Proceeds from disposals of assets	45	—	—

Net cash used in investing activities	(118,987)	(17,391)	(129,739)

Cash flows from financing activities:
Payments of long-term debt	(203,525)	(2,000)	(79,500)
Proceeds from issuance of long-term debt	261,030	—	198,000
Payments of financing costs	(7,178)	—	(5,466)
Purchases of treasury stock	(2,847)	(44)	(1,025)
Proceeds from exercise of stock options	981	2,192	1,691
Proceeds from issuance of common stock under employee stock purchase plan	36	—	—
Excess tax benefits on stock-based compensation	1,872	3,840	6,064
Other	(30)	(29)	(10)

Net cash provided by financing activities	50,339	3,959	119,754

Net (decrease) increase in cash and cash equivalents	(22,283)	19,024	12,265
Cash and cash equivalents at beginning of period	61,493	42,469	30,204

Cash and cash equivalents at end of period	$39,210	$61,493	$42,469

Supplemental cash flow information:
Interest paid	$16,015	$11,502	$2,216

Income tax payments, net of refunds	$2,231	$6,808	$1,198

Non-cash activity:
Contingent consideration reversed out of accrued liabilities	$3,000	$—	$—

Portion of USI purchase price held-back by PGTI	$85	$—	$—

Property, plant and equipment additions in accounts payable	$251	$723	$489

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

				Accumulated
	Common stock		Additional	Other
	Shares		Paid-in	Comprehensive	Accumulated	Treasury
	Outstanding	Amount	Capital	Loss	Deficit	Stock	Total
Balance at December 28, 2013	46,871,197	$489	$229,269	$(2,223)	$(168,414)	$(10,046)	$49,075
Vesting of restricted stock	22,581	—	—	—	—	—	—
Purchases of treasury stock	(93,081)	—	—	—	—	(1,025)	(1,025)
Stock-based compensation	—	—	1,214	—	—	—	1,214
Exercise of stock options	906,573	9	1,682	—	—	—	1,691
Tax benefit on exercised stock options	—	—	6,064	—	—	—	6,064
Comprehensive income, net of tax effect	—	—	—	552	—	—	552
Net income	—	—	—	—	16,405	—	16,405

Balance at January 3, 2015	47,707,270	$498	$238,229	$(1,671)	$(152,009)	$(11,071)	$73,976
Grants of restricted stock	—	3	(3)	—	—	—	—
Vesting of restricted stock	69,161	—	—	—	—	—	—
Purchases of treasury stock	(3,746)	—	—	—	—	(44)	(44)
Retirement of treasury stock	—	—	(1,078)	—	—	1,078	—
Stock-based compensation	—	—	1,774	—	—	—	1,774
Exercise of stock options	1,033,750	10	2,182	—	—	—	2,192
Tax benefit on exercised stock options	—	—	3,840	—	—	—	3,840
Comprehensive income, net of tax effect	—	—	—	1,671	—	—	1,671
Net income	—	—	—	—	23,552	—	23,552

Balance at January 2, 2016	48,806,435	$511	$244,944	$—	$(128,457)	$(10,037)	$106,961
Grants of restricted stock	—	3	(3)	—	—	—	—
Vesting of restricted stock	128,590	—	—	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(299,988)	—	—	—	—	(2,847)	(2,847)
Retirement of treasury stock	—	—	(125)	—	—	125	—
Stock-based compensation	—	—	1,769	—	—	—	1,769
Exercise of stock options	537,364	6	975	—	—	—	981
Common stock issued under Employee Stock Purchase Plan	3,748	—	36	—	—	—	36
Tax benefit on exercised stock options	—	—	1,872	—	—	—	1,872
Comprehensive income, net of tax effect	—	—	—	—	—	—	—
Net income	—	—	—	—	23,747	—	23,747

Balance at December 31, 2016	49,176,149	$519	$249,469	$—	$(104,710)	$(12,759)	$132,519

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

PGT Innovations, Inc. (“PGTI”, “we,” or the “Company”), formerly PGT, Inc., is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority of our sales are to customers in the state of Florida; however, we also sell products in many other states, the Caribbean, Canada, Australia, and in South and Central America. Products are sold through an authorized dealer and distributor network.

On September 22, 2014 (the Closing Date), we completed the acquisition of CGI Windows and Doors Holdings, Inc. (CGI) which became a wholly-owned subsidiary of PGT Industries, Inc., which is wholly-owned by PGTI. CGI was established in 1992 and designs and manufactures quality-impact resistant products that meet or exceed the Miami-Dade County impact standards. (See Note 4).

Through PGT Industries, Inc., we purchased all of the issued and outstanding shares of common stock of WinDoor, Incorporated, a Florida corporation, and all of the issued and outstanding membership units of LTE, LLC, a Florida limited liability company (together with WinDoor Incorporated, “WinDoor”) effective on February 16, 2016, pursuant to a stock purchase agreement (“SPA”) by and among PGT Industries, Inc., and the sellers as identified in the SPA. As a result, WinDoor became a wholly-owned subsidiary of PGT Industries, Inc. The fair value of consideration transferred in the acquisition was $102.6 million, including the then estimated fair value of contingent consideration of $3.0 million, which was preliminarily allocated to the net assets acquired and liabilities assumed as of the acquisition date, in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. For a more detailed discussion of this acquisition, see Note 4 herein.

On July 25, 2016, the Company created CGI Commercial, Inc. (CGIC), a Florida corporation. CGIC is a wholly-owned subsidiary of CGI. CGIC was created for the purpose of acquiring the operations and certain assets of, and assuming certain liabilities of US Impact Systems, Inc. (USI), a Florida corporation doing business primarily in the Miami area of Florida. USI, acquired by CGIC on August 31, 2016, is an established fabricator of storefront window and door products. The fair value of the consideration transferred in the acquisition was $1.9 million, which has been preliminarily allocated to the assets acquired and liabilities assumed as of the acquisition date, in accordance with ASC 805, “Business Combinations”. This transaction did not have a significant impact on our financial position nor our operating result for 2016. For a more detailed discussion of this transaction, see Note 4 herein.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (NYSE) from the NASDAQ Global Market (NASDAQ), and began trading on the NYSE under its existing ticker symbol of “PGTI”. We have four manufacturing operations in Florida, with one in North Venice, two in the greater Miami area, and one in Orlando. Additionally, we have two glass tempering and laminating plants and one insulation glass plant, all located in North Venice.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Fiscal period

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The years ended December 31, 2016, and January 2, 2016, consisted of 52 weeks. The year ended January 3, 2015, consisted of 53 weeks.

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

Shipping and handling costs

Shipping and handling costs incurred in the purchase of materials used in the manufacturing process are included in cost of sales. Costs relating to shipping and handling of our finished products are included in selling, general and administrative expenses and totaled $18.3 million, $15.4 million and $13.0 million for the years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively.

Advertising

We expense advertising costs as incurred. Advertising expense included in selling, general and administrative expenses was $0.2 million, $0.3 million and $0.7 million for the years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively.

Research and development costs

We expense research and development costs as incurred. Research and development costs included in cost of sales were $1.7 million, $2.0 million and $1.8 million for the years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand or highly liquid investments with an original maturity date of three months or less when purchased.

Accounts receivable, net

In the ordinary course of business, we extend credit to qualified dealers and distributors, generally on a non-collateralized basis. The Company maintains an allowance for doubtful accounts which is based on management’s assessments of the amount which may become uncollectible in the future and is determined through consideration of our write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions. Uncollectible accounts are written off after repeated attempts to collect from the customer have been unsuccessful.

	December 31,	January 2,
	2016	2016
	(in thousands)
Accounts receivable	$42,045	$32,119
Less: Allowance for doubtful accounts	(399)	(336)

Accounts receivable, net	$41,646	$31,783

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

During 2016, we recorded warranty expense at an average rate of 2.41% of sales. This rate is higher than the average rate of 2.12% of sales accrued in fiscal year 2015. We assess the adequacy of our warranty accrual on a quarterly, and yearly basis, and adjust the previous amounts recorded, if necessary, to reflect the change in estimate of the future costs of claims yet to be serviced. The following provides information with respect to our warranty accrual.

Accrued Warranty	Beginning of Period	Acquired	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)
Year ended December 31, 2016	$4,237	$274	$11,064	$754	$(10,760)	$5,569
Year ended January 2, 2016	$3,302	$—	$8,256	$332	$(7,653)	$4,237
Year ended January 3, 2015	$2,666	$239	$5,492	$473	$(5,568)	$3,302

The accrual for warranty is included in accrued liabilities and other liabilities, depending on estimated settlement date, in the consolidated balance sheets as of December 31, 2016, and January 2, 2016. The portion of warranty expense related to the issuance of product of $6.8 million, $4.8 million and $3.1 million is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively. The portion related to servicing warranty claims including costs of the service department personnel is included in selling, general and administrative expenses in the consolidated statements of operations, and is $5.0 million, $3.8 million and $2.9 million, respectively, for the years ended December 31, 2016, January 2, 2016, and January 3, 2015.

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

	December 31,	January 2,
	2016	2016
	(in thousands)
Raw materials	$24,946	$18,609
Work in progress	2,521	1,246
Finished goods	3,044	3,198

Inventories	$30,511	$23,053

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Depreciable assets are assigned estimated lives as follows:

Building and improvements	5 to 40 years
Leasehold improvements	Shorter of lease term or estimated useful life
Furniture and equipment	3 to 10 years
Vehicles	5 to 10 years
Computer software	3 years

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

Capitalized software as of December 31, 2016, and January 2, 2016, was $16.6 million and $16.3 million, respectively. Accumulated depreciation of capitalized software was $15.4 million and $14.5 million as of December 31, 2016, and January 2, 2016, respectively.

Amortization expense for capitalized software was $0.9 million, $1.1 million, and $0.5 million for the years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively.

We review the carrying value of capitalized software and development costs for impairment in accordance with our policy pertaining to the impairment of long-lived assets.

Goodwill

Goodwill represents the excess of the consideration paid in a business combination over the fair value of the identifiable net assets acquired. We test goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. Our annual test for impairment is done on the first date of our fiscal fourth quarter. We consider various qualitative factors, including macroeconomic and industry conditions, financial performance of the company and changes in the stock price of the company to determine whether it is necessary to perform a quantitative test for goodwill impairment. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Under the quantitative test, goodwill is tested under a two-step method for impairment at a level of reporting referred to as a reporting unit. Step one of the quantitative analysis involves identifying potential impairment by comparing the fair value of each reporting unit with its carrying amount and, if applicable, step two involves estimation of the impairment loss, which is the amount of excess of carrying amount of goodwill over the implied fair value of the reporting unit goodwill. For all periods presented, based on a qualitative assessment, we concluded that a quantitative two-step assessment was not required to be performed.

Tradenames

The Company has indefinite-lived intangible assets in the form of tradenames. The impairment evaluation of the carrying amount of our tradenames is conducted annually, or more frequently, if events or changes in circumstances indicate that they might be impaired. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If we elect to bypass the qualitative assessment or if we determine, based on qualitative factors, that it is more likely than not that the fair value of our tradenames is less than the carrying amount, an evaluation is performed by comparing their carrying amount to their estimated fair values. If the estimated fair value is less than the carrying amount of the tradename, then an impairment charge is recorded to reduce the carrying value to its estimated fair value. The estimated fair value is determined using the relief from royalty method that is based upon the discounted projected cost savings (value) attributable to ownership of our tradenames, our only indefinite lived intangible assets. For all periods presented, based on a qualitative assessment, we concluded that a quantitative two-step assessment was not required to be performed for our tradenames.

Derivative financial instruments

We utilize certain derivative instruments, from time to time, including forward contracts and interest rate swaps and caps to manage variability in cash flow associated with commodity market price risk exposure in the aluminum market and interest rates. We do not enter into derivatives for speculative purposes. As of December 31, 2016, and January 2, 2016, we did not have any open forward contracts for the purchase of aluminum, or any interest rate caps or swaps. Additional information with regard to derivative instruments is contained in Note 9.

Concentrations of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. Accounts receivable are due primarily from dealers and distributors of building materials, and other companies in the construction industry, primarily located in Florida. Credit is extended based on an evaluation of the customer’s financial condition and credit history, and generally collateral is not required. The Company maintains an allowance for potential credit losses on trade receivables.

We maintain our cash with several financial institutions. The balance exceeds federally insured limits. At December 31, 2016, and January 2, 2016, such balance exceeded the insured limit by $37.5 million and $61.0 million, respectively.

Comprehensive income

The Company reports comprehensive income, defined as the total of net income and other comprehensive income, which is composed of all other non-owner changes in equity, and the components thereof, in its consolidated statements of comprehensive income.

The components of other comprehensive income relate to gains and losses on cash flow hedges, to the extent effective. Reclassification adjustments reflecting such gains and losses are recorded as income in the same period as the hedged items affect earnings.

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

Income and Sales Taxes

We account for income taxes utilizing the liability method. Deferred income taxes are recorded to reflect consequences on future years of differences between financial reporting and the tax basis of assets and liabilities measured using the enacted statutory tax rates and tax laws applicable to the periods in which differences are expected to affect taxable earnings. We have no liability for unrecognized tax benefits. However, should we accrue for such liabilities, when and if they arise in the future, we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision. Refer to Note 11 for additional information regarding the Company’s income taxes.

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

Our weighted average shares outstanding excludes underlying securities of 20 thousand, 66 thousand, and 16 thousand for the years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively, because their effects were anti-dilutive.

The table below presents the calculation of basic and diluted earnings per share, including a reconciliation of weighted average common shares:

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
(in thousands, except per share amounts)
Numerator:
Net income	$23,747	$23,552	$16,405

Denominator:
Weighted-average common shares—Basic	48,856	48,272	47,376
Add: Dilutive effect of stock compensation plans	1,723	2,096	2,401

Weighted-average common shares—Diluted	50,579	50,368	49,777

Net income per common share:
Basic	$0.49	$0.49	$0.35

Diluted	$0.47	$0.47	$0.33

3. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” (ASU 2015-03) which will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts (“original issue discount” or “OID”). The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This ASU is effective in financial statements issued for fiscal years beginning after December 15, 2015. In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, EITF Meeting,” which amends Subtopic 835-30 to add SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, regarding the SECs views of the classification of debt issuance costs relating to line-of-credit arrangements as deferred assets when no borrowings exist under the arrangement. We retrospectively adopted ASU 2015-03 in the interim period ended April 2, 2016, with respect to all deferred financing costs, lender fees and original issue discount, including those associated with the revolving credit portion of the 2016 Credit Agreement (see Note 8). The effect of this change did not have a material impact on the Company’s consolidated financial condition. The effects on the Company’s consolidated balance sheet as of January 2, 2016, relating to the reclassification of deferred financing costs is as follows (in thousands):

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

Accounting Pronouncements Recently Issued

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The amendment also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update is effective for our fiscal year beginning after December 15, 2019, and shall be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this guidance to have a significant effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business.” ASU 2017-01 affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business. It also provides more consistency in applying the guidance, reduces the costs of application, and makes the definition of a business more operable. This update is effective for our fiscal year beginning after December 15, 2017, including interim periods therein. We do not expect adoption of this guidance to have a significant effect on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718)”. This update is intended to provide simplification of the accounting for share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for our fiscal year beginning January 1, 2017. Upon adoption, we will record a cumulative-effect adjustment to the accumulated deficit for excess tax benefits not previously recognized as of the beginning of our 2017 fiscal year. After adoption, the primary impact of the adoption will be that the recognition of excess tax benefits will be as a discrete component of our income tax provision, rather than as additional paid-in capital.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We will make the required evaluation pursuant to this guidance and do not believe it will have any impact to our disclosures.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers that replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. The FASB also issued ASU 2015-14, Deferral of Effective Date that deferred the effective date for the new guidance until the annual reporting period beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, but not before the original effective date (periods beginning after December 15, 2016). The standard permits the use of either the retrospective (restating all years presented in the Company’s financial statements) or cumulative effect (recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption) transition method. Since its issuance, the FASB has also amended several aspects of the new guidance, including; ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the Topic 606 guidance on principal versus agent considerations, ASU 2016-10 Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing that clarifies identification of a performance obligation and address revenue recognition associated with the licensing of intellectual property, ASU 2016-12 Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients clarifying assessment of collectability criterion, non-cash consideration and other technical corrections and ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers is the result of the FASB Board decision to issue a separate Update for technical corrections and improvements. The Company expects to complete its assessment of the impact of adoption of ASC 606 during the first half of 2017. The Company currently plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2018, using the cumulative effect method, and continues to evaluate the impact of the adoption of ASC 606 on its consolidated financial statements. The Company expects to complete its assessment of the impact of adoption of ASC 606 during the first half of 2017.

4. Acquisitions

WinDoor, Inc.

On February 16, 2016 (the “closing date”), we completed the acquisition of WinDoor, Inc., which became a wholly-owned subsidiary of PGT Industries, Inc. The fair value of consideration transferred in the acquisition was $102.6 million, including the then estimated fair value of contingent consideration of $3.0 million, which has been allocated to the net assets acquired and liabilities assumed as of the acquisition date, in accordance with ASC 805, “Business Combinations”. The cash portion of the acquisition was financed with borrowings under the 2016 Credit Agreement and with $43.5 million of cash on hand.

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

The fair value of working capital related items, such as accounts and notes receivable, inventories, prepaid expenses, and accounts payable and accrued liabilities, approximated their book values at the date of acquisition. The fair value of property and equipment and remaining useful lives were estimated using a cost approach. The intangible assets (See Note 6) were valued using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs.

Acquisition costs totaling $0.9 million are included in selling, general, and administrative expenses on the consolidated statement of operations for the year ended December 31, 2016, and relate to legal expenses, representations and warranties insurance, diligence, and accounting services. These costs are being deferred and amortized for tax purposes over the same period as tax deductible goodwill.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, was determined to be $41.9 million, of which $38.9 million is expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through additional sales channel opportunities, as well as operational efficiencies, the going concern value of an established business, and our expectation of future economic benefits from the acquisition.

The SPA provided for the potential for an earn-out contingency payment to sellers should WinDoor achieve a certain level of sales in the calendar year ended December 31, 2016. Pursuant to the SPA, had WinDoor’s 2016 calendar-year sales (including both the pre-acquisition and post-acquisition periods of 2016) reached at least $46.0 million, the Company was required to pay 5.9% of WinDoor’s sales, or approximately $2.7 million, up to a maximum sales amount of $51.0 million, or approximately $3.0 million. If WinDoor’s 2016 calendar-year sales were less than $46.0 million, no payment was required.

The potential undiscounted amount of all future payments that could be required to be paid under the contingent earn-out consideration arrangement was between $0 and $3.0 million. We had recorded an earn-out contingency liability of $3.0 million on the closing date, which represented its then estimated fair value using undiscounted cash flows, based on probability adjusted level of revenues with a range whose minimum was $51.0 million. Based on revised estimates using actual sales through the end of the 2016 third quarter, we concluded the probability was remote that WinDoor’s actual sales for 2016 would reach the $46.0 million minimum level required for the minimum payment of $2.7 million possible under the earn-out contingency arrangement and, therefore, determined that the entire initial estimated fair value of $3.0 million should be reversed. As a result, in the 2016 third quarter, we recorded an adjustment to the amount of contingent consideration within income from continuing operations in the accompanying consolidated statement of operations for the year ended December 31, 2016. Consistent with our conclusion reached in the 2016 third quarter, WinDoor’s 2016 calendar-year sales did not reach at least $46 million.

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

	Year Ended
	December 31,	January 2,
Pro Forma Results (unaudited)	2016	2016
(in thousands, except per share amounts)
Net sales	$461,011	$430,626

Net income	$22,402	$17,912

Net income per common share:
Basic	$0.46	$0.37

Diluted	$0.44	$0.36

US Impact Systems, Inc.

On August 31, 2016, CGIC, a wholly-owned subsidiary of CGI, which is wholly-owned by the Company, entered into an asset purchase agreement (APA) with USI and its stockholders whereby CGIC purchased the operations and certain assets of, and assumed certain liabilities of USI. USI is an established fabricator of storefront window and door products. The fair value of the consideration transferred in the acquisition was $1.9 million, which has been allocated to current and other assets totaling $1.8 million and amortizable intangible assets totaling $0.6 million, and goodwill of $0.6 million, less the assumption of accounts payable and accrued liabilities with estimated fair values totaling $1.2 million, in accordance with ASC 805, “Business Combinations”. This transaction did not have a significant impact on our financial position or operating results for 2016.

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

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, was determined to be $65.6 million, of which $9.3 million is expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through additional sales channel opportunities, as well as operational efficiencies, the going concern value of an established business, and our expectation of future economic benefits from the acquisition.

The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of our 2014 fiscal year. Pro forma results have been prepared by adjusting our historical results to include the results of CGI adjusted for the following: amortization expense related to the estimated intangible assets arising from the acquisition and interest expense to reflect the 2014 Credit Agreement entered into in connection with the acquisition.

The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of our 2014 fiscal year, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

Year Ended
Pro Forma Results (unaudited)	January 3, 2015
(in thousands, except per share amounts)
Net sales	$337,369

Net income	$15,209

Net income per common share:
Basic	$0.32

Diluted	$0.31

5. Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of:

	December 31,	January 2,
	2016	2016
	(in thousands)
Land	$6,298	$6,298
Buildings and improvements	51,681	46,229
Machinery and equipment	79,421	63,290
Vehicles	11,415	9,478
Software	16,640	16,278
Construction in progress	6,319	8,317

Property, plant and equipment	171,774	149,890
Less: Accumulated depreciation	(87,565)	(78,387)

Property, plant and equipment, net	$84,209	$71,503

6. Goodwill, Trade Names and Other Intangible Assets

Trade names and other intangible assets are as follows as of:

			Initial
	December 31,	January 2,	Useful Life
	2016	2016	(in years)
	(in thousands)
Goodwill	$108,060	$65,635	indefinite

Other intangible assets:
Trade names	$75,841	$57,441	indefinite

Customer relationships	106,647	79,700	3-10
Developed technology	3,000	1,700	9-10
Non-compete agreement	1,668	600	2-5
Less: Accumulated amortization	(66,226)	(60,130)

Subtotal	45,089	21,870

Other intangible assets, net	$120,930	$79,311

Goodwill at January 2, 2016	$65,635
Increase in goodwill from allocation of WinDoor purchase price	41,856
Increase in goodwill from allocation of USI purchase price	569

Goodwill at December 31, 2016	$108,060

Tradenames at January 2, 2016	$57,441
Increase in tradenames from the acquisition of WinDoor	18,400

Tradenames at December 31, 2016	$75,841

Amortizable Intangible Assets

We test amortizable intangible assets for impairment when indicators of impairment exist. No impairment testing was performed during the years ended December 31, 2016, January 2, 2016, and January 3, 2015, as we determined that there were no impairment indicators at any time during that three-year period.

Estimated amortization of our customer relationships, developed technology and non-compete agreement intangible assets is as follows for future fiscal years:

(in thousands)	Total
2017	$6,329
2018	6,341
2019	6,282
2020	6,278
2021	5,974
Thereafter	13,885

Total	$45,089

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	December 31,	January 2,
	2016	2016
	(in thousands)
Accrued payroll and benefits	$4,384	$4,326
Accrued warranty	4,494	3,484
Customer deposits	2,176	1,334
Accrued health claims insurance payable	668	827
Accrued interest	1,660	133
Other	1,527	1,294

	$14,909	$11,398

Other accrued liabilities are comprised primarily of state sales taxes and customer rebates.

8. Long-Term Debt

Long-term debt consists of the following:

	December 31,	January 2,
	2016	2016
	(in thousands)
Term loan payable with a payment of $0.675 million due quarterly. A lump sum payment of $253.8 million is due on February 15, 2022. Interest is payable quarterly at LIBOR or the prime plus an applicable margin. At December 31, 2016, the average rate is 1.00% plus a margin of 5.75%. (1)	$263,975	$—
Term loan payable with a payment of $0.5 million due quarterly. A lump sum payment of $186.0 million was due on September 22, 2021. Interest was payable quarterly at LIBOR or the prime plus an applicable margin. At January 2, 2016, the average rate was 1.00% plus a margin of 4.25%.	—	197,500
Fees, costs and original issue discount (2)	(16,102)	(6,733)

	247,873	190,767
Less current portion of long-term debt	—	(1,949)

Long-term debt, less current portion	$247,873	$188,818

(1)	Effective on February 17, 2017, the Company amended and repriced this term loan. Terms of the repriced facility include a one percentage-point reduction in stated interest rate to LIBOR of 1.00% plus a margin of 4.75%. The amended term loan facility has quarterly payments of principal of $0.675 million, with a lump sum payment of $253.8 million due February 15, 2022, each of which remained unchanged from the prior facility (See Note 20.).
(2)	Fees, costs and original issue discount – represents third-party fees, lender fees, other debt-related costs, and original issue discount, recorded as a reduction of the carrying value of the debt pursuant to ASU 2015-03, and is amortized over the life of the debt instrument.

2016 Credit Agreement

See Note 20, “Subsequent Event” for information regarding an amendment to the term loan facility of the 2016 Credit Agreement, which resulted in a one percentage-point reduction in the stated interest rate for borrowings under this facility. All other significant terms, restrictions, and financial and other covenants under the 2016 Credit Agreement remain unchanged.

On February 16, 2016, we entered into the 2016 Credit Agreement, among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in February 2022 that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in February 2021 that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of December 31, 2016, there were $0.3 million of letters of credit outstanding and $39.7 million available on the revolver.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the term loans and the revolving credit facility accrue interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 575 basis points in the case of LIBOR and 475 basis points in the case of the base rate. However, subsequent to the repricing amendment as discussed in “Subsequent Event”, these rates have been decreased to 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. We pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit.

The face value of the 2016 Credit Agreement at the time of issuance was $270 million of which $2.0 million has been repaid as scheduled debt repayments through December 31, 2016. In addition, we made a voluntary prepayment of $4.0 million on September 30, 2016, using internally generated cash on hand. We elected to apply the prepayment against upcoming required principal repayments in direct order of maturity, as permitted under the 2016 Credit Agreement, resulting in no required repayments of principal until the first quarter of 2018. As of December 31, 2016, the face value of debt outstanding under the 2016 Credit Agreement was $264.0 million, and accrued interest was $1.7 million.

The Company incurred third-party fees and costs totaling $1.5 million, and additional lender fees and discount of $14.6 million in the February 2016 refinancing. As a result of the voluntary prepayment of debt discussed above, we accelerated the amortization of lenders fees and discount relating to the term-loan portion of the 2016 Credit Agreement of $0.2 million, which is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2016.

With our adoption of ASU 2015-03, all debt-related fees, costs and original issue discount, including those related to the revolving credit portion of the facility, is classified as a reduction of the carrying value of long-term debt. The activity relating to third-party fees and costs, lender fees and discount for the year ended December 31, 2016, are as follows:

(in thousands)	Total
At beginning of year as of January 2, 2016	$6,733
Amortization expense through refinancing	(128)

At time of refinancing	6,605
Add: Fees, costs and OID relating to the 2016 Credit Agreement	16,148
Less: Debt extinguishment costs	(3,431)
Less: Third-party fees and cost classified within SG&A	(627)
Less: Amortization expense after refinancing	(2,368)
Less: Accelerated amortization relating to debt prepayment	(225)

At end of year as of December 31, 2016	$16,102

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated, and which reflects the effect on the effective interest rate as a result of the repricing discussed in “Subsequent Event” in this section, as of December 31, 2016, is as follows:

(in thousands)	Total
2017	$2,855
2018	3,036
2019	3,195
2020	3,430
2021	3,185
2022	401

Total	$16,102

As a result of the voluntary prepayment of $4.0 million as discussed above, our next scheduled repayment is not due until the first quarter of 2018. The contractual future maturities of long-term debt outstanding as of December 31, 2016, are as follows (at face value):

(in thousands)	Total
2017	$—
2018	2,075
2019	2,700
2020	2,700
2021	2,700
2022	253,800

Total	$263,975

The 2016 Credit Agreement contains a springing financial covenant. If we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to EBITDA, each as defined in the 2016 Credit Agreement), and is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of December 31, 2016, no test is required as we have not exceeded 20% of our revolving capacity.

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

2014 Credit Agreement

On September 22, 2014, we entered into the 2014 Credit Agreement, among us, the lending institutions identified in the 2014 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2014 Credit Agreement established new senior secured credit facilities in an aggregate amount of $235.0 million, consisting of a $200.0 million Term B term loan facility that was to mature in seven years and amortize on a basis of 1% annually during the seven-year term, and a $35.0 million revolving credit facility that was to mature in five years that included a swing line facility and a letter of credit facility. Our obligations under the 2014 Credit Agreement were secured by substantially all of our assets as well as our subsidiaries’ assets. In connection with entering into the 2016 Credit Agreement, on February 16, 2016, we terminated the 2014 Credit Agreement.

Interest expense, net consisted of the following:

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
(in thousands)
Long-term debt	$17,351	$10,562	$4,841
Debt fees	296	269	240
Amortization of deferred financing costs and debt discount	2,721	1,014	945
Interest income	(105)	(70)	(37)

Interest expense	20,263	11,775	5,989
Capitalized interest	(138)	(70)	(29)

Interest expense, net	$20,125	$11,705	$5,960

9. Derivatives

Aluminum Forward Contracts

From time to time we use aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. These contracts are initially designated as cash flow hedges since they are believed to be highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum. However, in 2014, we designated all of our then existing aluminum hedges as ineffective. The change in value of those aluminum forward contracts was recognized in other expense, net, on the consolidated statement of operations for the year ended January 2, 2016, and January 3, 2015, and totaled $0.4 million and $0.2 million, respectively.

Interest Rate Contracts

In 2013, relating to our then existing credit facility, we entered into certain interest rate derivative contracts. As a result of the termination of the related credit agreement in 2014, we marked-to-market certain of these interest rate derivative products, and terminated one such product with a payment of $1.4 million.

There were no derivative financial instruments or related activity during the year ended December 31, 2016. The following represents the gains (losses) on derivative financial instruments for the years ended January 2, 2016, and January 3, 2015, and their classifications within the accompanying consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended			Year Ended
	January 2,	January 3,		January 2,	January 3,
	2016	2015		2016	2015
Aluminum contracts	$126	$346	Cost of sales	$—	$(7)
Interest rate swap	$—	$(558)	Interest expense, net	$—	$—
Interest rate swap	$—	$—	Other expense, net	$—	$(1,188)

	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
		Year Ended
		January 2,	January 3,
		2016	2015
Aluminum contracts	Other expense, net	$(388)	$(221)
Interest rate swap	Other expense, net	$—	$(314)
Interest rate cap	Other expense, net	$—	$(27)

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

During 2016, 2015, or 2014, we did not make any transfers between Level 1, Level 2 or Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments, not including derivative financial instruments, include cash, accounts and notes receivable, and accounts payable, and accrued liabilities whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include long-term debt. The fair value of our long-term debt is based on debt with similar terms and characteristics and was approximately $264.6 million as of December 31, 2016, compared to a principal outstanding value of $264.0 million, and $192.5 million as of January 2, 2016, compared to a principal outstanding value of $197.5 million. Fair value at January 2, 2016, was estimated based on face value, less term-loan lender fees and discount.

11. Income Taxes

We consider all income sources, including other comprehensive income, in determining the amount of tax expense allocated to continuing operations.

The components of income tax expense are as follows (in thousands):

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
Current:
Federal	$4,602	$8,861	$6,346
State	921	443	—

	5,523	9,304	6,346

Deferred:
Federal	5,371	4,893	2,379
State	906	1,100	950

	6,277	5,993	3,329

Income tax expense	$11,800	$15,297	$9,675

The aggregate amount of income taxes included in the consolidated statements of operations and consolidated statements of shareholders’ equity are as follows (in thousands):

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
Consolidated statements of income:
Income tax expense relating to continuing operations	$11,800	$15,297	$9,675
Consolidated statements of shareholders’ equity:
Reversal of intraperiod tax allocation	$—	$(1,595)	$—
Income tax expense relating to derivative financial instruments	$—	$50	$431
Income tax benefit relating to share-based compensation	$(1,872)	$(3,840)	$(6,064)

The reversal of intra-period income tax allocation of $1.6 million in the year ended January 2, 2016, represents income tax expense previously classified within accumulated other comprehensive losses, relating to the intra-period income taxes on our effective aluminum hedges, which we reversed in the second quarter of 2015 as the result of the culmination of our remaining cash flow hedges.

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.8%	3.8%	3.8%
Reversal of intraperiod tax allocation	—	4.1%	—
Research activities credits	(2.8)%	—	—
Domestic manufacturing deduction	(1.8)%	(2.2)%	(2.1)%
Florida jobs creation incentive credits	(0.6)%	(2.0)%	—
Non-deductible acquisition costs	—	—	0.6%
Change in valuation allowance on deferred tax assets	(0.2)%	0.3%	—
Non-deductible expenses	0.2%	0.2%	—
Other	(0.4)%	0.2%	(0.2)%

	33.2%	39.4%	37.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax liability are as follows:

	December 31,	January 2,
	2016	2016
	(in thousands)
Deferred tax assets:
State and federal net operating loss carryforwards	$2,000	$4,735
Stock-based compensation expense	2,646	2,735
Accrued warranty	2,149	1,643
Obsolete inventory and UNICAP adjustment	503	607
Other deferrals and accruals, net	899	682
Allowance for doubtful accounts	195	152
Acquisition costs	537	261

Total deferred tax assets	8,929	10,815

Deferred tax liabilities:
Trade names and other intangible assets, net	(26,007)	(26,631)
Property, plant and equipment	(10,492)	(9,202)
Goodwill	(3,193)	(619)
Deferred financing costs	(1,241)	(131)
Prepaid expenses	(167)	(126)

Total deferred tax liabilities	(41,100)	(36,709)

Total deferred tax liabilities, net	$(32,171)	$(25,894)

Regarding tax goodwill, the amount of goodwill deductible for tax purposes was $63.8 million at the time of the 2004 PGT acquisition, which was fully amortized in the year ended January 2, 2016.

We acquired goodwill deductible for tax purposes in the CGI acquisition as the transaction was treated as an acquisition of stock for tax purposes. At the date of the acquisition, the amount of goodwill deductible for tax purposes from the CGI acquisition was $9.3 million. At the time of the acquisition, this goodwill was the same amount for both book and tax purposes and, therefore, no deferred tax asset or liability was recognized. As we amortize this goodwill for tax purposes over its remaining life, which was approximately 7.4 years at the time of the acquisition, we will recognize a deferred tax liability. The unamortized amount of this goodwill was $6.5 million and $7.7 million at December 31, 2016, and January 2, 2016, respectively.

We have goodwill deductible for tax purposes in the WinDoor acquisition as the transaction was treated as an acquisition of stock treated as a step-up acquisition of assets and assumption of liabilities pursuant to our election under section 338(h)(10) of the Internal Revenue Code. We expect to be able to deduct goodwill for tax purposes of $38.9 million from the WinDoor transaction. The unamortized amount of this goodwill was $36.5 million at December 31, 2016.

Also, acquisition costs totaling $0.9 million included in selling, general, and administrative expenses on the consolidated statement of operations for the year ended December 31, 2016, and relating to legal expenses, representations and warranties insurance, diligence, and accounting services, are being deferred and amortized for tax purposes over the same period as tax deductible goodwill. See Note 4, “Acquisitions – WinDoor, Inc.”.

We have goodwill deductible for tax purposes in the USI acquisition as the transaction was treated as an acquisition of assets and assumption of liabilities for both book and tax purposes. We expect to be able to deduct goodwill for tax purposes of $0.6 million from the USI transaction. See Note 4, “Acquisitions – US Impact Systems, Inc.”. The unamortized amount of this goodwill was $0.6 million at December 31, 2016

We estimate that we have $1.2 million of tax affected federal net operating loss carryforwards, composed entirely of net operating loss carryforwards acquired in the CGI acquisition, and $0.8 million of state operating loss carryforwards, as of December 31, 2016, expiring at various dates through 2027. Use of the net operating loss carryforwards acquired in the CGI acquisition is subject to annual limitations for federal tax purposes. However, we believe they will be fully utilized prior to expiration.

As the result of tax deductible compensation expense in excess of stock-based compensation expense recorded for book purposes relating to the exercise of stock options, concurrent with the full utilization of all of our regular net operating loss carry-forwards during 2013, for the years ended December 31, 2016, January 2, 2016, and January 2, 2015, we recognized $1.9 million, $3.8 million, and $6.1 million, respectively, of excess tax benefits (ETBs) in additional paid-in capital. Our policy with regard to providing for income tax expense when ETBs are utilized is to follow the “with-and-without” approach as described in ASC 740-20 and ASC 718 and include in the measurement the indirect effects of the excess tax deduction.

At January 2, 2016, we provided for a valuation allowance against net operating losses of approximately $0.2 million we have to carryforward in North Carolina as we concluded it is not more likely than not that we will realize the full benefit of the net operating losses before expiration. During the year ended December 31, 2016, we reduced this valuation allowance by approximately $0.1 million to reflect an increase in our estimate of net operating losses we will be able to realize in North Carolina. For financial reporting purposes, we classified this valuation allowance as a reduction of state and federal net operating loss carryforwards in the above table. We had no valuation allowance on deferred tax assets at January 3, 2015, as management’s assessment of our ability to realize our deferred tax assets is that it is more likely than not that we will generate sufficient future taxable income to realize all of our deferred tax assets.

The tax years 2011 to 2016 remain open for examination by the IRS due to the statute of limitations and net operating losses utilized in prior tax years.

12. Commitments and Contingencies

Leases

We lease certain of our manufacturing facilities under operating leases. We also lease production equipment, vehicles, computer equipment, storage units and office equipment under operating leases. Our operating leases expire at various times through 2021. Lease expense was $4.2 million, $2.3 million and $1.6 million for the years ended December, 31, 2016, January 2, 2016, and January 3, 2015, respectively. Future minimum lease commitments for non-cancelable operating leases are as follows at December 31, 2016 (in thousands):

2017	$3,889
2018	2,064
2019	1,669
2020	1,303
2021	143

Total	$9,068

Through the terms of certain of our leases, we have the option to purchase the leased equipment for cash in an amount equal to its then fair market value plus all applicable taxes.

Purchase Commitments

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If these programs were cancelled by us, as of December 31, 2016, we would be required to pay $5.3 million for various materials. During the years ended December 31, 2016, January 2, 2016, and January 3, 2015, we made purchases under these programs totaling $132.8 million, $122.0 million and $108.7 million, respectively.

At December 31, 2016, we had $0.3 million in standby letters of credit related to our worker’s compensation insurance coverage, and commitments to purchase equipment of $0.2 million.

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

13. Employee Benefit Plans

We have a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. We currently make matching contributions based on our operating results. During the years ended December 31, 2016, January 2, 2016, and January 3, 2015, there was a matching contribution of up to 3%, in each year made at various times during the year. Company contributions and earnings thereon vest at the rate of 20% per year of service with us when at least 1,000 hours are worked within the Plan year. We recognized expenses of $1.9 million, $0.7 million and $1.1 million for the years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively.

14. Related Parties

In the ordinary course of business, we sell windows to Builders FirstSource, Inc. One of our directors, Floyd F. Sherman, is the president, chief executive officer, and a director of Builders FirstSource, Inc., and another, Brett Milgrim, is also a director of Builders FirstSource, Inc. Total net sales to Builders FirstSource, Inc. were $12.8 million, $7.9 million and $6.7 million for the years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively. As of December 31, 2016, and January 2, 2016, there was $1.7 million and $0.7 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

15. Shareholders’ Equity

During 2016, we repurchased 299,988 shares of our common stock at a total cost of $2.8 million, including 288,183 shares at a total cost of $2.7 million under the plan approved by the Board of Directors discussed below, and 11,805 shares purchased at a total cost of approximately $0.1 million, and immediately retired, from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

On October 28, 2015, the Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases will be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our 2016 Credit Agreement, and other relevant factors. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at the Company’s discretion, and the program may be suspended, terminated or modified at any time for any reason. In the future, we may make opportunistic repurchases of our common stock as we see fit.

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

There were 976,633 shares available for grant under the 2014 Plan at December 31, 2016.

2006 Plan

On June 5, 2006, we adopted the 2006 Equity Incentive Plan (the “2006 Plan”) whereby equity-based awards may be granted by the Board to eligible non-employee directors, selected officers and other employees, advisors and consultants of ours. On April 6, 2010, our stockholders approved the PGT Innovations, Inc. (formerly PGT, Inc.) Amended and Restated 2006 Equity Incentive Plan (the “Amended and Restated 2006 Equity Incentive Plan”). With the adoption of the 2014 Plan effective on March 28, 2014, no further shares will be granted and, therefore, no shares are available under the 2006 Plan.

New Issuances

During 2016, we issued a total of 292,110 shares of restricted stock awards to certain directors, executives and non-executive employees of the Company, all from the 2014 Plan. The restrictions on these awards lapse at various time periods through 2019 and had a weighted average fair value on the dates of the grants of $9.38, as described below.

On March 3, 2016, we issued 251,370 shares of restricted stock to certain executive and non-executive employees of the company. The final number of shares awarded under the issuance on March 3, 2016, is subject to adjustment based on the performance of the Company for the 2016 fiscal year and will become final after December 31, 2016. The performance criteria, as defined in the share awards, provided for a graded awarding of shares based on the percentage by which the Company meets earnings before interest and taxes, as defined, in our 2016 business plan. The percentages, ranging from less than 80% to greater than 120%, provide for the awarding of shares ranging from 0% to 150% of the target amount and only related to half of the initial March 3, 2016, issuance of 251,370 shares, or 125,685 shares. The final award is also affected by forfeitures upon the termination of a grantee’s employment with the Company. The remaining 125,685 shares from the March 3, 2016, issuance were not subject to adjustment based on any performance or other criteria. The grant date fair value of the March 3, 2016, award was $9.23.

On May 20, 2016, we issued a total of 39,004 shares of restricted stock awards to the seven board members of the Company as the non-cash portion of their annual compensation for participation on the Company’s Board of Directors. The restrictions on these awards lapse in one year, and have a weighted average fair value on date of grant of $10.32 based on the NASDAQ market price of the common stock on the close of business on the day the awards were granted.

On February 1, 2016, one member of the board received 1,736 shares of restricted stock representing the prorated non-cash portion of the board member’s annual compensation from the prior year, having been newly appointed to the board of directors on February 1, 2016. The restrictions on these awards lapsed on May 22, 2016, and had a weighted average fair value on date of grant of $9.80 based on the NASDAQ market price of the common stock on the close of business on the day the awards were granted.

The compensation cost that was charged against income for stock compensation plans was $1.8 million, $1.8 million and $1.2 million, respectively, for the years ended December 31, 2016, January 2, 2016, and January 3, 2015, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. We recognized $1.9 million, $3.8 million, and $6.1 million in excess income tax benefits for share-based compensation in the years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

We have not granted options since 2014. The fair value of stock options granted in 2014 were estimated using a Black-Scholes option-pricing model with the following weighted average assumptions:

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

Stock Options

A summary of the status of our stock options as of December 31, 2016, and changes during the year then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life
Outstanding at January 2, 2016	3,170,314	$2.04
Exercised	(537,364)	$1.82
Forfeited/Expired	(8,000)	$3.25

Outstanding at December 31, 2016	2,624,950	$2.08	3.4

Exercisable at December 31, 2016	2,606,950	$2.03	3.4

The following table summarizes information about employee stock options outstanding at December 31, 2016, (dollars in thousands, except per share amounts):

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value
$1.60-$2.31	3.2 Years	2,604,950	$24,610	2,598,950	$24,553
$11.81	7.2 Years	20,000	—	8,000	—

		2,624,950	$24,610	2,606,950	$24,553

The weighted average fair value of options granted during the year ended January 3, 2015, was $5.37. The aggregate intrinsic value of options outstanding and of options exercisable as of January 2, 2016, was $29.7 million and $29.5 million, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of January 3, 2015, was $32.5 million and $24.3 million, respectively. The total grant date fair value of options vested during the years ended December 31, 2016, January 2, 2016, and January 3, 2015, was $32 thousand, $1.2 million and $1.3 million, respectively.

For the year ended December 31, 2016, we received approximately $1.0 million in proceeds from the exercise of 537,364 options for which we recognized $1.9 million in excess tax benefits through additional paid in capital. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2016, was $5.1 million. For the year ended January 2, 2016, we received $2.2 million in proceeds from the exercise of 1,033,750 options for which we recognized $3.8 million in excess tax benefits through additional paid in capital. The aggregate intrinsic value of stock options exercised during the year ended January 2, 2016, was $10.8 million. For the year ended January 3, 2015, we received $1.7 million in proceeds from the exercise of 906,573 options for which we recognized $6.1 million in excess tax benefits through additional paid in capital. The aggregate intrinsic value of stock options exercised during the year ended January 3, 2015, was $7.9 million.

Restricted Share Awards

There were 292,110 restricted share awards granted in the year ended December 31, 2016, which will vest at various time periods through 2019.

A summary of the status of restricted share awards as of December 31, 2016, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding at January 2, 2016	342,878	$11.19
Granted	292,110	$9.38
Vested	(128,590)	$11.39
Forfeited/Performance adjustment	(80,096)	$10.31

Outstanding at December 31, 2016	426,302	$10.05

As of December 31, 2016, the remaining compensation cost related to non-vested share awards was $1.0 million which is expected to be recognized in earnings straight-line over a weighted average period of 1.2 years.

17. Accumulated Other Comprehensive Income (Loss)

There was no activity within accumulated other comprehensive income during the year ended December 31, 2016. The following table shows the components of accumulated other comprehensive loss for 2015 and 2014:

	Aluminum
	Forward	Interest
(in thousands)	Contracts	Swap	Total
Balance at December 28, 2013	$(1,837)	$(386)	$(2,223)

Other comprehensive income (loss) before reclassification	346	(558)	(212)
Amounts reclassified from other comprehensive loss	7	1,188	1,195
Tax effect	(187)	(244)	(431)

Net current-period other comprehensive income	166	386	552

Balance at January 3, 2015	(1,671)	—	(1,671)

Other comprehensive income before reclassification	126	—	126
Tax effect	(50)	—	(50)
Reclassification of income tax allocation	1,595	—	1,595

Net current-period other comprehensive income	1,671	—	1,671

Balance at January 2, 2016	$—	$—	$—

There was no reclassification activity from accumulated other comprehensive income (loss) in 2016. The follow table shows reclassifications out of accumulated other comprehensive loss for 2015, and 2014:

	Amounts Reclassified From Accumulated Other Comprehensive Loss
			Affected Line Item in Statement Where Net Income is Presented
	Year Ended
	January 2,	January 3,
	2016	2015
(in thousands)
Aluminum forward contracts	$126	$7	Cost of sales
Tax effect	(50)	(3)	Tax expense
Interest rate swap	$—	$1,188	Other expense, net
Tax effect	—	(461)	Tax expense
Income tax allocation	1,595	—	Tax expense

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

We operate as a single operating segment that manufactures windows and doors. Our chief operating decision maker evaluates performance by reviewing a few major categories of product sales and then considering costs on a total company basis. Sales by product group are as follows:

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
(in millions)
Product category:
Impact-resistant window and door products	$381.6	$319.2	$240.3
Non-impact window and door products	77.0	70.6	66.1

Total net sales	$458.6	$389.8	$306.4

19. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2016, and 2015 (in thousands, except per share amounts):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$100,206	$119,033	$129,807	$109,504
Gross profit	29,983	37,470	41,086	31,559
Net income	1,479	7,350	10,796	4,122
Net income per share – basic	$0.03	$0.15	$0.22	$0.08
Net income per share – diluted	$0.03	$0.15	$0.21	$0.08

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$95,301	$100,833	$100,668	$93,008
Gross profit	31,047	32,939	29,421	25,725
Net income	6,652	6,780	6,346	3,774
Net income per share – basic	$0.14	$0.14	$0.13	$0.08
Net income per share – diluted	$0.13	$0.13	$0.13	$0.07

Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share. Each of our fiscal quarters above consists of 13 weeks.

20. Subsequent Event

On February 17, 2017, we entered into an amendment to our 2016 Credit Agreement (the “First Amendment”), dated as of February 16, 2016, by and among the Company, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The First Amendment, among other things, (a) decreases the applicable interest rate margins for the Initial Term Loans (as defined in the Credit Agreement) from (i) 4.75% to 3.75%, in the case of the Base Rate Loans (as defined in the Credit Agreement), and (ii) 5.75% to 4.75%, in the case of the Eurodollar Loans (as defined in the Credit Agreement), and (b) adds a soft call premium equal to 1.0% of the principal repaid or repriced if the Initial Term Loans are voluntarily refinanced or repriced pursuant to certain refinancing transactions within twelve months of the effective date of the First Amendment.

As a result of the First Amendment, we expect interest expense to decrease approximately $2.6 million annually, with an approximate $2.3 million decrease in 2017. There were no lenders’ fees or discount relating to the First Amendment. We estimate that our total interest expense will be approximately $18.6 million in 2017, assuming no significant increase in our borrowings, including approximately $2.9 million of amortization of carryover deferred financing costs and original issue discount.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. The evaluation was performed based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements for the year ended December 31, 2016. KPMG LLP’s report on internal control over financial reporting is set forth below.

Changes in Internal Control over Financial Reporting

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

Our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) – 15(f) under the Exchanges Act) include WinDoor, acquired on February 16, 2016, in our financial reporting structure.

Other than as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

b. Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PGT Innovations, Inc.:

We have audited PGT Innovations, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PGT Innovations, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s annual report on internal control over financial reporting included in item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PGT Innovations, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PGT Innovations, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. Our report dated March 10, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida

March 10, 2017

Certified Public Accountants

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2017 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2017 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2017 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is incorporated herein by reference.

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

(2) Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Period	Added in Acquisition	Costs and expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2016	$336	$159	$67	$(163)	$399
Year ended January 2, 2016	$306	$—	$43	$(13)	$336
Year ended January 3, 2015	$513	$85	$(216)	$(76)	$306

(1)	Represents uncollectible accounts charged against the allowance for doubtful accounts, net of recoveries.

(3)	The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of PGT Innovations, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

3.2	Amended and Restated By-Laws of PGT Innovations, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

4.1	Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2006, Registration No. 333-132365)

4.3	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.1	Credit Agreement, dated February 16, 2016, among PGT Innovations, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 16, 2016, filed with the Securities and Exchange Commission on February 17, 2016, Registration No. 000-52059)

10.2	Supply Agreement, executed on January 24, 2014, by and between Keymark Corporation and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.3	Supply Agreement, executed on January 20, 2016, by and between PPG Industries, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 20, 2016, filed with the Securities and Exchange Commission on January 21, 2016, Registration No. 000-52059)

10.4	Supply Agreement, executed on December 17, 2014, by and between PGT Industries, Inc. and Kuraray America, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 17, 2014, filed with the Securities and Exchange Commission on December 18, 2014, Registration No. 000-52059)

10.5	Supply Agreement, executed on January 25, 2016, by and between, PGT Industries, Inc. and SAPA Extruder, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 25, 2016, filed with the Securities and Exchange Commission on January 25, 2016, Registration No. 000-52059)

10.6	PGT Innovations, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.7	Form of PGT Innovations, Inc. 2006 Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8	Form of Employment Agreement, between PGT Industries, Inc. and, individually, Rodney Hershberger, Jeffery T. Jackson, and Bradley West (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 26, 2009, Registration No. 000-52059)

10.9*	Form of PGT Innovations, Inc. Director Indemnification Agreement

10.10	Form of PGT Innovations, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.11	PGT Innovations, Inc. 2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Appendix A to Definitive Proxy Statement on Form DEF 14A dated March 28, 2014, filed with the Securities and Exchange Commission on April 2, 2014)

Exhibit Number	Description

10.12	Supply Agreement, executed on December 3, 2014, by and between PGT Industries, Inc. and Quanex IG Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 3, 2014, filed with the Securities and Exchange Commission on December 4, 2014, Registration No. 000-52059)

10.13	Agreement and Plan of Merger, executed on July 25, 2015, with CGI Windows and Doors Holdings, Inc., and PGT Industries, Inc., and Cortec Group IV, L.P., solely in its capacity as the representatives of the equity holders of CGI (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 25, 2014, filed with the Securities and Exchange Commission on July 28, 2014, Registration No. 000-52059)

10.14	Supply Agreement, executed on April 29, 2014, by and between and PGT Industries, Inc. and Royal Group, Inc., for its Window & Door Profiles division (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2014, filed with the Securities and Exchange Commission on May 5, 2014, Registration No. 000-52059)

10.15	Stock Purchase Agreement, by and among PGT Industries, Inc., WinDoor, Incorporated, LTE, LLC, the Sellers indentified therein and R. Frank Lukens Revocable Trust dated December 20, 2005, as the Representative, dated November 25, 2015 (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K dated November 25, 2015, filed with the Securities and Exchange Commission on November 30, 2015, Registration No. 000-52059)

10.16	First Amendment to Credit Agreement, dated as of February 17, 2017, among PGT Innovations, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 17, 2017, filed with the Securities and Exchange Commission on February 22, 2017, Registration No. 000-52059)

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.

Item 16.	10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT INNOVATIONS, INC.
(Registrant)

Date: March 10, 2017	/s/ Rodney Hershberger
Rodney Hershberger
Chairman and Chief Executive Officer

Date: March 10, 2017	/s/ Bradley West
Bradley West
Senior Vice President and Chief Financial Officer

The undersigned hereby constitute and appoint Todd King and his substitutes our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorney-in-fact or his substitutes shall lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rodney Hershberger	Chairman and Chief Executive Officer (Principal Executive Officer and Director)	March 10, 2017
Rodney Hershberger

/s/ Jeffrey T. Jackson	President, Chief Operating Officer and Director	March 10, 2017
Jeffrey T. Jackson

/s/ Bradley West	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2017
Bradley West

/s/ Alexander R. Castaldi	Director	March 10, 2017
Alexander R. Castaldi

/s/ Richard D. Feintuch	Director	March 10, 2017
Richard D. Feintuch

/s/ M. Joseph McHugh	Director	March 10, 2017
M. Joseph McHugh

/s/ Floyd F. Sherman	Director	March 10, 2017
Floyd F. Sherman

/s/ Brett N. Milgrim	Director	March 10, 2017
Brett N. Milgrim

/s/ William J. Morgan	Director	March 10, 2017
William J. Morgan

/s/ Sheree L. Bargabos	Director	March 10, 2017
Sheree L. Bargabos