Form 10-Q
period 2017-04-01
PGT Innovations, Inc.
filed 2017-05-04
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-37971

PGT Innovations, Inc.

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

Common Stock, $0.01 par value, 49,421,604 shares, as of May 4, 2017.

PGT INNOVATIONS, INC.

Form 10-Q for the Three Months Ended April 1, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended
	April 1, 2017	April 2, 2016
	(unaudited)
Net sales	$112,721	$100,206
Cost of sales	80,982	70,223

Gross profit	31,739	29,983

Selling, general and administrative expenses	22,785	20,061

Income from operations	8,954	9,922

Interest expense, net	4,910	4,158
Debt extinguishment costs	—	3,431

Income before income taxes	4,044	2,333

Income tax expense	1,045	854

Net income	$2,999	$1,479

Net income per common share:
Basic	$0.06	$0.03

Diluted	$0.06	$0.03

Weighted average shares outstanding:
Basic	49,263	48,694

Diluted	51,628	50,474

Comprehensive income	$2,999	$1,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 1, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,919	$39,210
Accounts receivable, net	47,404	41,646
Inventories	33,867	30,511
Prepaid expenses	3,854	2,645
Other current assets	7,232	8,365

Total current assets	131,276	122,377

Property, plant and equipment, net	84,258	84,209
Trade name and other intangible assets, net	119,357	120,930
Goodwill	108,060	108,060
Other assets, net	1,166	1,072

Total assets	$444,117	$436,648

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,996	$22,803
Current portion of long-term debt	48	—

Total current liabilities	26,044	22,803

Long-term debt, less current portion	248,516	247,873
Deferred income taxes	31,838	31,838
Other liabilities	1,299	1,282

Total liabilities	307,697	303,796

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 52,147 and 51,887 shares issued and 49,421 and 49,176 shares outstanding at April 1, 2017 and December 31, 2016, respectively	521	519
Additional paid-in-capital	250,214	249,647
Accumulated deficit	(101,556)	(104,555)

Shareholders’ equity	149,179	145,611
Less: Treasury stock at cost	(12,759)	(12,759)

Total shareholders’ equity	136,420	132,852

Total liabilities and shareholders’ equity	$444,117	$436,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016
	(unaudited)
Cash flows from operating activities:
Net income	$2,999	$1,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,024	2,185
Amortization	1,573	1,267
Provision for allowance for doubtful accounts	18	40
Stock-based compensation	458	545
Amortization and write-off of deferred financing costs and debt discount	691	4,530
Excess tax benefits on stock-based compensation	—	(233)
Loss (gain) on disposal of assets	(8)	(6)
Change in operating assets and liabilities (net of the effect of the acquisition):
Accounts receivable	(6,194)	(4,924)
Inventories	(3,356)	579
Prepaid expenses, other current and other assets	(179)	(113)
Accounts payable, accrued and other liabilities	3,688	558

Net cash provided by operating activities	2,714	5,907

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,117)	(3,662)
Business acquisition	—	(100,259)
Proceeds from sale of equipment	8	6

Net cash used in investing activities	(3,109)	(103,915)

Cash flows from financing activities:
Payments of long-term debt	—	(198,175)
Proceeds from issuance of long-term debt	—	261,030
Payments of financing costs	—	(7,178)
Purchases of treasury stock	—	(2,722)
Taxes paid relating to shares withheld on employee stock awards	(181)	(54)
Proceeds from exercise of stock options	284	85
Proceeds from issuance of common stock under employee stock purchase plan	9	8
Excess tax benefits on stock-based compensation	—	233
Other	(8)	(8)

Net cash provided by financing activities	104	53,219

Net decrease in cash and cash equivalents	(291)	(44,789)
Cash and cash equivalents at beginning of period	39,210	61,493

Cash and cash equivalents at end of period	$38,919	$16,704

Non-cash activity:
Property, plant and equipment additions in accounts payable	$206	$617

Earn-out contingency in accrued liabilities	$—	$3,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT Innovations, Inc. and its wholly-owned subsidiary, PGT Industries, Inc., and its wholly-owned subsidiaries CGI Window and Holdings, Inc. (“CGI”), which includes its wholly-owned subsidiary, CGI Commercial, Inc. (“CGIC”), and WinDoor, Incorporated (collectively the “Company”), after elimination of intercompany accounts and transactions.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period is not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended April 1, 2017, and April 2, 2016, consisted of 13 weeks.

The condensed consolidated balance sheet as of December 31, 2016, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 31, 2016, and the unaudited condensed consolidated financial statements as of and for the period ended April 1, 2017, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2016, included in the Company’s most recent Annual Report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718)”. This update is intended to provide simplification of the accounting for share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this update effective for our fiscal year beginning January 1, 2017. Impacts of the adoption of ASU 2016-09 are as follows:

•	ASU 2016-09 requires employers to make a policy election as to whether they will continue to use previous generally accepted accounting principles, which required employers to recognize stock-based compensation expense on grants of equity awards net of an estimate of the amount that will be forfeited, or to recognize forfeitures on an actual basis in the period they occur. We have elected to change our method of accounting for forfeitures, from one of estimating forfeitures, to recognizing forfeitures on an actual basis in the period they occur, adopted on a modified-retrospective basis. This resulted in an adjustment to increase accumulated deficit for previously unrecognized stock compensation expense of approximately $0.1 million as of December 31, 2016, net of tax effect, with an offsetting increase in additional paid-in capital of approximately $0.2 million.

•	ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as a financing activity. The Company withholds shares of its common stock from employees to satisfy the employee’s tax withholding obligations in connection with the exercise of stock options and lapse of restrictions on stock awards, which are then immediately retired. We previously included these cash flows in financing activities, therefore, there was no impact upon adoption.

•	ASU 2016-09 requires that excess tax benefits resulting from the exercise of stock options and lapse of restriction on stock awards be recognized as a discrete item in tax expense, where previously such tax effects had been recognized in additional paid-in-capital. See Note 10 for a discussion of the impacts of the adoption of ASU 2016-09 on the Company’s income tax expense for the three months ended April 1, 2017.

•

ASU 2016-09 requires previously unrecognized excess tax benefits to be recognized on a modified-retrospective basis, which result from taking a deduction for tax benefits relating to stock-based compensation that does not result in a reduction in taxes payable. Upon adoption, we recorded an adjustment to decrease the accumulated deficit for excess tax benefits that had not yet been recognized of approximately $0.3 million as of December 31, 2016, with an offsetting reduction in our net deferred tax liability resulting from the recognition of previously unrecorded deferred tax assets for tax credits in the state of Florida.

•	ASU 2016-09 requires excess tax benefits to be presented as an operating activity on the statement of cash flows, either prospectively or on a full-retrospective basis, rather than as previously required as a financing activity. We have elected to present excess tax benefits in the operating section of the statement of cash flows on a prospective basis.

The effects on the Company’s consolidated balance sheet as of December 31, 2016, relating to the adoption of ASU 2016-09 is as follows (in thousands):

	Previously Reported	After Adoption

Deferred income taxes	$32,171	$31,838

Total liabilities	$304,129	$303,796

Additional paid-in-capital	$249,469	$249,647

Accumulated deficit	$(104,710)	$(104,555)

Shareholders’ equity	$145,278	$145,611

Total shareholders’ equity	$132,519	$132,852

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330) – Simplifying the Measurement of Inventory”. This guidance changed the subsequent measurement of inventory, excluding inventory accounted for under LIFO or the retail inventory method, to be at lower of cost and net realizable value. Topic 330, Inventory, previously required an entity to measure inventory at the lower of cost or market. Market could have been replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Under this ASU, an entity measures inventory within its scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 was effective for us as of January 1, 2017. We prospectively adopted ASU 2015-11 effective on January 1, 2017. The adoption of ASU 2015-11 had no impact on our financial statements.

Recently Issued Accounting Pronouncements

In addition to the pronouncements issued during 2017, ASU 2016-02, “Leases (Topic 842), and ASU 2014-09, “Revenue from Contracts with Customers”, presented below, see Note 3 to the consolidated financial statements included in our recently filed Annual Report on Form 10-K for the year ended December 31, 2016.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The amendment also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update is effective for our fiscal year beginning after December 15, 2019, and shall be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this guidance to have a significant effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business.” ASU 2017-01 affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business. It also provides more consistency in applying the guidance, reduces the costs of application, and makes the definition of a business more operable. This update is effective for our fiscal year beginning after December 15, 2017, including interim periods therein. We will apply the provisions of this guidance once it becomes effective.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This guidance supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is continuing to evaluate the impact of this new standard on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. The FASB also issued ASU 2015-14, “Deferral of Effective Date”. ASU 2015-14 deferred the effective date for the new guidance until the annual reporting period beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, but not before the original effective date (periods beginning after December 15, 2016). The standard permits the use of either the full-retrospective (restating all years presented in the Company’s financial statements), or modified-retrospective (recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption) transition methods. Since its issuance, the FASB has also amended several aspects of the new guidance, including; ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; which clarifies the Topic 606 guidance on principal versus agent considerations, ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing”, which clarifies identification of a performance obligation and addresses revenue recognition associated with the licensing of intellectual property, ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients”, which clarifies assessment of collectability criterion, non-cash consideration and other technical corrections, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which is the result of the FASB Board decision to issue a separate Update for technical corrections and improvements. The Company currently plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2018, using the modified-retrospective method, and continues to evaluate the impact of the adoption of ASC 606 on its consolidated financial statements. We expect to complete our assessment of the impact of adoption of ASC 606 during the first half of 2017.

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

During the three months ended April 1, 2017, we recorded warranty expense at a rate of approximately 2.70% of sales, which was unchanged from the fourth quarter of 2016. During the three months ended April 2, 2016, we recorded warranty expense at a rate of approximately 2.32% of sales.

The following table summarizes: current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three months ended April 1, 2017, and April 2, 2016. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

Accrued Warranty	Beginning of Period	Acquired	Charged to Expense	Adjustments	Settlements	End of Period
(in thousands)
Three months ended April 1, 2017	$5,569	$—	$3,043	$89	$(3,087)	$5,614

Three months ended April 2, 2016	$4,237	$264	$2,328	$357	$(2,473)	$4,713

NOTE 3.	INVENTORIES

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

	April 1, 2017	December 31, 2016
	(in thousands)

Raw materials	$27,227	$24,946
Work in progress	2,811	2,521
Finished goods	3,829	3,044

	$33,867	$30,511

NOTE 4.	STOCK BASED-COMPENSATION

Exercises

For the three months ended April 1, 2017, there were 142,000 options exercised at a weighted average exercise price of $2.00 per share.

Issuance

On March 4, 2017, we granted 251,474 restricted stock awards to certain executives and non-executive employees of the Company. The restrictions on these stock awards lapse over time based solely on continued service. However, the quantity of restricted shares granted on half of these shares, or 125,737 shares, is fixed, whereas the quantity granted on the remaining half, or 125,737 shares, is subject to Company-specific performance criteria. The restricted stock awards have a fair value on date of grant of $10.20 per share based on the closing New York Stock Exchange market price of the common stock on the day prior to the day the awards were granted. Those restricted shares whose quantity is fixed vest in equal amounts over a three-year period on the first, second and third anniversary dates of the grant. Those restricted shares whose quantity is subject to Company performance criteria vest in equal amounts over a two-year period on the second and third anniversary dates of the grant.

The performance criteria, as defined in the share awards, provides for a graded awarding of shares based on the percentage by which the Company meets earnings before interest and taxes, as defined, in our 2017 business plan. The performance percentages, ranging from less than 80% to greater than 120%, provide for the awarding of shares ranging from no shares to 150% of the original amount of shares.

Stock Compensation Expense

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Effective on January 1, 2017, we adopted the provisions of ASU 2016-09, pursuant to which we elected to change our method of accounting for forfeitures, from one of estimating forfeitures, to recognizing forfeitures on an actual basis in the period they occur. For more information, see Note 1 under “Recently Adopted Accounting Pronouncements”. We recorded compensation expense for stock based awards of $0.5 million for the three months ended April 1, 2017, and $0.5 million for the three months ended April 2, 2016. As of April 1, 2017, and April 2, 2016, there was $3.2 million and $3.1 million, respectively, of total unrecognized compensation cost related primarily to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 2.0 years at April 1, 2017, and 1.7 years at April 2, 2016.

NOTE 5.	NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Weighted average shares outstanding for the three months ended April 1, 2017, and April 2, 2016, excludes underlying options and restricted stock awards of 20 thousand and 55 thousand, respectively, because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended
	April 1, 2017	April 2, 2016
	(in thousands, except per share amounts)

Net income	$2,999	$1,479

Weighted-average common shares - Basic	49,263	48,694
Add: Dilutive effect of stock compensation plans	2,365	1,780

Weighted-average common shares - Diluted	51,628	50,474

Net income per common share:
Basic	$0.06	$0.03

Diluted	$0.06	$0.03

Effective on January 1, 2017, we adopted ASU 2016-09. ASU 2016-09 changes the accounting for excess tax benefits by requiring that they be treated as discrete items of income tax expense in the period they occur. For the three months ended April 1, 2017, income tax expense has been reduced by $388 thousand relating to excess tax benefits on the exercise of stock options and the lapse of restrictions on stock awards. ASU 2016-09 also changed the treasury stock method of calculating diluted shares outstanding to exclude the presumption that common stock equivalents can be reduced by repurchasing shares using excess tax benefits. For the three months ended April 1, 2017, diluted shares outstanding includes 730 thousand shares that prior to the adoption of ASU 2016-09 would have been presumed to be bought-back, and therefore not outstanding, using the proceeds of excess tax benefits. For the three months ended April 2, 2016, diluted shares outstanding would have increased by 816 thousand shares if we had adopted ASU 2016-09 at the beginning of our 2016 fiscal year.

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

The estimated fair value of assets acquired and liabilities assumed as of the closing date, were as follows:

Final Allocation
Accounts and notes receivable	$3,882
Inventories	6,778
Prepaid expenses	246
Property and equipment	5,029
Intangible assets	47,100
Goodwill	41,856
Accounts payable and accrued liabilities	(2,320)

Purchase price	$102,571

Consideration:
Cash	$99,571
Earn-out contingency	3,000

Total fair value of consideration	$102,571

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

Acquisition costs totaling $0.9 million are included in selling, general, and administrative expenses on the condensed consolidated statement of comprehensive income for the three months ended April 2, 2016, and relate to legal expenses, representations and warranties insurance, diligence, and accounting services.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, was determined to be $41.9 million, of which $38.9 million is expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through additional sales channel opportunities as well as operational efficiencies.

The stock purchase agreement for the acquisition of WinDoor (“SPA”) provided for the potential for an earn-out contingency payment to sellers had WinDoor achieved a certain level of sales in the calendar year ended December 31, 2016. Pursuant to the SPA, if WinDoor’s 2016 calendar-year sales (including both the pre-acquisition and post-acquisition periods of 2016) reached at least $46.0 million, the Company was required to pay 5.9% of WinDoor’s sales, or approximately $2.7 million, up to a maximum sales amount of $51.0 million, or a maximum pay-out of approximately $3.0 million. If WinDoor’s 2016 calendar-year sales were less than $46.0 million, no payment was required.

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

The SPA had a post-closing working capital calculation whereby we were required to prepare, and deliver to the sellers, a final statement of purchase price, including our calculation of the amount we find net working capital actually to have been as of the closing date. During the third quarter of 2016, the Company and the sellers reached agreement on the calculation of net working capital, which resulted in a payment of $0.7 million to the Company from sellers, resulting in a decrease in the purchase price which we recorded as a reduction in goodwill.

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

Three Months Ended April 2, 2016
(in thousands, except per share amounts)
Pro Forma Results
Net sales	$102,667

Net income	$134

Net income per common share:
Basic	$0.00

Diluted	$0.00

NOTE 7.	GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

Goodwill, trade names, and other intangible assets, net, are as follows:

	April 1, 2017	December 31, 2016	Initial Useful Life (in years)
	(in thousands)
Goodwill	$108,060	$108,060	indefinite

Trade names and other intangible assets:
Trade names	$75,841	$75,841	indefinite

Customer relationships	106,647	106,647	3-10
Developed technology	3,000	3,000	9-10
Non-compete agreement	1,668	1,668	2-5
Less: Accumulated amortization	(67,799)	(66,226)

Subtotal	43,516	45,089

Other intangible assets, net	$119,357	$120,930

NOTE 8.	LONG-TERM DEBT

On February 16, 2016, we entered into a Credit Agreement (the “2016 Credit Agreement”), among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in six years that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of April 1, 2017, there were $0.3 million of letters of credit outstanding and $39.7 million available on the revolver.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement on February 17, 2017, as described below, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 575 basis points in the case of LIBOR and 475 basis points in the case of the base rate. We will pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit.

On February 17, 2017, we entered into an amendment of our 2016 Credit Agreement (the “First Amendment”). The First Amendment, among other things, (a) decreases the applicable interest rate margins for the Initial Term Loans (as defined in the Credit Agreement) from (i) 4.75% to 3.75%, in the case of the Base Rate Loans (as defined in the Credit Agreement), and (ii) 5.75% to 4.75%, in the case of the Eurodollar Loans (as defined in the Credit Agreement), and (b) adds a soft call premium equal to 1.0% of the principal repaid or repriced if the Initial Term Loans are voluntarily refinanced or repriced pursuant to certain refinancing transactions within [twelve months] of the effective date of the First Amendment.

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2016 Credit Agreement), and will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of April 1, 2017, no such test is required as we have not exceeded 20% of our revolving capacity. We believe that our total net leverage ratio during the first quarter of 2017 was in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of April 1, 2017, we were in compliance with all affirmative and restrictive covenants.

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

As of April 1, 2017, the face value of debt outstanding under the 2016 Credit Agreement was $264.0 million, and accrued interest was $0.9 million.

The activity relating to third-party fees and costs, lender fees and discount for the three months ended April 1, 2017, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$16,102
Amortization expense through February 17, 2017	(359)

At time of repricing	15,743
Less: Amortization expense after repricing	(332)

At end of period	$15,411

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of April 1, 2017, is as follows:

(in thousands)	Total
Remainder of 2017	$2,164
2018	3,036
2019	3,195
2020	3,430
2021	3,185
2022	401

Total	$15,411

As a result of a voluntary prepayment of $4.0 million we made in the third quarter of 2016, our next scheduled repayment is not until the first quarter of 2018. The contractual future maturities of long-term debt outstanding as of April 1, 2017, are as follows (at face value):

(in thousands)
Remainder of 2017	$—
2018	2,075
2019	2,700
2020	2,700
2021	2,700
2022	253,800

Total	$263,975

NOTE 9.	COMMITMENTS AND CONTINGENCIES

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

Income tax expense was $1.0 million for the three months ended April 1, 2017, compared with $0.9 million for the three months ended April 2, 2016. Our effective tax rate for the three months ended April 1, 2017, was 25.8%, and was 36.6% for the three months ended April 2, 2016.

Income tax expense in the three months ended April 1, 2017, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards treated as discrete items of income tax upon our adoption of ASU 2016-09 effective on January 1, 2017, totaling $0.4 million. Excluding this discrete item of income tax expense, the effective tax rate for the three month period ended April 1, 2017, would have been 35.4%.

The effective tax rates in all periods, excluding the effect of the discrete item discussed above in the 2017 period, were lower than our combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction.

At April 1, 2017, a federal income tax receivable of $1.5 million was classified within other current assets in the accompanying condensed consolidated balance sheet. At December 31, 2016, a federal income tax receivable of $2.6 million was classified within other current assets in the accompanying condensed consolidated balance sheet. During the three months ended April 1, 2017, we did not make a payment of estimated federal income taxes or receive any refunds of federal income taxes.

NOTE 11.	FAIR VALUE

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

During the three months ended April 1, 2017, or April 2, 2016, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts and notes receivable, and accounts payable, and accrued liabilities whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include long-term debt. The fair value of our long-term debt is based on debt with similar terms and characteristics and was approximately $267.3 million as of April 1, 2017, compared to a principal outstanding value of $264.0 million, and $264.6 million as of December 31, 2016, compared to a principal outstanding value of $264.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our most recent Form 10-K annual report as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the matters set forth in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” ”believe,” “expect,” “forecast,” “guidance,” “intend,” “could,” “project,” “estimate,” “anticipate,” “should,” and similar terminology. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause our actual results to differ materially from those set forth in the forward looking statements. Those risks and uncertainties There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•	Changes in new home starts and home remodeling trends

•	The economy in the U.S. generally or in Florida, where the substantial portion of our sales are generated

•	Raw material prices, especially for aluminum, glass and vinyl

•	Transportation costs

•	Our level of indebtedness

•	Dependence on our impact-resistant product lines

•	Integration of acquisition(s)

•	Product liability and warranty claims made against us

•	Federal, and state and local regulations, including changes to state and local building codes

•	Dependence on our limited number of manufacturing facilities

•	The risks and uncertainties discussed under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made and, except as may be required by law, we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making any investment decision, you should carefully consider all risks and uncertainties disclosed in all our SEC filings, including our reports on Forms 8-K, 10-Q and 10-K and our registration statements under the Securities Act of 1933, as amended, all of which are accessible on the SEC’s website at www.sec.gov and at http://ir.pgtinnovations.com/sec.cfm.

EXECUTIVE OVERVIEW

Sales and Operations

We delivered a company record for sales in a first quarter at $112.7 million, up 12.5% compared to the first quarter of 2016. Based on single-family housing starts in the first quarter of 2017, which increased 5% compared to the first quarter of 2016, we believe this is an indication that we continued to take share in our core market of Florida in the first quarter of 2017. Sales in Florida represented 90% of our total sales amount of $112.7 million for the first quarter of 2017.

Sales in the first quarter of 2017 finished strong after a slow start to the year in our markets, with average weekly shipments in March solidly higher than last year, especially in our mass-custom products. Sales growth in the first quarter of 2017 was led by a 24 percent increase in our vinyl impact products, driven by an increase in sales of our mass-custom vinyl WinGuard products, as demand in that product category continues to be strong.

Sales of WinDoor products totaled $7.7 million in the full first quarter of 2017, compared to $4.1 million in the post-acquisition period of the first quarter of 2016, which began on February 16, 2016, the date we acquired WinDoor. Consistent with our expectations, our margins in the first quarter of 2017, compared to the first quarter of 2016, were impacted by a full first quarter of WinDoor’s fixed costs in 2017, versus just the post-acquisition period in 2016. The first six-weeks have historically been the lowest sales period of the year for WinDoor. Requiring fixed costs to be covered during this typically low sales period placed pressure on our operating results in the first quarter of 2017. While we are pleased with WinDoor’s first quarter 2017 sales amount, its seasonally low first quarter sales makes it too early to gauge any recovery from the softness in the luxury market we experienced in 2016. Our gross margin was also pressured by additional Thermal Plastic Spacer (TPS) system start-up costs, primarily relating to our efforts to streamline the usage of this new, innovative technology.

We believe our three-brand go-to-market strategy continues to be a strategic success for us. The execution of our strategic initiatives in the first quarter included making certain planned changes in our management structure to align our organization to better capitalize on market opportunities. These changes were directed towards maximizing the effectiveness and efficiency of our leadership team, which we believe has strengthened our bench and improved our strategic execution.

Finally, the construction of our new, leased facility in Miami, Florida is progressing as planned. This new facility in our core Florida market will enable us to increase our manufacturing capabilities and enhance operational efficiencies by combining parts of our production, distribution, and marketing efforts across all of our brands. We expect to begin operations at the new facility early in the first quarter of 2018.

We remain confident in the long-term strength of our core market of Florida, and continue to see demand increase across all of our brands. Our backlog at the end of the first quarter of 2017 stood at $56.2 million, compared to $44.3 million at the end of the first quarter of 2016, up $11.9 million, or 27%. This dynamic environment sets us up for a strong second quarter, with sales in April 2017 up 8% compared to April 2016, and we look forward to the spring 2017 home construction/buying and remodeling season. Therefore, we continue to expect full-year sales to range between $490 and $500 million, representing an increase of between 7 and 9 percent.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of comprehensive income as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	April 1, 2017		April 2, 2016
	(unaudited)
Net sales	$112,721	100.0%	$100,206	100.0%
Cost of sales	80,982	71.8%	70,223	70.1%

Gross profit	31,739	28.2%	29,983	29.9%

Selling, general and administrative expenses	22,785	20.2%	20,061	20.0%

Income from operations	8,954	7.9%	9,922	9.9%

Interest expense, net	4,910	4.4%	4,158	4.1%
Debt extinguishment costs	—	0.0%	3,431	3.4%

Income before income taxes	4,044	3.6%	2,333	2.3%

Income tax expense	1,045	0.9%	854	0.9%

Net income	$2,999	2.7%	$1,479	1.5%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 1, 2017 AND APRIL 2, 2016

The following table represents total sales by product category for the three months ended April 1, 2017, and April 2, 2016 (in millions):

	Three Months Ended
	April 1, 2017		April 2, 2016
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant windows and door products	$94.4	83.7%	$81.6	81.4%	15.7%
Non-Impact window and door products	18.3	16.3%	18.6	18.6%	(1.8%)

Total net sales	$112.7	100.0%	$100.2	100.0%	12.5%

Net sales of impact-resistant window and door products were $94.4 million for the first quarter of 2017, an increase of $12.8 million, or 15.7%, from $81.6 million in net sales for the first quarter of 2016. Included in sales of our impact-resistant window and door products were $66.2 million of aluminum impact sales, an increase of $7.3 million, or 12.4%, and $28.2 million of vinyl impact sales, an increase of $5.5 million, or 24.3%. The increase in aluminum impact sales was primarily driven by growth in our aluminum WinGuard and Sentinel impact products, as well as the addition of WinDoor, whose sales were included for the entire first quarter of 2017, versus just the first half of the first quarter of 2016. The increase in vinyl impact sales was primarily driven by growth in our vinyl WinGuard impact products.

Net sales of other window and door products were $18.3 million for the first quarter of 2017, a decrease of $0.3 million, or 1.8%, from $18.6 million in net sales for the first quarter of 2016.

Gross profit and gross margin

Gross profit was $31.7 million in the first quarter of 2017, an increase of $1.8 million, or 5.9%, from $30.0 million in the first quarter of 2016. The gross margin percentage was 28.2% in the first quarter of 2017, compared to 29.9% in the prior year first quarter, a decrease of 1.8%. Adjusting for costs relating to the start-up of our Thermal Plastic Spacer system line totaling $0.5 million in the first quarter of 2017, gross margin was 28.6%, compared to 29.9%, a decrease of 1.3%. Gross margin in the first quarter of 2017 was negatively impacted by higher depreciation on higher capital spending, which lowered gross margin by 0.5%, by higher material costs, which lowered gross margin by 0.4%, and by the addition of WinDoor, which lowered gross margin by 0.4%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $22.8 million in the first quarter of 2017, an increase of $2.7 million, or 13.6%, from $20.1 million in the first quarter of 2016. As a percentage of sales, these costs increased to 20.2%, an increase of 0.2%, from 20.0% from the first quarter of 2016. Of this increase, $1.4 million relates to the inclusion of WinDoor’s selling, general and administrative expenses for the entire first quarter of 2017, versus only half of the first quarter of 2016. Excluding the increase from WinDoor’s selling, general and administrative expenses, the increase in selling, general and administrative expenses was primarily related to $0.9 million of costs from our attendance at and participation in the National Association of Home Builders’ International Builders Show in Orlando, Florida in January 2017, as well as higher personnel-related costs, primarily related to $0.7 million of costs for the management reorganization actions taken in the first quarter of 2017. Selling, general and administrative expenses also increased in the first quarter of 2017, compared to the first quarter of last year due to higher distribution costs on the higher level of sales.

We record warranty costs as a selling expense within selling, general and administrative expenses. Our warranty expense, as a percentage of sales, increased during our 2015 and 2016 fiscal years. During the three months ended April 1, 2017, we recorded warranty expense at a rate of approximately 2.70% of sales, which was unchanged when compared to the fourth quarter of 2016. During the three months ended April 2, 2016, we recorded warranty expense at a rate of approximately 2.32% of sales. We believe the increase in warranty expense was the result of a significant increase in the number of new manufacturing employees we have hired to support our growth over the recent past. Those employees did not have the level of experience and training as our more seasoned employees. We expect that, as those relatively newer employees continue to gain more experience over time, and are exposed to improved training initiatives we have implemented, combined with the use of our new thermal plastic spacer system, an innovative technology for the production of insulated glass, warranty expense, as a percentage of sales, will decline.

Interest expense, net

Interest expense was $4.9 million in the first quarter of 2017, an increase of $0.7 million, from $4.2 million in the first quarter of 2016. During 2016, concurrent with the acquisition of WinDoor in the middle of the first quarter of 2016, we refinanced our then existing credit agreement into the 2016 Credit Agreement, a $270 million senior secured credit facility, which increased our outstanding debt balance to $270 million, up from $197.5 million at the time of the refinancing. The increase in interest expense was due primarily to the increase in outstanding debt under the new credit facility and resulting increase in average outstanding debt balance during the first quarter of 2017, compared to the first quarter of 2016. The increase in interest expense as a result of the increase in average debt balance was partially offset by a decrease as a result of the February 17, 2017 repricing of the 2016 Credit Agreement, which resulted in a one-percentage point reduction in interest rate under the term loan portion of the facility.

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

Income tax expense

Our income tax expense was $1.0 million for the first quarter of 2017, compared with $0.9 million for the first quarter of 2016. Our effective tax rate for the first quarter of 2017 was 25.8%, and was 36.6% for the first quarter of 2016. Income tax expense in the first quarter of 2017 includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards treated as discrete items of income tax upon our adoption of ASU 2016-09 effective on January 1, 2017, totaling $0.4 million. Excluding this discrete item of income tax expense, the effective tax rate for the first quarter of 2017 would have been 35.4%.

The effective tax rates in all periods, excluding the effect of the discrete item relating to the treatment of excess tax benefits as discussed above, were lower than our combined statutory federal and state tax rate of 38.8% as the result of the estimated impact of the section 199 domestic manufacturing deduction.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash flow generated by operations and supplemented by borrowings under our credit facilities. We expect that this cash generating capability will provide us with financial flexibility in meeting operating and investing needs. Our primary capital requirements are to fund working capital needs, meet required debt service payments on our credit facilities and fund capital expenditures.

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first three months of 2017 was $2.7 million, compared to $5.9 million in the first three months of 2016. The reduction in cash provided by operating activities for the first quarter of 2017, as compared to the first quarter of 2016, was due to the factors set forth in the table below.

Direct cash flows from operations for the first three months of 2017 and 2016 are as follows:

	Direct Operating Cash Flows
	Three Months Ended
(in millions)	April 1, 2017	April 2, 2016
Collections from customers	$110.8	$96.7
Other collections of cash	1.2	1.6
Disbursements to vendors	(72.6)	(58.8)
Personnel related disbursements	(31.7)	(29.9)
Debt service payments	(5.0)	(3.7)

Cash from operations	$2.7	$5.9

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 37 days at April 1, 2017, compared to 33 days at April 2, 2016. DSO’s at April 1, 2017, were affected by certain larger customer projects for CGI and WinDoor, which have longer payment terms.

Inventory on hand as of April 1, 2017, was $33.9 million, compared to $30.5 million at December 31, 2016, an increase of $3.4 million. The increase in inventory was due primarily to the seasonal inventory build-up in anticipation of the spring repair and remodeling season.

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

Investing activities. Cash used in investing activities was $3.1 million for the first three months of 2017, compared to cash used in investing activities of $103.9 million for the first three months of 2016. We used $100.3 million of cash in the first three months of 2016 to acquire WinDoor. Excluding cash used to acquire WinDoor, there was a decrease in cash used in investing activities due to a decrease in capital expenditures of $0.6 million, which went from $3.7 million in the first three months of 2016, to $3.1 million in the first three months of 2017.

Financing activities. Cash provided by financing activities was $0.1 million in the first three months of 2017, compared to cash provided by financing activities of $53.2 million in the first three months of 2016, a decrease in cash provided of $53.1 million. We were not required to, and did not make any repayments of long-term debt in the first three months of 2017, compared to cash used for repayments of long-term debt in the first three months of 2016 of $198.2 million. Cash used for payments of long-term debt of $198.2 million in the first three months of 2016 was the result of the February 2016 refinancing and contemporaneous pay-down of $197.5 million of our then existing credit facility. The February 2016 refinancing resulted in $261.0 million in net proceeds from the issuance of long-term debt. In addition, there were payments of financing costs of $7.2 million related to the refinancing. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $0.2 million in the first three months of 2017, versus $0.1 million in the first three months of 2016, an increase in cash used of $0.1 million. There was a decrease of $2.7 million in cash used to purchase treasury shares. Proceeds from the exercises of stock options were $0.2 million higher in the first three months of 2017, versus the first three months of 2016. Also, there was a $0.2 million decrease relating to excess tax benefits due to our adoption of ASU 2016-09, which no longer requires excess tax benefits to be presented as a financing activity.

Capital Resources and Debt Covenant. On February 16, 2016, we entered into the 2016 Credit Agreement, among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in six years that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of April 1, 2017, there were $0.3 million of letters of credit outstanding and $39.7 million available on the revolver.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement on February 17, 2017, as described below, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 575 basis points in the case of LIBOR and 475 basis points in the case of the base rate. We pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit.

On February 17, 2017, we entered into an amendment of our 2016 Credit Agreement. The First Amendment, among other things, (a) decreases the applicable interest rate margins for the Initial Term Loans (as defined in the Credit Agreement) from (i) 4.75% to 3.75%, in the case of the Base Rate Loans (as defined in the Credit Agreement), and (ii) 5.75% to 4.75%, in the case of the Eurodollar Loans (as defined in the Credit Agreement), and (b) adds a soft call premium equal to 1.0% of the principal repaid or repriced if the Initial Term Loans are voluntarily refinanced or repriced pursuant to certain refinancing transactions within twelve months of the effective date of the First Amendment.

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to EBITDA, each as defined in the 2016 Credit Agreement), and is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of April 1, 2017, no test is required as we have not exceeded 20% of our revolving capacity. During 2017, the maximum permitted total net leverage ratio as stated in the 2016 Credit agreement is 4.25:1. We believe that our total net leverage ratio during 2017 will be in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of April 1, 2017, we were in compliance with all affirmative and restrictive covenants.

As of April 1, 2017, the face value of debt outstanding under the 2016 Credit Agreement was $264.0 million, and accrued interest was $0.9 million.

The activity relating to third-party fees and costs, lender fees and discount for the three months ended April 1, 2017, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$16,102
Amortization expense through February 17, 2017	(359)

At time of repricing	15,743
Less: Amortization expense after repricing	(332)

At end of period	$15,411

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of April 1, 2017, is as follows:

(in thousands)	Total
Remainder of 2017	$2,164
2018	3,036
2019	3,195
2020	3,430
2021	3,185
2022	401

Total	$15,411

As a result of a voluntary prepayment of $4.0 million we made in the third quarter of 2016, our next scheduled repayment is not until the first quarter of 2018. The contractual future maturities of long-term debt outstanding as of April 1, 2017, are as follows (at face value):

(in thousands)
Remainder of 2017	$—
2018	2,075
2019	2,700
2020	2,700
2021	2,700
2022	253,800

Total	$263,975

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first three months of 2017, capital expenditures were $3.1 million, compared to $3.7 million for the first three months of 2016. In 2017, we expect to spend approximately $15-$18 million on capital expenditures, primarily including machinery and equipment, and distribution equipment such as tractors and trailers.

Share Repurchase Program. On October 28, 2015, the Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases are made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our 2016 Credit Agreement, and other relevant factors. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at the Company’s discretion, subject to the approval of its Board of Directors, and the program may be suspended, terminated or modified at any time for any reason. During the first three months of 2017, we made no repurchases of our common stock under this program. During the remainder of 2017, we may continue to make opportunistic repurchases of our common stock as we see fit, subject to the approval of our Board of Directors.

Contractual Obligations

There have been no significant changes to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended December 31, 2016. There have been no changes to our critical accounting policies during the first three months of 2017.

Recently Issued Accounting Standards

In addition to the pronouncements issued during 2017, ASU 2016-02, “Leases”, and ASU 2014-09, “Revenue from Contracts with Customers”, presented below, see Note 3 to the consolidated financial statements included in our recently filed Annual Report on Form 10-K for the year ended December 31, 2016.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The amendment also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update is effective for our fiscal year beginning after December 15, 2019, and shall be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this guidance to have a significant effect on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This guidance supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is continuing to evaluate the impact of this new standard on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. The FASB also issued ASU 2015-14, “Deferral of Effective Date”. ASU 2015-14 deferred the effective date for the new guidance until the annual reporting period beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, but not before the original effective date (periods beginning after December 15, 2016). The standard permits the use of either the full-retrospective (restating all years presented in the Company’s financial statements), or modified-retrospective (recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption) transition methods. Since its issuance, the FASB has also amended several aspects of the new guidance, including; ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; which clarifies the Topic 606 guidance on principal versus agent considerations, ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing”, which clarifies identification of a performance obligation and addresses revenue recognition associated with the licensing of intellectual property, ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients”, which clarifies assessment of collectability criterion, non-cash consideration and other technical corrections, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which is the result of the FASB Board decision to issue a separate Update for technical corrections and improvements. The Company currently plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2018, using the modified-retrospective method, and continues to evaluate the impact of the adoption of ASC 606 on its consolidated financial statements. We expect to complete our assessment of the impact of adoption of ASC 606 during the first half of 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at April 1, 2017, of $264.0 million, a 100 basis point increase above the interest rate floor of 100 basis points would result in approximately $2.6 million of additional interest costs annually.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” of our Form 10-K annual report for the year ended December 31, 2016, which could materially affect our business, financial condition, or future results.

Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity

During the three months ended April 1, 2017, the Company withheld 17,584 shares of its common stock from employees to satisfy tax withholding obligations in connection with the lapse of restrictions on stock awards for a total purchase price of $181 thousand, which were immediately retired.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT INNOVATIONS, INC.
(Registrant)

Date: May 4, 2017	/s/ Bradley West
Bradley West
Senior Vice President and Chief Financial Officer