Form 10-Q
period 2017-07-01
PGT Innovations, Inc.
filed 2017-08-03
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-37971

PGT Innovations, Inc.

1070 Technology Drive

North Venice, FL 34275

Registrant’s telephone number: 941-480-1600

State of Incorporation	IRS Employer Identification No.
Delaware	20-0634715

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐*

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 par value, outstanding was 49,602,128 shares, as of August 3, 2017.

PGT INNOVATIONS, INC.

Form 10-Q for the Three and Six Months Ended July 1, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(unaudited)		(unaudited)
Net sales	$137,384	$119,033	$250,105	$219,239
Cost of sales	92,831	81,563	173,813	151,786

Gross profit	44,553	37,470	76,292	67,453

Selling, general and administrative expenses	24,650	20,615	47,435	40,676

Income from operations	19,903	16,855	28,857	26,777

Interest expense, net	4,568	5,282	9,478	9,440
Debt extinguishment costs	—	—	—	3,431

Income before income taxes	15,335	11,573	19,379	13,906

Income tax expense	5,080	4,223	6,125	5,077

Net income	$10,255	$7,350	$13,254	$8,829

Net income per common share:
Basic	$0.21	$0.15	$0.27	$0.18

Diluted	$0.20	$0.15	$0.26	$0.17

Weighted average shares outstanding:
Basic	49,473	48,710	49,368	48,702

Diluted	51,664	50,473	51,607	50,465

Comprehensive income	$10,255	$7,350	$13,254	$8,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$50,282	$39,210
Accounts receivable, net	57,308	41,646
Inventories	35,055	30,511
Prepaid expenses	2,608	2,645
Other current assets	6,083	8,365

Total current assets	151,336	122,377

Property, plant and equipment, net	84,375	84,209
Trade name and other intangible assets, net	117,771	120,930
Goodwill	108,060	108,060
Other assets, net	1,403	1,072

Total assets	$462,945	$436,648

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,986	$22,803
Current portion of long-term debt	705	—

Total current liabilities	33,691	22,803

Long-term debt, less current portion	248,569	247,873
Deferred income taxes	31,838	31,838
Other liabilities	1,367	1,282

Total liabilities	315,465	303,796

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 52,291 and 51,887 shares issued and 49,570 and 49,176 shares outstanding at July 1, 2017 and December 31, 2016, respectively	523	519
Additional paid-in-capital	251,017	249,647
Accumulated deficit	(91,301)	(104,555)

Shareholders’ equity	160,239	145,611
Less: Treasury stock at cost	(12,759)	(12,759)

Total shareholders’ equity	147,480	132,852

Total liabilities and shareholders’ equity	$462,945	$436,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 1, 2017	July 2, 2016
	(unaudited)
Cash flows from operating activities:
Net income	$13,254	$8,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,107	4,540
Amortization	3,159	2,878
Provision for allowance for doubtful accounts	106	25
Stock-based compensation	1,037	1,147
Amortization and write-off of deferred financing costs and debt discount	1,401	5,201
Excess tax benefits on stock-based compensation	—	(464)
Gain on disposal of assets	(57)	(6)
Change in operating assets and liabilities (net of the effect of the acquisition):
Accounts receivable	(16,647)	(11,904)
Inventories	(4,544)	(566)
Prepaid expenses, other current and other assets	268	2,927
Accounts payable, accrued and other liabilities	12,933	10,991

Net cash provided by operating activities	17,017	23,598

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,324)	(8,176)
Business acquisition	—	(100,259)
Proceeds from sale of equipment	57	6

Net cash used in investing activities	(6,267)	(108,429)

Cash flows from financing activities:
Payments of long-term debt	—	(198,850)
Proceeds from issuance of long-term debt	—	261,030
Payments of financing costs	—	(7,178)
Purchases of treasury stock	—	(2,722)
Taxes paid relating to shares withheld on employee equity awards	(181)	(54)
Proceeds from exercise of stock options	502	152
Proceeds from issuance of common stock under employee stock purchase plan	17	17
Excess tax benefits on stock-based compensation	—	464
Other	(16)	(15)

Net cash provided by financing activities	322	52,844

Net increase (decrease) in cash and cash equivalents	11,072	(31,987)
Cash and cash equivalents at beginning of period	39,210	61,493

Cash and cash equivalents at end of period	$50,282	$29,506

Non-cash activity:
Property, plant and equipment additions in accounts payable	$198	$428

Earn-out contingency in accrued liabilities	$—	$3,000

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

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period is not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended July 1, 2017, and July 2, 2016, consisted of 13 weeks.

The condensed consolidated balance sheet as of December 31, 2016, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 31, 2016, and the unaudited condensed consolidated financial statements as of and for the periods ended July 1, 2017, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2016, included in the Company’s most recent Annual Report on Form 10-K. Except for the adoption of the guidance relating to the accounting for stock-based compensation expense discussed below, the accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718)”. This update is intended to provide simplification of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this update effective for our fiscal year beginning January 1, 2017. Impacts of the adoption of ASU 2016-09 are as follows:

•	ASU 2016-09 requires employers to make a policy election as to whether they will continue to use previous generally accepted accounting principles, which required employers to recognize stock-based compensation expense on grants of equity awards net of an estimate of the amount that will be forfeited, or to recognize forfeitures on an actual basis in the period they occur. We have elected to change our method of accounting for forfeitures, from one of estimating forfeitures, to recognizing forfeitures on an actual basis in the period they occur, adopted on a modified-retrospective basis. This resulted in an adjustment to increase accumulated deficit for previously unrecognized stock compensation expense of approximately $0.1 million as of December 31, 2016, net of tax effect, with an offsetting increase in additional paid-in capital of approximately $0.2 million.

•	ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as a financing activity. The Company withholds shares of its common stock from employees to satisfy the employee’s tax withholding obligations in connection with the exercise of stock options and lapse of restrictions on stock awards, which are then immediately retired. We previously included these cash flows in financing activities, therefore, there was no impact upon adoption.

•	ASU 2016-09 requires that excess tax benefits resulting from the exercise of stock options and lapse of restriction on stock awards be recognized as a discrete item in tax expense, where previously such tax effects had been recognized in additional paid-in-capital. See Note 10 for a discussion of the impacts of the adoption of ASU 2016-09 on the Company’s income tax expense for the three and six months ended July 1, 2017.

•

ASU 2016-09 requires previously unrecognized excess tax benefits to be recognized on a modified-retrospective basis, which results from taking a deduction for tax benefits relating to stock-based compensation that does not result in a reduction in taxes payable. Upon adoption, we recorded an adjustment to decrease the accumulated deficit for excess tax benefits that had not yet been recognized of approximately $0.3 million as of December 31, 2016, with an offsetting reduction in our net deferred tax liability resulting from the recognition of previously unrecorded deferred tax assets for tax credits in the state of Florida.

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

Approaching Adoption of ASU 2014-09, “Revenue from Contracts with Customers”

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. The FASB also issued ASU 2015-14, “Deferral of Effective Date”. ASU 2015-14 deferred the effective date for the new guidance until the annual reporting period beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, but not before the original effective date (periods beginning after December 15, 2016). The standard permits the use of either the full-retrospective (restating all years presented in the Company’s financial statements), or modified-retrospective (recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption) transition methods. Since its issuance, the FASB has also amended several aspects of the new guidance, including; ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; which clarifies the Topic 606 guidance on principal versus agent considerations, ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing”, which clarifies identification of a performance obligation and addresses revenue recognition associated with the licensing of intellectual property, ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients”, which clarifies assessment of collectability criterion, non-cash consideration and other technical corrections, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which is the result of the FASB Board decision to issue a separate Update for technical corrections and improvements. The Company currently plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2018, using the modified-retrospective method.

The Company completed its preliminary assessment of the impact of its upcoming adoption of ASU 2014-09 on its consolidated financial statements. The Company recognizes revenue currently under existing generally accepted accounting principles, which is a model based on the transfer of the risks and rewards of ownership. Predominantly, for the Company, this has been at the point in time that possession of goods has transferred to the customer upon delivery. The model for recognizing revenue will change under ASU 2014-09, to one based on the transfer of control of the product to the customer. Under ASU 2014-09, revenue is recognized when an entity satisfies its obligation by transferring control of the goods or services to the customer, and transfer of possession of the product is not required in order for transfer of control of the product to the customer to have occurred.

ASU 2014-09 states that if any one of three criteria is met, it is likely that an entity will be required to recognize revenue over time, where previously the entity has recognized revenue at the point in time which possession of the goods or services pass to the customer. Pursuant to our preliminary assessment, we believe that, of these three criteria, the Company meets the criteria which states that an entity’s performance (i.e. creation of a good or service for the customer) does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to-date. ASU 2014-09 further states that, when evaluating whether or not the goods or services have an alternative use, an entity should consider the level of customization of the goods or services. A high level of customization is a strong indicator that the goods or services do not have an alternative use and, therefore, revenue would be recognized over time as an entity performs.

The Company is a manufacturer of fully-customized windows and doors, and manufactures products based on design specifications, measurements, colors, finishes, framing materials, glass-types, and other options selected by the customer at the point in time an order is received from the customer. The Company’s initial assessment is that its goods have no alternative use, as that term is defined in ASU 2014-09, and that control of the product passes to the customer no later than completion of the manufacturing of each or all of the products in an order, but before delivery of the products to the customer. Additionally, the Company has an enforceable right to payment at the agreed-upon sales prices contained in our agreements with our customers for all manufacturing efforts expended by the Company on behalf of its customers.

Based on this initial assessment, the Company believes that it will be required to change its method of recognizing revenue, to one of potentially recognizing revenue as products are manufactured, but no later than completion of the manufacturing process, from its current method of recognizing revenue upon delivery of the product to the customer. The Company is continuing to evaluate its manufacturing processes in order to assess at what point the products have no alternative use and the recognition of revenue should begin. However, because revenue will have been recognized on at least all products for which manufacturing has been completed, the Company believes that upon adoption of ASU 2014-09, inventories on its consolidated balance sheets will no longer include finished goods. The Company also believes that it will recognize revenue at an earlier point than prior to the adoption of ASU 2014-09, but that such effect may not materially affect its consolidated statements of operations due to the fact that such effects will exist at both the beginning and end of fiscal periods.

ASU 2014-09 also requires entities, primarily in the manufacturing segment, to make policy elections relating to shipping and handling charges. Entities may elect to treat shipping and handling as a separate performance activity, and recognize revenue from shipping and handling as performance occurs. Conversely, entities may also elect to treat shipping and handling as a fulfillment activity, which will require shipping and handling costs for undelivered products to be accrued in order to match this cost with the revenue previously recognized over time. The Company currently recognizes shipping and handling costs as a fulfillment activity, and has preliminarily determined to continue to treat such costs as a fulfillment activity.

The Company expects to continue to evaluate the impact of the adoption of ASU 2014-09 on its consolidated financial statements, and will provide updates and additional information as the effective date of adoption approaches.

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

During the three months ended July 1, 2017, we recorded warranty expense at a rate of approximately 2.22% of sales, which decreased from the rate in the first quarter of 2017 of 2.70%. During the three months ended July 2, 2016, we recorded warranty expense at a rate of approximately 2.44% of sales.

The following table summarizes: current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three and six months ended July 1, 2017, and July 2, 2016. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

Accrued Warranty	Beginning of Period	Acquired	Charged to Expense	Adjustments	Settlements	End of Period
(in thousands)
Three months ended July 1, 2017	$5,614	$—	$3,045	$(153)	$(2,827)	$5,679
Three months ended July 2, 2016	$4,713	$—	$2,908	$413	$(2,931)	$5,103
Six months ended July 1, 2017	$5,569	$—	$6,088	$(64)	$(5,914)	$5,679
Six months ended July 2, 2016	$4,237	$264	$5,236	$770	$(5,404)	$5,103

NOTE 3. INVENTORIES

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited finished goods inventory since all products are custom, made-to-order and usually ship upon completion. Finished goods inventory and work-in-progress costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inventories consisted of the following:

	July 1, 2017	December 31, 2016
	(in thousands)
Raw materials	$27,687	$24,946
Work-in-progress	3,415	2,521
Finished goods	3,953	3,044

	$35,055	$30,511

NOTE 4. STOCK BASED-COMPENSATION

Exercises

For the three months ended July 1, 2017, there were 108,910 options exercised at a weighted average exercise price of $2.00 per share. For the six months ended July 1, 2017, there were 250,910 options exercised at a weighted average exercise price of $2.00 per share.

Issuance

On March 4, 2017, we granted 251,474 restricted stock awards to certain executives and non-executive employees of the Company. The restrictions on these stock awards lapse over time based solely on continued service. However, the quantity of restricted shares granted on half of these shares, or 125,737 shares, is fixed, whereas the quantity granted on the remaining half, or 125,737 shares, is subject to Company-specific performance criteria. The restricted stock awards have a fair value on date of grant of $10.20 per share based on the closing New York Stock Exchange market price of the common stock on the day prior to the day the awards were granted. Those restricted shares whose quantity is fixed vest in equal amounts over a three-year period on the first, second and third anniversary dates of the grant. Those restricted shares whose quantity is subject to Company performance criteria vest in equal amounts on the second and third anniversary dates of the grant.

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

On May 19, 2017, we granted 34,699 restricted stock awards to the seven non-management members of the board of directors of the Company relating to their annual compensation for service on the board. The restricted stock awards have a fair value on date of grant of $11.60 per share based on the closing New York Stock Exchange market price of the common stock on the day prior to the day the awards were granted. The restrictions on these stock awards lapse based solely on continued service on the first anniversary date of the grant.

Stock Compensation Expense

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Effective on January 1, 2017, we adopted the provisions of ASU 2016-09, pursuant to which we elected to change our method of accounting for forfeitures, from one of estimating forfeitures, to recognizing forfeitures on an actual basis in the period they occur. For more information, see Note 1 under “Recently Adopted Accounting Pronouncements”. We recorded compensation expense for stock based awards of $0.6 million for the three months ended July 1, 2017, and $0.6 million for the three months ended July 2, 2016. We recorded compensation expense for stock based awards of $1.0 million for the six months ended July 1, 2017, and $1.1 million for the six months ended July 2, 2016. As of July 1, 2017, and July 2, 2016, there was $3.0 million and $2.7 million, respectively, of total unrecognized compensation cost related primarily to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.7 years at July 1, 2017.

NOTE 5. NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Weighted average shares outstanding for the three and six months ended July 1, 2017, and July 2, 2016, excludes underlying options and restricted stock awards of 20 thousand because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands, except per share amounts)
Net income	$10,255	$7,350	$13,254	$8,829

Weighted-average common shares - Basic	49,473	48,710	49,368	48,702
Add: Dilutive effect of stock compensation plans	2,191	1,763	2,239	1,763

Weighted-average common shares - Diluted	51,664	50,473	51,607	50,465

Net income per common share:
Basic	$0.21	$0.15	$0.27	$0.18

Diluted	$0.20	$0.15	$0.26	$0.17

Effective on January 1, 2017, we adopted ASU 2016-09. ASU 2016-09 changes the accounting for excess tax benefits by requiring that they be treated as discrete items of income tax expense in the period they occur. For the three and six months ended July 1, 2017, income tax expense has been reduced by $407 thousand and $795 thousand, respectively, relating to excess tax benefits on the exercise of stock options and the lapse of restrictions on stock awards. ASU 2016-09 also changed the treasury stock method of calculating diluted shares outstanding to exclude the presumption that common stock equivalents can be reduced by repurchasing shares using excess tax benefits. For the three and six months ended July 1, 2017, diluted shares outstanding includes 710 thousand and 720 thousand shares, respectively, that prior to the adoption of ASU 2016-09 would have been presumed to be bought-back, and therefore not outstanding, using the proceeds of excess tax benefits. For the three and six months ended July 2, 2016, diluted shares outstanding would have increased by 839 thousand and 827 thousand shares, respectively, if we had adopted ASU 2016-09 at the beginning of our 2016 fiscal year.

NOTE 6. ACQUISITIONS

WINDOOR

On February 16, 2016 (“closing date”), we completed the acquisition of WinDoor, which became a wholly-owned subsidiary of PGT Industries, Inc. The fair value of consideration transferred in the acquisition was $102.6 million, including the then estimated fair value of contingent consideration of $3.0 million, which has been allocated to the net assets acquired and liabilities assumed as of the acquisition date, in accordance with ASC 805, “Business Combinations”. The cash portion of the acquisition was financed with borrowings under the 2016 Credit Agreement, and with $43.5 million of cash on hand.

The estimated fair value of assets acquired and liabilities assumed as of the closing date, were as follows (in thousands):

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

Acquisition costs totaling $0.9 million are included in selling, general, and administrative expenses on the condensed consolidated statement of comprehensive income for the six months ended July 2, 2016, and relate to legal expenses, representations and warranties insurance, diligence, and accounting services.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, was determined to be $41.9 million, of which $38.9 million is expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through additional sales channel opportunities as well as operational efficiencies.

The stock purchase agreement for the acquisition of WinDoor (“SPA”) provided for the potential for an earn-out contingency payment to sellers had WinDoor achieved a certain level of sales in the calendar year ended December 31, 2016. Pursuant to the SPA, if WinDoor’s 2016 calendar-year sales (including both the pre-acquisition and post-acquisition periods of 2016) reached at least $46.0 million, the Company was required to pay 5.9% of WinDoor’s sales, or approximately $2.7 million, up to a maximum sales amount of $51.0 million, or a maximum of approximately $3.0 million. If WinDoor’s 2016 calendar-year sales were less than $46.0 million, no payment was required.

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

Six Months Ended
July 2, 2016
(in thousands, except per share amounts)
Pro Forma Results
Net sales	$221,700

Net income	$7,484

Net income per common share:
Basic	$0.15

Diluted	$0.15

NOTE 7. GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

Goodwill, trade names, and other intangible assets, net, are as follows:

			Initial
	July 1,	December 31,	Useful Life
	2017	2016	(in years)
	(in thousands)
Goodwill	$108,060	$108,060	indefinite

Trade names and other intangible assets:
Trade names	$75,841	$75,841	indefinite

Customer relationships	106,647	106,647	3-10
Developed technology	3,000	3,000	9-10
Non-compete agreement	1,668	1,668	2-5
Less: Accumulated amortization	(69,385)	(66,226)

Subtotal	41,930	45,089

Other intangible assets, net	$117,771	$120,930

NOTE 8. LONG-TERM DEBT

On February 16, 2016, we entered into a Credit Agreement (“2016 Credit Agreement”), among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in six years that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of July 1, 2017, there were $0.2 million of letters of credit outstanding and $39.8 million available on the revolver.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement on February 17, 2017, as described below, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 575 basis points in the case of LIBOR and 475 basis points in the case of the base rate. We will pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit agreement was 6.01% as of July 1, 2017, and was 5.75% at December 31, 2016.

On February 17, 2017, we entered into an amendment of our 2016 Credit Agreement (“First Amendment”). The First Amendment, among other things, (a) decreases the applicable interest rate margins for the Initial Term Loans (as defined in the Credit Agreement) from (i) 4.75% to 3.75%, in the case of the Base Rate Loans (as defined in the Credit Agreement), and (ii) 5.75% to 4.75%, in the case of the Eurodollar Loans (as defined in the Credit Agreement), and (b) adds a soft call premium equal to 1.0% of the principal repaid or repriced if the Initial Term Loans are voluntarily refinanced or repriced pursuant to certain refinancing transactions within [twelve months] of the effective date of the First Amendment.

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2016 Credit Agreement), and will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of July 1, 2017, no such test is required as we have not exceeded 20% of our revolving capacity. We believe that our total net leverage ratio during the second quarter of 2017 was in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of July 1, 2017, we were in compliance with all affirmative and restrictive covenants.

In connection with entering into the 2016 Credit Agreement, on February 16, 2016, we terminated our prior credit agreement, dated as of September 22, 2014, among PGT Industries, Inc., as the borrower, the Company, as guarantor, the lenders from time to time party thereto and Deutsche Bank, as administrative agent and collateral agent (“2014 Credit Agreement”). Along with cash on hand, proceeds from the term loan facility under the 2016 Credit Agreement were used to repay amounts outstanding under the 2014 Credit Agreement, acquire WinDoor, and pay certain fees and expenses.

As of July 1, 2017, the face value of debt outstanding under the 2016 Credit Agreement was $264.0 million, and accrued interest was $0.1 million. On July 7, 2017, we made a voluntary prepayment of $12.0 million of outstanding borrowings under the term-loan portion of the 2016 Credit Agreement. For additional information, see Note 12, Subsequent Event.

The activity relating to third-party fees and costs, lender fees and discount for the three months ended July 1, 2017, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$16,102
Amortization expense through February 17, 2017	(359)

At time of repricing	15,743
Less: Amortization expense after repricing	(1,042)

At end of period	$14,701

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of July 1, 2017, is as follows:

(in thousands)	Total
Remainder of 2017*	$1,974
2018	2,873
2019	3,054
2020	3,312
2021	3,096
2022	392

Total	$14,701

*	Includes $0.6 million of acceleration of amortization of lenders fees and discount relating to the $12 million voluntary prepayment of borrowings under the 2016 Credit Agreement as discussed in Note 12, Subsequent Event.

As a result of a voluntary prepayment of $12.0 million we made on July 7, 2017, in the third quarter of 2017, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, adjusted to reflect the prepayment made on July 7, 2017, as well as the application of the prepayment to all future scheduled repayments, as of July 1, 2017, are as follows (at face value):

(in thousands)
Remainder of 2017**	$12,000
2018	—
2019	—
2020	—
2021	—
2022	251,975

Total	$263,975

**	Represents the $12 million voluntary prepayment of borrowings under the 2016 Credit Agreement as discussed in Note 12, Subsequent Event.

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

NOTE 10. INCOME TAXES

Income tax expense was $5.1 million for the three months ended July 1, 2017, compared with $4.2 million for the three months ended July 2, 2016. Our effective tax rate for the three months ended July 1, 2017, was 33.1%, and was 36.5% for the three months ended July 2, 2016. Income tax expense was $6.1 million for the six months ended July 1, 2017, compared with $5.1 million for the six months ended July 2, 2016. Our effective tax rate for the six months ended July 1, 2017, was 31.6%, and was 36.5% for the six months ended July 2, 2016.

Income tax expense in the three and six months ended July 1, 2017, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards treated as a discrete item of income tax upon our adoption of ASU 2016-09 effective on January 1, 2017, totaling $407 thousand and $795 thousand, respectively. Excluding this discrete item of income tax expense, the effective tax rates for the three and six months ended July 1, 2017, would have been 35.8% and 35.7%, respectively.

The effective tax rates in all periods, excluding the effect of the discrete item discussed above in the 2017 periods, were lower than our combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction, partially offset by the 50% deductibility-disallowance of meals and entertainment expenses.

At July 1, 2017, an accrued federal income tax payable of $3.6 million was classified within accrued liabilities in the accompanying condensed consolidated balance sheet. At December 31, 2016, a federal income tax receivable of $2.6 million was classified within other current assets in the accompanying condensed consolidated balance sheet. During the three or six months ended July 1, 2017, we did not make a payment of estimated federal income taxes or receive any refunds of federal income taxes. During the three months ended July 2, 2016, we received a federal income tax refund of $2.4 million.

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

During the three months ended July 1, 2017, or July 2, 2016, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts and notes receivable, and accounts payable, and accrued liabilities whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include long-term debt. The fair value of our long-term debt is based on debt with similar terms and characteristics and was approximately $267.9 million as of July 1, 2017, compared to a principal outstanding value of $264.0 million, and $264.6 million as of December 31, 2016, compared to a principal outstanding value of $264.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions.

NOTE 12. SUBSEQUENT EVENT

On July 7, 2017, we elected to make a voluntary prepayment of $12 million of outstanding borrowings under the term-loan portion of the 2016 Credit Agreement. This voluntary prepayment was made with cash on hand generated from operations, and reduced borrowings under the term-loan portion of the 2016 Credit Agreement to $252.0 million as of the date of filing of this Quarterly Report on Form 10-Q. As permitted under the 2016 Credit Agreement, we have elected to apply this prepayment to all future minimum required quarterly scheduled principal payments. As a result, we will not have a future minimum required scheduled principal payments due under the 2016 Credit Agreement until the maturity of the facility on February 21, 2022. We estimate that this voluntary prepayment of $12 million will reduce future cash debt service by more than $3 million over the remaining life of the 2016 Credit Agreement. The 2016 Credit Agreement permits us to make voluntary prepayments of borrowings with no prepayment penalties or other fees. However, as a result of this voluntary prepayment, we accelerated amortization of $0.6 million of lenders fees and discount relating to the term-loan portion of the 2016 Credit Agreement, which will be included in interest expense in the Company’s condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our most recent Annual Report on Form 10-K as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the matters set forth in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “forecast,” “guidance,” “intend,” “could,” “project,” “estimate,” “anticipate,” “should,” and similar terminology. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause our actual results to differ materially from those set forth in the forward looking statements. Those risks and uncertainties that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•	Changes in new home starts and home remodeling trends

•	The economy in the U.S. generally or in Florida, where the substantial portion of our sales are generated

•	Raw material prices, especially for aluminum, glass and vinyl

•	Transportation costs

•	Our level of indebtedness

•	Dependence on our impact-resistant product lines

•	Integration of acquisition(s), including our acquisition of WinDoor, Inc.

•	Product liability and warranty claims made against us

•	Federal, state and local regulations, including changes to state and local building codes

•	Dependence on our limited number of manufacturing facilities

•	The risks and uncertainties discussed under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made and, except as may be required by law, we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances.

EXECUTIVE OVERVIEW

Sales and Operations

We delivered a Company record for sales in a quarter at $137.4 million, up 15.4 percent compared to the second quarter of 2016. We also achieved a record for sales in a first half-year period at $250.1 million for the six-month period ended July 1, 2017.

Sales growth in the second quarter of 2017 was led by a 27 percent increase in our vinyl impact products, driven by an increase in sales of our mass-custom vinyl WinGuard line, sales of which are up 35 percent quarter-over-quarter, as demand in that product category continues to be strong. Since 2014, our vinyl WinGuard products have grown at a compound rate of more than 35 percent per year.

Our focus on continually striving to improve operations resulted in a higher level of efficient manufacturing execution during the second quarter of 2017, particularly at our PGT and CGI locations. The improved manufacturing operations at PGT and CGI helped drive the increase in gross margin for the second quarter of 2017, which came in at 32.4 percent, compared to last year’s second quarter gross margin of 31.5 percent, an increase of nearly one full percentage point.

Despite strong growth in both quarter-over-quarter sales and orders, our backlog remained a healthy $61 million at the end of the second quarter of 2017. This is the result of a decrease in lead times due to our improved execution which enabled us to get products to the customer at a faster pace.

Last quarter, we made certain planned changes in our management structure to align our organization to better capitalize on market opportunities. These changes were effective and helped drive our performance during the second quarter. We took certain additional actions at our WinDoor brand directed towards creating an environment for sustainable growth, which caused some expected, but temporary, production challenges in WinDoor’s second-quarter operations. These improvements included putting new leaders and production processes into place, as well as adding to our bench of glass suppliers to diversify our supply-chain for glass. While we expect the transition period for these improvements to continue into the third quarter, we believe they will result in a stronger WinDoor brand, part of a strong three-brand suite of high-quality residential and commercial products. These improvements are in alignment with our objective of delivering added value to our shareholders as we strive towards our goal of becoming a premier, national manufacturer of windows and doors.

We expect a solid second half of 2017, and expect to see year-over-year growth continue. Preliminary results for our July 2017 fiscal period indicates a growth in sales of between 4 and 5 percent when compared to last year’s July fiscal period. Combined with a solid first half of 2017, we anticipate ending the year towards the high end of the previously-provided range for consolidated sales of between $490 and $500 million, representing an increase of between 7 and 9 percent, compared to fiscal-year 2016.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of comprehensive income as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	July 1, 2017		July 2, 2016
	(unaudited)
Net sales	$137,384	100.0%	$119,033	100.0%
Cost of sales	92,831	67.6%	81,563	68.5%

Gross profit	44,553	32.4%	37,470	31.5%

Selling, general and administrative expenses	24,650	17.9%	20,615	17.3%

Income from operations	19,903	14.5%	16,855	14.2%

Interest expense, net	4,568	3.3%	5,282	4.4%

Income before income taxes	15,335	11.2%	11,573	9.7%

Income tax expense	5,080	3.7%	4,223	3.5%

Net income	$10,255	7.5%	$7,350	6.2%

	Six Months Ended
	July 1, 2017		July 2, 2016
	(unaudited)
Net sales	$250,105	100.0%	$219,239	100.0%
Cost of sales	173,813	69.5%	151,786	69.2%

Gross profit	76,292	30.5%	67,453	30.8%

Selling, general and administrative expenses	47,435	19.0%	40,676	18.6%

Income from operations	28,857	11.5%	26,777	12.2%

Interest expense, net	9,478	3.8%	9,440	4.3%
Debt extinguishment costs	—	0.0%	3,431	1.6%

Income before income taxes	19,379	7.7%	13,906	6.3%

Income tax expense	6,125	2.4%	5,077	2.3%

Net income	$13,254	5.3%	$8,829	4.0%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 1, 2017 AND JULY 2, 2016

The following table represents total sales by product category for the three months ended July 1, 2017, and July 2, 2016 (in millions):

	Three Months Ended
	July 1, 2017		July 2, 2016
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant windows and door products	$117.0	85.2%	$99.3	83.4%	17.8%
Non-Impact window and door products	20.4	14.8%	19.7	16.6%	3.3%

Total net sales	$137.4	100.0%	$119.0	100.0%	15.4%

Total net sales during the second quarter of 2017 were $137.4 million, an increase of $18.4 million, or 15.4%, from $119.0 million in total net sales for the second quarter of 2016.

Net sales of impact-resistant window and door products were $117.0 million for the second quarter of 2017, an increase of $17.7 million, or 17.8%, from $99.3 million in net sales for the second quarter of 2016. Included in sales of our impact-resistant window and door products were $83.9 million of aluminum impact sales, an increase of $10.7 million, or 14.6%, and $33.1 million of vinyl impact sales, an increase of $7.0 million, or 26.9%. The increase in aluminum impact sales was primarily driven by growth in our aluminum WinGuard and Sentinel impact products. The increase in vinyl impact sales was primarily driven by growth in our vinyl WinGuard impact products.

Net sales of non-impact window and door products were $20.4 million for the second quarter of 2017, an increase of $0.7 million, or 3.3%, from $19.7 million in net sales for the second quarter of 2016.

Gross profit and gross margin

Gross profit was $44.6 million in the second quarter of 2017, an increase of $7.1 million, or 18.9%, from $37.5 million in the second quarter of 2016. The gross margin percentage was 32.4% in the second quarter of 2017, compared to 31.5% in the prior year second quarter, an increase of 0.9%. Improvements in scrap rates and efficiencies benefitted gross margin by 0.8% during the second quarter of 2017. Gross margin also benefitted 0.5% from the leverage of higher volume and a shift in mix of sales to higher margin repair and remodeling markets and an increase in sales of higher margin WinGuard products. These gross margin increases were partially offset by the impact of higher depreciation on higher capital spending, which lowered gross margin by 0.4%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $24.7 million in the second quarter of 2017, an increase of approximately $4.0 million, or 19.6%, from $20.6 million in the second quarter of 2016. As a percentage of sales, these costs increased to 17.9%, an increase of 0.6%, from 17.3% from the second quarter of 2016. The increase in selling, general and administrative expenses was primarily related to higher personnel-related costs, primarily a higher accrued incentive cost estimate for 2017 compared to 2016 as a result of the improved performance during the second quarter of 2017, as well as higher marketing costs. Selling, general and administrative expenses also increased in the second quarter of 2017, compared to the second quarter of last year due to higher distribution costs on the higher level of sales.

We record warranty costs as a selling expense within selling, general and administrative expenses. Our warranty expense, as a percentage of sales, increased during our 2015 and 2016 fiscal years. During the three months ended July 1, 2017, we recorded warranty expense at a rate of 2.22% of sales, which decreased when compared to the rate of 2.70% in the first quarter of 2017. During the three months ended July 2, 2016, we recorded warranty expense at a rate of 2.44% of sales. We believe the increase in warranty expense as a percentage of sales during the 2015 and 2016 fiscal years was the result of a significant increase in the number of new manufacturing employees we hired during that time period to support our growth over the recent past. Those employees did not have the level of experience and training as our more seasoned employees. As seen during the second quarter of 2017, we expect that, as our team members continue to gain in experience, and are exposed to improved training initiatives we have implemented, combined with the use of our new thermal plastic spacer system, an innovative technology for the production of insulated glass, warranty expense, as a percentage of sales, will continue to decline.

Interest expense, net

Interest expense was $4.6 million in the second quarter of 2017, a decrease of $0.7 million, from $5.3 million in the second quarter of 2016. During 2016, concurrent with the acquisition of WinDoor in the middle of the first quarter of 2016, we refinanced our then existing credit agreement into the 2016 Credit Agreement, a $270 million senior secured credit facility. The decrease in interest expense was due primarily to a decrease in the average level of outstanding debt during the second quarter of 2017, compared to the second quarter of 2016 as the result of regularly scheduled principal payments made and a $4 million prepayment made on September 30, 2016, as well as a decrease as a result of the February 17, 2017 repricing of the 2016 Credit Agreement, which resulted in a one-percentage point reduction in the interest rate under the term loan portion of the facility.

As a result of recent increases in LIBOR, the weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement was 6.01% as of July 1, 2017. On July 7, 2017, we made a voluntary prepayment of $12.0 million of outstanding borrowings under the term-loan portion of the 2016 Credit Agreement. For additional information, see Note 12, Subsequent Event.

Income tax expense

Our income tax expense was $5.1 million for the second quarter of 2017, compared with $4.2 million for the second quarter of 2016. Our effective tax rate for the second quarter of 2017 was 33.1%, and was 36.5% for the second quarter of 2016. Income tax expense in the second quarter of 2017 is net of excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards treated as discrete items of income tax upon our adoption of ASU 2016-09 effective on January 1, 2017, totaling $407 thousand. Excluding this discrete item of income tax expense, the effective tax rate for the second quarter of 2017 would have been 35.8%.

The effective tax rates in all periods, excluding the effect of the discrete item relating to the treatment of excess tax benefits as discussed above, were lower than our combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction, partially offset by the 50% deductibility-disallowance of meals and entertainment expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 1, 2017 AND JULY 2, 2016

The following table represents total sales by product category for the six months ended July 1, 2017, and July 2, 2016 (in millions):

	Six Months Ended
	July 1, 2017		July 1, 2016
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant window and door products	$211.4	84.5%	$180.9	82.5%	16.9%
Non-impact window and door products	38.7	15.5%	38.3	17.5%	1.0%

Total net sales	$250.1	100.0%	$219.2	100.0%	14.1%

Total net sales during the first half of 2017 were $250.1 million, an increase of $30.9 million, or 14.1%, from $219.2 million in total net sales for the first half of 2016.

Net sales of impact-resistant window and door products were $211.4 million for the first half of 2017, an increase of $30.5 million, or 16.9%, from $180.9 million in net sales for the first half of 2016. Included in sales of our impact-resistant window and door products were $150.1 million of aluminum impact sales, an increase of $18.0 million, or 13.6%, and $61.3 million of vinyl impact sales, an increase of $12.5 million, or 25.7%. The increase in aluminum impact sales was primarily driven by growth in our aluminum WinGuard and Sentinel impact products, as well as the addition of WinDoor, whose sales were included for the entire first half of 2017, versus half of the first quarter and all of the second quarter of 2016. The increase in vinyl impact sales was primarily driven by growth in our vinyl WinGuard impact products.

Net sales of non-impact window and door products were $38.7 million for the first half of 2017, an increase of $0.4 million, or 1.0%, from $38.3 million in net sales for the first half of 2016.

Gross profit and gross margin

Gross profit was $76.3 million in the first half of 2017, an increase of $8.8 million, or 13.1%, from $67.5 million in the first half of 2016. The gross margin percentage was 30.5% in the first half of 2017, compared to 30.8% in the prior year first half, a decrease of 0.3%. Adjusting for costs relating to the start-up of our Thermal Plastic Spacer system line totaling $0.5 million in the first half of 2017, gross margin was 30.7%, compared to 30.8%, a decrease of 0.1%. Gross margin in the first half of 2017 was negatively impacted by higher material costs, primarily related to an increase in aluminum prices in the first quarter, which lowered gross margin by 0.7%, and by higher depreciation on higher capital spending, which lowered gross margin by 0.5%. These decreases were partially offset by a benefit of 0.7% from the leverage of higher volume and a shift in mix of sales to higher margin repair and remodeling markets and an increase in sales of higher margin WinGuard products. Gross margin also benefitted 0.4% from improvements in scrap rates and effeciencies.

Selling, general and administrative expenses

Selling, general and administrative expenses were $47.4 million in the first half of 2017, an increase of $6.7 million, or 16.6%, from $40.7 million in the first half of 2016. As a percentage of sales, these costs increased to 19.0%, an increase of 0.4%, from 18.6% from the first half of 2016. The increase in selling, general and administrative expenses was primarily related to higher personnel-related costs, primarily a higher accrued incentive cost estimate for 2017 compared to 2016 as a result of the improved performance during the second quarter of 2017, as well as higher marketing costs. The increase also related to $0.7 million of costs for the management reorganization actions taken in the first quarter of 2017. The increase in selling, general and administrative expenses was also related to $0.9 million of costs from our attendance at and participation in the National Association of Home Builders’ International Builders Show in Orlando, Florida in January 2017, and also higher marketing costs relating to dealer recognition. Selling, general and administrative expenses also increased in the first half of 2017, compared to the first half of last year due to higher distribution costs on the higher level of sales.

We record warranty costs as a selling expense within selling, general and administrative expenses. Our warranty expense, as a percentage of sales, increased during our 2015 and 2016 fiscal years. During the three months ended July 1, 2017, we recorded warranty expense at a rate of 2.22% of sales, and 2.70% in the first quarter of 2017, resulting in a rate of 2.43% of sales for the six months ended July 1, 2017. During the six months ended July 2, 2016, we recorded warranty expense at a rate of 2.39% of sales. We believe the increase in warranty expense as a percentage of sales during the 2015 and 2016 fiscal years was the result of a significant increase in the number of new manufacturing employees we hired during that time period to support our growth over the recent past. Those employees did not have the level of experience and training as our more seasoned employees. As seen during the second quarter of 2017, we expect that, as our team members continue to gain in experience, and are exposed to improved training initiatives we have implemented, combined with the use of our new thermal plastic spacer system, an innovative technology for the production of insulated glass, warranty expense, as a percentage of sales, will continue to decline.

Interest expense, net

Interest expense was $9.5 million in the first half of 2017, an increase of less than $0.1 million, from $9.4 million in the first half of 2016. During 2016, concurrent with the acquisition of WinDoor in the middle of the first quarter of 2016, we refinanced our then existing credit agreement into the 2016 Credit Agreement, a $270 million senior secured credit facility, which increased our outstanding debt balance to $270 million, up from $197.5 million at the time of the refinancing. The increase in interest expense was due primarily to the increase in outstanding debt under the new credit facility and resulting increase in average outstanding debt balance during the first half of 2017, compared to the first half of 2016. The increase in interest expense as a result of the increase in average debt balance was nearly completely offset by a decrease as a result of the February 17, 2017 repricing of the 2016 Credit Agreement, which resulted in a one-percentage point reduction in the interest rate under the term loan portion of the facility.

As a result of recent increases in LIBOR, the weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement was 6.01% as of July 1, 2017. On July 7, 2017, we made a voluntary prepayment of $12.0 million of outstanding borrowings under the term-loan portion of the 2016 Credit Agreement. For additional information, see Note 12, Subsequent Event.

Debt extinguishment costs

Debt extinguishment costs were $3.4 million in the first half of 2016. These costs related to the write-off of deferred financing costs and debt discount in connection with entering into the 2016 Credit Agreement effective on February 16, 2016, which resulted in certain then existing lenders exiting the facility, and certain continuing lenders being considered debt extinguishments in the refinancing. This resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders.

Income tax expense

Our income tax expense was $6.1 million for the first half of 2017, compared with $5.1 million for the first half of 2016. Our effective tax rate for the first half of 2017 was 31.6%, and was 36.5% for the first half of 2016. Income tax expense in the first half of 2017 is net of excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards treated as discrete items of income tax upon our adoption of ASU 2016-09 effective on January 1, 2017, totaling $795 thousand. Excluding this discrete item of income tax expense, the effective tax rate for the first half of 2017 would have been 35.7%.

The effective tax rates in all periods, excluding the effect of the discrete item relating to the treatment of excess tax benefits as discussed above, were lower than our combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction, partially offset by the 50% deductibility-disallowance of meals and entertainment expenses.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first six months of 2017 was $17.0 million, compared to $23.6 million in the first six months of 2016. The reduction in cash provided by operating activities for the first half of 2017, as compared to the first half of 2016, was due to the factors set forth in the table below, including increased disbursements to vendors and personnel.

Direct cash flows from operations for the first six months of 2017 and 2016 are as follows:

	Direct Operating Cash Flows
	Six Months Ended
(in millions)	July 1, 2017	July 2, 2016
Collections from customers	$242.2	$215.4
Other collections of cash	2.4	2.0
Disbursements to vendors	(151.8)	(129.0)
Personnel related disbursements	(66.8)	(60.9)
Income tax payments, net	—	2.4
Debt service payments	(9.0)	(6.3)

Cash from operations	$17.0	$23.6

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 37 days at July 1, 2017, compared to 35 days at July 2, 2016. DSO’s at July 1, 2017, were affected by certain larger customer projects for CGI and WinDoor, which have longer payment terms.

Inventory on hand as of July 1, 2017, was $35.1 million, compared to $30.5 million at December 31, 2016, an increase of $4.6 million. The increase in inventory was due primarily to the seasonal inventory build-up due to higher manufacturing activity during the spring and summer repair and remodeling season.

We monitor and evaluate raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock. Because all of our products are made-to-order, we have only a small amount of finished goods and work-in-process inventory. As a result of these factors, our inventories are not excessive and we believe the value of such inventories will be realized through sales.

Investing activities. Cash used in investing activities was $6.3 million for the first six months of 2017, compared to cash used in investing activities of $108.4 million for the first six months of 2016. We used $100.3 million of cash in the first six months of 2016 to acquire WinDoor. Excluding cash used to acquire WinDoor, there was a decrease in cash used in investing activities due to a decrease in capital expenditures of $1.9 million, which went from $8.2 million in the first six months of 2016, to $6.3 million in the first six months of 2017.

Financing activities. Cash provided by financing activities was $0.3 million in the first six months of 2017, compared to cash provided by financing activities of $52.8 million in the first six months of 2016, a decrease in cash provided of $52.5 million. We were not required to, and did not make any repayments of long-term debt in the first six months of 2017, compared to cash used for repayments of long-term debt in the first six months of 2016 of $198.9 million. Cash used for payments of long-term debt of $198.9 million in the first six months of 2016 was the result of the February 2016 refinancing and contemporaneous pay-down of $197.5 million of our then existing credit facility. The February 2016 refinancing resulted in $261.0 million in net proceeds from the issuance of long-term debt. In addition, there were payments of financing costs of $7.2 million related to the refinancing. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $0.2 million in the first six months of 2017, versus $0.1 million in the first six months of 2016, an increase in cash used of $0.1 million. There was a decrease of $2.7 million in cash used to purchase treasury shares. Proceeds from the exercises of stock options were approximately $0.3 million higher in the first six months of 2017, versus the first six months of 2016. Also, there was a $0.5 million decrease relating to excess tax benefits due to our adoption of ASU 2016-09, which no longer requires excess tax benefits to be presented as a financing activity.

Capital Resources and Debt Covenant. On February 16, 2016, we entered into the 2016 Credit Agreement, among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in six years that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of July 1, 2017, there were $0.2 million of letters of credit outstanding and $39.8 million available on the revolver.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement on February 17, 2017, as described below, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 575 basis points in the case of LIBOR and 475 basis points in the case of the base rate. We pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement was 6.01% as of July 1, 2017, and was 5.75% at December 31, 2016.

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

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to EBITDA, each as defined in the 2016 Credit Agreement), and is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of July 1, 2017, no test is required as we have not exceeded 20% of our revolving capacity. During 2017, the maximum permitted total net leverage ratio as stated in the 2016 Credit agreement is 4.25:1. We believe that our total net leverage ratio during 2017 has been and will continue to be in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of July 1, 2017, we were in compliance with all affirmative and restrictive covenants.

As of July 1, 2017, the face value of debt outstanding under the 2016 Credit Agreement was $264.0 million, and accrued interest was $0.1 million. On July 7, 2017, we made a voluntary prepayment of $12.0 million of outstanding borrowings under the term-loan portion of the 2016 Credit Agreement. For additional information, see Note 12, Subsequent Event.

The activity relating to third-party fees and costs, lender fees and discount for the three months ended July 1, 2017, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$16,102
Amortization expense through February 17, 2017	(359)

At time of repricing	15,743
Less: Amortization expense after repricing	(1,042)

At end of period	$14,701

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of July 1, 2017, is as follows:

(in thousands)	Total
Remainder of 2017*	$1,974
2018	2,873
2019	3,054
2020	3,312
2021	3,096
2022	392

Total	$14,701

*	Includes $0.6 million of acceleration of amortization of lenders fees and discount relating to the $12 million voluntary prepayment of borrowings under the 2016 Credit Agreement as discussed in Note 12, Subsequent Event.

As a result of a voluntary prepayment of $12.0 million we made on July 7, 2017, in the third quarter of 2017, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, adjusted to reflect the prepayment made on July 7, 2017, as well as the application of the prepayment to all future scheduled repayments, as of July 1, 2017, are as follows (at face value):

(in thousands)
Remainder of 2017**	$12,000
2018	—
2019	—
2020	—
2021	—
2022	251,975

Total	$263,975

**	Represents the $12 million voluntary prepayment of borrowings under the 2016 Credit Agreement as discussed in Note 12, Subsequent Event.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first six months of 2017, capital expenditures were $6.3 million, compared to $8.2 million for the first six months of 2016. In 2017, we expect to spend approximately $15-$18 million on capital expenditures, primarily including machinery and equipment, and distribution equipment such as tractors and trailers.

Share Repurchase Program. On October 28, 2015, the Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases are made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our 2016 Credit Agreement, and other relevant factors. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at the Company’s discretion, subject to the approval of its Board of Directors, and the program may be suspended, terminated or modified at any time for any reason. During the first six months of 2017, we made no repurchases of our common stock under this program. During the remainder of 2017, we may make opportunistic repurchases of our common stock as we see fit, subject to the approval of our Board of Directors.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended December 31, 2016. There have been no changes to our critical accounting policies during the first six months of 2017.

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

Approaching Adoption of ASU 2014-09, “Revenue from Contracts with Customers”

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. The FASB also issued ASU 2015-14, “Deferral of Effective Date”. ASU 2015-14 deferred the effective date for the new guidance until the annual reporting period beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, but not before the original effective date (periods beginning after December 15, 2016). The standard permits the use of either the full-retrospective (restating all years presented in the Company’s financial statements), or modified-retrospective (recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption) transition methods. Since its issuance, the FASB has also amended several aspects of the new guidance, including; ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; which clarifies the Topic 606 guidance on principal versus agent considerations, ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing”, which clarifies identification of a performance obligation and addresses revenue recognition associated with the licensing of intellectual property, ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients”, which clarifies assessment of collectability criterion, non-cash consideration and other technical corrections, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which is the result of the FASB Board decision to issue a separate Update for technical corrections and improvements. The Company currently plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2018, using the modified-retrospective method.

The Company completed its preliminary assessment of the impact of its upcoming adoption of ASU 2014-09 on its consolidated financial statements. The Company recognizes revenue currently under existing generally accepted accounting principles, which is a model based on the transfer of the risks and rewards of ownership. Predominantly, for the Company, this has been at the point in time that possession of goods has transferred to the customer upon delivery. The model for recognizing revenue will change under ASU 2014-09, to one based on the transfer of control of the product to the customer. Under ASU 2014-09, revenue is recognized when an entity satisfies its obligation by transferring control of the goods or services to the customer, and transfer of possession of the product is not required in order for transfer of control of the product to the customer to have occurred.

ASU 2014-09 states that if any one of three criteria is met, it is likely that an entity will be required to recognize revenue over time, where previously the entity has recognized revenue at the point in time which possession of the goods or services pass to the customer. Pursuant to our preliminary assessment, we believe that, of these three criteria, the Company meets the criteria which states that an entity’s performance (i.e. creation of a good or service for the customer) does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to-date. ASU 2014-09 further states that, when evaluating whether or not the goods or services have an alternative use, an entity should consider the level of customization of the goods or services. A high level of customization is a strong indicator that the goods or services do not have an alternative use and, therefore, revenue would be recognized over time as an entity performs.

The Company is a manufacturer of fully-customized windows and doors, and manufactures products based on design specifications, measurements, colors, finishes, framing materials, glass-types, and other options selected by the customer at the point in time an order is received from the customer. The Company’s initial assessment is that its goods have no alternative use, as that term is defined in ASU 2014-09, and that control of the product passes to the customer no later than completion of the manufacturing of each or all of the products in an order, but before delivery of the products to the customer. Additionally, the Company has an enforceable right to payment at the agreed-upon sales prices contained in our agreements with our customers for all manufacturing efforts expended by the Company on behalf of its customers.

Based on this initial assessment, the Company believes that it will be required to change its method of recognizing revenue, to one of potentially recognizing revenue as products are manufactured, but no later than completion of the manufacturing process, from its current method of recognizing revenue upon delivery of the product to the customer. The Company is continuing to evaluate its manufacturing processes in order to assess at what point the products have no alternative use and the recognition of revenue should begin. However, because revenue will have been recognized on at least all products for which manufacturing has been completed, the Company believes that upon adoption of ASU 2014-09, inventories on its consolidated balance sheets will no longer include finished goods. The Company also believes that it will recognize revenue at an earlier point than prior to the adoption of ASU 2014-09, but that such effect may not materially affect its consolidated statements of operations due to the fact that such effects will exist at both the beginning and end of fiscal periods.

ASU 2014-09 also requires entities, primarily in the manufacturing segment, to make policy elections relating to shipping and handling charges. Entities may elect to treat shipping and handling as a separate performance activity, and recognize revenue from shipping and handling as performance occurs. Conversely, entities may also elect to treat shipping and handling as a fulfillment activity, which will require shipping and handling costs for undelivered products to be accrued in order to match this cost with the revenue previously recognized over time. The Company currently recognizes shipping and handling costs as a fulfillment activity, and has preliminarily determined to continue to treat such costs as a fulfillment activity.

The Company expects to continue to evaluate the impact of the adoption of ASU 2014-09 on its consolidated financial statements, and will provide updates and additional information as the effective date of adoption approaches.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding as of the date of filing of this Quarterly Report on Form 10-Q, of $252.0 million, a 100 basis point increase in interest rate would result in approximately $2.5 million of additional interest costs annually.

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

Our chief executive officer and chief financial officer, with the assistance of management, evaluated the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (“Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective for the purposes of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

None during the quarter.

Issuer Purchases of Equity

None during the quarter.

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

PGT INNOVATIONS, INC.
(Registrant)

Date: August 3, 2017	/s/ Bradley West
Bradley West
Senior Vice President and Chief Financial Officer