Form 10-Q
period 2017-09-30
PGT Innovations, Inc.
filed 2017-11-02
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☐            No  ☒

Common Stock, $0.01 par value, outstanding was 49,660,699 shares, as of November 2, 2017.

PGT INNOVATIONS, INC.

Form 10-Q for the Three and Nine Months Ended September 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net sales	$126,876	$129,807	$376,981	$349,046
Cost of sales	87,128	88,721	260,941	240,507

Gross profit	39,748	41,086	116,040	108,539
Selling, general and administrative expenses	24,950	22,533	72,385	63,209
Fair value adjustment to contingent consideration	—	(3,000)	—	(3,000)

Income from operations	14,798	21,553	43,655	48,330
Interest expense, net	5,514	5,495	14,992	14,935
Debt extinguishment costs	—	—	—	3,431

Income before income taxes	9,284	16,058	28,663	29,964
Income tax expense	2,992	5,262	9,117	10,339

Net income	$6,292	$10,796	$19,546	$19,625

Net income per common share:
Basic	$0.13	$0.22	$0.40	$0.40

Diluted	$0.12	$0.21	$0.38	$0.39

Weighted average shares outstanding:
Basic	49,629	48,941	49,455	48,782

Diluted	51,809	50,672	51,670	50,528

Comprehensive income	$6,292	$10,796	$19,546	$19,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$44,727	$39,210
Accounts receivable, net	55,949	41,646
Inventories	39,131	30,511
Prepaid expenses	2,959	2,645
Other current assets	6,329	8,365

Total current assets	149,095	122,377
Property, plant and equipment, net	84,469	84,209
Trade name and other intangible assets, net	116,702	120,930
Goodwill	108,060	108,060
Other assets, net	1,272	1,072

Total assets	$459,598	$436,648

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,338	$22,803
Current portion of long-term debt	290	—

Total current liabilities	40,628	22,803
Long-term debt, less current portion	231,177	247,873
Deferred income taxes	31,838	31,838
Other liabilities	1,466	1,282

Total liabilities	305,109	303,796

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 52,376 and 51,887 shares issued and 49,660 and 49,176 shares outstanding at September 30, 2017 and December 31, 2016, respectively	524	519
Additional paid-in-capital	251,733	249,647
Accumulated deficit	(85,009)	(104,555)

Shareholders’ equity	167,248	145,611
Less: Treasury stock at cost	(12,759)	(12,759)

Total shareholders’ equity	154,489	132,852

Total liabilities and shareholders’ equity	$459,598	$436,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,	October 1,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net income	$19,546	$19,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,502	6,983
Amortization	4,818	4,501
Provision for (recovery on) allowance for doubtful accounts	249	(76)
Stock-based compensation	1,568	1,552
Amortization and write-off of deferred financing costs and debt discount	3,065	6,108
Deferred income taxes	—	633
Excess tax benefits on stock-based compensation	—	(1,630)
Fair value adjustment to contingent consideration	—	(3,000)
Gain on disposal of assets	(59)	(6)
Change in operating assets and liabilities (net of the effect of the acquisition):
Accounts receivable	(15,644)	(16,115)
Inventories	(8,620)	(464)
Prepaid expenses, other current and other assets	(261)	2,626
Accounts payable, accrued and other liabilities	20,506	12,456

Net cash provided by operating activities	34,670	33,193

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,650)	(13,287)
Business acquisition	—	(101,338)
Proceeds from sale of equipment	59	6

Net cash used in investing activities	(9,591)	(114,619)

Cash flows from financing activities:
Payments of long-term debt	(20,062)	(203,525)
Proceeds from issuance of long-term debt	—	261,030
Payments of financing costs	—	(7,178)
Purchases of treasury stock	—	(2,722)
Taxes paid relating to shares withheld on employee equity awards	(181)	(54)
Proceeds from exercise of stock options	681	652
Proceeds from issuance of common stock under employee stock purchase plan	23	27
Excess tax benefits on stock-based compensation	—	1,630
Other	(23)	(23)

Net cash (used in) provided by financing activities	(19,562)	49,837

Net increase (decrease) in cash and cash equivalents	5,517	(31,589)
Cash and cash equivalents at beginning of period	39,210	61,493

Cash and cash equivalents at end of period	$44,727	$29,904

Non-cash activity:
Financed purchase of software license	$590	$—

Property, plant and equipment additions in accounts payable	$343	$1,181

Contingent consideration reversed out of accrued liabilities	$—	$3,000

Portion of USI purchase price held back in escrow	$—	$100

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

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period is not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of our Company’s fiscal quarters ended September 30, 2017, and October 1, 2016, consisted of 13 weeks.

The condensed consolidated balance sheet as of December 31, 2016, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 31, 2016, and the unaudited condensed consolidated financial statements as of and for the periods ended September 30, 2017, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2016, included in the Company’s most recent Annual Report on Form 10-K. Except for the adoption of the guidance relating to the accounting for stock-based compensation expense discussed below, the accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718)”. This update is intended to provide simplification of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this update effective for our fiscal year beginning January 1, 2017. Impacts of the adoption of ASU 2016-09 are as follows:

•	ASU 2016-09 requires employers to make a policy election as to whether they will continue to use previous generally accepted accounting principles, which required employers to recognize stock-based compensation expense on grants of equity awards net of an estimate of the amount that will be forfeited, or to recognize forfeitures on an actual basis in the period they occur. We have elected to change our method of accounting for forfeitures, from one of estimating forfeitures, to recognizing forfeitures on an actual basis in the period they occur, adopted on a modified-retrospective basis. This resulted in an adjustment to increase accumulated deficit for previously unrecognized stock compensation expense of approximately $0.1 million as of December 31, 2016, net of tax effect, with an offsetting increase in additional paid-in capital of approximately $0.2 million.

•	ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as a financing activity. The Company withholds shares of its common stock from employees to satisfy the employee’s tax withholding obligations in connection with the exercise of stock options and lapse of restrictions on stock awards, which are then immediately retired. We previously included these cash flows in financing activities, therefore, there was no impact upon adoption.

•	ASU 2016-09 requires that excess tax benefits resulting from the exercise of stock options and lapse of restriction on stock awards be recognized as a discrete item in tax expense, where previously such tax effects had been recognized in additional paid-in-capital. See Note 10 for a discussion of the impacts of the adoption of ASU 2016-09 on the Company’s income tax expense for the three and nine months ended September 30, 2017.

•	ASU 2016-09 requires previously unrecognized excess tax benefits to be recognized on a modified-retrospective basis, which results from taking a deduction for tax benefits relating to stock-based compensation that does not result in a reduction in taxes payable. Upon adoption, we recorded an adjustment to decrease the accumulated deficit for excess tax benefits that had not yet been recognized of approximately $0.3 million as of December 31, 2016, with an offsetting reduction in our net deferred tax liability resulting from the recognition of previously unrecorded deferred tax assets for tax credits in the state of Florida.

•	ASU 2016-09 requires excess tax benefits to be presented as an operating activity on the statement of cash flows, either prospectively or on a full-retrospective basis, rather than as previously required as a financing activity. We have elected to present excess tax benefits in the operating section of the statement of cash flows on a prospective basis.

The effects on the Company’s consolidated balance sheet as of December 31, 2016, relating to the adoption of ASU 2016-09 is as follows (in thousands):

	Previously Reported	After Adoption
Deferred income taxes	$32,171	$31,838

Total liabilities	$304,129	$303,796

Additional paid-in-capital	$249,469	$249,647

Accumulated deficit	$(104,710)	$(104,555)

Shareholders’ equity	$145,278	$145,611

Total shareholders’ equity	$132,519	$132,852

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments under ASU 2017-12 refine and expand hedge accounting requirements for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 becomes effective for us in the first quarter of 2019. We do not expect the adoption of this guidance to have a significant effect on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, “Other Income—Gain and Losses from the Derecognition of Nonfinancial Assets.” ASU 2017-05 clarifies the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and adds guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU 2014-09, provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. This update is effective at the same time as the amendments in ASU 2014-09, therefore, for our fiscal year beginning after December 15, 2017, and may be applied either under a full- or modified-retrospective basis. We do not expect the adoption of this guidance to have a significant effect on the Company’s consolidated financial statements.

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

ASU 2014-09 states that if any one of three defined criteria is met, it is likely that an entity will be required to recognize revenue over time, where previously the entity has recognized revenue at the point in time which possession of the goods or services pass to the customer. Pursuant to our preliminary assessment, we believe that, of these three criteria, the Company meets the criteria which states that revenue is recognized over time if an entity’s performance (i.e. creation of a good or service for the customer) does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to-date. ASU 2014-09 further states that, when evaluating whether or not the goods or services have an alternative use, an entity should consider the level of customization of the goods or services. A high level of customization is a strong indicator that the goods or services do not have an alternative use and, therefore, revenue would be recognized over time as an entity performs.

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

Based on this initial assessment, the Company believes that it will be required to change its method of recognizing revenue, to one of potentially recognizing revenue as products are manufactured, but no later than completion of the manufacturing process, from its current method of recognizing revenue upon delivery of the product to the customer. The Company is continuing to evaluate its manufacturing processes in order to assess at what point the products have no alternative use and the recognition of revenue should begin. However, because revenue will have been recognized on at least all products for which manufacturing has been completed, the Company believes that upon adoption of ASU 2014-09, inventories on its consolidated balance sheets will no longer include finished goods. The Company also believes that it will recognize revenue at an earlier point than prior to the adoption of ASU 2014-09, but that such effect may not materially affect its consolidated statements of operations post-adoption due to the fact that such effects will exist at both the beginning and end of fiscal periods after the initial transition.

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

During the three months ended September 30, 2017, we recorded warranty expense at a rate of approximately 2.04% of sales, which decreased from the rate in the second quarter of 2017 of 2.22%. During the three months ended October 1, 2016, we recorded warranty expense at a rate of approximately 2.21% of sales.

The following table summarizes: current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three and nine months ended September 30, 2017, and October 1, 2016. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

	Beginning		Charged			End of
Accrued Warranty	of Period	Acquired	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended September 30, 2017	$5,679	$—	$2,593	$46	$(2,412)	$5,906
Three months ended October 1, 2016	$5,103	$10	$2,875	$(19)	$(2,493)	$5,476
Nine months ended September 30, 2017	$5,569	$—	$8,681	$(18)	$(8,326)	$5,906
Nine months ended October 1, 2016	$4,237	$274	$8,111	$751	$(7,897)	$5,476

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

	September 30, 2017	December 31, 2016
	(in thousands)
Raw materials	$29,591	$24,946
Work-in-progress	3,543	2,521
Finished goods	5,997	3,044

	$39,131	$30,511

NOTE 4. STOCK BASED-COMPENSATION

Exercises

For the three months ended September 30, 2017, there were 90,159 options exercised at a weighted average exercise price of $1.99 per share. For the nine months ended September 30, 2017, there were 341,069 options exercised at a weighted average exercise price of $2.00 per share.

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

Stock Compensation Expense

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Effective on January 1, 2017, we adopted the provisions of ASU 2016-09, pursuant to which we elected to change our method of accounting for forfeitures, from one of estimating forfeitures, to recognizing forfeitures on an actual basis in the period they occur. For more information, see Note 1 under “Recently Adopted Accounting Pronouncements”. We recorded compensation expense for stock based awards of $0.5 million for the three months ended September 30, 2017, and $0.4 million for the three months ended October 1, 2016. We recorded compensation expense for stock based awards of $1.6 million for the nine months ended September 30, 2017, and $1.6 million for the nine months ended October 1, 2016. As of September 30, 2017, and October 1, 2016, there was $2.4 million and $1.9 million, respectively, of total unrecognized compensation cost related primarily to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.5 years at September 30, 2017.

NOTE 5. NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Weighted average shares outstanding for the nine months ended September 30, 2017, and for the three and nine months ended October 1, 2016, excludes underlying options of 20 thousand because their effects were anti-dilutive. There were no anti-dilutive securities outstanding for the three months ended September 30, 2017.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net income	$6,292	$10,796	$19,546	$19,625

Weighted-average common shares—Basic	49,629	48,941	49,455	48,782
Add: Dilutive effect of stock compensation plans	2,180	1,731	2,215	1,746

Weighted-average common shares—Diluted	51,809	50,672	51,670	50,528

Net income per common share:
Basic	$0.13	$0.22	$0.40	$0.40

Diluted	$0.12	$0.21	$0.38	$0.39

Effective on January 1, 2017, we adopted ASU 2016-09. ASU 2016-09 changes the accounting for excess tax benefits by requiring that they be treated as discrete items of income tax expense in the period they occur. For the three and nine months ended September 30, 2017, income tax expense has been reduced by $347 thousand and $1.1 million, respectively, relating to excess tax benefits on the exercise of stock options and the lapse of restrictions on stock awards. ASU 2016-09 also changed the treasury stock method of calculating diluted shares outstanding to exclude the presumption that common stock equivalents can be reduced by repurchasing shares using excess tax benefits. For the three and nine months ended September 30, 2017, diluted shares outstanding includes 724 thousand and 724 thousand shares, respectively, that prior to the adoption of ASU 2016-09 would have been presumed to be bought-back, and therefore not outstanding, using the proceeds of excess tax benefits. For the three and nine months ended October 1, 2016, diluted shares outstanding would have increased by 826 thousand and 827 thousand shares, respectively, if we had adopted ASU 2016-09 at the beginning of our 2016 fiscal year.

NOTE 6. SALE OF ASSETS AND ACQUISITIONS

Sale of Door Glass Processing Assets

On September 22, 2017, we entered into an Asset Purchase Agreement (APA) with Cardinal LG Company (Cardinal) for the sale to Cardinal of certain manufacturing equipment we used in processing glass components for PGT-branded doors for a cash purchase price of $28 million. Contemporaneously with entering into the APA, we entered into a seven-year supply agreement (SA) with Cardinal for Cardinal to supply us with glass components for PGT-branded doors. The Company determined to sell these assets, whose net book value at September 30, 2017 was $5.6 million, and enter into the SA in order to allow us to heighten our focus in our core areas of window and door manufacturing and, at the same time, strengthen our supply chain for high-quality door glass from a supplier with whom we have been doing business for many years.

The APA provides for the transfer of the assets from the Company to Cardinal in two phases, with the first date being on or about November 1, 2017, and the second date being on or about March 1, 2018. Under the APA, the cash purchase price of $28 million is to be paid by Cardinal to the Company in three separate payments of $3 million at the time of the first transfer of the assets to Cardinal, $10 million on January 15, 2018, and $15 million at the time of the second transfer of assets to Cardinal.

The SA provides that the Company will purchase, and Cardinal will supply, all of the Company’s requirements for certain glass components used in PGT-branded doors through the end of 2024. The terms of the manufacture by Cardinal and purchase by the Company of such glass components as to purchase orders, forecasts of purchases, pricing, invoicing, delivery and payment terms and other terms, are all as described in the SA.

The Company has determined that, although the APA and SA are separate agreements, they were negotiated contemporaneously. Therefore, the Company has concluded that the $28 million of proceeds under the APA should be bifurcated between the sale of the door glass manufacturing assets, and payment for the Company’s commitment to buy glass components for PGT-branded doors from Cardinal under the SA, and that such bifurcation is predicated on the fair value of the door glass manufacturing assets being sold on or about the date of sale. The Company has engaged an independent machinery and equipment valuation specialist to provide a fair market value appraisal of the assets sold to Cardinal, which is currently in process. Accordingly, as the fair market value appraisal is not yet finalized, and there had been no exchanges of assets or cash under the APA as of September 30, 2017, and no purchases or sales of glass components for PGT-branded doors under the SA as of September 30, 2017, no amounts relating to either the APA or SA have been recognized in the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017.

WinDoor Acquisition

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

Acquisition costs totaling $0.9 million are included in selling, general, and administrative expenses on the condensed consolidated statement of comprehensive income for the nine months ended October 1, 2016, and relate to legal expenses, representations and warranties insurance, diligence, and accounting services.

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

Nine Months Ended
October 1, 2016
(in thousands, except per share amounts)
Pro Forma Results
Net sales	$351,507

Net income	$18,280

Net income per common share:
Basic	$0.37

Diluted	$0.36

US Impact Systems, Inc. Acquisition

On August 31, 2016, CGIC, a wholly-owned subsidiary of CGI, which is wholly-owned by PGT Industries, Inc., which, in turn, is wholly-owned by the Company, entered into an asset purchase agreement with US Impact Systems, Inc. (USI) and its stockholders whereby CGIC purchased the operations and certain assets of, and assumed certain liabilities of USI. USI was an established fabricator of storefront window and door products. The fair value of the consideration transferred in the acquisition was $1.9 million, which was allocated to current and other assets totaling $1.8 million and amortizable intangible assets totaling $0.6 million, and goodwill of $0.6 million, less the assumption of accounts payable and accrued liabilities with estimated fair values totaling $1.2 million, in accordance with ASC 805, “Business Combinations”. This transaction did not have a significant impact on our financial position or operating results for 2016.

NOTE 7. GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

Goodwill, trade names, and other intangible assets, net, are as follows:

			Initial
	September 30,	December 31,	Useful Life
	2017	2016	(in years)
	(in thousands)
Goodwill	$108,060	$108,060	indefinite

Trade names and other intangible assets:
Trade names	$75,841	$75,841	indefinite

Customer relationships	106,647	106,647	3-10
Developed technology	3,000	3,000	9-10
Non-compete agreement	1,668	1,668	2-5
Software license	590	—	2
Less: Accumulated amortization	(71,044)	(66,226)

Subtotal	40,861	45,089

Other intangible assets, net	$116,702	$120,930

Software License

In July 2017, we purchased an enterprise-wide software license relating to office productivity software. We estimated the then fair value of this software license to be $590 thousand, our purchase price. The software license is being amortized on a straight-line basis over its estimated useful life, which we have determined to be two years.

NOTE 8. LONG-TERM DEBT

	September 30, 2017	December 31, 2016
	(in thousands)
Term loan payable under the 2016 Credit Agreement	$243,975	$263,975
Other debt	529	—
Fees, costs and original issue discount	(13,037)	(16,102)

Long-term debt	231,467	247,873
Less current portion of long-term debt	(290)	—

Long-term debt, less current portion	$231,177	$247,873

2016 Credit Agreement

On February 16, 2016, we entered into a Credit Agreement (“2016 Credit Agreement”), among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in six years that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of September 30, 2017, there were $0.2 million of letters of credit outstanding and $39.8 million available on the revolver.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement on February 17, 2017, as described below, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 575 basis points in the case of LIBOR and 475 basis points in the case of the base rate. We will pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit agreement was 6.02% as of September 30, 2017, and was 5.75% at December 31, 2016.

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

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2016 Credit Agreement), and will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of September 30, 2017, no such test is required as we have not exceeded 20% of our revolving capacity. We believe that our total net leverage ratio during the third quarter of 2017 was in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of September 30, 2017, we were in compliance with all affirmative and restrictive covenants.

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

As of September 30, 2017, the face value of debt outstanding under the 2016 Credit Agreement was $244.0 million, and accrued interest was $0.4 million. During the third quarter of 2017, we made voluntary prepayments of outstanding borrowings under the term-loan portion of the 2016 Credit Agreement totaling $20.0 million, composed of a payment of $8.0 million made on September 29, 2017, and of $12.0 million made on July 7, 2017.

Other Debt

In July 2017, we entered into a two-year financing arrangement for the purchase of an enterprise-wide software license relating to office productivity software. This financing arrangement requires 24 monthly payments of $26 thousand each. We estimated the value of this financing arrangement to be $590 thousand, using an imputed annual interest rate of 6.00%, which approximates our borrowing rate under the 2016 Credit Agreement, a Level 3 input. At September 30, 2017, there was $529 thousand outstanding under this financing arrangement.

The activity relating to third-party fees and costs, lender fees and discount for the three months ended September 30, 2017, are as follows. As a result of the voluntary prepayments of debt discussed above, we accelerated the amortization of lenders fees and discount relating to the term-loan portion of the 2016 Credit Agreement of $1.0 million, which is included in interest expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2017. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$16,102
Amortization expense through February 17, 2017	(359)

At time of repricing	15,743
Less: Amortization expense after repricing	(1,726)
Less: Accelerated amortization relating to debt prepayments	(980)

At end of period	$13,037

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of September 30, 2017, is as follows:

(in thousands)	Total
Remainder of 2017	$670
2018	2,785
2019	2,966
2020	3,224
2021	3,011
2022	381

Total	$13,037

As a result of the voluntary prepayments totaling $20.0 million we made during the third quarter of 2017, we have no future scheduled repayments under the 2016 Credit Agreement until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including the financing arrangement described as other debt, as of September 30, 2017, are as follows (at face value):

(in thousands)
Remainder of 2017	$71
2018	295
2019	163
2020	—
2021	—
2022	243,975

Total	$244,504

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

NOTE 10. INCOME TAXES

Income tax expense was $3.0 million for the three months ended September 30, 2017, compared with $5.3 million for the three months ended October 1, 2016. Our effective tax rate for the three months ended September 30, 2017, was 32.2%, and was 32.8% for the three months ended October 1, 2016. Income tax expense was $9.1 million for the nine months ended September 30, 2017, compared with $10.3 million for the nine months ended October 1, 2016. Our effective tax rate for the nine months ended September 30, 2017, was 31.8%, and was 34.5% for the nine months ended October 1, 2016.

Income tax expense in the three and nine months ended September 30, 2017, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards treated as a discrete item of income tax upon our adoption of ASU 2016-09 effective on January 1, 2017, totaling $347 thousand and $1.1 million, respectively. Excluding this discrete item of income tax expense, the effective tax rates for the three and nine months ended September 30, 2017, would have been 36.0% and 35.8%, respectively.

The effective tax rates in all periods, excluding the effect of the discrete item discussed above in the 2017 periods, were lower than our combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction, partially offset by the 50% deductibility-disallowance of meals and entertainment expenses.

At September 30, 2017, an accrued federal income tax payable of $6.6 million was classified within accrued liabilities in the accompanying condensed consolidated balance sheet. At December 31, 2016, a federal income tax receivable of $2.6 million was classified within other current assets in the accompanying condensed consolidated balance sheet. During the three or nine months ended September 30, 2017, we did not make a payment of estimated federal income taxes, nor did we receive any refunds of federal income taxes. Pursuant to tax relief from the Internal Revenue Service relating to taxpayers in certain designated areas of Florida impacted by Hurricane Irma, which includes all counties in Florida in which we operate, the deadline for remitting our required 2017 third quarter estimated payment for corporate income taxes, as well as the deadline for filing our 2016 fiscal year corporate income tax return, has been extended to January 31, 2018.

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

During the three months ended September 30, 2017, or October 1, 2016, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts and notes receivable, and accounts payable, and accrued liabilities whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include long-term debt. The fair value of our long-term debt is based on debt with similar terms and characteristics and was approximately $248.5 million as of September 30, 2017, compared to a principal outstanding value of $244.0 million, and $264.6 million as of December 31, 2016, compared to a principal outstanding value of $264.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions.

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

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the matters set forth in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,”“believe,” “expect,” “forecast,” “guidance,” “intend,” “could,” “project,” “estimate,” “anticipate,” “should,” and similar terminology. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause our actual results to differ materially from those set forth in the forward looking statements. Those risks and uncertainties that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•	Changes in new home starts and home remodeling trends

•	The economy in the U.S. generally or in Florida, where the substantial portion of our sales are generated

•	Raw material prices, especially for aluminum, glass and vinyl

•	Transportation costs

•	Our level of indebtedness

•	Dependence on our impact-resistant product lines

•	Integration of acquisition(s), including our acquisition of WinDoor, Inc.

•	Product liability and warranty claims made against us

•	Federal, and state and local regulations, including changes to state and local building codes

•	Dependence on our limited number of manufacturing facilities

•	The continuing impact of Hurricane Irma on our sales and profitability

•	The risks and uncertainties discussed under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made and, except as may be required by law, we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances.

EXECUTIVE OVERVIEW

Sales and Operations

We recorded sales of $126.9 million, down 2.3 percent compared to the third quarter of 2016. Sales were $377.0 million for the nine-month period ended September 30, 2017, up 8.0 percent compared to the same period last year.

Our third quarter of 2017 started strong as sales in July and August were up over 5 percent compared to last year, which benefitted operational performance. During this period, we were regularly recording order weeks of between $10 and $11 million, and daily order volumes remained steady during the early part of September.

On September 10th, Hurricane Irma (Irma), a Category 4 storm with sustained 130-mph winds, made landfall in the Florida Keys, one of our primary markets. Impacts from this 400-mile-wide storm were felt over the entire state of Florida, which represents 90 percent of our consolidated sales.

As Irma advanced towards Florida, our daily order levels began to decrease, dropping by as much as 50 percent at times during the month as many customers in our key Florida markets suspended operations. Some of the most severely impacted areas were in our most important markets in southeast and southwest Florida, which represents approximately 70 percent of our sales. When Irma arrived, we were forced to cease operations for a period of up to six days in certain locations, a period during which we did not ship or produce any products.

We estimate that Irma caused a negative sales impact of approximately $13 million to our 2017 third quarter. Irma also caused an added $1.1 million in operating costs, which included $345 thousand classified within cost of sales, and $746 thousand classified within selling, general and administrative expenses. We expect some portion of those sales to be recovered in the 2017 fourth quarter, with the remainder falling into 2018, as some of our customers are still working through their post-Irma recovery efforts. For the month of October 2017, sales finished up 5 percent compared to October 2016, which has driven solid operational performance.

Looking to the balance of 2017, we are making meaningful advertising investments to capture opportunities for growth we expect to see in 2018 and beyond from the heighten awareness of our impact-resistant products following this active hurricane season. We are also looking forward to the opportunity we have to sharpen our focus on window and door manufacturing, having partnered with Cardinal for them to supply us with high-quality door glass. Our recently announced agreement for the sale of glass manufacturing assets to Cardinal, and the related 7-year PGT- branded door glass supply agreement for Cardinal to provide us with PGT-branded door glass will benefit both parties. The $28 million in cash proceeds we expect to receive from the sales of these assets provides us with an added ability to continue to pay down debt, and further strengthen our already strong balance sheet.

For the full year 2017, the Company expects to finish within the previous guidance range for consolidated sales of $490 to $500 million.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of comprehensive income as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	September 30,		October 1,
	2017		2016
	(unaudited)
Net sales	$126,876	100.0%	$129,807	100.0%
Cost of sales	87,128	68.7%	88,721	68.3%

Gross profit	39,748	31.3%	41,086	31.7%
Selling, general and administrative expenses	24,950	19.7%	22,533	17.4%
Fair value adjustment to contingent consideration	—	—	(3,000)	(2.3)%

Income from operations	14,798	11.7%	21,553	16.6%
Interest expense, net	5,514	4.3%	5,495	4.2%

Income before income taxes	9,284	7.3%	16,058	12.4%
Income tax expense	2,992	2.4%	5,262	4.1%

Net income	$6,292	5.0%	$10,796	8.3%

	Nine Months Ended
	September 30,		October 1,
	2017		2016
	(unaudited)
Net sales	$376,981	100.0%	$349,046	100.0%
Cost of sales	260,941	69.2%	240,507	68.9%

Gross profit	116,040	30.8%	108,539	31.1%
Selling, general and administrative expenses	72,385	19.2%	63,209	18.1%
Fair value adjustment to contingent consideration	—	—	(3,000)	(0.9)%

Income from operations	43,655	11.6%	48,330	13.8%
Interest expense, net	14,992	4.0%	14,935	4.3%
Debt extinguishment costs	—	—	3,431	1.0%

Income before income taxes	28,663	7.6%	29,964	8.6%
Income tax expense	9,117	2.4%	10,339	3.0%

Net income	$19,546	5.2%	$19,625	5.6%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND OCTOBER 1, 2016

The following table represents total sales by product category for the three months ended September 30, 2017, and October 1, 2016 (in millions):

	Three Months Ended
	September 30, 2017		October 1, 2016
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant windows and door products	$108.8	85.7%	$110.2	84.9%	(1.3)%
Non-Impact window and door products	18.1	14.3%	19.6	15.1%	(7.7)%

Total net sales	$126.9	100.0%	$129.8	100.0%	(2.3)%

Total net sales during the third quarter of 2017 were $126.9 million, a decrease of $2.9 million, or 2.3%, from $129.8 million in total net sales for the third quarter of 2016. Our primary market is the State of Florida, from which we derive approximately 90% of our sales. On September 10, 2017, Hurricane Irma made landfall in the Florida Keys and moved north over the entire state, affecting all areas of Florida. Irma caused disruption to our ability to manufacture and distribute our products, and required us to shut-down and cease operations for a period of up to six days at certain of our locations. Irma also affected our customers’ ability to accept deliveries of our products. We estimate that lost sales directly attributable to the disruption caused by Irma for the three months ended September 30, 2017, totaled approximately $13 million.

Net sales of impact-resistant window and door products were $108.8 million for the third quarter of 2017, a decrease of $1.4 million, or 1.3%, from $110.2 million in net sales for the third quarter of 2016. Included in sales of our impact-resistant window and door products were $77.2 million of aluminum impact sales, a decrease of $4.3 million, or 5.3%, and $31.6 million of vinyl impact sales, an increase of $2.9 million, or 10.2%.

Net sales of non-impact window and door products were $18.1 million for the third quarter of 2017, a decrease of $1.5 million, or 7.7%, from $19.6 million in net sales for the third quarter of 2016.

Gross profit and gross margin

Gross profit was $39.7 million in the third quarter of 2017, a decrease of $1.3 million, or 3.3%, from $41.1 million in the third quarter of 2016. The gross margin percentage was 31.3% in the third quarter of 2017, compared to 31.7% in the prior year third quarter, a decrease of 0.4%. Adjusting for costs relating to Hurricane Irma, and transition costs associated with WinDoor leadership and the glass supply-chain, which combined totaled $1.0 million in the 2017 three-month period, and product line termination costs totaling $0.8 million in the 2016 three-month period, the gross margin percentage was 32.1% in the third quarter of 2017, compared to 32.3% in the prior year third quarter, a decrease of 0.2%. Improvements in scrap rates and efficiencies, which benefitted gross margin by 0.5% during the third quarter of 2017, and a price increase, which benefitted gross margin by 0.7%, were more than offset by decreases of 0.6% due to the impact of higher depreciation on higher capital spending in recent years, 0.7% due to higher aluminum prices compared to last year’s third quarter, and 0.1% due to the combined effects of lower sales volume and mix of sales.

Selling, general and administrative expenses

Selling, general and administrative expenses were $25.0 million in the third quarter of 2017, an increase of approximately $2.4 million, or 10.7%, from $22.5 million in the third quarter of 2016. As a percentage of sales, these costs increased to 19.7%, an increase of 2.3%, from 17.4% from the third quarter of 2016. Selling, general and administrative expenses increased in the third quarter of 2017, compared to the third quarter of last year, due to higher distribution costs due to disruptions caused by Irma. Selling, general and administrative expenses during the three months ended September 30, 2017, also increased due to our community outreach activities which we undertook to assist those affected by Irma locally.

We record warranty costs as a selling expense within selling, general and administrative expenses. During the three months ended September 30, 2017, we recorded warranty expense at a rate of 2.04% of sales, which decreased when compared to the rate in the second quarter of 2017 of 2.22%. During the three months ended October 1, 2016, we recorded warranty expense at a rate of 2.21% of sales. We believe the decrease in warranty expense as a percentage of sales was the result of our workforce becoming more seasoned through experience and training. We expect that, as our team members continue to gain in experience, and are exposed to improved training initiatives we have implemented, combined with the use of our new thermal plastic spacer system, an innovative technology for the production of insulated glass, warranty expense, as a percentage of sales, will further decline.

Fair Value Adjustment of Contingent Consideration

The stock purchase agreement for the acquisition of WinDoor provided for the potential for an earn-out contingency payment to sellers had WinDoor achieved a certain level of sales in the calendar year ended December 31, 2016. The potential undiscounted amount of all future payments that could be required to be paid under the contingent earn-out consideration arrangement was between $0 and $3.0 million. We had recorded an earn-out contingency liability of $3.0 million on the closing date, which represented its then estimated fair value using undiscounted cash flows, based on probability adjusted level of revenues with a range whose minimum was $51.0 million. Based on revised estimates using actual sales through the end of the 2016 third quarter, we concluded the probability was remote that WinDoor’s actual sales for 2016 would reach the $46.0 million minimum level required for the minimum payment of $2.7 million possible under the earn-out contingency arrangement and, therefore, determined that the entire initial estimated fair value of $3.0 million should be reversed.

Interest expense, net

Interest expense was $5.5 million in the third quarter of 2017, representing no change from $5.5 million in the third quarter of 2016. Interest expense decreased due to a decrease in the average level of outstanding debt during the third quarter of 2017, compared to the third quarter of 2016, as the result of a total of $20 million in voluntary prepayments made during the third quarter of 2017, offset by an increase in interest expense due to accelerated amortization of lenders fees and discount of $1.0 million, which is included in interest expense in the accompanying condensed consolidated comprehensive income for the three months ended September 30, 2017.

As a result of recent increases in LIBOR, the weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement was 6.02% as of September 30, 2017.

Income tax expense

Our income tax expense was $3.0 million for the third quarter of 2017, compared with $5.3 million for the third quarter of 2016. Our effective tax rate for the third quarter of 2017 was 32.2%, and was 32.8% for the third quarter of 2016. Income tax expense in the third quarter of 2017 is net of excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards treated as discrete items of income tax upon our adoption of ASU 2016-09 effective on January 1, 2017, totaling $347 thousand. Excluding this discrete item of income tax expense, the effective tax rate for the third quarter of 2017 would have been 36.0%.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND OCTOBER 1, 2016

The following table represents total sales by product category for the nine months ended September 30, 2017, and October 1, 2016 (in millions):

	Nine Months Ended
	September 30, 2017		October 1, 2016
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant window and door products	$320.2	84.9%	$291.1	83.4%	10.0%
Non-impact window and door products	56.8	15.1%	57.9	16.6%	(2.0)%

Total net sales	$377.0	100.0%	$349.0	100.0%	8.0%

Total net sales during the first nine months of 2017 were $377.0 million, an increase of over $27.9 million, or 8.0%, from $349.0 million in total net sales for the first nine months of 2016. Our primary market is the State of Florida, from which we derive approximately 90% of our sales. On September 10, 2017, Hurricane Irma made landfall in the Florida Keys and moved north over the entire state, affecting all areas of Florida. Irma caused disruption to our ability to manufacture and distribute our products, and required us to shut-down and cease operations for a period of up to six days at certain of our locations. Irma also affected our customers’ ability to accept deliveries of our products. We estimate that lost sales directly attributable to the disruptions caused by Irma for the three months ended, and therefore the nine months ended, September 30, 2017, totaled approximately $13 million.

Net sales of impact-resistant window and door products were $320.2 million for the first nine months of 2017, an increase of $29.1 million, or 10.0%, from $291.1 million in net sales for the first nine months of 2016. Included in sales of our impact-resistant window and door products were $227.3 million of aluminum impact sales, an increase of $13.6 million, or 6.4%, and $93.0 million of vinyl impact sales, an increase of $15.5 million, or 20.0%.

Net sales of non-impact window and door products were $56.8 million for the first nine months of 2017, an decrease of $1.1 million, or 2.0%, from $57.9 million in net sales for the first nine months of 2016.

Gross profit and gross margin

Gross profit was $116.0 million in the first nine months of 2017, an increase of $7.5 million, or 6.9%, from $108.5 million in the first nine months of 2016. The gross margin percentage was 30.8% in the first nine months of 2017, compared to 31.1% in the prior year first nine months, a decrease of 0.3%. Adjusting for costs relating to Hurricane Irma, transition costs associated with WinDoor leadership and the glass supply-chain, and costs relating to the start-up of our Thermal Plastic Spacer system line totaling $1.5 million in the 2017 nine-month period, and product line termination costs totaling $0.8 million in the 2016 nine-month period, the gross margin percentage was 31.2% in the first nine-months of 2017, compared to 31.3% in the prior year first nine-months, a decrease of 0.1%. Gross margin in the first nine months of 2017 was negatively impacted by higher material costs, primarily related to aluminum costs, which lowered gross margin by 0.7%, and by higher depreciation on higher capital spending in recent years, which lowered gross margin by 0.6%. These decreases were partially offset by a benefit of 0.4% from improvements in scrap rates and efficiencies, a benefit of 0.5% from an improved mix of sales, to higher margin products in our repair and modeling markets, and a benefit of 0.3% due to a price increase.

Selling, general and administrative expenses

Selling, general and administrative expenses were $72.4 million in the first nine months of 2017, an increase of $9.2 million, or 14.5%, from $63.2 million in the first nine months of 2016. As a percentage of sales, these costs increased to 19.2%, an increase of 1.1%, from 18.1% from the first nine months of 2016. The increase in selling, general and administrative expenses was primarily related to $3.1 million in higher accrued incentive costs as a result of the improved performance, $0.7 million of costs related to management reorganization actions, $0.9 million of costs from our attendance at and participation in the National Association of Home Builders’ International Builders Show in Orlando, Florida in January 2017, higher distribution costs on the higher level of sales, and added delivery costs due to disruptions caused by Irma, and $0.7 million in higher costs directly related to Irma. Selling, general and administrative expenses during the nine months ended September 30, 2017, also increased due to our community outreach activities which we undertook to assist those affected by Irma locally.

We record warranty costs as a selling expense within selling, general and administrative expenses. During the three months ended September 30, 2017, we recorded warranty expense at a rate of 2.04% of sales, resulting in a rate of 2.30% of sales for the nine months ended September 30, 2017. During the nine months ended October 1, 2016, we recorded warranty expense at a rate of 2.32% of sales. We believe the decrease in warranty expense as a percentage of sales was the result of our workforce becoming more seasoned through experience and training. We expect that, as our team members continue to gain in experience, and are exposed to improved training initiatives we have implemented, combined with the use of our new thermal plastic spacer system, an innovative technology for the production of insulated glass, warranty expense, as a percentage of sales, will further decline.

Fair Value Adjustment of Contingent Consideration

The stock purchase agreement for the acquisition of WinDoor provided for the potential for an earn-out contingency payment to sellers had WinDoor achieved a certain level of sales in the calendar year ended December 31, 2016. The potential undiscounted amount of all future payments that could be required to be paid under the contingent earn-out consideration arrangement was between $0 and $3.0 million. We had recorded an earn-out contingency liability of $3.0 million on the closing date, which represented its then estimated fair value using undiscounted cash flows, based on probability adjusted level of revenues with a range whose minimum was $51.0 million. Based on revised estimates using actual sales through the end of the 2016 third quarter, we concluded the probability was remote that WinDoor’s actual sales for 2016 would reach the $46.0 million minimum level required for the minimum payment of $2.7 million possible under the earn-out contingency arrangement and, therefore, determined that the entire initial estimated fair value of $3.0 million should be reversed.

Interest expense, net

Interest expense was $15.0 million in the first nine months of 2017, an increase of $0.1 million, from $14.9 million in the first nine months of 2016. During 2016, concurrent with the acquisition of WinDoor in the middle of the first quarter of 2016, we refinanced our then existing credit agreement into the 2016 Credit Agreement, a $270 million senior secured credit facility, which increased our outstanding debt balance to $270 million, up from $197.5 million at the time of the refinancing. The increase in interest expense was due primarily to the increase in outstanding debt under the new credit facility and resulting increase in average outstanding debt balance during the first nine months of 2017, compared to the first nine months of 2016, but was partially offset by a decrease in the average level of outstanding debt as the result of a total of $20 million in voluntary prepayments made during the third quarter of 2017. Interest expense in the first nine months of 2017 also benefitted from the February 17, 2017 repricing of the 2016 Credit Agreement, which resulted in a one-percentage point reduction in the interest rate under the term loan portion of the facility. This benefit was offset by the accelerated amortization of lenders fees and discount of $1.0 million relating to the third quarter 2017 voluntary prepayments of term loan borrowings, which is included in interest expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2017.

As a result of recent increases in LIBOR, the weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement was 6.02% as of September 30, 2017.

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

Income tax expense

Our income tax expense was $9.1 million for the first nine months of 2017, compared with $10.3 million for the first nine months of 2016. Our effective tax rate for the first nine months of 2017 was 31.8%, and was 34.5% for the first nine months of 2016. Income tax expense in the first nine months of 2017 is net of excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards treated as discrete items of income tax upon our adoption of ASU 2016-09 effective on January 1, 2017, totaling $1.1 million. Excluding this discrete item of income tax expense, the effective tax rate for the first nine months of 2017 would have been 35.8%.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first nine months of 2017 was $34.7 million, compared to $33.2 million in the first nine months of 2016. The reduction in cash provided by operating activities for the first nine months of 2017, as compared to the first nine months of 2016, was due to the factors set forth in the table below.

Direct cash flows from operations for the first nine months of 2017 and 2016 are as follows:

	Direct Operating Cash Flows
	Nine Months Ended
(in millions)	September 30, 2017	October 1, 2016
Collections from customers	$373.4	$341.5
Other collections of cash	3.9	3.9
Disbursements to vendors	(230.2)	(208.2)
Personnel related disbursements	(99.1)	(93.9)
Income taxes refunded, net	—	1.3
Debt service payments	(13.3)	(11.4)

Cash from operations	$34.7	$33.2

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 42 days at September 30, 2017, compared to 36 days at October 1, 2016. Our DSO’s to begin the month of September 2017, were 36 days, but were negatively impacted by Irma, which caused disruptions to our customers’ invoice-payment activities, resulting in an increase in our accounts receivable balance as of September 30, 2017. DSO’s were also affected by certain larger customer projects for CGI and WinDoor, which have longer payment terms.

Inventory on hand as of September 30, 2017, was $39.1 million, compared to $30.5 million at December 31, 2016, an increase of $8.6 million. The increase in inventory was due to the seasonal inventory build-up due to the summer continuation of the repair and remodeling season, but also due to delivery disruptions caused by Irma, which affected our customers’ ability to accept deliveries of our products, which required us to return finished products to our warehouses until such time as our customers were able to accept deliveries.

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

Investing activities. Cash used in investing activities was $9.6 million for the first nine months of 2017, compared to cash used in investing activities of $114.6 million for the first nine months of 2016. We used $101.3 million of cash in the first nine months of 2016 to acquire businesses. Excluding cash used to acquire businesses, there was a decrease in cash used in investing activities due to a decrease in capital expenditures of $3.6 million, which went from $13.3 million in the first nine months of 2016, to $9.7 million in the first nine months of 2017.

Financing activities. Cash used in financing activities was $19.6 million in the first nine months of 2017, compared to cash provided by financing activities of $49.8 million in the first nine months of 2016, a decrease in cash provided of $69.4 million. We made repayments of long-term debt of $20.1 million in the first nine months of 2017, including a total of $20.0 million in voluntary prepayments of outstanding borrowing under the term loan facility of the 2016 Credit Agreement, compared to cash used for repayments of long-term debt in the first nine months of 2016 of $203.5 million. Cash used for payments of long-term debt of $203.5 million in the first nine months of 2016 was the result of the February 2016 refinancing and contemporaneous pay-down of $197.5 million of our then existing credit facility. Subsequent to the refinancing, $2.0 million had been repaid as scheduled debt repayments through the end of the third quarter of 2016. In addition, we made a voluntary prepayment of $4.0 million on September 30, 2016.

The February 2016 refinancing resulted in $261.0 million in net proceeds from the issuance of long-term debt. In addition, there were payments of financing costs of $7.2 million related to the refinancing. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $0.2 million in the first nine months of 2017, versus $0.1 million in the first nine months of 2016, an increase in cash used of $0.1 million. There was a decrease of $2.7 million in cash used to purchase treasury shares. Proceeds from the exercises of stock options were approximately equal in the first nine months of 2017, versus the first nine months of 2016. Also, there was a $1.6 million decrease relating to excess tax benefits due to our adoption of ASU 2016-09, which no longer requires excess tax benefits to be presented as a financing activity.

Capital Resources and Debt Covenant. On February 16, 2016, we entered into the 2016 Credit Agreement, among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in six years that will amortize on a basis of 1% annually during the six-year term, and a $40.0 million revolving credit facility maturing in five years that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets. As of September 30, 2017, there were $0.2 million of letters of credit outstanding and $39.8 million available on the revolver.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement on February 17, 2017, as described below, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 575 basis points in the case of LIBOR and 475 basis points in the case of the base rate. We pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement was 6.02% as of September 30, 2017, and was 5.75% at December 31, 2016.

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

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to EBITDA, each as defined in the 2016 Credit Agreement), and is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of September 30, 2017, no test is required as we have not exceeded 20% of our revolving capacity. During 2017, the maximum permitted total net leverage ratio as stated in the 2016 Credit agreement is 4.25:1. We believe that our total net leverage ratio during 2017 has been and will continue to be in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of September 30, 2017, we were in compliance with all affirmative and restrictive covenants.

As of September 30, 2017, the face value of debt outstanding under the 2016 Credit Agreement was $244.0 million, and accrued interest was $0.4 million. During the third quarter of 2017, we made voluntary prepayments of outstanding borrowings under the term-loan portion of the 2016 Credit Agreement totaling $20.0 million, composed of a payment of $8.0 million made on September 29, 2017, and of $12.0 million made on July 7, 2017.

The activity relating to third-party fees and costs, lender fees and discount for the three months ended September 30, 2017, are set forth in the table below. As a result of the voluntary prepayments of debt discussed above, we accelerated the amortization of lenders fees and discount relating to the term-loan portion of the 2016 Credit Agreement of $1.0 million, which is included in interest expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2017. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$16,102
Amortization expense through February 17, 2017	(359)

At time of repricing	15,743
Less: Amortization expense after repricing	(1,726)
Less: Accelerated amortization relating to debt prepayments	(980)

At end of period	$13,037

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of September 30, 2017, is as follows:

(in thousands)	Total
Remainder of 2017	$670
2018	2,785
2019	2,966
2020	3,224
2021	3,011
2022	381

Total	$13,037

As a result of the voluntary prepayments totaling $20.0 million we made during the third quarter of 2017, we have no future scheduled repayments under the 2016 Credit Agreement until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including the financing arrangement described as other debt, as of September 30, 2017, are as follows (at face value):

(in thousands)
Remainder of 2017	$71
2018	295
2019	163
2020	—
2021	—
2022	243,975

Total	$244,504

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first nine months of 2017, capital expenditures were $9.7 million, compared to $13.3 million for the first nine months of 2016. In 2017, we expect to spend approximately $12-$15 million on capital expenditures, primarily including machinery and equipment, and distribution equipment such as tractors and trailers.

Share Repurchase Program. On October 28, 2015, the Board of Directors authorized and approved a share repurchase program of up to $20 million. Repurchases are made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our 2016 Credit Agreement, and other relevant factors. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at the Company’s discretion, subject to the approval of its Board of Directors, and the program may be suspended, terminated or modified at any time for any reason. During the first nine months of 2017, we made no repurchases of our common stock under this program. In the future, we may make opportunistic repurchases of our common stock as we see fit, subject to the approval of our Board of Directors.

Sale of Door Glass Processing Assets. On September 22, 2017, we entered into an Asset Purchase Agreement (APA) with Cardinal LG Company (Cardinal) for the sale to Cardinal of certain manufacturing equipment we used in processing glass components for PGT-branded doors for a cash purchase price of $28 million. Contemporaneously with entering into the APA, we entered into a seven-year supply agreement (SA) with Cardinal for Cardinal to supply us with glass components for PGT-branded doors. The Company determined to sell these assets, whose net book value at September 30, 2017, was $5.6 million, and enter into the SA in order to allow us to heighten our focus in our core areas of window and door manufacturing and, at the same time, strengthen our supply chain for high-quality door glass from a supplier with whom we have been doing business for many years.

The APA provides for the transfer of the assets from the Company to Cardinal in two phases, with the first date being on or about November 1, 2017, and the second date being on or about March 1, 2018. Under the APA, the cash purchase price of $28 million is to be paid by Cardinal to the Company in three separate payments of $3 million at the time of the first transfer of the assets to Cardinal, $10 million on January 15, 2018, and $15 million at the time of the second transfer of assets to Cardinal.

The SA provides that the Company will purchase, and Cardinal will supply, all of the Company’s requirements for certain glass components used in PGT-branded doors through the end of 2024. The terms of the manufacture by Cardinal and purchase by the Company of such glass components as to purchase orders, forecasts of purchases, pricing, invoicing, delivery and payment terms and other terms, are all as described in the SA.

The Company has determined that, although the APA and SA are separate agreements, they were negotiated contemporaneously. Therefore, the Company has concluded that the $28 million of proceeds under the APA should be bifurcated between the sale of the door glass manufacturing assets, and payment for the Company’s commitment to buy glass components for PGT-branded doors from Cardinal under the SA, and that such bifurcation is predicated on the fair value of the door glass manufacturing assets being sold on or about the date of sale. The Company has engaged an independent machinery and equipment valuation specialist to provide a fair market value appraisal of the assets sold to Cardinal, which is currently in process. Accordingly, as the fair market value appraisal is not yet finalized, and there had been no exchanges of assets or cash under the APA as of September 30, 2017, and no purchases or sales of glass components for PGT-branded doors under the SA as of September 30, 2017, no amounts relating to either the APA or SA have been recognized in the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended December 31, 2016. There have been no changes to our critical accounting policies during the first nine months of 2017.

Recently Issued Accounting Pronouncements

In addition to the pronouncements issued during 2017, ASU 2016-02, “Leases”, and ASU 2014-09, “Revenue from Contracts with Customers”, presented below, see Note 3 to the consolidated financial statements included in our recently filed Annual Report on Form 10-K for the year ended December 31, 2016.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments under ASU 2017-12 refine and expand hedge accounting requirements for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 becomes effective for us in the first quarter of 2019. We are currently assessing the impact the adoption of this ASU will have on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gain and Losses from the Derecognition of Nonfinancial Assets.” ASU 2017-05 clarifies the scope of Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, and adds guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU 2014-09, provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. This update is effective at the same time as the amendments in ASU 2014-09, therefore, for our fiscal year beginning after December 15, 2017, and may apply them either under a full- or modified-retrospective basis. We do not expect the adoption of this guidance to have a significant effect on the Company’s consolidated financial statements.

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

ASU 2014-09 states that if any one of three defined criteria is met, it is likely that an entity will be required to recognize revenue over time, where previously the entity has recognized revenue at the point in time which possession of the goods or services pass to the customer. Pursuant to our preliminary assessment, we believe that, of these three criteria, the Company meets the criteria which states that revenue is recognized over time if an entity’s performance (i.e. creation of a good or service for the customer) does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to-date. ASU 2014-09 further states that, when evaluating whether or not the goods or services have an alternative use, an entity should consider the level of customization of the goods or services. A high level of customization is a strong indicator that the goods or services do not have an alternative use and, therefore, revenue would be recognized over time as an entity performs.

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

Based on this initial assessment, the Company believes that it will be required to change its method of recognizing revenue, to one of potentially recognizing revenue as products are manufactured, but no later than completion of the manufacturing process, from its current method of recognizing revenue upon delivery of the product to the customer. The Company is continuing to evaluate its manufacturing processes in order to assess at what point the products have no alternative use and the recognition of revenue should begin. However, because revenue will have been recognized on at least all products for which manufacturing has been completed, the Company believes that upon adoption of ASU 2014-09, inventories on its consolidated balance sheets will no longer include finished goods. The Company also believes that it will recognize revenue at an earlier point than prior to the adoption of ASU 2014-09, but that such effect may not materially affect its consolidated statements of operations post-adoption due to the fact that such effects will exist at both the beginning and end of fiscal periods after the initial transition.

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

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding as of the date of filing of this Quarterly Report on Form 10-Q, of $244.0 million, a 100 basis point increase in interest rate would result in approximately $2.4 million of additional interest costs annually.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities with respect to claims and lawsuits. We do not believe that the ultimate resolution of the matters pending or threatened against us at this time will have a material adverse impact on our financial position or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter.

Issuer Purchases of Equity

None during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1*	First Amendment to Supply Agreement, dated July 1, 2017, by and between PGT Industries, Inc. and ENERGI Fenestration Solutions USA, Inc., which amends that certain Supply Agreement, dated April 28, 2014, by and between PGT Industries, Inc. and Royal Group, Inc., which such Supply Agreement subsequently was assigned to ENERGI Fenestration Solutions USA, Inc., in connection with ENERGI Fenestration Solutions USA, Inc.’s purchase of the window and door division of Royal Group, Inc.

10.2	Supply Agreement dated as of September 22, 2017, by and between PGT Industries, Inc. and Cardinal LG Company (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 22, 2017, filed with the Securities and Exchange Commission on September 22, 2017, Registration No. 001-37971)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT INNOVATIONS, INC.
(Registrant)

Date: November 2, 2017	/s/ Bradley West
Bradley West
Senior Vice President and Chief Financial Officer