Form 10-Q
period 2018-03-31
PGT Innovations, Inc.
filed 2018-05-08
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Common Stock, $0.01 par value, outstanding was 49,976,644 shares, as of May 1, 2018.

PGT INNOVATIONS, INC.

Form 10-Q for the Three Months Ended March 31, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended
	March 31,	April 1,
	2018	2017
	(unaudited)
Net sales	$140,253	$112,721
Cost of sales	95,480	80,982

Gross profit	44,773	31,739
Selling, general and administrative expenses	28,657	22,785

Income from operations	16,116	8,954
Interest expense, net	4,043	4,910
Debt extinguishment costs	3,079	—

Income before income taxes	8,994	4,044
Income tax expense	1,654	1,045

Net income	$7,340	$2,999

Net income per common share:
Basic	$0.15	$0.06

Diluted	$0.14	$0.06

Weighted average shares outstanding:
Basic	49,858	49,263

Diluted	51,998	51,628

Comprehensive income	$7,278	$2,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$34,048	$34,029
Accounts receivable, net	66,434	60,308
Inventories	35,506	37,816
Contract assets, net	9,210	—
Prepaid expenses	3,551	2,490
Other current assets	11,025	9,873

Total current assets	159,774	144,516
Property, plant and equipment, net	88,193	84,133
Trade name and other intangible assets, net	113,384	115,043
Goodwill	108,060	108,060
Other assets, net	1,363	1,367

Total assets	$470,774	$453,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,610	$41,085
Current portion of long-term debt	299	294

Total current liabilities	39,909	41,379
Long-term debt, less current portion	214,609	212,679
Deferred income taxes	23,398	22,772
Other liabilities	8,317	964

Total liabilities	286,233	277,794

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 52,639 and 52,486 shares issued and 49,976 and 49,805 shares outstanding at March 31, 2018 and December 30, 2017, respectively	526	525
Additional paid-in-capital	252,329	252,275
Accumulated other comprehensive loss	(62)	—
Accumulated deficit	(55,493)	(64,716)

Shareholders’ equity	197,300	188,084
Less: Treasury stock at cost	(12,759)	(12,759)

Total shareholders’ equity	184,541	175,325

Total liabilities and shareholders’ equity	$470,774	$453,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,	April 1,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net income	$7,340	$2,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,961	3,024
Amortization	1,659	1,573
Provision for allowance for doubtful accounts	416	18
Stock-based compensation	514	458
Amortization of deferred financing costs and debt discount	615	691
Debt extinguishment costs	3,079	—
Gain on disposal of assets	(10)	(8)
Change in operating assets and liabilities:
Accounts receivable	(7,921)	(6,194)
Inventories	(3,332)	(3,356)
Contract assets, net, prepaid expenses, other current and other assets	(1,034)	(179)
Accounts payable, accrued and other liabilities	4,591	3,688

Net cash provided by operating activities	8,878	2,714

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,644)	(3,117)
Proceeds from disposals of assets	10	8

Net cash used in investing activities	(6,634)	(3,109)

Cash flows from financing activities:
Payments of long-term debt	(72)	—
Payments of financing costs	(1,687)	—
Taxes paid relating to shares withheld on employee equity awards	(637)	(181)
Proceeds from exercise of stock options	173	284
Proceeds from issuance of common stock under employee stock purchase plan	5	9
Other	(7)	(8)

Net cash (used in) provided by financing activities	(2,225)	104

Net increase (decrease) in cash and cash equivalents	19	(291)
Cash and cash equivalents at beginning of period	34,029	39,210

Cash and cash equivalents at end of period	$34,048	$38,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT Innovations, Inc. and its wholly-owned subsidiary, PGT Industries, Inc., and its wholly-owned subsidiaries CGI Window and Holdings, Inc. (“CGI”), which includes its wholly-owned subsidiary, CGI Commercial, Inc. (“CGIC”), and WinDoor, Incorporated (collectively, the “Company”), after elimination of intercompany accounts and transactions.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period is not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of the Company’s fiscal quarters ended March 31, 2018, and April 1, 2017, consisted of 13 weeks.

The condensed consolidated balance sheet as of December 30, 2017, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 30, 2017, and the unaudited condensed consolidated financial statements as of and for the period ended March 31, 2018, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 30, 2017, included in the Company’s most recent Annual Report on Form 10-K. Except for the adoption of the guidance relating to revenue from contracts with customers discussed below, the accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments under ASU 2017-12 refine and expand hedge accounting requirements for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 was effective for us in the first quarter of 2019, but we elected to early-adopt this guidance effective on December 31, 2017, the first day of our 2018 fiscal year. During the three months ended March 31, 2018, we entered into several aluminum forwards contracts which we have designated as cash flow hedges and are accounting for as derivative financial instruments to which we are applying the provisions of ASU 2017-12. For additional information, see Note 12.

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gain and Losses from the Derecognition of Nonfinancial Assets.” ASU 2017-05 clarifies the scope of Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets and adds guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU 2014-09, provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. We adopted this update effective on December 31, 2017, the first day of our 2018 fiscal year. The adoption of this guidance had no impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business.” ASU 2017-01 affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business. It also provides more consistency in applying the guidance, reduces the costs of application, and makes the definition of a business more operable. We adopted this update effective on December 31, 2017, the first day of our 2018 fiscal year. The adoption of this guidance had no impact on our financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. We adopted this update effective on December 31, 2017, the first day of our 2018 fiscal year. The adoption of this guidance had no impact on our statement of cash flows.

Recently Issued Accounting Pronouncements

In addition to the following discussion of the status of our adoption of ASU 2016-02, “Leases (Topic 842), see Note 3 to the consolidated financial statements included in our most recent Annual Report on Form 10-K for the year ended December 30, 2017, as filed with the Securities and Exchange Commission on March 14, 2018.

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

Adoption of ASU 2014-09, “Revenue from Contracts with Customers”

We adopted the new revenue recognition standard on December 31, 2017 (the first day of our 2018 fiscal year) using the modified retrospective adoption methodology, whereby the cumulative impact of all prior periods is recorded in retained earnings or other impacted balance sheet line items upon adoption. Under the modified retrospective adoption method, we elected to retroactively adjust, inclusive of all previous modifications, only those contracts that were considered open at the date of initial application. Refer to Note 2, “Revenue Recognition and Contracts with Customers” for further information along with our new accounting policies.

Upon adoption, we recognized a net decrease to the fiscal year 2018 opening balance of accumulated deficit of $1.9 million related to sales in excess of billings of $8.7 million, that would have been recognized as earned over time in our prior year ended December 30, 2017. The details of the adjustment to accumulated deficit upon adoption on December 31, 2017 (the first day or our 2018 fiscal year), as well as the effects on the consolidated balance sheet as of December 30, 2017, as if ASU 2014-09 had been adopted in our 2017 fiscal year are as follows:

	Cumulative
	Effect	Description of Effects on Line Item
Net sales	$8,704	Additional contract asset sales
Cost of sales	(5,642)	Cost of contract asset sales
SG&A expenses	(532)	Accruals for selling costs
Income tax expense	(647)	Estimated income tax effects

Net income	$1,883	Additional net income

	As Reported	New	Adjusted
	December 30,	Revenue	December 31,
	2017	Standard	2017	Description of Effects on Line Item
Inventories	$37,816	$(5,642)	$32,174	Inventory classified as cost of sales
Other current assets (1)	9,873	8,176	18,049	Contract asset on additional sales
Accounts payable and accrued liabilities (1)	41,085	4	41,089	Accruals for selling costs
Deferred income taxes	22,772	647	23,419	Estimated income tax effects
Accumulated deficit	(64,716)	1,883	(62,833)	Additional net income

(1) -	Adjustments to this line item are net of related contract liability of $528 thousand, previously classified as customer deposits.

The following tables reconcile the balances as presented as of and for the three months ended March 31, 2018 to the balances prior to the adjustments made to implement the new revenue recognition standard for the same period:

	Three Months Ended March 31, 2018
	As	Impact of	Previous
	Presented	ASU 2014-09	Standard
	(unaudited)
Net sales	$140,253	$(965)	$139,288
Cost of sales	95,480	(427)	95,053

Gross profit	44,773	(538)	44,235
Selling, general and administrative expenses	28,657	(85)	28,572

Income from operations	16,116	(453)	15,663
Interest expense, net	4,043	—	4,043
Debt extinguishment costs	3,079	—	3,079

Income before income taxes	8,994	(453)	8,541
Income tax expense	1,654	(117)	1,537

Net income	$7,340	$(336)	$7,004

Basic	$0.15	$(0.01)	$0.14

Diluted	$0.14	$(0.01)	$0.13

Comprehensive income	$7,278	$(336)	$6,942

	Three Months Ended March 31, 2018
	As Presented	Impact of ASU 2014-09	Previous Standard
	(unaudited)
Cash and cash equivalents	$34,048	$—	$34,048
Accounts receivable, net	66,434	—	66,434
Inventories	35,506	6,069	41,575
Contract assets, net	9,210	(9,210)	—
Prepaid expenses	3,551	—	3,551
Other current assets	11,025	117	11,142

Total current assets	159,774	(3,024)	156,750
Property, plant and equipment, net	88,193	—	88,193
Trade name and other intangible assets, net	113,384	—	113,384
Goodwill	108,060	—	108,060
Other assets, net	1,363	—	1,363

Total assets	$470,774	$(3,024)	$467,750

Accounts payable and accrued liabilities	$39,610	$(158)	$39,452
Current portion of long-term debt	299	—	299

Total current liabilities	39,909	(158)	39,751
Long-term debt, less current portion	214,609	—	214,609
Deferred income taxes	23,398	(647)	22,751
Other liabilities	8,317	—	8,317

Total liabilities	286,233	(805)	285,428

Total shareholders' equity	184,541	(2,219)	182,322

Total liabilities and shareholders' equity	$470,774	$(3,024)	$467,750

Amounts in the tables above presented under “Previous Standard” represent balances as-if ASU 2014-09 was not adopted, which primarily reflects that we would have finished goods and certain unused glass components classified in inventory, and no net contract assets on the condensed consolidated balance sheet as of March 31, 2018.

NOTE 2. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

New Revenue Recognition Accounting Policy

The Company is a manufacturer of fully-customized windows and doors, and manufactures products based on design specifications, measurements, colors, finishes, framing materials, glass-types, and other options selected by the customer at the point in time an order is received from the customer. The Company’s assessment is that all its finished goods and certain unused glass components have no alternative use, and that control of these products and components passes to the customer upon completion of the manufacturing of each or all of the products in an order, and upon our receipt of certain glass components from our supplier, but before delivery of the products to the customer or input of certain glass components to the manufacturing process. Additionally, the Company has an enforceable right to payment at the time an order is received and accepted at the agreed-upon sales prices contained in our agreements with our customers for all manufacturing efforts expended by the Company on behalf of its customers. Based on these factors, the Company recognizes revenue upon completion of the manufacturing process, and for certain unused glass components on hand, at the end of a reporting period.

Revenue on products for which the manufacturing process has been completed is based on the per-unit agreed-upon sales prices contained in our agreements with our customers, applied to each completed unit of unshipped finished product on hand at the end of the reporting period. Revenue on unused glass components on hand at the end of a reporting period is based on an allocation of the agreed-upon per-unit sales price contained in our agreements to which each glass component on hand relates, based on an estimate of the percentage of which the cost of the glass component is of the estimated total cost of the finished product.

Disaggregation of Revenue from Contracts with Customers

The following table provides information about our revenue differentiated based on product category (dollars in millions):

	Three Months Ended
	March 31, 2018
	Sales	% of sales
Product category:
Impact-resistant windows and door products	$120.5	85.9%
Non-Impact window and door products	19.8	14.1%

Total net sales	$140.3	100.0%

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process, control of which is deemed to have passed to the customer and which are deemed to have no alternative use, but for which the Company has an enforceable right to payment. Contract liabilities are customer deposits on orders related to contract assets.

The following table provides information about contract asset and liability balances as of March 31, 2018, and as of December 31, 2017, the first day of our 2018 fiscal year and the date of our adoption of ASU 2014-09 (in thousands):

			Contract
	Contract	Contract	Assets,
	Assets	Liabilities	Net
At March 31, 2018	$9,669	$(459)	$9,210
At December 31, 2017	8,704	(528)	8,176

Net increase	$965	$69	$1,034

Contract assets, net, of 9.2 million is classified within other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2018. Because we used the modified-retrospective method of adopting ASU 2014-09, the accompanying condensed consolidated balance sheet as of December 30, 2017 was not revised.

Policies Regarding Shipping and Handling Costs and Commissions on Contract Assets

The Company has made a policy election to continue to recognize shipping and handling costs as a fulfillment activity. Treating shipping and handling as a fulfillment activity requires estimated shipping and handling costs for undelivered products and certain glass components on which we have recognized revenue and created a contract asset, to be accrued to match this cost with the recognized revenue. This policy is unchanged from the Company’s policy for recognizing shipping and handling costs prior to the adoption of the new revenue guidance.

The newly adopted revenue guidance provides for a practical expedient which permits expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to employees. We continue to expense sales commissions paid to employees as sales are recognized, including sales from the creation of contract assets, as the expected amortization period is less than one year.

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

During the three months ended March 31, 2018, we recorded warranty expense at a rate of approximately 1.69% of sales, which decreased from the rate in the first quarter of 2017 of 2.70%. We believe the decrease in warranty expense as a percentage of sales was the result of our workforce becoming more seasoned through experience and training, as well as a change in our warranty profile on PGT-branded door glass components produced by Cardinal as part of the SA on which they provide the warranty coverage.

The following table summarizes: current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three months ended March 31, 2018, and April 1, 2017. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

	Beginning	Charged			End of
Accrued Warranty	of Period	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended March 31, 2018	$5,386	$2,366	$(110)	$(2,319)	$5,323
Three months ended April 1, 2017	$5,569	$3,043	$89	$(3,087)	$5,614

NOTE 4. INVENTORIES

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited finished goods inventory since all products are custom, made-to-order and usually ship upon completion. Finished goods inventory, prior to the adoption of ASU 2014-09, and work-in-progress costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inventories consisted of the following:

	March 31,	December 30,
	2018	2017
	(in thousands)
Raw materials	$32,808	$30,139
Work-in-progress	2,698	2,506
Finished goods	—	5,171

	$35,506	$37,816

NOTE 5. STOCK BASED-COMPENSATION

Exercises

For the three months ended March 31, 2018, there were 86,549 options exercised at a weighted average exercise price of $2.00 per share.

Issuance

On March 2, 2018, we granted 139,182 restricted stock awards to certain executives and non-executive employees of the Company. The restrictions on these stock awards lapse over time based solely on continued service. However, the quantity of restricted shares granted on half of these shares, or 69,591 shares, is fixed, whereas the quantity granted on the remaining half, or 69,591 shares, is subject to Company-specific performance criteria. The restricted stock awards have a fair value on date of grant of $18.40 per share based on the closing New York Stock Exchange market price of the common stock on the day prior to the day the awards were granted. Those restricted shares whose quantity is fixed vest in equal amounts over a three-year period on the first, second and third anniversary dates of the grant. Those restricted shares whose quantity is subject to Company performance criteria vest in equal amounts on the second and third anniversary dates of the grant.

The performance criteria, as defined in the share awards, provides for a graded awarding of shares based on the percentage by which the Company meets earnings before interest and taxes, as defined, in our 2018 business plan. The performance percentages, ranging from less than 80% to greater than 120%, provide for the awarding of shares ranging from no shares to 150% of the original number of shares.

Stock Compensation Expense

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $0.5 million for the three months ended March 31, 2018, and $0.5 million for the three months ended April 1, 2017. As of March 31, 2018, there was $3.7 million of total unrecognized compensation cost related primarily to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.9 years at March 31, 2018.

NOTE 6. NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Weighted average shares outstanding for the three months ended March 31, 2018, and for the three months ended April 1, 2017, excludes underlying options of 136 thousand and 20 thousand, respectively, because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended
	March 31,	April 1,
	2018	2017
	(in thousands, except per share amounts)
Net income	$7,340	$2,999

Weighted-average common shares - Basic	49,858	49,263
Add: Dilutive effect of stock compensation plans	2,140	2,365

Weighted-average common shares - Diluted	51,998	51,628

Net income per common share:
Basic	$0.15	$0.06

Diluted	$0.14	$0.06

NOTE 7. SALE OF ASSETS

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

The Company has determined that, although the APA and SA are separate agreements, they were negotiated contemporaneously. Therefore, the Company has concluded that the $28 million of proceeds under the APA should be bifurcated between the sale of the door glass manufacturing assets, and as payment received from a vendor for the Company’s agreement to buy glass components for PGT-branded doors from Cardinal under the SA. The bifurcation of the proceeds in excess of the stand-alone selling price of the assets acquired would be allocated to the SA and recognized as a reduction of cost of sales as glass components are purchased by PGTI. Based on the established stand-alone selling price of the assets sold, as determined by an independent appraisal, approximately $7.7 million was allocated to the sale of the assets, with the remaining $20.3 million representing consideration received from Cardinal related to the agreement to buy door glass components for PGT-branded doors from Cardinal. This consideration is being amortized over the 7-year term of the SA.

At the time we ceased using these assets in production, at which time they became available for immediate sale, their net book value was $4.7 million, and they were reclassified from property, plant and equipment, to assets held for sale within other current assets.

The APA provided for the transfer of the assets from the Company to Cardinal in two phases, with the first date in 2017, and the second date in 2018, on dates which the Company and Cardinal agree to use. Under the APA, the cash purchase price of $28 million was to be paid by Cardinal to the Company in three separate payments of $3 million on or about the time of the first transfer of the assets to Cardinal, $10 million on or about January 15, 2018, and $15 million at or about the time of the second transfer of assets to Cardinal.

Cardinal paid us $3.0 million in cash on November 1, 2017, and paid us $10.0 million in cash on January 16, 2018, pursuant to the APA. On December 15, 2017, machinery and equipment classified as assets held for sale with net book value of $1.5 million, and fair value of $1.9 million was transferred to Cardinal and their equipment rigger, and we recognized a gain on disposal for the difference. The remaining machinery and equipment to be transferred to Cardinal in 2018, which has a net book value of $3.2 million and fair value of $5.8 million, is classified within other current assets in the accompanying condensed consolidated balance sheets at March 31, 2018, and December 30, 2017.

The SA provides that the Company will purchase, and Cardinal will supply, all the Company’s requirements for certain glass components used in PGT-branded doors through the end of 2024. The terms of the manufacture by Cardinal and purchase by the Company of such glass components as to purchase orders, forecasts of purchases, pricing, invoicing, delivery and payment terms and other terms, are all as described in the SA. Early in the fourth quarter of 2017, we began purchasing and receiving glass components from Cardinal under the SA. At that time, we began amortizing the advance consideration received from Cardinal initially allocated to the SA and continued to amortize such advance consideration during the three months ended March 31, 2018, recognizing $701 thousand of such gain amortization, classified as a reduction to cost of sales in the accompanying condensed consolidated statement of comprehensive income for the three months ended March 31, 2018.

NOTE 8. GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

Goodwill, trade names, and other intangible assets, net, are as follows:

			Initial
	March 31,	December 30,	Useful Life
	2018	2017	(in years)
	(in thousands)
Goodwill	$108,060	$108,060	indefinite

Trade names and other intangible assets:
Trade names	$75,841	$75,841	indefinite

Customer relationships	106,647	106,647	3-10
Developed technology	3,000	3,000	9-10
Non-compete agreement	1,668	1,668	2-5
Software license	590	590	2
Less: Accumulated amortization	(74,362)	(72,703)

Subtotal	37,543	39,202

Other intangible assets, net	$113,384	$115,043

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2018	$4,976
2019	6,430
2020	6,278
2021	5,974
2022	5,116
Thereafter	8,769

Total	$37,543

NOTE 9. LONG-TERM DEBT

	March 31,	December 30,
	2018	2017
	(in thousands)
Term loan payable under the 2016 Credit Agreement	$223,975	$223,975
Other debt	386	458
Fees, costs and original issue discount	(9,453)	(11,460)

Long-term debt	214,908	212,973
Less current portion of long-term debt	(299)	(294)

Long-term debt, less current portion	$214,609	$212,679

2016 Credit Agreement

On February 16, 2016, we entered into a Credit Agreement (“2016 Credit Agreement”), among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in February 2022 that amortizes on a basis of 1% annually during its six-year term, and a $40.0 million revolving credit facility maturing in February 2021 that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets.

On March 16, 2018, we entered into an amendment to our 2016 Credit Agreement (“Second Amendment”). The Second Amendment, among other things, decreases the applicable interest rate margins for the Initial Term Loans (as defined in the Credit Agreement) from (i) 3.75% to 2.50%, in the case of the Base Rate Loans (as defined in the Credit Agreement), and (ii) 4.75% to 3.50%, in the case of the Eurodollar Loans (as defined in the Credit Agreement). In addition to these changes, in the Second Amendment, SunTrust Bank replaced Deutsche Bank AG New York Branch as Administrative Agent and Collateral Agent of the 2016 Credit Agreement. In February 17, 2017, we entered into the first amendment to our 2016 Credit Agreement, which also resulted in decreases in the applicable margins, but which did not include any changes in lender positions.

In connection with the Second Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement, which resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders, which totaled $3.1 million classified as debt extinguishment costs in the accompanying condensed consolidated statement of comprehensive income for the three months ended March 31, 2018.

Effective on February 17, 2017, we repriced and amended our 2016 Credit Agreement for the first time. As there were no changes in lender positions, this action did not result in any modifications or extinguishments of debt. Therefore, there was no charge for debt extinguishment costs in the three months ended April 1, 2017.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit agreement was 5.41% as of March 31, 2018, and was 5.75% at December 30, 2017.

We also pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit. As of March 31, 2018, there were $2.5 million of letters of credit outstanding and $37.5 million available under the revolver. The letters of credit outstanding at March 31, 2018, include a total of $1.4 million of letters of credit issued by Deutsche Bank, or issued to Deutsche Bank by SunTrust Bank as a back-stop, that are expected to be released once all outstanding letters of credit issued by Deutsche Bank during its time as lead-lender have been returned.

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2016 Credit Agreement). That covenant will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of March 31, 2018, no such test is required as we have not exceeded 20% of our revolving capacity. We believe that our total net leverage ratio during the first quarter of 2018 was in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of March 31, 2018, we were in compliance with all affirmative and restrictive covenants.

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

As of March 31, 2018, the face value of debt outstanding under the 2016 Credit Agreement was $224.0 million, and accrued interest was $0.1 million.

The activity relating to third-party fees and costs, lender fees and discount for the three months ended March 31, 2018, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$11,460
Amortization expense through March 16, 2018	(520)

At time of refinancing	10,940
Add: Second amendment refinancing costs	1,687
Less: Debt extinguishment costs	(3,079)
Less: Amortization expense after refinancing	(95)

At end of period	$9,453

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of March 31, 2018, is as follows:

(in thousands)	Total
Remainder of 2018	$1,698
2019	2,382
2020	2,579
2021	2,480
2022	314

Total	$9,453

As a result of voluntary prepayments totaling $44.0 million we made since the inception of the 2016 Credit Agreement on February 16, 2016, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including the financing arrangement described as other debt, as of March 31, 2018, are as follows (at face value):

(in thousands)
Remainder of 2018	$222
2019	164
2020	—
2021	—
2022	223,975

Total	$224,361

Other Debt

In July 2017, we entered into a two-year financing arrangement for the purchase of an enterprise-wide software license relating to office productivity software. This financing arrangement requires 24 monthly payments of $26 thousand each. We estimated the value of this financing arrangement to be $590 thousand, using an imputed annual interest rate of 6.00%, which approximates our borrowing rate under the 2016 Credit Agreement, a Level 3 input. At March 31, 2018, there was $386 thousand outstanding under this financing arrangement.

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

NOTE 11. INCOME TAXES

Income tax expense was $1.7 million for the three months ended March 31, 2018, compared with $1.0 million for the three months ended April 1, 2017. Our effective tax rate for the three months ended March 31, 2018, was 18.4%, and was 25.8% for the three months ended April 1, 2017.

Income tax expense in the three months ended March 31, 2018, and April 1, 2017, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $613 thousand and $388 thousand, respectively. Excluding this discrete item of income tax expense, the effective tax rates for the three months ended March 31, 2018, and April 1, 2017, would have been 25.2% and 35.4%, respectively.

In 2017, the effective tax rate, excluding the effect of the discrete item discussed above, was lower than our then combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction. As a result of the Tax Cuts and Jobs Act, enacted effective on December 22, 2017, the section 199 domestic manufacturing deduction was repealed. As such, our effective tax rate approximates our current combined statutory federal and state rate of 25.6%.

At March 31, 2018, a federal income tax receivable of $1.5 million was classified within other current assets, and an accrued state income tax payable of $0.6 million was classified within accrued liabilities in the accompanying condensed consolidated balance sheet. At December 30, 2017, accrued federal and state income taxes payable of $6.5 million was classified within accrued liabilities in the accompanying condensed consolidated balance sheet. The Internal Revenue Service provided tax relief relating to taxpayers in certain designated areas of Florida impacted by Hurricane Irma, which included all counties in Florida in which we operate. As a result, the deadline for remitting our required 2017 third quarter estimated payment for corporate income taxes, as well as the deadline for filing our 2016 fiscal year corporate income tax return, was extended to January 31, 2018. Therefore, in January 2018, we made an estimated Federal income tax payment of $9.0 million relating to the extended fourth quarter of 2017 estimated payment. During the three months ended April 1, 2017, we did not make any payments of estimated federal or state income taxes, nor did we receive any refunds of federal or state income taxes.

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

During the three months ended March 31, 2018, or April 1, 2017, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts and notes receivable, and accounts payable, and accrued liabilities whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include long-term debt. The fair value of our long-term debt is based on debt with similar terms and characteristics and was approximately $226.8 million as of March 31, 2018, compared to a principal outstanding value of $224.0 million, and $227.3 million as of December 30, 2017, compared to a principal outstanding value of $224.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions.

Items Measured at Fair Value on a Recurring Basis

The following are measured in the consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation:

Fair Value Measurements
Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts	$(83)	$—	$(83)	$—

	$(83)	$—	$(83)	$—

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

NOTE 13. DERIVATIVES

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

At March 31, 2018, the fair value of our aluminum forward contracts was in a net liability position of $83 thousand. We had three outstanding forward contracts for the purchase of 4.5 million pounds of aluminum through February 2019, at an average price of $0.94 per pound, which excludes the Midwest premium, with maturity dates of between three months and eleven months. We assessed the risk of non-performance of the Company to these contracts and recorded a de minimis adjustment to fair value as of March 31, 2018.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of March 31, 2018, that we expect will be reclassified to earnings within the next twelve months, will be immaterial.

The fair value of our aluminum hedges are classified in the accompanying consolidated balance sheets as follows (in thousands):

		Fair Value
Derivatives in an asset (liability) position		March 31,
designated as hedges under Subtopic 815-20:	Balance Sheet Location	2018
Derivative instruments:
Aluminum forward contracts	Other liabilities	$(83)

Total derivative instruments		$(83)

The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive losses, net of tax, was $83 thousand as of March 31, 2018. We had no outstanding derivative contracts as of December 30, 2017.

The impact of the offsetting derivative instruments is depicted below (in thousands):

Gross Amounts not Offset
	Gross		Net
	Amounts of	Gross	Amounts of		Cash
	Recognized	Amounts	Recognized	Financial	Collateral	Net
	(Liabilities)	Offset	(Liabilities)	Instruments	Pledged	Amount
As of March 31, 2018:
Aluminum forward contracts	$(83)	$—	$(83)	$—	$—	$(83)

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	March 31,	April 1,		March 31,	April 1,
	2018	2017		2018	2017
Aluminum contracts	$(83)	$—	Cost of sales	$—	$—

	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended
		March 31,	April 1,
		2018	2017
Aluminum contracts	Cost of sales	$—	$—

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three months ended March 31, 2018:

Aluminum
Three months ended March 31, 2018	Forward
(in thousands)	Contracts
Balance at December 30, 2017	$—

Other comprehensive loss	(83)
Tax effect	21

Net current-period other comprehensive loss	(62)

Balance at March 31, 2018	$(62)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 30, 2017, included in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2018. All amounts herein are unaudited.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the matters set forth in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “forecast,” “guidance,” “intend,” “could,” “project,” “estimate,” “anticipate,” “should,” and similar terminology. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause our actual results to differ materially from those set forth in the forward-looking statements. Those risks and uncertainties that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•	Changes in new home starts and home remodeling trends, especially in the state of Florida, where the substantial portion of our sales are generated

•	The economy in the U.S. generally or in Florida, where the substantial portion of our sales are generated

•	Raw material prices, especially for aluminum, glass and vinyl, including, without limitation, price increases due to the implementation of tariffs and other trade-related restrictions

•	our dependence on a limited number of suppliers for certain of our key materials

•	Transportation costs

•	Our level of indebtedness

•	Dependence on our impact-resistant product lines

•	Integration of acquisition(s), including our acquisition of WinDoor, Inc.

•	Product liability and warranty claims made against us

•	Federal, and state and local regulations, including changes to state and local building codes

•	Dependence on our limited number of manufacturing facilities

•	the continuing post-storm impact of Hurricane Irma on our customers and markets, demand for our products, and our financial and operational performance related thereto

•	risks associated with our information technology systems, including cybersecurity-related risks, such as unauthorized intrusions into our systems by “hackers” and theft of data and information from our systems, and,

•	The risks and uncertainties discussed under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made and, except as may be required by law, we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances.

EXECUTIVE OVERVIEW

Sales and Operations

We recorded sales of $140.3 million, up 24.4% compared to the first quarter of 2017. Our first quarter of 2018 saw strong top-line sales growth which we believe was driven by our continued investment in advertising and marketing, which leveraged the heightened awareness of the benefits of our impact-resistant products resulting from an active 2017 hurricane season. The increase in sales of $27.6 million in the first quarter of 2018 compared to the first quarter of 2017 was driven by our ability to gain share in the repair and remodeling market sector. Of our sales in the first quarter of 2018, 63% were into the repair and remodeling sector. Repair and remodeling sales increased 32% in the first quarter of 2018, compared to the same period last year.

Homeowners are preparing for what experts are forecasting to be another active hurricane season in 2018, and, we believe they are selecting our products at an increasing rate for their impact protection needs, and to comply with Florida’s building codes, which are the most stringent building codes for wind-borne protection in the country.

Our strong top-line results contributed to our solid operating performance in the first quarter of 2018 due to our increased ability to leverage fixed costs, which resulted in improved margins, as compared to last year’s first quarter. This leverage, combined with manufacturing and operating efficiencies we achieved delivered a nearly 4 percentage-point increase in gross margin in this year’s first quarter compared to last year. However, the inflationary headwinds we experienced in the second half of last year were still a factor during the first quarter of 2018, especially higher costs for aluminum. We acted to offset the unfavorable impact of higher costs, including announcing a price increase during the first quarter, the benefits of which we began to see in March 2018.

Aluminum prices have increased recently on sanction-driven global supply concerns, rising to levels in early April 2018 not seen since the record levels of 2011, before retreating somewhat through the end of the month. Including the Midwest premium, aluminum is now approximately $1.29 per pound. As of today, we are covered for approximately 60 percent of our estimated needs for the remainder of 2018, at an average delivered price of $1.10 per pound.

We delivered a 122% increase in income before taxes, and net income per diluted share of $0.14, compared to $0.06 per diluted share in the same period last year. We are pleased with these metrics, which confirm our ability to profitably leverage our growth.

During the first quarter of 2018, we amended our credit facility, which resulted in a 125 basis-point reduction in our interest rate margin, which we estimate should reduce our cash debt service costs by an aggregate of nearly $2.8 million over the next twelve months. We accomplished this refinancing at minimal cost to the company and recorded a non-cash charge of $3.1 million for the write-off of deferred financing costs. Including last year’s refinancing, we have lowered our interest margin by a total of 225 basis points in little more than one year, a reflection we believe of our strong financial position and ability to generate cash.

Looking to the balance of 2018, we remain confident in our core market of Florida and continue to expect to finish within the previous guidance range for consolidated sales of $550 million to $575 million for our 2018 fiscal year.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of comprehensive income as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,		April 1,
	2018		2017
	(unaudited)
Net sales	$140,253	100.0%	$112,721	100.0%
Cost of sales	95,480	68.1%	80,982	71.8%

Gross profit	44,773	31.9%	31,739	28.2%
Selling, general and administrative expenses	28,657	20.4%	22,785	20.2%

Income from operations	16,116	11.5%	8,954	7.9%
Interest expense, net	4,043	2.9%	4,910	4.4%
Debt extinguishment costs	3,079	2.2%	—	0.0%

Income before income taxes	8,994	6.4%	4,044	3.6%
Income tax expense	1,654	1.2%	1,045	0.9%

Net income	$7,340	5.2%	$2,999	2.7%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND APRIL 1, 2017

The following table represents total sales by product category for the three months ended March 31, 2018, and April 1, 2017 (in millions):

	Three Months Ended
	March 31, 2018		April 1, 2017
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant windows and door products	$120.5	85.9%	$94.4	83.7%	27.5%
Non-Impact window and door products	19.8	14.1%	18.3	16.3%	8.3%

Total net sales	$140.3	100.0%	$112.7	100.0%	24.4%

Total net sales during the first quarter of 2018 were $140.3 million, an increase of $27.6 million, or 24.4%, from $112.7 million in total net sales for the first quarter of 2017.

Net sales of impact-resistant window and door products were $120.5 million for the first quarter of 2018, an increase of $26.1 million, or 27.5%, from $94.4 million in net sales for the first quarter of 2017. Included in sales of our impact-resistant window and door products were $81.1 million of aluminum impact sales, an increase of $14.9 million, or 22.4%, and $39.4 million of vinyl impact sales, an increase of $11.2 million, or 39.6%.

Net sales of non-impact window and door products were $19.8 million for the first quarter of 2018, an increase of $1.5 million, or 8.3%.

Gross profit and gross margin

Gross profit was $44.8 million in the first quarter of 2018, an increase of $13.1 million, or 41.1%, from $31.7 million in the first quarter of 2017. The gross margin percentage was 31.9% in the first quarter of 2018, compared to 28.2% in the prior year first quarter, an increase of 3.7%. Adjusting for costs in the first quarter of 2018 relating to machinery and equipment relocations totaling $0.4 million, and costs in the first quarter of 2017 relating to the start-up of our Thermal Plastic Spacer system line totaling $0.5 million, our adjusted gross margin was 32.2% for the first quarter of 2018, and was 28.6% for the first quarter of 2017. Improvements in the first quarter of 2018, compared to last year’s first quarter, relating to price increases, which benefitted gross margin by 1.8%, higher contribution margins on the increased sales volume, which benefitted gross margin by 1.2%, a change in mix towards a higher portion of repair and remodeling sales, which benefitted gross margin by 1.1%, and in scrap rates and efficiencies, which benefitted gross margin by 1.0% during the first quarter of 2018, were partially offset by higher aluminum prices compared to last year’s first quarter, which decreased gross margin by 1.1%, and by inflationary effects on labor costs, which decreased gross margin by 0.7%. There were other improvements, which benefitted gross margin by 0.3%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $28.7 million in the first quarter of 2018, an increase of $5.9 million, or 25.8%, from $22.8 million in the first quarter of 2017. As a percentage of sales, these costs were 20.4%, an increase of 0.2%, from 20.2% from the first quarter of 2017. Selling, general and administrative expenses increased in the first quarter of 2018, compared to the first quarter of last year, due to higher selling and distribution costs of approximately $2.0 million relating to the increase in sales, due to higher personnel-related costs of approximately $1.8 million primarily relating to higher incentive compensation reflecting the improved performance in the first quarter of 2018 compared to last year, with the remainder primarily relating to our increased advertising and marketing initiatives.

We record warranty costs as a selling expense within selling, general and administrative expenses. During the three months ended March 31, 2018, we recorded warranty expense at a rate of 1.69% of sales, which decreased when compared to the rate in the first quarter of 2017 of 2.70%. We believe the decrease in warranty expense as a percentage of sales was the result of our workforce becoming more seasoned through experience and training, as well as a change in our warranty profile on PGT-branded door glass components produced by Cardinal as part of the SA on which they provide the warranty coverage.

Interest expense, net

Interest expense was $4.0 million in the first quarter of 2018, a decrease of $0.9 million, or 17.7%, from $4.9 million in the first quarter of 2017. Interest expense decreased due to a decrease in the average level of outstanding debt during the first quarter of 2018, compared to the first quarter of 2017, as the result of a total of $40 million in voluntary prepayments made during 2017.

The lower level of debt was partially offset by a higher weighted-average interest rate during the first quarter of 2018 compared to last year as a result of increases in LIBOR during 2017.

Debt extinguishment costs

Debt extinguishment costs were $3.1 million in the first quarter of 2018. These costs related to the write-off of deferred financing costs and debt discount in connection with second amendment of the 2016 Credit Agreement effective on March 16, 2018, which resulted in certain existing lenders reducing their positions in or exiting the facility. This resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders.

Effective on February 17, 2017, we repriced and amended our 2016 Credit Agreement for the first time. As there were no changes in lender positions, this action did not result in any modifications or extinguishments of debt. Therefore, there was no charge for debt extinguishment costs in the three months ended April 1, 2017.

Income tax expense

Our income tax expense was $1.7 million for the first quarter of 2018, compared with $1.0 million for the first quarter of 2017. Our effective tax rate for the three months ended March 31, 2018, was 18.4%, and was 25.8% for the three months ended April 1, 2017.

Income tax expense in the three months ended March 31, 2018, and April 1, 2017, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $613 thousand and $388 thousand, respectively. Excluding these discrete items of income tax expense, the effective tax rates for the three months ended March 31, 2018, and April 1, 2017, would have been 25.2% and 35.4%, respectively.

In 2017, the effective tax rate, excluding the effect of the discrete item discussed above, was lower than our then combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction. As a result of the Tax Cuts and Jobs Act, enacted effective on December 22, 2017, the section 199 domestic manufacturing deduction was repealed. As such, our effective tax rate approximates our current combined statutory federal and state rate of 25.6%.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first three months of 2018 was $8.9 million, compared to cash provided of $2.7 million in the first three months of 2017. The increase in cash provided by operating activities for the first three months of 2018, as compared to the first three months of 2017, of $6.2 million, was due to the factors set forth in the table below, but primarily driven by million in cash proceeds received on January 16, 2018 from Cardinal relating to the terms of the APA and SA.

Direct cash flows from operations for the first three months of 2018 and 2017 are as follows:

	Direct Operating Cash Flows
	Three Months Ended
	March 31,	April 1,
(in millions)	2018	2017
Collections from customers	$136.3	$110.8
Other collections of cash	1.6	1.2
Disbursements to vendors	(86.7)	(72.6)
Personnel related disbursements	(39.1)	(31.7)
Income taxes paid, net	(9.0)	—
Debt service payments	(4.3)	(5.0)
Cash proceeds received under Cardinal APA and SA	10.0	—
Other cash activity, net	0.1	—

Cash from operations	$8.9	$2.7

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 39 days at March 31, 2018, compared to 37 days at April 1, 2017. DSOs were affected by certain larger customer projects for CGI and WinDoor, which have longer payment terms.

Inventory on hand as of March 31, 2018, was $35.5 million, compared to $37.8 million at December 30, 2017, a decrease of $2.3 million. The decrease in inventory includes a decrease of $5.2 million relating to the adoption of ASU 2014-09, which resulted in our recognizing revenue and, therefore, cost of sales, on inventory that was previously considered to be finished goods. The remaining increase in inventory was due to our increase in sales for which we are carrying a higher level of raw materials.

We monitor and evaluate raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock. Because all of our products are made-to-order, we have only a small amount of work-in-process inventory. As a result of these factors, our inventories are not excessive, and we believe the value of such inventories will be realized through sales.

Investing activities. Cash used in investing activities was $6.6 million for the first three months of 2018, compared to cash used in investing activities of $3.1 million for the first three months of 2017. There was an increase in cash used in investing activities due to an increase in capital expenditures of $3.5 million, which went from $3.1 million in the first three months of 2017, to $6.6 million in the first three months of 2018. Proceeds from sales of assets in the first quarters of 2018 and 2017 were insignificant.

Financing activities. Cash used in financing activities was $2.2 million in the first three months of 2018, compared to cash provided by financing activities of $0.1 million in the first three months of 2017, an increase in cash used of $2.3 million. We made repayments of long-term debt of $0.1 million in the first three months of 2018. There were no repayments of long-term debt in the first three months of 2017.

There were payments of financing costs of $1.7 million related to the Second Amendment. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $0.6 million in the first three months of 2018, versus $0.2 million in the first three months of 2017, an increase in cash used of $0.4 million. Proceeds from the exercises of stock options were $0.2 million in the first three months of 2018, compared to $0.3 million in the first three months of 2017, a decrease in cash provided of $0.1 million.

At March 31, 2018, a federal income tax receivable of $1.5 million was classified within other current assets, and an accrued state income tax payable of $0.6 million was classified within accrued liabilities in the accompanying condensed consolidated balance sheet. At December 30, 2017, accrued federal and state income taxes payable of $6.5 million was classified within accrued liabilities in the accompanying condensed consolidated balance sheet. The Internal Revenue Service provided tax relief relating to taxpayers in certain designated areas of Florida impacted by Hurricane Irma, which included all counties in Florida in which we operate. As a result, the deadline for remitting our required 2017 third quarter estimated payment for corporate income taxes, as well as the deadline for filing our 2016 fiscal year corporate income tax return, was extended to January 31, 2018. Therefore, in January 2018, we made an estimated Federal income tax payment of $9.0 million relating to the extended fourth quarter of 2017 estimated payment, and in April 2018, we made a $1.6 million estimated state tax payment to Florida. During the three months ended April 1, 2017, we did not make any payments of estimated federal or state income taxes, nor did we receive any refunds of federal or state income taxes.

Capital Resources and Debt Covenant. On February 16, 2016, we entered into the 2016 Credit Agreement, among us, the lending institutions identified in the 2016 Credit Agreement, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in February 2022 that amortizes on a basis of 1% annually during its six-year term, and a $40.0 million revolving credit facility maturing in February 2021 that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement are secured by substantially all of our assets as well as our direct and indirect subsidiaries’ assets.

On March 16, 2018, we entered into an amendment of our 2016 Credit Agreement. The Second Amendment, among other things, decreases the applicable interest rate margins for the Initial Term Loans (as defined in the Credit Agreement) from (i) 3.75% to 2.50%, in the case of the Base Rate Loans (as defined in the Credit Agreement), and (ii) 4.75% to 3.50%, in the case of the Eurodollar Loans (as defined in the Credit Agreement). In addition to these changes, in the Second Amendment, SunTrust Bank replaced Deutsche Bank AG New York Branch as Administrative Agent and Collateral Agent of the 2016 Credit Agreement. In February 17, 2017, we entered into the first amendment to our 2016 Credit Agreement, which also resulted in decreases in the applicable margins, but which did not include any changes in lender positions.

In connection with the Second Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement, which resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders, which totaled $3.1 million classified as debt extinguishment costs in the accompanying condensed consolidated statement of comprehensive income for the three months ended March 31, 2018.

Effective on February 17, 2017, we repriced and amended our 2016 Credit Agreement for the first time. As there were no changes in lender positions, this action did not result in any modifications or extinguishments of debt. Therefore, there was no charge for debt extinguishment costs in the three months ended April 1, 2017.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit agreement was 5.41% as of March 31, 2018, and was 5.75% at December 30, 2017.

We also pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis-point facing fee per annum on the face amount of any outstanding letters of credit. As of March 31, 2018, there were $2.5 million of letters of credit outstanding and $37.5 million available under the revolver. The letters of credit outstanding at March 31, 2018, include a total of $1.4 million of letters of credit issued by Deutsche Bank, or issued to Deutsche Bank by SunTrust Bank as a back-stop, that are expected to be released once all outstanding letters of credit issued by Deutsche Bank during its time as lead-lender have been returned.

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to EBITDA, each as defined in the 2016 Credit Agreement). That covenant is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of March 31, 2018, no test is required as we have not exceeded 20% of our revolving capacity. During 2018, the maximum permitted total net leverage ratio as stated in the 2016 Credit Agreement is 4.25:1. We believe that our total net leverage ratio during the first quarter of 2018 has been and during the remainder of 2018 will continue to be in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of March 31, 2018, we were in compliance with all affirmative and restrictive covenants.

As of March 31, 2018, the face value of debt outstanding under the 2016 Credit Agreement was $224.0 million, and accrued interest was $0.1 million.

The activities relating to third-party fees and costs, lender fees and discount for the three months ended March 31, 2018, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$11,460
Amortization expense through March 16, 2018	(520)

At time of refinancing	10,940
Add: Second amendment refinancing costs	1,687
Less: Debt extinguishment costs	(3,079)
Less: Amortization expense after refinancing	(95)

At end of period	$9,453

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of March 31, 2018, is as follows:

(in thousands)	Total
Remainder of 2018	$1,698
2019	2,382
2020	2,579
2021	2,480
2022	314

Total	$9,453

As a result of voluntary prepayments totaling $44.0 million we made since the inception of the 2016 Credit Agreement on February 16, 2016, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including the financing arrangement described as other debt, as of March 31, 2018, are as follows (at face value):

(in thousands)
Remainder of 2018	$222
2019	164
2020	—
2021	—
2022	223,975

Total	$224,361

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first three months of 2018, capital expenditures were $6.6 million, compared to $3.1 million for the first three months of 2017. In 2018, we expect to spend approximately $18 to $20 million on capital expenditures, primarily including machinery and equipment, and distribution equipment such as tractors and trailers.

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

The Company has determined that, although the APA and SA are separate agreements, they were negotiated contemporaneously. Therefore, the Company has concluded that the $28 million of proceeds under the APA should be bifurcated between the sale of the door glass manufacturing assets, and as payment received from a vendor for the Company’s agreement to buy glass components for PGT-branded doors from Cardinal under the SA. The bifurcation of the proceeds in excess of the stand-alone selling price of the assets acquired would be allocated to the SA and recognized as a reduction of cost of sales as glass components are purchased by PGTI. Based on the established stand-alone selling price of the assets sold, as determined by an independent appraisal, approximately $7.7 million was allocated to the sale of the assets, with the remaining $20.3 million representing consideration received from Cardinal related to the agreement to buy door glass components for PGT-branded doors from Cardinal. This consideration is being amortized to income over the 7-year term of the SA.

At the time we ceased using these assets in production, at which time they became available for immediate sale, their net book value was $4.7 million, and they were reclassified from property, plant and equipment, to assets held for sale within other current assets.

The APA provided for the transfer of the assets from the Company to Cardinal in two phases, with the first date in 2017, and the second date in 2018, on dates which the Company and Cardinal agree to use. Under the APA, the cash purchase price of $28 million was to be paid by Cardinal to the Company in three separate payments of $3 million on or about the time of the first transfer of the assets to Cardinal, $10 million on or about January 15, 2018, and $15 million at or about the time of the second transfer of assets to Cardinal.

Cardinal paid us $3.0 million in cash on November 1, 2017, and paid us $10.0 million in cash on January 16, 2018, pursuant to the APA. On December 15, 2017, machinery and equipment classified as assets held for sale with net book value of $1.5 million, and fair value of $1.9 million was transferred to Cardinal and their equipment rigger, and we recognized a gain on disposal for the difference. The remaining machinery and equipment to be transferred to Cardinal in 2018, which has a net book value of $3.2 million and fair value of $5.8 million, is classified within other current assets in the accompanying condensed consolidated balance sheets at March 31, 2018, and December 30, 2017.

The SA provides that the Company will purchase, and Cardinal will supply, all the Company’s requirements for certain glass components used in PGT-branded doors through the end of 2024. The terms of the manufacture by Cardinal and purchase by the Company of such glass components as to purchase orders, forecasts of purchases, pricing, invoicing, delivery and payment terms and other terms, are all as described in the SA. Early in the fourth quarter of 2017, we began purchasing and receiving glass components from Cardinal under the SA. At that time, we began amortizing the advance consideration received from Cardinal vendor initially allocated to the SA and continued to amortize such advance consideration during the three months ended March 31, 2018, recognizing $701 thousand of such gain amortization, classified as a reduction to cost of sales in the accompanying condensed consolidated statement of comprehensive income for the three months ended March 31, 2018.

Contractual Obligations

There have been no significant changes to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 30, 2017.

Significant Accounting Policies and Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Significant accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results, and those that require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the condensed consolidated financial statements and the possibility that future events may be significantly different from our expectations.

We identified our significant accounting policies in our Form 10-K annual report for the year ended December 30, 2017. Except for the adoption of the guidance relating to revenue recognition pursuant to ASU 2014-09 discussed below, there have been no changes to our critical accounting policies during the first three months of 2018.

Recently Issued Accounting Pronouncements

In addition to the following discussion of the status of our adoption of ASU 2016-02, “Leases (Topic 842), see Note 3 to the consolidated financial statements included in our most recent Annual Report on Form 10-K for the year ended December 30, 2017, as filed with the Securities and Exchange Commission on March 14, 2018.

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

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process. We entered into aluminum hedging instruments that settle at various times through December 2019. Combined with our forward-buy contracts for aluminum, which are not derivative financial instruments, but which provide us with protection from increases in aluminum prices, we are covered for approximately 60% of our anticipated needs through December 2019 at an average price of $1.10 per pound.

Regarding aluminum hedging instruments the purchase of aluminum, as of March 31, 2018, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $1.2 million. This calculation utilizes our actual commitment of 11.7 million pounds under contract (to be settled throughout December 2019) and the market price of aluminum as of May 7, 2018. All calculations include estimates for the Midwest premium.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding as of the date of filing of this Quarterly Report on Form 10-Q, of $224.0 million, a 100 basis-point increase in interest rate would result in approximately $2.2 million of additional interest costs annually.

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

Changes in Internal Control over Financial Reporting.

Except as discussed below, during the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended March 31, 2018, we implemented changes to our processes in response to the adoption of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” that became effective December 31, 2017 (the first day of our 2018 fiscal year). While the adoption of ASU 2014-09 did not have a significant impact on our financial position as of December 31, 2017 (the effective date of our adoption and the first day of our 2018 fiscal year), or on our results of operations or our cash flows for the three months ended March 31, 2018, it resulted in process changes in our internal control over financial reporting relating to the addition of a method for calculating the value of sales assigned to finished but undelivered product, and for certain unused glass components on hand, at the end of a reporting period. The operating effectiveness of these changes will be evaluated in subsequent periods during 2018.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” of our Form 10-K annual report for the year ended December 30, 2017, which could materially affect our business, financial condition, or future results.

Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter.

Issuer Purchases of Equity

None during the quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Second Amendment to Credit Agreement, dated March 16, 2018 by and among PGT Innovations, Inc., a Delaware corporation, the other Credit Parties (as defined in the Credit Agreement) party hereto, the Lenders party hereto, SunTrust Bank, as Administrative Agent, Collateral Agent, Swing Line Lender and an LC Issuer and Deutsche Bank AG New York Branch, as resigning Administrative Agent, resigning Collateral Agent, resigning Swing Line Lender and a resigning LC Issuer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 20, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT INNOVATIONS, INC.
(Registrant)

Date: May 8, 2018	/s/ Brad West
Brad West
Chief Financial Officer and Senior Vice President