Form 10-Q
period 2018-06-30
PGT Innovations, Inc.
filed 2018-07-30
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Common Stock, $0.01 par value, outstanding was 50,730,716 shares, as of July 30, 2018.

PGT INNOVATIONS, INC.

Form 10-Q for the Three and Six Months Ended June 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net sales	$169,269	$137,384	$309,522	$250,105
Cost of sales	109,322	92,831	204,802	173,813

Gross profit	59,947	44,553	104,720	76,292
Selling, general and administrative expenses	32,581	24,650	61,238	47,435
Gains on transfers of assets	(2,551)	—	(2,551)	—

Income from operations	29,917	19,903	46,033	28,857
Interest expense, net	3,609	4,568	7,652	9,478
Debt extinguishment costs	—	—	3,079	—

Income before income taxes	26,308	15,335	35,302	19,379
Income tax expense	3,760	5,080	5,414	6,125

Net income	$22,548	$10,255	$29,888	$13,254

Net income per common share:
Basic	$0.45	$0.21	$0.60	$0.27

Diluted	$0.43	$0.20	$0.57	$0.26

Weighted average shares outstanding:
Basic	50,317	49,473	50,087	49,368

Diluted	52,056	51,664	52,023	51,607

Comprehensive income	$22,226	$10,255	$29,504	$13,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$63,923	$34,029
Accounts receivable, net	74,970	60,308
Inventories	35,326	37,816
Contract assets, net	11,012	—
Prepaid expenses	2,757	2,490
Other current assets	7,899	9,873

Total current assets	195,887	144,516
Property, plant and equipment, net	93,433	84,133
Trade name and other intangible assets, net	111,725	115,043
Goodwill	108,060	108,060
Other assets, net	1,336	1,367

Total assets	$510,441	$453,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$45,911	$41,085
Current portion of long-term debt	303	294

Total current liabilities	46,214	41,379
Long-term debt, less current portion	215,081	212,679
Deferred income taxes	23,287	22,772
Other liabilities	17,015	964

Total liabilities	301,597	277,794

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 53,371 and 52,486 shares issued and 50,706 and 49,805 shares outstanding at June 30, 2018 and December 30, 2017, respectively	533	525
Additional paid-in-capital	254,399	252,275
Accumulated other comprehensive loss	(384)	—
Accumulated deficit	(32,945)	(64,716)

Shareholders’ equity	221,603	188,084
Less: Treasury stock at cost	(12,759)	(12,759)

Total shareholders’ equity	208,844	175,325

Total liabilities and shareholders’ equity	$510,441	$453,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017
	(unaudited)
Cash flows from operating activities:
Net income	$29,888	$13,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,131	6,107
Amortization	3,318	3,159
Provision for allowance for doubtful accounts	412	106
Stock-based compensation	1,198	1,037
Amortization of deferred financing costs and debt discount	1,165	1,401
Debt extinguishment costs	3,079	—
Gains on transfers and disposals of assets	(2,609)	(57)
Change in operating assets and liabilities:
Accounts receivable	(16,826)	(16,647)
Inventories	(3,152)	(4,544)
Contract assets, net, prepaid expenses, other current and other assets	(2,092)	268
Accounts payable, accrued and other liabilities	19,362	12,933

Net cash provided by operating activities	39,874	17,017

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,892)	(6,324)
Proceeds from transfers and disposals of assets	5,820	57

Net cash used in investing activities	(9,072)	(6,267)

Cash flows from financing activities:
Payments of long-term debt	(146)	—
Payments of financing costs	(1,687)	—
Taxes paid relating to shares withheld on employee equity awards	(637)	(181)
Proceeds from exercise of stock options	1,561	502
Proceeds from issuance of common stock under employee
stock purchase plan	11	17
Other	(10)	(16)

Net cash (used in) provided by financing activities	(908)	322

Net increase in cash and cash equivalents	29,894	11,072
Cash and cash equivalents at beginning of period	34,029	39,210

Cash and cash equivalents at end of period	$63,923	$50,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT Innovations, Inc. and its wholly-owned subsidiary, PGT Industries, Inc., and its wholly-owned subsidiaries CGI Window and Door Holdings, Inc. (“CGI”), which includes its wholly-owned subsidiary, CGI Commercial, Inc. (“CGIC”), and WinDoor, Incorporated (collectively, the “Company”), after elimination of intercompany accounts and transactions.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period is not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of the Company’s fiscal quarters ended June 30, 2018, and July 1, 2017, consisted of 13 weeks.

The condensed consolidated balance sheet as of December 30, 2017, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 30, 2017, and the unaudited condensed consolidated financial statements as of and for the period ended June 30, 2018, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 30, 2017, included in the Company’s most recent Annual Report on Form 10-K. Except for the adoption of the guidance relating to revenue from contracts with customers discussed below, the accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments under ASU 2017-12 refine and expand hedge accounting requirements for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 was effective for us in the first quarter of 2019, but we elected to early-adopt this guidance effective on December 31, 2017, the first day of our 2018 fiscal year. During the three and six months ended June 30, 2018, we entered into several aluminum forwards contracts which we have designated as cash flow hedges and are accounting for as derivative financial instruments to which we are applying the provisions of ASU 2017-12. For additional information, see Note 12.

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

Upon adoption, we recognized a net decrease to the fiscal year 2018 opening balance of accumulated deficit of $1.9 million related to sales in excess of billings of $8.7 million, that would have been recognized as earned over time in our prior year ended December 30, 2017. The details of the adjustment to accumulated deficit upon adoption on December 31, 2017 (the first day or our 2018 fiscal year) is as follows (in thousands):

	Cumulative
	Effect	Description of Effects on Line Item
Net sales	$8,704	Additional contract asset sales
Cost of sales	(5,642)	Inventory classified as cost of sales
SG&A expenses	(532)	Accruals for selling costs
Income tax expense	(647)	Estimated income tax effects

Net income	$1,883	Additional net income

The following tables reconcile the balances as presented as of and for the three months ended June 30, 2018 to the balances prior to the adjustments made to implement the new revenue recognition standard for the same period, for the accompanying condensed consolidated statement of comprehensive income, and the condensed consolidated balance sheet. The impact to the condensed consolidated statement of cash flows for the three months ended June 30, 2018 was deemed insignificant (in thousands, except per share amounts):

	Three Months Ended June 30, 2018
	As	Impact of	Previous
	Presented	ASU 2014-09	Standard
Net sales	$169,269	$(1,987)	$167,282
Cost of sales	109,322	(1,459)	107,863

Gross profit	59,947	(528)	59,419
Selling, general and administrative expenses	32,581	(100)	32,481
Gains on transfers of assets	(2,551)	—	(2,551)

Income from operations	29,917	(428)	29,489
Interest expense, net	3,609	—	3,609
Debt extinguishment costs	—	—	—

Income before income taxes	26,308	(428)	25,880
Income tax expense	3,760	(108)	3,652

Net income	$22,548	$(320)	$22,228

Basic	$0.45		$0.44

Diluted	$0.43		$0.43

Comprehensive income	$22,226	$(320)	$21,906

	Six Months Ended June 30, 2018
	As Presented	Impact of ASU 2014-09	Previous Standard
Net sales	$309,522	$(2,952)	$306,570
Cost of sales	204,802	(1,886)	202,916

Gross profit	104,720	(1,066)	103,654
Selling, general and administrative expenses	61,238	(185)	61,053
Gains on transfers of assets	(2,551)	—	(2,551)

Income from operations	46,033	(881)	45,152
Interest expense, net	7,652	—	7,652
Debt extinguishment costs	3,079	—	3,079

Income before income taxes	35,302	(881)	34,421
Income tax expense	5,414	(225)	5,189

Net income	$29,888	$(656)	$29,232

Basic	$0.60		$0.58

Diluted	$0.57		$0.56

Comprehensive income	$29,504	$(656)	$28,848

	At June 30, 2018
	As Presented	Impact of ASU 2014-09	Previous Standard
Cash and cash equivalents	$63,923	$—	$63,923
Accounts receivable, net	74,970	—	74,970
Inventories	35,326	7,528	42,854
Contract assets, net	11,012	(11,012)	—
Prepaid expenses	2,757	—	2,757
Other current assets	7,899	—	7,899

Total current assets	195,887	(3,484)	192,403
Property, plant and equipment, net	93,433	—	93,433
Trade name and other intangible assets, net	111,725	—	111,725
Goodwill	108,060	—	108,060
Other assets, net	1,336	—	1,336

Total assets	$510,441	$(3,484)	$506,957

Accounts payable and accrued liabilities	$45,911	$(298)	$45,613
Current portion of long-term debt	303	—	303

Total current liabilities	46,214	(298)	45,916
Long-term debt, less current portion	215,081	—	215,081
Deferred income taxes	23,287	(647)	22,640
Other liabilities	17,015	—	17,015

Total liabilities	301,597	(945)	300,652

Total shareholders’ equity	208,844	(2,539)	206,305

Total liabilities and shareholders’ equity	$510,441	$(3,484)	$506,957

Amounts in the tables above presented under “Previous Standard” represent balances as-if ASU 2014-09 had not been adopted, which primarily reflects finished goods and certain unused glass components with no alternative future use, but recognized as revenue over time under the new standard but still classified in inventory, and no net contract assets on the condensed consolidated balance sheet as of June 30, 2018.

Recently Issued Accounting Pronouncements

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

NOTE 2. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

New Revenue Recognition Accounting Policy

The Company is a manufacturer of fully-customized windows and doors, and manufactures products based on design specifications, measurements, colors, finishes, framing materials, glass-types, and other options selected by the customer at the point in time an order is received from the customer. The Company has an enforceable right to payment at the time an order is received and accepted at the agreed-upon sales prices contained in our agreements with our customers for all manufacturing efforts expended by the Company on behalf of its customers .The Company’s assessment is that all its finished goods and certain unused glass components have no alternative use, and that control of these products and components passes to the customer over time during the manufacturing of the products in an order, or upon our receipt of certain pre-cut glass components from our supplier. Based on these factors, the Company recognizes revenue upon completion of the manufacturing process, and for certain unused glass components on hand, at the end of a reporting period.

Revenue recognized on products for which the manufacturing process has been completed is based on the per-unit agreed-upon sales prices contained in our agreements with our customers, applied to each completed unit of unshipped finished product on hand at the end of the reporting period. Revenue on unused glass components on hand at the end of a reporting period is based on an allocation of the agreed-upon per-unit sales price contained in our agreements to which each glass component on hand relates, based on an estimate of the percentage of which the cost of the glass component is of the estimated total cost of the finished product.

Disaggregation of Revenue from Contracts with Customers

The following table provides information about our revenue differentiated based on product category (dollars in millions):

	Three Months Ended
	June 30, 2018
	Sales	% of sales
Product category:
Impact-resistant windows and door products	$146.8	86.7%
Non-Impact window and door products	22.5	13.3%

Total net sales	$169.3	100.0%

	Six Months Ended
	June 30, 2018
	Sales	% of sales
Product category:
Impact-resistant window and door products	$267.3	86.4%
Non-impact window and door products	42.2	13.6%

Total net sales	$309.5	100.0%

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities as reflected in the table below are customer deposits on orders related to contract assets.

The following table provides information about contract asset and liability balances as of and for the three and six months ended June 30, 2018, and as of December 31, 2017, the first day of our 2018 fiscal year and the date of our adoption of ASU 2014-09 (in thousands):

			Contract
	Contract	Contract	Assets,
Three months ended June 30, 2018:	Assets	Liabilities	Net
At June 30, 2018	$11,656	$(644)	$11,012
At March 31, 2018	9,669	(459)	9,210

Net increase	$1,987	$(185)	$1,802

			Contract
	Contract	Contract	Assets,
Six months ended June 30, 2018:	Assets	Liabilities	Net
At June 30, 2018	$11,656	$(644)	$11,012
At December 31, 2017	8,704	(528)	8,176

Net increase	$2,952	$(116)	$2,836

Contract assets, net, of $11.0 million is classified within other current assets in the accompanying condensed consolidated balance sheet as of June 30, 2018. Because we used the modified-retrospective method of adopting ASU 2014-09, the accompanying condensed consolidated balance sheet as of December 30, 2017 was not revised.

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

The newly adopted revenue guidance provides for a practical expedient which permits expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to employees. We continue to expense sales commissions paid to employees as sales are recognized, including sales from the creation of contract assets, as the expected amortization period is less than one year. Our backlog as of June 30, 2018, is $98.9 million. Backlog is composed of confirmed, non cancellable orders scheduled for production and for which the customer has an obligation to pay.

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

During the three months ended June 30, 2018, we recorded warranty expense at a rate of approximately 1.7% of sales, which decreased from the rate in the second quarter of 2017 of 2.2% of sales. During the six months ended June 30, 2018, we recorded warranty expense at a rate of approximately 1.7% of sales, which decreased from the rate in the first half of 2017 of 2.2% of sales. We believe the decrease in warranty expense as a percentage of sales was the result of our workforce becoming more seasoned through experience and training, as well as a change in our warranty profile on PGT-branded door glass components produced by Cardinal as part of the Supply Agreement, described in Note 7, on which they provide the warranty coverage.

The following table summarizes: current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three months ended June 30, 2018, and July 1, 2017. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

	Beginning	Charged			End of
Accrued Warranty	of Period	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended June 30, 2018	$5,323	$2,851	$(98)	$(2,708)	$5,368
Three months ended July 1, 2017	$5,614	$3,045	$(153)	$(2,827)	$5,679
Six months ended June 30, 2018	$5,386	$5,217	$(208)	$(5,027)	$5,368
Six months ended July 1, 2017	$5,569	$6,088	$(64)	$(5,914)	$5,679

NOTE 4. INVENTORIES

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited finished goods inventory since all products are custom, made-to-order and usually ship upon completion. Finished goods inventory, and work-in-progress costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inventories consisted of the following:

	June 30,	December 30,
	2018	2017
	(in thousands)
Raw materials	$32,811	$30,139
Work-in-progress	2,515	2,506
Finished goods	—	5,171

	$35,326	$37,816

NOTE 5. STOCK BASED-COMPENSATION

Exercises

For the three months ended June 30, 2018, there were 694,423 options exercised at a weighted average exercise price of $2.00 per share. For the six months ended June 30, 2018, there were 780,972 options exercised at a weighted average exercise price of $2.00 per share.

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

On May 17, 2018, we granted 30,456 restricted stock awards to the eight non-management members of the board of directors of the Company relating to their annual compensation for service on the board. The restricted stock awards have a fair value on date of grant of $18.65 per share based on the closing New York Stock Exchange market price of the common stock on the day prior to the day the awards were granted. The restrictions on these stock awards lapse based solely on continued service on the first anniversary date of the grant.

Stock Compensation Expense

We record stock compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $0.7 million for the three months ended June 30, 2018, and $0.6 million for the three month ended July 1, 2017. We recorded compensation expense for stock-based awards of $1.2 million for the six months ended June 30, 2018, and $1.0 million for the six months ended July 1, 2017. As of June 30, 2018, there was $3.7 million of total unrecognized compensation cost related primarily to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.7 years at June 30, 2018.

NOTE 6. NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

There were no anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three and six months ended June 30, 2018. The three and six months ended July 1, 2017, excludes 20 thousand underlying securities because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income	$22,548	$10,255	$29,888	$13,254

Weighted-average common shares - Basic	50,317	49,473	50,087	49,368
Add: Dilutive effect of stock compensation plans	1,739	2,191	1,936	2,239

Weighted-average common shares - Diluted	52,056	51,664	52,023	51,607

Net income per common share:
Basic	$0.45	$0.21	$0.60	$0.27

Diluted	$0.43	$0.20	$0.57	$0.26

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

Cardinal paid us $3.0 million in cash on November 1, 2017, $10.0 million in cash on January 16, 2018, and $14.8 million on June 8, 2018, pursuant to the APA. The total proceeds received of $27.8 million was $0.2 million less than the $28.0 million as specified in the APA as we retained several assets that were initially identified for transfer. On December 15, 2017, machinery and equipment classified as assets held for sale with net book value of $1.5 million, and fair value of $1.9 million was transferred to Cardinal and their equipment rigger, and we recognized a gain for the difference. Substantially all of the remaining machinery and equipment was transferred to Cardinal during the second quarter of 2018, which had a net book value of $3.2 million and fair value of $5.8 million. We recognized gains on disposals for the difference totaling $2.6 million during the three and six months ended June 30, 2018, classified as a separate line item in the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018.

The SA provides that the Company will purchase, and Cardinal will supply, all the Company’s requirements for certain glass components used in PGT-branded doors through the end of 2024. The terms of the manufacture by Cardinal and purchase by the Company of such glass components as to purchase orders, forecasts of purchases, pricing, invoicing, delivery and payment terms and other terms, are all as described in the SA. Early in the fourth quarter of 2017, we began purchasing and receiving glass components from Cardinal under the SA. At that time, we began amortizing the advance consideration received from Cardinal initially allocated to the SA and continued to amortize such advance consideration during the three and six months ended June 30, 2018, recognizing $702 thousand in the three months, and $1.4 million in the six months, of such gain amortization, classified as reductions to cost of sales in the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018, respectively. As of June 30, 2018, the remaining unamortized balance of $18.3 million is classified in the accompanying condensed consolidated balance sheet as $2.8 million within accrued liabilities and $15.5 million within other liabilities.

NOTE 8. GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

Goodwill, trade names, and other intangible assets, net, are as follows:

			Initial
	June 30,	December 30,	Useful Life
	2018	2017	(in years)
	(in thousands)
Goodwill	$108,060	$108,060	indefinite

Trade names and other intangible assets:
Trade names	$75,841	$75,841	indefinite

Customer relationships	106,647	106,647	3-10
Developed technology	3,000	3,000	9-10
Non-compete agreement	1,668	1,668	2-5
Software license	590	590	2
Less: Accumulated amortization	(76,021)	(72,703)

Subtotal	35,884	39,202

Other intangible assets, net	$111,725	$115,043

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2018	$3,317
2019	6,430
2020	6,278
2021	5,974
2022	5,116
Thereafter	8,769

Total	$35,884

NOTE 9. LONG-TERM DEBT

	June 30,	December 30,
	2018	2017
	(in thousands)
Term loan payable under the 2016 Credit Agreement	$223,975	$223,975
Other debt	312	458
Fees, costs and original issue discount	(8,903)	(11,460)

Long-term debt	215,384	212,973
Less current portion of long-term debt	(303)	(294)

Long-term debt, less current portion	$215,081	$212,679

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

On March 16, 2018, we entered into an amendment to our 2016 Credit Agreement (“Second Amendment”). The Second Amendment, among other things, decreases the applicable interest rate margins for the Initial Term Loans (as defined in the Credit Agreement) from (i) 3.75% to 2.50%, in the case of the Base Rate Loans (as defined in the Credit Agreement), and (ii) 4.75% to 3.50%, in the case of the Eurodollar Loans (as defined in the Credit Agreement). In addition to these changes, in the Second Amendment, SunTrust Bank replaced Deutsche Bank AG New York Branch as Administrative Agent and Collateral Agent of the 2016 Credit Agreement. On February 17, 2017, we entered into the first amendment to our 2016 Credit Agreement, which also resulted in decreases in the applicable margins, but which did not include any changes in lender positions.

In connection with the Second Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement, which resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders, which totaled $3.1 million classified as debt extinguishment costs in the accompanying condensed consolidated statement of comprehensive income for the six months ended June 30, 2018.

Regarding the first amendment as described above, as there were no changes in lender positions, this action did not result in any modifications or extinguishments of debt. Therefore, there was no charge for debt extinguishment costs in the three months ended July 1, 2017.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement was 5.59% as of June 30, 2018, and was 5.75% at December 30, 2017.

We also pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit. As of June 30, 2018, there were $1.2 million of letters of credit outstanding and $38.8 million available under the revolver.

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2016 Credit Agreement). That covenant is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of June 30, 2018, no such test is required as we have not exceeded 20% of our revolving capacity. We believe that our total net leverage ratio during the first quarter of 2018 was in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of June 30, 2018, we were in compliance with all affirmative and restrictive covenants.

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

As of June 30, 2018, the face value of debt outstanding under the 2016 Credit Agreement was $224.0 million, and accrued interest was $0.1 million.

The activity relating to third-party fees and costs, lender fees and discount for the six months ended June 30, 2018, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$11,460
Amortization expense through March 16, 2018	(520)

At time of refinancing	10,940
Add: Second amendment refinancing costs	1,687
Less: Debt extinguishment costs	(3,079)
Less: Amortization expense after refinancing	(645)

At end of period	$8,903

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of June 30, 2018, is as follows:

(in thousands)	Total
Remainder of 2018	$1,126
2019	2,368
2020	2,584
2021	2,506
2022	319

Total	$8,903

As a result of voluntary prepayments totaling $44.0 million we made since the inception of the 2016 Credit Agreement on February 16, 2016, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including the financing arrangement described as other debt, as of June 30, 2018, are as follows (at face value):

(in thousands)
Remainder of 2018	$148
2019	164
2020	—
2021	—
2022	223,975

Total	$224,287

Other Debt

In July 2017, we entered into a two-year financing arrangement for the purchase of an enterprise-wide software license relating to office productivity software. This financing arrangement requires 24 monthly payments of $26 thousand each. We estimated the value of this financing arrangement to be $590 thousand, using an imputed annual interest rate of 6.00%, which approximated our then borrowing rate under the 2016 Credit Agreement, a Level 3 input. At June 30, 2018, there was $312 thousand outstanding under this financing arrangement.

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

NOTE 11. INCOME TAXES

Income tax expense was $3.8 million for the three months ended June 30, 2018, compared with $5.1 million for the three months ended July 1, 2017. Our effective tax rate for the three months ended June 30, 2018, was 14.3%, and was 33.1% for the three months ended July 1, 2017. Income tax expense was $5.4 million for the six months ended June 30, 2018, compared with $6.1 million for the six months ended July 1, 2017. Our effective tax rate for the six months ended June 30, 2018, was 15.3%, and was 31.6% for the six months ended July 1, 2017.

Income tax expense in the three months ended June 30, 2018, and July 1, 2017, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $3.0 million and $407 thousand, respectively. Income tax expense in the six months ended June 30, 2018, and July 1, 2017, includes excess tax benefits totaling $3.6 million and $795 thousand, respectively. Excluding this discrete item, the effective tax rates for the three months ended June 30, 2018, and July 1, 2017, would have been 25.8% and 35.8%, respectively. Excluding this discrete item, the effective tax rates for the six months ended June 30, 2018, and July 1, 2017, would have been 25.6% and 35.7%, respectively.

As a result of the Tax Cuts and Jobs Act, enacted effective on December 22, 2017, the section 199 domestic manufacturing deduction was repealed. As such, our effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.6%. In 2017, the effective tax rate, excluding the effect of the discrete item discussed above, was lower than our then combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction.

At December 30, 2017, accrued federal and state income taxes payable of $6.5 million was classified within accrued liabilities in the accompanying condensed consolidated balance sheet. The Internal Revenue Service provided tax relief relating to taxpayers in certain designated areas of Florida impacted by Hurricane Irma, which included all counties in Florida in which we operate. As a result, the deadline for remitting our required 2017 third quarter estimated payment for corporate income taxes, as well as the deadline for filing our 2016 fiscal year corporate income tax return, was extended to January 31, 2018. Therefore, in January 2018, we made an estimated Federal income tax payment totaling $9.0 million relating to the 2017 tax year. We made an additional estimated Federal income tax payment of $1.2 million, and an estimated income tax payment to Florida of $1.8 million, for our 2018 tax year in the second quarter of 2018. During the three or six months ended July 1, 2017, we did not make any payments of estimated federal or state income taxes, nor did we receive any refunds of federal or state income taxes.

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

During the three months ended June 30, 2018, or July 1, 2017, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts and notes receivable, and accounts payable, accrued liabilities and other debt, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement, classified as long-term debt. The fair value of this component of long-term debt is based on debt with similar terms and characteristics and was approximately $225.7 million as of June 30, 2018, compared to a principal outstanding value of $224.0 million, and $227.3 million as of December 30, 2017, compared to a principal outstanding value of $224.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions.

Items Measured at Fair Value on a Recurring Basis

The following are measured in the consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

Fair Value Measurements
Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts, net	$(516)	$—	$(516)	$—

	$(516)	$—	$(516)	$—

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

At June 30, 2018, the fair value of our aluminum forward contracts was in a net liability position of $516 thousand. We had nineteen outstanding forward contracts for the purchase of 18.6 million pounds of aluminum through December 2019, at an average price of $1.00 per pound, which excludes the Midwest premium, with maturity dates of between one month and eighteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of June 30, 2018.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of June 30, 2018, that we expect will be reclassified to earnings within the next twelve months, will be approximately $224 thousand.

The fair value of our aluminum hedges are classified in the accompanying consolidated balance sheets as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30, 2018		June 30, 2018
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$128	Accrued liabilities	$(352)
Aluminum forward contracts		—	Other liabilities	(292)

Total derivative instruments	Total derivative assets	$128	Total derivative liabilities	$(644)

The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive losses, net of tax, was $384 thousand as of June 30, 2018. We had no outstanding derivative contracts as of December 30, 2017.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	June 30,	July 1,		June 30,	July 1,
	2018	2017		2018	2017
Aluminum contracts	$(390)	$—	Cost of sales	$43	$—

	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended
		June 30,	July 1,
		2018	2017
Aluminum contracts	Cost of sales	$—	$—

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended			Six Months Ended
	June 30,	July 1,		June 30,	July 1,
	2018	2017		2018	2017
Aluminum contracts	$(473)	$—	Cost of sales	$43	$—

	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Six Months Ended
		June 30,	July 1,
		2018	2017
Aluminum contracts	Cost of sales	$—	$—

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three and six months ended June 30, 2018:

Aluminum
Three months ended June 30, 2018	Forward
(in thousands)	Contracts
Balance at March 31, 2018	$(62)

Other comprehensive loss	(390)
Amounts reclassified from other comprehensive loss	(43)
Tax effect	111

Net current-period other comprehensive loss	(322)

Balance at June 30, 2018	$(384)

Aluminum
Six months ended June 30, 2018	Forward
(in thousands)	Contracts
Balance at December 30, 2017	$—

Other comprehensive loss before reclassification	(473)
Amounts reclassified from other comprehensive loss	(43)
Tax effect	132

Net current-period other comprehensive loss	(384)

Balance at June 30, 2018	$(384)

NOTE 15. SUBSEQUENT EVENT

On July 24, 2018, we announced that we have entered into a definitive agreement under which PGT Innovations will acquire Western Window Systems from PWP Growth Equity, the middle market private equity group of Perella Weinberg Partners, for $360 million in cash, subject to customary adjustments. The transaction, which was unanimously approved by our Board of Directors, is expected to be completed in the third quarter of 2018, and is subject to customary closing conditions. We expect to finance the transaction through a combination of cash on hand and $315 million of incremental debt, for which we have received financing commitments.

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

EXECUTIVE OVERVIEW

Sales and Operations

We recorded sales of $309.5 million, up $59.4 million, or 23.8%, compared to the first half of 2017. Our first half of 2018 saw strong top-line sales growth which we believe was driven by our continued investment in advertising and marketing, which leveraged the heightened awareness of the benefits of our impact-resistant products resulting from an active 2017 hurricane season. This allowed us to gain share in the repair and remodeling market sector. Of our sales in the first half of 2018, 64% were into the repair and remodeling sector. Repair and remodeling sales increased 31% in the first half of 2018, compared to the same period last year.

Homeowners are preparing for what experts are forecasting to be another active hurricane season in 2018, and, we believe they are selecting our products at an increasing rate for their impact protection needs, and to comply with Florida’s building codes, which are the most stringent building codes for wind-borne protection in the country.

Our strong gross profit contributed to our solid operating performance in the first half of 2018 due to our increased ability to leverage fixed costs, which resulted in improved margins, as compared to last year’s first half. This leverage combined with manufacturing and operating efficiencies we achieved delivered a more than 3 percentage-point increase in gross margin in this year’s first half compared to last year. However, the inflationary headwinds we experienced in the second half of last year were still a factor during the first half of 2018, especially higher costs for aluminum. We acted to offset the unfavorable impact of higher costs, including announcing a price increase during the first quarter, the benefits of which we saw in the second quarter of 2018.

Aluminum prices have increased recently on sanction- or tariff-driven global supply concerns, rising to levels at points early in the second quarter of 2018 not seen since the record levels of 2011, before retreating somewhat through the end of the second quarter. Including the Midwest premium, aluminum as of July 23, 2018 was approximately $1.14 per pound. As of today, we were covered for approximately 58 percent of our estimated needs through December 2019, at an average delivered price of $1.16 per pound.

For the first half of 2018, we delivered an 82% increase in income before taxes, and net income per diluted share of $0.57, compared to $0.26 per diluted share in the same period last year. We are pleased with these metrics, which confirm our ability to profitably leverage our growth.

In March 2018, we amended our credit facility, which resulted in a 125 basis-point reduction in our interest rate margin, which we estimate should reduce our cash debt service costs by an aggregate of nearly $2.8 million over the next twelve months. We accomplished this refinancing at minimal cost to the Company and recorded a non-cash charge of $3.1 million for the write-off of deferred financing costs. Including last year’s refinancing, we have lowered our interest margin by a total of 225 basis points in little more than one year, a reflection we believe of our strong financial position and ability to generate cash.

Looking to the balance of 2018, we remain confident in our core market of Florida and have determined to increase our guidance for 2018 fiscal year consolidated sales to a range of $580 million to $600 million, from the previous guidance range for consolidated sales of $550 million to $575 million.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of comprehensive income as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		July 1,
	2018		2017
	(unaudited)
Net sales	$169,269	100.0%	$137,384	100.0%
Cost of sales	109,322	64.6%	92,831	67.6%

Gross profit	59,947	35.4%	44,553	32.4%
Selling, general and administrative expenses	32,581	19.2%	24,650	17.9%
Gains on transfers of assets	(2,551)	(1.5)%	—	—

Income from operations	29,917	17.7%	19,903	14.5%
Interest expense, net	3,609	2.1%	4,568	3.3%

Income before income taxes	26,308	15.5%	15,335	11.2%
Income tax expense	3,760	2.2%	5,080	3.7%

Net income	$22,548	13.3%	$10,255	7.5%

	Six Months Ended
	June 30,		July 1,
	2018		2017
	(unaudited)
Net sales	$309,522	100.0%	$250,105	100.0%
Cost of sales	204,802	66.2%	173,813	69.5%

Gross profit	104,720	33.8%	76,292	30.5%
Selling, general and administrative expenses	61,238	19.8%	47,435	19.0%
Gains on transfers of assets	(2,551)	(0.8)%	—	—

Income from operations	46,033	14.9%	28,857	11.5%
Interest expense, net	7,652	2.5%	9,478	3.8%
Debt extinguishment costs	3,079	1.0%	—	—

Income before income taxes	35,302	11.4%	19,379	7.7%
Income tax expense	5,414	1.7%	6,125	2.4%

Net income	$29,888	9.7%	$13,254	5.3%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND JULY 1, 2017

The following table represents total sales by product category for the three months ended June 30, 2018, and July 1, 2017 (in millions):

	Three Months Ended
	June 30, 2018		July 1, 2017
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant windows and door products	$146.8	86.7%	$117.0	85.2%	25.3%
Non-Impact window and door products	22.5	13.3%	20.4	14.8%	10.3%

Total net sales	$169.3	100.0%	$137.4	100.0%	23.2%

Total net sales during the second quarter of 2018 were $169.3 million, an increase of $31.9 million, or 23.2%, from $137.4 million in total net sales for the second quarter of 2017.

Net sales of impact-resistant window and door products were $146.8 million for the second quarter of 2018, an increase of $29.8 million, or 25.3%, from $117.0 million in net sales for the second quarter of 2017. Included in sales of our impact-resistant window and door products were $100.9 million of aluminum impact sales, an increase of $17.0 million, or 20.2%, and $45.9 million of vinyl impact sales, an increase of $12.8 million, or 38.7%.

Net sales of non-impact window and door products were $22.5 million for the second quarter of 2018, an increase of $2.1 million, or 10.3%.

Gross profit and gross margin

Gross profit was $59.9 million in the second quarter of 2018, an increase of $15.4 million, or 34.6%, from $44.6 million in the second quarter of 2017. The gross margin percentage was 35.4% in the second quarter of 2018, compared to 32.4% in the prior year second quarter, an increase of 3.0%. Margin improvements in the second quarter of 2018, compared to last year’s second quarter, relating to higher contribution margins on the increased sales volume, which benefitted gross margin by 1.2%, better scrap rates and efficiencies, which benefitted gross margin by 1.2% during the second quarter of 2018, a change in mix towards a higher portion of repair and remodeling sales, which benefitted gross margin by 1.1%, and price increases, which benefitted gross margin by 0.8%. There were other margin improvements, which benefitted gross margin by 0.5%. These improvements were partially offset by decreases due to higher aluminum prices compared to last year’s second quarter, which decreased gross margin by 1.1%, and by inflationary effects on labor costs, which decreased gross margin by 0.7%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $32.6 million in the second quarter of 2018, an increase of $7.9 million, or 32.2%, from $24.7 million in the second quarter of 2017. As a percentage of sales, these costs were 19.2%, an increase of 1.3%, from 17.9% from the second quarter of 2017. Selling, general and administrative expenses increased in the second quarter of 2018, compared to the second quarter of last year, due to higher personnel-related costs of approximately $2.5 million, which included increases in company 401(k) matching, recruiting costs, additional administrative employment, and higher incentive compensation reflecting the improved performance in the second quarter of 2018 compared to last year. The increase was also due to higher selling and distribution costs of approximately $2.0 million relating to the increase in sales, and an increase of $0.9 million due to our strategic investment in additional marketing and advertising initiatives during 2018. The increase is also due to costs totaling $1.0 million relating to our recently-announced upcoming acquisition of Western Window Systems. The remainder of the increase includes higher credit card banks fees due to higher sales by customers using bank cards, higher depreciation expense, a slight increase in stock-based compensation expense, and an overall increase in administrative activities.

We record warranty costs as a selling expense within selling, general and administrative expenses. During the three months ended June 30, 2018, we recorded warranty expense at a rate of 1.7% of sales, which decreased when compared to the rate in the second quarter of 2017 of 2.2% of sales. We believe the decrease in warranty expense as a percentage of sales was the result of our workforce becoming more seasoned through experience and training, as well as a change in our warranty profile on PGT-branded door glass components due to those components now being produced by Cardinal as part of the SA under which it provides the warranty coverage.

Gains on transfers of assets

On September 22, 2017, we entered into an Asset Purchase Agreement (APA) with Cardinal LG Company (Cardinal) for the sale to Cardinal of certain manufacturing equipment we used in processing glass components for PGT-branded doors. Substantially all of the remaining machinery and equipment was transferred to Cardinal during the second quarter of 2018, which had a net book value of $3.2 million and fair value of $5.8 million. We recognized gains on disposals for the difference totaling $2.6 million during the three months ended June 30, 2018, classified as a separate line item in the accompanying condensed consolidated statements of comprehensive income for the three months ended June 30, 2018.

Interest expense, net

Interest expense was $3.6 million in the second quarter of 2018, a decrease of $1.0 million, or 21.0%, from $4.6 million in the second quarter of 2017. Interest expense decreased due to a decrease in the average level of outstanding debt during the second quarter of 2018, compared to the second quarter of 2017, as the result of a total of $40 million in voluntary prepayments of borrowings under our 2016 Credit Agreement made at various times during the second half of 2017.

The lower level of debt was partially offset by a higher weighted-average interest rate during the second quarter of 2018 compared to last year as a result of increases in LIBOR.

Income tax expense

Our income tax expense was $3.8 million for the second quarter of 2018, compared with $5.1 million for the second quarter of 2017. Our effective tax rate for the three months ended June 30, 2018, was 14.3%, and was 33.1% for the three months ended July 1, 2017.

Income tax expense in the three months ended June 30, 2018, and July 1, 2017, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $3.0 million and $407 thousand, respectively. Excluding these discrete items, the effective tax rates for the three months ended June 30, 2018, and July 1, 2017, would have been 25.8% and 35.8%, respectively.

As a result of the Tax Cuts and Jobs Act, enacted effective on December 22, 2017, the section 199 domestic manufacturing deduction was repealed. As such, our effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.6%. In 2017, the effective tax rate, excluding the effect of the discrete item discussed above, was lower than our then combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND JULY 1, 2017

The following table represents total sales by product category for the six months ended June 30, 2018, and July 1, 2017 (in millions):

	Six Months Ended
	June 30, 2018		July 1, 2017
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant window and door products	$267.3	86.4%	$211.4	84.5%	26.3%
Non-impact window and door products	42.2	13.6%	38.7	15.5%	9.0%

Total net sales	$309.5	100.0%	$250.1	100.0%	23.8%

Total net sales during the first half of 2018 were $309.5 million, an increase of $59.4 million, or 23.8%, from $250.1 million in total net sales for the first half of 2017.

Net sales of impact-resistant window and door products were $267.3 million for the first half of 2018, an increase of $55.9 million, or 26.3%, from $211.4 million in net sales for the first half of 2017. Included in sales of our impact-resistant window and door products were $182.0 million of aluminum impact sales, an increase of $31.9 million, or 21.2%, and $85.3 million of vinyl impact sales, an increase of $24.0 million, or 39.1%. The increase in aluminum impact sales was primarily driven by growth in our aluminum WinGuard and Sentinel impact products. The increase in vinyl impact sales was primarily driven by growth in our vinyl WinGuard impact products.

Net sales of non-impact window and door products were $42.2 million for the first half of 2018, an increase of $3.5 million, or 9.0%, from $38.7 million in net sales for the first half of 2017.

Gross profit and gross margin

Gross profit was $104.7 million in the first half of 2018, an increase of $28.4 million, or 37.3%, from $76.3 million in the first half of 2017. The gross margin percentage was 33.8% in the first half of 2018, compared to 30.5% in the prior year first half, an increase of 3.3%. Adjusting for costs in the first half of 2018 relating to machinery and equipment relocations totaling $0.4 million, and costs in the second half of 2017 relating to the start-up of our Thermal Plastic Spacer system line totaling $0.5 million, our adjusted gross margin was 34.0% for the first half of 2018, compared to 30.7% for the year-ago period, an increase of 3.3%. There were margin improvements in the first half of 2018, compared to last year’s first half, relating to price increases, which benefitted gross margin by 1.3%, higher contribution margins on the increased sales volume, which benefitted gross margin by 1.2%, a change in mix towards a higher portion of repair and remodeling sales, which benefitted gross margin by 1.1%, and in scrap rates and efficiencies, which benefitted gross margin by 1.1% during the first half of 2018. Other benefits increased gross margin by 0.4%. These improvements were partially offset by decreases due to higher aluminum prices compared to last year’s first half, which decreased gross margin by 1.1%, and by inflationary effects on labor costs, which decreased gross margin by 0.7%.

Selling, general and administrative expenses

Selling, general and administrative expenses were $61.2 million in the first half of 2018, an increase of $13.8 million, or 29.1%, from $47.4 million in the first half of 2017. As a percentage of sales, these costs were 19.8%, an increase of 0.8%, from 19.0% in the first half of 2017. Selling, general and administrative expenses increased in the first half of 2018, compared to the first half of last year, due to higher personnel-related costs of approximately $4.4 million, which included increases in company 401(k) matching, recruiting costs, additional administrative employment, and higher incentive compensation reflecting the improved performance in the second quarter of 2018 compared to last year. The increase was also due to higher selling and distribution costs of approximately $4.0 million relating to the increase in sales, and an increase of $1.6 million due to our strategic investment in additional marketing and advertising initiatives during 2018. The increase is also due to costs totaling $1.0 million relating to our recently-announced upcoming acquisition of Western Window Systems. The remainder of the increase includes higher credit card banks fees due to higher sales by customers using bank cards, higher depreciation expense, a slight increase in stock-based compensation expense, and an overall increase in administrative activities.

We record warranty costs as a selling expense within selling, general and administrative expenses. During the first half ended June 30, 2018, we recorded warranty expense at a rate of 1.7% of sales, which decreased when compared to the rate in the second half of 2017 of 2.4% of sales. We believe the decrease in warranty expense as a percentage of sales was the result of our workforce becoming more seasoned through experience and training, as well as a change in our warranty profile on PGT-branded door glass components due to these components now being produced by Cardinal as part of the SA under which it provides the warranty coverage.

Gains on transfers of assets

On September 22, 2017, we entered into an Asset Purchase Agreement (APA) with Cardinal LG Company (Cardinal) for the sale to Cardinal of certain manufacturing equipment we used in processing glass components for PGT-branded doors. Substantially all of the remaining machinery and equipment was transferred to Cardinal during the second quarter of 2018, which had a net book value of $3.2 million and fair value of $5.8 million. We recognized gains on disposals for the difference totaling $2.6 million during the six months ended June 30, 2018, classified as a separate line item in the accompanying condensed consolidated statements of comprehensive income for the six months ended June 30, 2018.

Interest expense, net

Interest expense was $7.7 million in the first half of 2018, a decrease of $1.8 million, from $9.5 million in the first half of 2017. Interest expense decreased due to a decrease in the average level of outstanding debt during the first half of 2018, compared to the second half of 2017, as the result of a total of $40 million in voluntary prepayments of borrowings under our 2016 Credit Agreement made at various times during the second half of 2017.

The lower level of debt was partially offset by a higher weighted-average interest rate during the second quarter of 2018 compared to last year as a result of increases in LIBOR.

Debt extinguishment costs

Debt extinguishment costs were $3.1 million in the first half of 2018. These costs related to the write-off of deferred financing costs and debt discount in connection with the second amendment of our 2016 Credit Agreement effective on March 16, 2018, which resulted in certain existing lenders reducing their positions in or exiting the facility. This resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders.

Effective on February 17, 2017, we repriced and amended our 2016 Credit Agreement for the first time. As there were no changes in lender positions, this action did not result in any modifications or extinguishments of debt. Therefore, there was no charge for debt extinguishment costs in the six months ended July 1, 2017.

Income tax expense

Our income tax expense was $5.4 million for the first half of 2018, compared with $6.1 million for the first half of 2017. Our effective tax rate for the first half of 2018 was 15.3%, and was 31.6% for the first half of 2017.

Income tax expense in the six months ended June 30, 2018, and July 1, 2017, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $3.6 million and $795 thousand, respectively. Excluding these discrete items, the effective tax rates for the six months ended June 30, 2018, and July 1, 2017, would have been 25.6% and 35.7%, respectively.

As a result of the Tax Cuts and Jobs Act, enacted effective on December 22, 2017, the section 199 domestic manufacturing deduction was repealed. As such, our effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.6%. In 2017, the effective tax rate, excluding the effect of the discrete item discussed above, was lower than our then combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction. The effective tax rates in all periods, excluding the effect of the discrete item relating to the treatment of excess tax benefits as discussed above, were lower than our combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction, partially offset by the 50% deductibility-disallowance of meals and entertainment expenses.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first half of 2018 was $39.9 million, compared to cash provided of $17.0 million in the first half of 2017. The increase in cash provided by operating activities for the first half of 2018, as compared to the first half of 2017, of $22.9 million, was due to the factors set forth in the table below.

Direct cash flows from operations for the first half of 2018 and 2017 are as follows:

	Direct Operating Cash Flows
	Six Months Ended
	June 30,	July 1,
(in millions)	2018	2017
Collections from customers	$299.1	$242.2
Other collections of cash	3.2	2.4
Disbursements to vendors	(187.9)	(151.8)
Personnel related disbursements	(74.2)	(66.8)
Income taxes paid, net	(12.0)	—
Debt service payments	(7.4)	(9.0)
Cash received from Cardinal under the SA	19.0	—
Other cash activity, net	0.1	—

Cash from operations	$39.9	$17.0

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 42 days at June 30, 2018, compared to 37 days at July 1, 2017. DSOs were affected by certain larger customer projects for CGI and WinDoor, which have longer payment terms.

Inventory on hand as of June 30, 2018, was $35.3 million, compared to $37.8 million at December 30, 2017, a decrease of $2.5 million. The decrease in inventory includes a decrease of $5.6 million relating to the adoption of ASU 2014-09, which resulted in our recognizing revenue and, therefore, cost of sales, on inventory that was previously considered to be finished goods and work-in-process. The remaining increase in inventory was due to our increase in sales for which we are carrying a higher level of raw materials.

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

Investing activities. Cash used in investing activities was $9.1 million for the first half of 2018, compared to cash used in investing activities of $6.3 million for the first half of 2017. There was an increase in cash used in investing activities due to an increase in capital expenditures of $8.6 million, which went from $6.3 million in the first half of 2017, to $14.9 million in the first half of 2018. Proceeds from sales of assets in the first six-month period of 2018 was $5.8 million, and was almost entirely composed of cash received from Cardinal under the terms of the APA. Proceeds from disposals of assets in the first six months of 2017 were less than $0.1 million.

Financing activities. Cash used in financing activities was $0.9 million in the first half of 2018, compared to cash provided by financing activities of $0.3 million in the first half of 2017, an increase in cash used of $1.2 million. We made repayments of long-term debt of $0.1 million in the first half of 2018. There were no repayments of long-term debt in the first half of 2017.

There were payments of financing costs of $1.7 million related to the Second Amendment. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $0.6 million in the first half of 2018, versus $0.2 million in the first half of 2017, an increase in cash used of $0.4 million. Proceeds from the exercises of stock options were $1.6 million in the first half of 2018, compared to $0.5 million in the first half of 2017, a decrease in cash provided of $1.1 million.

At December 30, 2017, accrued federal and state income taxes payable of $6.5 million was classified within accrued liabilities in the accompanying condensed consolidated balance sheet. The Internal Revenue Service provided tax relief relating to taxpayers in certain designated areas of Florida impacted by Hurricane Irma, which included all counties in Florida in which we operate. As a result, the deadline for remitting our required 2017 third quarter estimated payment for corporate income taxes, as well as the deadline for filing our 2016 fiscal year corporate income tax return, was extended to January 31, 2018. Therefore, in January 2018, we made an estimated Federal income tax payment of $9.0 million relating to the extended fourth quarter of 2017. We made an additional estimated Federal income tax payment of $1.2 million, and estimated income tax payments to Florida of $1.8 million, for our 2018 tax year, all in the second quarter of 2018. During the three or six months ended July 1, 2017, we did not make any payments of estimated federal or state income taxes, nor did we receive any refunds of federal or state income taxes.

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

On March 16, 2018, we entered into an amendment of our 2016 Credit Agreement. The Second Amendment, among other things, decreases the applicable interest rate margins for the Initial Term Loans (as defined in the Credit Agreement) from (i) 3.75% to 2.50%, in the case of the Base Rate Loans (as defined in the Credit Agreement), and (ii) 4.75% to 3.50%, in the case of the Eurodollar Loans (as defined in the Credit Agreement). In addition to these changes, in the Second Amendment, SunTrust Bank replaced Deutsche Bank AG New York Branch as Administrative Agent and Collateral Agent of the 2016 Credit Agreement. On February 17, 2017, we entered into the first amendment to our 2016 Credit Agreement, which also resulted in decreases in the applicable margins, but which did not include any changes in lender positions.

In connection with the Second Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement, which resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders, which totaled $3.1 million classified as debt extinguishment costs in the accompanying condensed consolidated statement of comprehensive income for the three months ended June 30, 2018.

Our first amendment to the 2016 Credit Agreement did not result in any modifications or extinguishments of debt, as there were no changes in lender positions. Therefore, there was no charge for debt extinguishment costs in the six months ended July 1, 2017.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit agreement was 5.59% as of June 30, 2018, and was 5.75% at December 30, 2017.

We also pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis-point facing fee per annum on the face amount of any outstanding letters of credit. As of June 30, 2018, there were $1.2 million of letters of credit outstanding and $38.8 million available under the revolver.

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to EBITDA, each as defined in the 2016 Credit Agreement). That covenant is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of June 30, 2018, no test is required as we have not exceeded 20% of our revolving capacity. During 2018, the maximum permitted total net leverage ratio as stated in the 2016 Credit Agreement is 4.25:1. We believe that our total net leverage ratio during the first quarter of 2018 has been and during the remainder of 2018 will continue to be in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of June 30, 2018, we were in compliance with all affirmative and restrictive covenants.

As of June 30, 2018, the face value of debt outstanding under the 2016 Credit Agreement was $224.0 million, and accrued interest was $0.1 million.

The activities relating to third-party fees and costs, lender fees and discount for the six months ended June 30, 2018, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$11,460
Amortization expense through March 16, 2018	(520)

At time of refinancing	10,940
Add: Second amendment refinancing costs	1,687
Less: Debt extinguishment costs	(3,079)
Less: Amortization expense after refinancing	(645)

At end of period	$8,903

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of June 30, 2018, is as follows:

(in thousands)	Total
Remainder of 2018	$1,126
2019	2,368
2020	2,584
2021	2,506
2022	319

Total	$8,903

As a result of voluntary prepayments totaling $44.0 million we made since the inception of the 2016 Credit Agreement on February 16, 2016, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including the financing arrangement described as other debt, as of June 30, 2018, are as follows (at face value):

(in thousands)
Remainder of 2018	$148
2019	164
2020	—
2021	—
2022	223,975

Total	$224,287

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first half of 2018, capital expenditures were $14.9 million, compared to $6.3 million for the first half of 2017. In 2018, we expect to spend approximately $18 to $20 million on capital expenditures, primarily including machinery and equipment, and distribution equipment such as tractors and trailers.

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

Cardinal paid us $3.0 million in cash on November 1, 2017, $10.0 million in cash on January 16, 2018, and $14.8 million on June 8, 2018, pursuant to the APA. The total proceeds received of $27.8 million was $0.2 million less than the $28.0 million as specified in the APA as we retained several assets that were initially identified for transfer. On December 15, 2017, machinery and equipment classified as assets held for sale with net book value of $1.5 million, and fair value of $1.9 million was transferred to Cardinal and its equipment rigger, and we recognized a gain on disposal for the difference. Substantially all of the remaining machinery and equipment was transferred to Cardinal during the second quarter of 2018, which had a net book value of $3.2 million and fair value of $5.8 million. We recognized gains on disposals for the difference totaling $2.6 million during the three months ended June 30, 2018, classified within selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018.

The SA provides that the Company will purchase, and Cardinal will supply, all the Company’s requirements for certain glass components used in PGT-branded doors through the end of 2024. The terms of the manufacture by Cardinal and purchase by the Company of such glass components as to purchase orders, forecasts of purchases, pricing, invoicing, delivery and payment terms and other terms, are all as described in the SA. Early in the fourth quarter of 2017, we began purchasing and receiving glass components from Cardinal under the SA. At that time, we began amortizing the advance consideration received from Cardinal initially allocated to the SA and continued to amortize such advance consideration during the three and six months ended June 30, 2018, recognizing $702 thousand in the three months, and $1.4 million in the six months, of such gain amortization, classified as reductions to cost of sales in the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018, respectively. As of June 30, 2018, the remaining unamortized balance of $18.3 million is classified in the accompanying condensed consolidated balance sheet as $2.8 million within accrued liabilities and $15.5 million within other liabilities.

Aluminum Forward Contracts. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. At June 30, 2018, the fair value of our aluminum forward contracts was in a net liability position of $516 thousand. We had nineteen outstanding forward contracts for the purchase of 18.6 million pounds of aluminum through December 2019, at an average price of $1.00 per pound, which excludes the Midwest premium, with maturity dates of between one month and eighteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of June 30, 2018.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of June 30, 2018, that we expect will be reclassified to earnings within the next twelve months, will be approximately $224 thousand.

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended December 30, 2017. Except for the adoption of the guidance relating to revenue recognition pursuant to ASU 2014-09, there have been no changes to our critical accounting policies during the first half of 2018.

Recently Issued Accounting Pronouncements

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

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process. Since the end of our second quarter ended June 30, 2018, we entered into additional aluminum hedging instruments that settle at various times through December 2019. Combined with our forward-buy contracts for aluminum, which are not derivative financial instruments, but which provide us with protection from increases in aluminum prices, as of July 23, 2018, we are covered for approximately 58% of our anticipated needs through December 2019 at an average price of $1.16 per pound.

Regarding only our aluminum hedging instruments for the purchase of aluminum, as of July 23, 2018, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $2.6 million. This calculation utilizes our actual commitment of 28.1 million pounds under contract (to be settled through December 2019) and the market price of aluminum as of July 23, 2018. All calculations include estimates for the Midwest premium.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding as of the date of filing of this Quarterly Report on Form 10-Q, of $224.3 million, a 100 basis-point increase in our interest rate would result in approximately $2.2 million of additional interest costs annually.

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

Our operations are subject to a number of risks. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. The information presented below updates the risk factors set forth in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2017.

Risks Related to our Business

We are, and will be following the consummation of the acquisition of Western Window Systems (the “Western Window Acquisition”), subject to regional and national economic conditions.

The window and door industry is subject to many economic factors. Changes in macroeconomic conditions in our core markets and throughout the U.S. generally could negatively impact demand for our products as it has in the past, and macroeconomic forces, such as employment rates and the availability of credit could have an adverse effect on our sales and results of operations. In addition, the window and door industry is subject to the cyclical market pressures of the larger new construction and repair and remodeling markets. A decline in the economic environment or new home construction, as well as any other adverse changes in economic conditions, including demographic trends, employment levels, interest rates, and consumer confidence, could result in a decline in demand for, or adversely affect the pricing of, our products, which in turn could adversely affect our sales and results of operations.

We are, and will be following the consummation of the Western Window Acquisition, subject to fluctuations in the prices of our raw materials, which could have an adverse effect on our results of operations.

We experience significant fluctuations in the cost of our raw materials, including aluminum extrusion, vinyl extrusion, polyvinyl butyral and glass. We anticipate that these fluctuations will continue in the future. A variety of factors over which we have no control, including global demand for aluminum, fluctuations in oil prices, speculation in commodities futures and the creation of new laminates or other products based on new technologies impact the cost of raw materials that we purchase for the manufacture of our products. These factors may also magnify the impact of economic cycles on our business. In addition, the current Administration has taken actions to impose tariffs on foreign steel and aluminum, in an effort to limit the amounts of steel and aluminum coming into the U.S. These actions have had and could continue to have a negative impact on prices our suppliers pay for their materials, which has increased the cost of steel and aluminum to us. We may not be able to minimize our risk from price fluctuations and the adverse impact of these tariffs by entering into aluminum forward contracts to hedge these fluctuations in the purchase price of aluminum extrusion we use in production. Substantial, prolonged upward trends in aluminum prices could significantly increase the cost of the unhedged portions of our aluminum needs and have an adverse impact on our sales and results of operations.

We rely, and expect to continue to rely after the consummation of the Western Window Acquisition, on a limited number of outside suppliers for certain key components and materials.

We obtain a significant portion of our key raw materials, such as glass, aluminum and vinyl components, from a few key suppliers, and expect to continue to do so after the consummation of the Western Window Acquisition. If any of these suppliers is unable to meet its obligations under present or any future supply agreements, the agreements could be terminated or we may not be able to obtain certain raw materials on commercially reasonable terms and may suffer a significant interruption in our ability to manufacture our products, including because it may be difficult to find substitute or alternate suppliers as the glass and aluminum and vinyl extrusions we use are customized. A vendor may also choose, subject to existing contracts, to modify its relationship due to general economic concerns or concerns relating to the vendor or us, at any time. These modifications could include requirements from our suppliers that we provide them additional security in the form of prepayments or letters of credit.

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

We could experience a delay between the increased cost to us to obtain these raw materials, and our ability to increase the price of our products. If we are unable to pass on significant cost increases to our customers, our results of operations between periods may be negatively impacted. Any significant change in the terms that we have with our key suppliers or any interruption of supply or any price increase of raw materials could materially adversely affect our financial condition and liquidity.

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

Our operating results are substantially dependent on demand for our branded impact-resistant products and, after the consummation of the Western Window Acquisition, contemporary indoor/outdoor window and door systems.

A majority of our net sales are, and are expected to continue to be, derived from the sales of our branded impact-resistant products. After the consummation of the Western Window Acquisition, a significant amount of our net sales will also be substantially dependent on window and door systems for residential, commercial and multifamily markets. Accordingly, our future operating results will depend largely on the demand for our impact-resistant products by current and future customers, including additions to this product line that are subsequently introduced, as well as demand for the contemporary indoor/outdoor window and door systems sold by Western Window Systems. If our competitors release new products that are superior to our products in performance or price, or if we fail to update our impact-resistant products with any technological advances that are developed by us or our competitors or introduce new products in a timely manner, demand for our products may decline. In addition, the window and door industry can be subject to changing trends and consumer preferences. If we do not correctly gauge consumer trends for the contemporary indoor/outdoor window and door systems sold by Western Window Systems and respond appropriately, customers may not purchase our products and our brand names may be impaired. Even if we react appropriately to changes in trends and consumer preferences, consumers may consider our brands to be outdated or associate our brands with styles that are no longer popular or trend-setting. Any of these outcomes could create significant excess inventories for some products and missed opportunities for other products, which would have a material adverse effect on our brands, our business, results of operations and financial condition. A decline in demand for our impact-resistant products or the contemporary indoor/outdoor window and door systems sold by Western Window Systems as a result of competition, technological change, changes in consumer preferences or other factors could have a material adverse effect on our ability to generate sales, which would negatively affect results of operations.

Changes in building codes could reduce the demand for our impact-resistant windows and doors, which could have a material adverse effect on our financial condition, liquidity or results of operations.

The market for our impact-resistant windows and doors depends in large part on our ability to satisfy state and local building codes that require protection from wind-borne debris. If the standards in such building codes become more stringent, we may not be able to meet their requirements, and demand for our products could decline. Conversely, if the standards in such building codes are lowered or are not enforced in certain areas because of industry lobbying or otherwise, demand for our impact-resistant products may decrease. In addition, if states and regions that are affected by hurricanes but do not currently have such building codes fail to adopt and enforce hurricane protection building codes, our ability to expand our business in such markets may be limited. After the consummation of the Western Window Acquisition, we will also be subject to energy efficiency codes and performance standards in Colorado, California and other states where Western Window Systems operates, several of which are more stringent than those to which we have historically been subject. Any such changes in building codes or energy efficiency codes could lower the demand for our impact-resistant windows and doors, which could have a material adverse effect on our financial condition, liquidity or results of operations.

Our business currently is geographically concentrated in Florida and after the consummation of the Western Window Acquisition is expected to remain primarily concentrated in Florida.

Focusing operations into manufacturing locations in Florida optimizes manufacturing efficiencies and logistics, and we believe that a focused approach to growing our market share within our core wind-borne debris markets in Florida, from the Gulf Coast to the mid-Atlantic, and certain international markets, will maximize value and return. The inclusion in our operations of a manufacturing facility in Arizona after the consummation of the Western Window Acquisition will provide some geographic diversification, however we expect that the primary concentration of our business will continue to be in Florida and another prolonged decline in the economy of the state of Florida or of certain coastal regions, a change in state and local building code requirements for hurricane protection, or any other adverse condition in the state or certain coastal regions, could cause a decline in the demand for our products, which could have an adverse impact on our sales and results of operations.

We rely, and expect to continue to rely after the consummation of the Western Window Acquisition, on third party transportation, which subjects us to risks and costs that we cannot control, and which risks and costs may materially adversely affect our profitability.

We rely, and expect to continue to rely after the consummation of the Western Window Acquisition, on third party trucking companies to transport raw materials to the manufacturing facilities used by each of our businesses and, after the Western Window Acquisition, expect to rely more significantly on third party trucking companies, to ship finished products to customers. These transport operations are subject to various hazards and risks, including extreme weather conditions, work stoppages and operating hazards, as well as interstate transportation regulations. In addition, the methods of transportation we utilize may be subject to additional, more stringent and more costly regulations in the future. If we are delayed or unable to ship finished products or unable to obtain raw materials as a result of any such new regulations or public policy changes related to transportation safety, or these transportation companies fail to operate properly, or if there were significant changes in the cost of these services due to new or additional regulations, or otherwise, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship goods, which could result in a material adverse effect on our revenues and costs of operations. Transportation costs represent a significant part of our cost structure. If our transportation costs increased substantially, due to prolonged increases in fuel prices or otherwise, we may not be able to control them or pass the increased costs onto customers, which may materially adversely affect our profitability.

The homebuilding industry and the home repair and remodeling sector are subjection to regulation.

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

The industry in which we compete, and in which we expect to compete after the consummation of the Western Window Acquisition, is highly competitive.

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

Operation on multiple Enterprise Resource Planning (“ERP”) information systems, and the conversion from multiple systems to a single system, may negatively impact our operations.

We are, and will continue to remain after consummation of the Western Window Acquisition, highly dependent on our ERP information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. We currently operate on three ERP information systems. Since we must process and reconcile our information from multiple systems, the chance of errors is increased and, after the consummation of the Western Window Acquisition, may be further increased because we will then be operating on four different ERP systems, and we may incur significant additional costs related thereto. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to its ability to maintain its books and records and comply with regulatory requirements. Any of the foregoing could result in a material increase in information technology compliance or other related costs, and could materially negatively impact our operations. Following the consummation of the Western Window Acquisition, PGTI expects that it may transition all or a portion of its systems to one ERP system. The transition to a different ERP system involves numerous risks, including:

•	diversion of management’s attention away from normal daily business operations;

•	loss of, or delays in accessing data;

•	increased demand on its operations support personnel;

•	initial dependence on unfamiliar systems while training personnel to use new systems; and

•	increased operating expenses resulting from training, conversion and transition support activities.

Any of the foregoing could result in a material increase in information technology compliance or other related costs, and could materially negatively impact our operations.

We depend, and expect to continue to depend after the consummation of the Western Window Acquisition, on hiring an adequate number of hourly employees to operate our business and are subject to government regulations concerning these and our other employees, including wage and hour regulations.

Our workforce is comprised primarily of employees who work on an hourly basis, and we expect this to continue after the consummation of the Western Window Acquisition. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. In certain areas where we operate, there is significant competition for employees. The lack of availability of an adequate number of hourly employees, or our inability to attract and retain them, or an increase in wages and benefits to current employees, could adversely affect our business, results of operations, cash flows and financial condition. We are subject to applicable rules and regulations relating to our relationship with our employees, including wage and hour regulations, health benefits, unemployment and payroll taxes, overtime and working conditions and immigration status. Accordingly, federal, state or locally legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

We may be adversely affected by any disruptions to our manufacturing facilities or disruptions to our customer, supplier, or employee base.

Our manufacturing and operating facilities are currently located in Florida, which is a hurricane-sensitive area, and we will have an additional manufacturing facility in Arizona after the consummation of the Western Window Acquisition. In 2017 and 2018, Hurricane Irma significantly impacted our customers and markets. Any disruption to our facilities resulting from hurricanes and other weather-related events, fire, acts of terrorism, or any other cause could damage a significant portion of our inventory, affect our distribution of products, and materially impair our ability to manufacture our products and to distribute our products to customers. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, if there are disruptions to our customer and supplier base or to our employees caused by hurricanes, our business could be temporarily adversely affected by higher costs for materials, increased shipping and storage costs, increased labor costs, increased absentee rates, and scheduling issues. Furthermore, some of our direct and indirect suppliers have unionized work forces, and strikes, work stoppages, or slowdowns experienced by these suppliers could result in slowdowns or closures of their facilities. Any interruption in the production or delivery of our supplies could reduce sales of our products and increase our costs.

The nature of our business exposes us to, and the nature of the Western Window Systems business is expected to expose us to, product liability, warranty and other claims.

We are, and after the consummation of the Western Window Acquisition expect to be, from time to time, involved in product liability, product warranty and other claims relating to the products we manufacture and distribute that, if adversely determined, could adversely affect our financial condition, results of operations, and cash flows. In addition, we may be exposed to potential claims arising from the conduct of homebuilders and home remodelers and their sub-contractors. Although we believe we currently maintain what to be suitable and adequate insurance in excess of our self-insured amounts, we may not be able to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company.

We conduct, and expect to conduct after the Western Window Acquisition, all of our operations through our subsidiaries and rely on payments from our subsidiaries to meet all of our obligations.

We are a holding company and derive all of our operating income from our subsidiary, PGT Industries, Inc., and its subsidiaries, CGI, WinDoor and, after the consummation of the Western Window Acquisition, WWS Acquisition, LLC, doing business as Western Window Systems. All of our assets are held by our subsidiaries, and we rely on the earnings and cash flows of our subsidiaries to meet our obligations. The ability of our subsidiaries to make payments to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdictions of organization (which may limit the amount of funds available for distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, including our credit facilities, and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

We may be adversely impacted by the loss of sales or market share if we are unable to keep up with demand.

We are currently experiencing growth through higher sales volume and growth in market share and expect this to continue after the consummation of the Western Window Acquisition. To meet the increased demand, we have been, and expect to continue after the consummation of the Western Window Acquisition, hiring and training new employees for direct and indirect support and adding to our glass capacity. However, should we be unable to find and retain quality employees to meet demand, or should there be disruptions to the increase in capacity, we may be unable to keep up with our higher sales demand. If our lag time on delivery falls behind, or we are unable to meet customer timing demands, we could lose market share to competitors.

We may evaluate and engage in asset dispositions, acquisitions, joint ventures and other transactions that may impact our results of operations, and we may not achieve the expected results from these transactions.

From time to time, and subject to the agreements governing our then existing debt or otherwise, we may enter into agreements to and engage in business combinations, purchases of assets or contractual arrangements or joint ventures in addition to the transaction contemplated by the Western Window Acquisition, including in geographical areas outside the state of Florida, with which we do not have the level of familiarity that we have with the Florida market. In addition, some of those business acquisitions or combinations could involve a seller whose products may be different from the types of products we currently sell, and they could be products that are sold to different types of customers. Subject to the agreements governing our then existing debt or otherwise, some of these transactions may be financed with additional borrowings. The integration of any business we may acquire may be disruptive to us and may result in a significant diversion of management attention and operational resources. Additionally, we may suffer a loss of key employees, customers or suppliers, loss of revenues, increases in costs or other difficulties. If the expected revenue enhancement plans, strategies, goals, efficiencies and synergies from any such transactions are not fully realized, our results of operations could be adversely affected, because of the costs associated with such transactions or otherwise. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term. In addition, if the goodwill, indefinite-lived intangible assets, or other intangible assets that we have acquired or may acquire in the future are determined to be impaired, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined, which could be significant. The failure to realize the expected long-term benefits of any one or more of these transactions could have a material adverse effect on our financial condition or results of operations.

We are, and expect to be after the Western Window Acquisition, subject to potential exposure to environmental liabilities and are subject to environmental regulation.

We are, and expect to be after the Western Window Acquisition, subject to various federal, state, and local environmental laws, ordinances, and regulations. Although we believe that our facilities are in material compliance with such laws, ordinances, and regulations, as owners and lessees of real property, we can be held liable for the investigation or remediation of contamination on such properties, in some circumstances, without regard to whether we knew of or were responsible for such contamination. Remediation may be required in the future as a result of spills or releases of petroleum products or hazardous substances, the discovery of unknown environmental conditions, or more stringent standards regarding existing residual contamination. More burdensome environmental regulatory requirements may increase our general and administrative costs and may increase the risk that we may incur fines or penalties or be held liable for violations of such regulatory requirements.

Economic and credit market conditions impact our ability to collect receivables.

Economic and credit conditions can negatively impact our bad debt expense, which can adversely impact our results of operations. If economic and credit conditions deteriorate, we may experience difficulties collecting on our accounts receivable, increasing our days sales outstanding and base debts owed to us, which could adversely impact our results of operations and business.

Our substantial level of indebtedness could adversely affect our business and financial condition, and prevent us from meeting our debt obligations.

As of June 30, 2018 our total indebtedness was approximately $224.3 million, and we had an additional $38.8 million available for borrowing under our existing senior secured credit facilities. In addition, we expect to incur additional indebtedness in connection with the consummation of the Western Window Acquisition.

This high level of indebtedness could have important consequences for you, including:

•	increasing our vulnerability to adverse economic, industry, or competitive developments;

•	requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates to the extent of any future borrowings, including borrowings under the existing senior secured credit facilities;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the existing senior secured credit facilities and the notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing the notes and the agreements governing such other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product and service development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage may prevent us from exploiting.

Despite our indebtedness level, we and our subsidiaries will still be able to incur substantial additional amounts of debt, including secured debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries will still be able to incur substantial additional indebtedness in the future. Although the indenture governing the notes and the existing senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would increase. In addition, the indenture governing the notes and the existing senior secured credit facilities will not prevent us from incurring obligations that do not constitute prohibited indebtedness thereunder.

Risks Related to the Western Window Acquisition

The Western Window Acquisition, if consummated, will create numerous risks and uncertainties which could adversely affect our business and results of operations.

After consummation of the Western Window Acquisition, we will have significantly more sales, assets and employees than we did prior to the transaction. The integration process will require us to expend significant capital and significantly expand the scope of our operations and financial systems beyond impact-resistant windows and doors. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of our impact-resistant windows and doors business and the contemporary indoor/outdoor window and door business of Western Window Systems. There is a significant degree of difficulty and management involvement inherent in that process.

These difficulties include:

•	integrating the operations of the Western Window Systems business while carrying on the ongoing operations of our impact-resistant window and doors business;

•	managing a significantly larger company than before consummation of the Western Window Acquisition;

•	the possibility of faulty assumptions underlying our expectations regarding the integration process, including, among other things, our ability to attract dealers to the Western Window Systems business in existing and new geographic areas and expand the contemporary indoor/outdoor designs of Western Window Systems to multi-family and commercials markets;

•	the effects of unanticipated liabilities;

•	coordinating a more diversified business and two businesses located in different geographic locations;

•	integrating two separate business cultures, which may prove to be incompatible;

•	attracting and retaining the necessary personnel associated with the business of Western Window Systems following the Western Window Acquisition;

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and

•	integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems.

Following the consummation of the Western Window Acquisition, we will also assume oversight over certain remedial accounting actions being taken at Western Window Systems as a result of the identification of material weaknesses in Western Window System’s internal controls over financial reporting during the fiscal 2017 audit relating to (i) Western Window Systems’ controls to ensure vendor statements are received by Western Window Systems and (ii) Western Window Systems’ controls regarding year-end physical inventory count. As a private company, Western Window Systems was not required to obtain an audit of its internal controls or otherwise have such internal controls assessed, except to the extent required in connection with audits pursuant to GAAP; however, following the consummation of the Western Window Acquisition, the financial systems of Western Window Systems will be integrated into our financial system and subject to the internal control audit required with respect to PGTI as a public company. Western Window Systems has initiated a plan to remediate the material weakness described above. However, we can give no assurance that these measures will remediate the material weaknesses or that additional material weaknesses will not arise after the consummation of the Western Window Acquisition. Any failure to remediate these material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.

If any of these factors limits our ability to integrate the Western Window Systems business into our operations successfully or on a timely basis, the expectations of future results of operations, including certain synergies expected to result from the Western Window Acquisition, might not be met. As a result, we may not be able to realize the expected benefits that we seek to achieve from the Western Window Acquisition, which could also affect our ability to service our debt obligations, including the notes. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business, including efforts to further expand our product portfolio.

If we do not realize the expected benefits, including synergies, from the Western Window Acquisition, if consummated, our business and results of operations will suffer.

There is no assurance that the Western Window Systems business will be successfully or cost-effectively integrated into our existing business. The process of integrating the business operations may cause an interruption of, or loss of momentum in, the activities of our historical business after consummation of the Western Window Acquisition. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and its liquidity, results of operations and financial condition may be materially adversely impacted. In addition, following the consummation of the Western Window Acquisition as we undertake integration activities, we may identify additional risks and uncertainties not yet known to us.

Even if we are able to successfully combine the two business operations, it may not be possible to realize the full benefits of the increased sales volume and other benefits, including the expected synergies, that are expected to result from the Western Window Acquisition, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Western Window Acquisition may be offset by costs incurred or delays in integrating the companies. Our expected cost savings, as well as any revenue or other synergies, are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control. If we fail to realize the benefits it anticipates from the Western Window Acquisition, our liquidity, results of operations or financial condition may be adversely affected.

The consummation of the Western Window Acquisition is subject to a number of closing conditions, some of which are out of our control. Further, if the Western Window Acquisition is consummated, our post-closing recourse is limited.

The sellers’ liability with respect to breaches of their representations and warranties under the Acquisition Agreement is limited. In addition, as part of the Western Window Acquisition, we will assume certain liabilities of Western Window Systems. There may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations into Western Window Systems. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. As Western Window Systems is integrated, we may learn additional information about Western Window Systems, such as unknown or contingent liabilities and issues relating to compliance with applicable laws, that could potentially have an adverse effect on our business, financial condition and results of operations. Under the Acquisition Agreement, sellers will only be liable for certain breaches of fundamental and other specified representations, warranties and covenants when the aggregate damages arising out of any such breaches exceed specified dollar thresholds and otherwise exceed any recovery under the representation and warranty insurance policy we obtained in connection with the Western Window Acquisition. Accordingly, we may not be able to enforce any claims against the sellers including any claims relating to breaches of such representations and warranties. If we become aware of previously unknown liabilities after the consummation of the Western Window Acquisition, we may not be entitled to sufficient, or any, indemnification or recourse from the sellers or our representation and warranty insurance policy, which could have a material adverse impact on our business and results of operations.

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

PGT INNOVATIONS, INC.
(Registrant)

Date: July 30, 2018	/s/ Brad West
Brad West
Chief Financial Officer and Senior Vice President