Form 10-Q
period 2018-09-29
PGT Innovations, Inc.
filed 2018-11-01
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-37971

PGT Innovations, Inc.

1070 Technology Drive

North Venice, FL 34275

Registrant’s telephone number: 941-480-1600

State of Incorporation	IRS Employer Identification No.
Delaware	20-0634715

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $0.01 par value, outstanding was 57,940,088 shares, as of October 31, 2018.

PGT INNOVATIONS, INC.

Form 10-Q for the Three and Nine Months Ended September 29, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net sales	$199,084	$126,876	$508,606	$376,981
Cost of sales	126,086	87,128	330,888	260,941

Gross profit	72,998	39,748	177,718	116,040
Selling, general and administrative expenses	44,055	24,950	105,293	72,385
Gains on transfers of assets	—	—	(2,551)	—

Income from operations	28,943	14,798	74,976	43,655
Interest expense, net	11,741	5,514	19,393	14,992
Debt extinguishment costs	296	—	3,375	—

Income before income taxes	16,906	9,284	52,208	28,663
Income tax expense	3,335	2,992	8,749	9,117

Net income	$13,571	$6,292	$43,459	$19,546

Net income per common share:
Basic	$0.26	$0.13	$0.86	$0.40

Diluted	$0.26	$0.12	$0.83	$0.38

Weighted average shares outstanding:
Basic	51,682	49,629	50,619	49,455

Diluted	53,068	51,809	52,378	51,670

Comprehensive income	$13,131	$6,292	$42,635	$19,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$32,159	$34,029
Accounts receivable, net	92,537	60,308
Inventories	46,477	37,816
Contract assets, net	14,026	—
Prepaid expenses	3,578	2,490
Other current assets	9,112	9,873

Total current assets	197,889	144,516
Property, plant and equipment, net	113,076	84,133
Trade name and other intangible assets, net	275,917	115,043
Goodwill	272,439	108,060
Other assets, net	1,217	1,367

Total assets	$860,538	$453,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$69,943	$41,085
Current portion of long-term debt	238	294

Total current liabilities	70,181	41,379
Long-term debt, less current portion	373,910	212,679
Deferred income taxes	23,136	22,772
Other liabilities	16,963	964

Total liabilities	484,190	277,794

Shareholders’ equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 60,570 and 52,486 shares issued and 57,915 and 49,805 shares outstanding at September 29, 2018 and December 30, 2017, respectively	605	525
Additional paid-in-capital	408,700	252,275
Accumulated other comprehensive loss	(824)	—
Accumulated deficit	(19,374)	(64,716)

Shareholders’ equity	389,107	188,084
Less: Treasury stock at cost	(12,759)	(12,759)

Total shareholders’ equity	376,348	175,325

Total liabilities and shareholders’ equity	$860,538	$453,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(unaudited)
Cash flows from operating activities:
Net income	$43,459	$19,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,724	9,502
Amortization	6,126	4,818
Provision for allowance for doubtful accounts	1,017	249
Stock-based compensation	2,543	1,568
Amortization and write-offs of deferred financing costs and debt discount	7,086	3,065
Debt extinguishment costs	3,375	—
Gains on transfers and disposals of assets	(2,611)	(59)
Change in operating assets and liabilities (net of effects of acuqisitions):
Accounts receivable	(27,598)	(15,644)
Inventories	(1,723)	(8,620)
Contract assets, net, prepaid expenses, other current and other assets	(4,448)	(261)
Accounts payable, accrued and other liabilities	27,602	20,506

Net cash provided by operating activities	64,552	34,670

Cash flows from investing activities:
Purchases of property, plant and equipment	(21,740)	(9,650)
Business acquisition	(355,213)	—
Proceeds from transfers and disposals of assets	5,866	59

Net cash used in investing activities	(371,087)	(9,591)

Cash flows from financing activities:
Proceeds from issuance of senior notes	315,000	—
Proceeds from issuance of common stock	152,653	—
Payments of long-term debt	(152,220)	(20,062)
Payments of financing costs	(12,066)	—
Taxes paid relating to shares withheld on employee equity awards	(637)	(181)
Proceeds from exercise of stock options	1,928	681
Proceeds from issuance of common stock under employee stock purchase plan	18	23
Other	(11)	(23)

Net cash provided by (used in) financing activities	304,665	(19,562)

Net (decrease) increase in cash and cash equivalents	(1,870)	5,517
Cash and cash equivalents at beginning of period	34,029	39,210

Cash and cash equivalents at end of period	$32,159	$44,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT Innovations, Inc. and its direct and indirect wholly-owned subsidiaries, including, PGT Industries, Inc., CGI Window and Door Holdings, Inc. (“CGI”), CGI Commercial, Inc. (“CGIC”), WinDoor, Incorporated, Coyote Acquisition Co. and WWS Acquisition LLC (formerly known as GEF WW Parent LLC) (collectively, the “Company”), after elimination of intercompany accounts and transactions.

On August 13, 2018, PGT Innovations, Inc. completed the acquisition (the “WWS acquisition”) of GEF WW Parent LLC (now known as WWS Acquisition LLC) (“Western Window Systems” or “WWS”) and its subsidiaries pursuant to that certain purchase agreement (“PA”), dated as of July 24, 2018, by and among the Company, Coyote Acquisition Co., WWS, WWS Blocker LLC, various entities that collectively owned all the equity interests of WWS and a seller representative. Headquartered in Phoenix, Arizona, Western Window Systems designs and manufactures award winning contemporary door and window systems that unify indoor/outdoor living for the residential, commercial and multi-family markets. As a result of the PA, WWS became a wholly-owned subsidiary of PGT Innovations, Inc. and its accounts are reflected in these financial statements as of and from August 13, 2018. The purchase price paid to the sellers at the closing was $355.2 million, which has been preliminarily allocated to the net assets acquired and liabilities assumed as of the acquisition date, in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. For a more detailed discussion of this WWS acquisition, see Note 6 herein. As a result of the WWS acquisition and the expansion of our geographical footprint, we are in the process of analyzing the impact of this acquisition, if any, on the determination of our reportable segments under ASC 280, “Segment Reporting.”

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period is not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of the Company’s fiscal quarters ended September 29, 2018, and September 30, 2017, consisted of 13 weeks.

The condensed consolidated balance sheet as of December 30, 2017, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 30, 2017, and the unaudited condensed consolidated financial statements as of and for the period ended September 29, 2018, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 30, 2017, included in the Company’s most recent Annual Report on Form 10-K. Except for the adoption of the guidance relating to revenue from contracts with customers discussed below, the accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments under ASU 2017-12 refine and expand hedge accounting requirements for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 was effective for us in the first quarter of 2019, but we elected to early-adopt this guidance effective on December 31, 2017, the first day of our 2018 fiscal year. During the three and nine months ended September 29, 2018, we entered into several aluminum forwards contracts which we have designated as cash flow hedges and are accounting for as derivative financial instruments to which we are applying the provisions of ASU 2017-12. For additional information, see Note 13.

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

The following tables reconcile the balances as presented as of and for the three and nine months ended September 29, 2018 to the balances prior to the adjustments made to implement the new revenue recognition standard for the same period, for the accompanying condensed consolidated statement of comprehensive income, and the condensed consolidated balance sheet. Adoption of the revenue recognition standard did not impact our cash from operating, investing, or financing activities on our condensed consolidated statements of cash flows. (in thousands, except per share amounts):

	Three Months Ended September 29, 2018
	As	Impact of	Previous
	Presented	ASU 2014-09	Standard
Net sales	$199,084	$(1,956)	$197,128
Cost of sales	126,086	(664)	125,422

Gross profit	72,998	(1,292)	71,706
Selling, general and administrative expenses	44,055	(208)	43,847

Income from operations	28,943	(1,084)	27,859
Interest expense, net	11,741	—	11,741
Debt extinguishment costs	296	—	296

Income before income taxes	16,906	(1,084)	15,822
Income tax expense	3,335	(283)	3,052

Net income	$13,571	$(801)	$12,770

Basic	$0.26		$0.25

Diluted	$0.26		$0.24

Comprehensive income	$13,131	$(801)	$12,330

	Nine Months Ended September 29, 2018
	As	Impact of	Previous
	Presented	ASU 2014-09	Standard
Net sales	$508,606	$(4,908)	$503,698
Cost of sales	330,888	(2,550)	328,338

Gross profit	177,718	(2,358)	175,360
Selling, general and administrative expenses	105,293	(393)	104,900
Gains on transfers of assets	(2,551)	—	(2,551)

Income from operations	74,976	(1,965)	73,011
Interest expense, net	19,393	—	19,393
Debt extinguishment costs	3,375	—	3,375

Income before income taxes	52,208	(1,965)	50,243
Income tax expense	8,749	(508)	8,241

Net income	$43,459	$(1,457)	$42,002

Basic	$0.86		$0.83

Diluted	$0.83		$0.80

Comprehensive income	$42,635	$(1,457)	$41,178

	At September 29, 2018
	As Presented	Impact of ASU 2014-09	Previous Standard
Cash and cash equivalents	$32,159	$—	$32,159
Accounts receivable, net	92,537	—	92,537
Inventories	46,477	8,611	55,088
Contract assets, net	14,026	(14,026)	—
Prepaid expenses	3,578	—	3,578
Other current assets	9,112	508	9,620

Total current assets	197,889	(4,907)	192,982
Property, plant and equipment, net	113,076	—	113,076
Trade name and other intangible assets, net	275,917	—	275,917
Goodwill	272,439	533	272,972
Other assets, net	1,217	—	1,217

Total assets	$860,538	$(4,374)	$856,164

Accounts payable and accrued liabilities	$69,943	$(387)	$69,556
Current portion of long-term debt	238	—	238

Total current liabilities	70,181	(387)	69,794
Long-term debt, less current portion	373,910	—	373,910
Deferred income taxes	23,136	(647)	22,489
Other liabilities	16,963	—	16,963

Total liabilities	484,190	(1,034)	483,156

Total shareholders’ equity	376,348	(3,340)	373,008

Total liabilities and shareholders’ equity	$860,538	$(4,374)	$856,164

Amounts in the tables above presented under “Previous Standard” represent balances as-if ASU 2014-09 had not been adopted, which primarily reflects finished goods and certain unused glass components directly attributable to noncancelable sales orders and with no alternative future use, and therefore recognized as revenue over time under the new standard but still classified in inventory under the previous standard, and no net contract assets on the condensed consolidated balance sheet.

Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was subsequently amended by ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU 2018-10, “Codification Improvements to Topic 842, Leases”; and ASU 2018-11, “Targeted Improvements”. The new standard requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on December 30, 2018 (the first day of our 2019 fiscal year), with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date, or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on December 30, 2018 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods prior to December 30, 2018. The new standard provides a number of optional practical expedients in transition. We expect to elect some or all of the new standard’s available transition practical expedients, which we are continuing to evaluate.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify, primarily our vehicle and office equipment leases. This means, for those leases that qualify, we will not recognize right-of-use assets or lease liabilities, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

We expect that this standard will have a material effect on our financial position. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on our balance sheet for our real estate operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption. On adoption, we currently expect to recognize additional operating liabilities with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

Intangibles

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)”. The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company will early-adopt this guidance in the fourth quarter of 2018. The effects of this standard on our financial position, results of operations or cash flows are not expected to be material.

Fair Value Measurement Disclosures

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of this guidance on its fair value disclosures.

NOTE 2. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

New Revenue Recognition Accounting Policy

The Company is a manufacturer of fully-customized windows and doors, and manufactures products based on design specifications, measurements, colors, finishes, framing materials, glass-types, and other options selected by the customer at the point in time an order is received from the customer. The Company has an enforceable right to payment at the time an order is received and accepted at the agreed-upon sales prices contained in our agreements with our customers for all manufacturing efforts expended by the Company on behalf of its customers. Due to the customized build-to-order nature of the Company’s products, the Company’s assessment is that all its finished goods and certain unused glass components have no alternative use, and that control of these products and components passes to the customer over time during the manufacturing of the products in an order, or upon our receipt of certain pre-cut glass components from our supplier attributed to specific customer orders. Based on these factors, the Company recognizes revenue over time during the manufacturing process, and for certain unused glass components on hand, at the end of a reporting period.

Revenue recognized over time on products during the manufacturing process is based on the per-unit agreed-upon sales prices contained in our agreements with our customers, applied to each completed unit of unshipped finished product on hand at the end of the reporting period. Revenue on unused glass components on hand at the end of a reporting period is based on an allocation of the agreed-upon per-unit sales price contained in our agreements to which each glass component on hand relates, based on an estimate of the percentage of which the cost of the glass component is of the estimated total cost of the finished product.

Disaggregation of Revenue from Contracts with Customers

The following table provides information about our revenue differentiated based on product category (dollars in millions):

	Three Months Ended
	September 29, 2018
	Sales	% of sales
Product category:
Impact-resistant windows and door products	$158.3	79.5%
Non-Impact window and door products	40.8	20.5%

Total net sales	$199.1	100.0%

	Nine Months Ended
	September 29, 2018
	Sales	% of sales
Product category:
Impact-resistant window and door products	$425.6	83.7%
Non-impact window and door products	83.0	16.3%

Total net sales	$508.6	100.0%

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities as reflected in the table below are customer deposits on orders related to contract assets.

The following table provides information about contract asset and liability balances as of and for the three and nine months ended September 29, 2018, and as of December 31, 2017, the first day of our 2018 fiscal year and the date of our adoption of ASU 2014-09 (in thousands):

			Contract
	Contract	Contract	Assets,
Three months ended September 29, 2018:	Assets	Liabilities	Net
At September 29, 2018	$14,670	$(644)	$14,026
Less: Acquired with WWS on August 13, 2018	1,058	(168)	890
Less: At June 30, 2018	11,656	(644)	11,012

Net increase	$1,956	$168	$2,124

			Contract
	Contract	Contract	Assets,
Nine months ended September 29, 2018:	Assets	Liabilities	Net
At September 29, 2018	$14,670	$(644)	$14,026
Less: Acquired with WWS on August 13, 2018	1,058	(168)	890
Less: At December 31, 2017	8,704	(528)	8,176

Net increase	$4,908	$52	$4,960

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

The newly adopted revenue guidance provides for a practical expedient which permits expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to employees. We continue to expense sales commissions paid to employees as sales are recognized, including sales from the creation of contract assets, as the expected amortization period is less than one year. Our unsatisfied performance obligations as of September 29, 2018, total $104 million, and is composed of confirmed, non-cancellable orders which are scheduled for production and for which the customer has an obligation to pay.

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

During the three months ended September 29, 2018, we recorded warranty expense at a rate of approximately 1.7% of sales, which decreased from the rate in the third quarter of 2017 of 2.0% of sales. During the nine months ended September 29, 2018, we recorded warranty expense at a rate of approximately 1.7% of sales, which decreased from the rate in the first nine months of 2017 of 2.3% of sales. We believe the decrease in warranty expense as a percentage of sales was the result of our workforce becoming more seasoned through experience and training, as well as a change in our warranty profile on PGT-branded door glass components produced by Cardinal as part of the Supply Agreement, described in Note 8, on which they provide the warranty coverage.

The following table summarizes: current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three and nine months ended September 29, 2018, and September 30, 2017. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

	Beginning		Charged			End of
Accrued Warranty	of Period	Acquired	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended September 29, 2018	$5,368	$509	$3,307	$(21)	$(3,129)	$6,034
Three months ended September 30, 2017	$5,679	$—	$2,593	$46	$(2,412)	$5,906
Nine months ended September 29, 2018	$5,386	$509	$8,524	$(229)	$(8,156)	$6,034
Nine months ended September 30, 2017	$5,569	$—	$8,681	$(18)	$(8,326)	$5,906

NOTE 4. INVENTORIES

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited finished goods inventory since the substantial majority of our products are custom, made-to-order and the revenue on these products, as well as the related cost, has been fully recognized upon completion of the manufacturing process. Finished goods inventory, and work-in-progress costs include direct materials, direct labor, and overhead. All inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inventories consisted of the following:

	September 29,	December 30,
	2018	2017
	(in thousands)
Raw materials	$42,924	$30,139
Work-in-progress	3,348	2,506
Finished goods	205	5,171

	$46,477	$37,816

NOTE 5. STOCK BASED-COMPENSATION

Exercises

For the three months ended September 29, 2018, there were 183,808 options exercised at a weighted average exercise price of $2.00 per share. For the nine months ended September 29, 2018, there were 964,780 options exercised at a weighted average exercise price of $2.00 per share.

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

Stock Compensation Expense

On July 2, 2018, we granted 24,590 shares of the Company’s common stock to employees of the Company who do not participate in the Company’s other incentive compensation programs. The intent of the grant was to foster a sense of ownership in the Company by employees other than those who participate in the Company’s long-term equity incentive program. Each employee that participated in this grant received ten shares of the Company’s common stock, with full rights of ownership, including dispositive rights. The award had a fair value on the grant date of was $20.85 per share based on the closing New York Stock Exchange market price of the common stock on the business day prior to the day the award was granted. The resulting total fair value of the grant of $0.5 million was recognized as stock-based compensation expense classified as selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 29, 2018, as well as common stock at par value and additional paid-in capital in the accompanying condensed consolidated balance sheet at September 29, 2018.

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. In addition to the employee stock grant in 2018 discussed above, we recorded compensation expense for stock-based awards of $0.8 million for the three months ended September 29, 2018, and $0.5 million for the three month ended September 30, 2017. In addition to the employee stock grant in 2018 discussed above, we recorded compensation expense for stock-based awards of $2.0 million for the nine months ended September 29, 2018, and $1.6 million for the nine months ended September 30, 2017. As of September 29, 2018, there was $3.3 million of total unrecognized compensation cost related primarily to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.6 years at September 29, 2018.

NOTE 6. ACQUISITION

WESTERN WINDOW SYSTEMS

Preliminary purchase price allocation

On August 13, 2018 (the “closing date”), we completed the acquisition of Western Window Systems (“WWS”), which became a wholly-owned subsidiary of PGT Innovations, Inc. The fair value of consideration transferred in the acquisition was $355.2 million. The acquisition was financed with proceeds of $315.0 million from the issuance of the 2018 Senior Notes, and with $40.2 million in cash on hand. See Note 10 for a discussion of the 2018 Senor Notes.

The preliminary estimated fair value of assets acquired, and liabilities assumed as of the closing date, are as follows:

Preliminary Estimate
Accounts and notes receivable	$7,555
Inventories	12,580
Contract assets, net	890
Prepaid expenses and other assets	1,190
Property and equipment	16,416
Intangible assets	167,000
Goodwill	164,379
Accounts payable	(5,622)
Accrued and other liabilities	(9,175)

Purchase price	$355,213

Consideration:
Cash	$355,213

Total fair value of consideration	$355,213

The fair value of certain working capital related items, including accounts receivable, prepaid expenses, and accounts payable and accrued liabilities, approximated their book values at the date of acquisition. The fair value of inventory was estimated by major category, at net realizable value. The substantial majority of inventories at the acquisition date was composed of raw materials.

The fair value of property and equipment and remaining useful lives were estimated by management, with the assistance of a third-party valuation firm, using the cost approach. Valuations of the intangible assets (See Note 9) were done using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs.

Acquisition costs totaling $2.8 million and $3.8 million are included in selling, general, and administrative expenses on the condensed consolidated statement of operations for the three and nine months ended September 29, 2018, respectively, and relate to legal expenses, representations and warranties insurance, diligence, accounting and printing services.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, has been preliminarily determined to be $164.4 million, a significant portion of which is expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through additional sales channel opportunities as well as penetration of a new geographic market with enhanced opportunities for cross-selling of our multiple brands in all markets. If our preliminary value of assets and liabilities changes, there will be an equal and offsetting change to the recorded goodwill.

The PA has a post-closing working capital calculation whereby we are required to prepare, and deliver to the sellers, a final statement of purchase price, including our calculation of the amount we find net working capital actually to have been as of the closing date. We are currently preparing our calculation of closing date net working capital, as defined in the PA.

Net sales and net income included in the consolidated condensed statements of comprehensive income for the three and nine months ended September 29, 2018, from WWS from the August 13, 2018 acquisition date was $18.7 million and $2.3 million, respectively.

Preliminary valuation of identified intangible assets

We are in the process of finalizing the valuation of the identifiable intangible assets acquired in the WWS acquisition. The preliminary values and our estimate of their respective useful lives are as follows:

	Preliminary Valuation Amount	Initial Useful Life (in years)
(in thousands)
Trade names	$73,000	indefinite
Customer relationships	94,000	10

Other intangible assets, net	$167,000

Pro forma financial information

The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of the earliest period presented that does not include WWS’s actual results for the entire period. Pro forma results have been prepared by adjusting our historical results to include the results of WWS adjusted for the following: amortization expense related to the amortizable intangible assets arising from the acquisition, interest expense to reflect the 2018 Senior Notes issued in connection with the acquisition. The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net sales	$213,039	$150,853	$585,586	$451,445

Net income	$12,222	$3,097	$39,933	$11,397

Net income per common share:
Basic	$0.24	$0.06	$0.79	$0.23

Diluted	$0.23	$0.06	$0.76	$0.22

NOTE 7. NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

There were no anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three and nine months ended September 29, 2018, and for the three months ended September 30, 2017. The nine months ended September 30, 2017, excludes 20 thousand underlying securities because their effects were anti-dilutive.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income	$13,571	$6,292	$43,459	$19,546

Weighted-average common shares - Basic	51,682	49,629	50,619	49,455
Add: Dilutive effect of stock compensation plans	1,386	2,180	1,759	2,215

Weighted-average common shares - Diluted	53,068	51,809	52,378	51,670

Net income per common share:
Basic	$0.26	$0.13	$0.86	$0.40

Diluted	$0.26	$0.12	$0.83	$0.38

NOTE 8. SALE OF ASSETS

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

Cardinal paid us $3.0 million in cash on November 1, 2017, $10.0 million in cash on January 16, 2018, and $14.8 million on June 8, 2018, pursuant to the APA. The total proceeds received of $27.8 million was $0.2 million less than the $28.0 million as specified in the APA as we retained certain assets that were initially identified for transfer. On December 15, 2017, machinery and equipment classified as assets held for sale with net book value of $1.5 million, and fair value of $1.9 million was transferred to Cardinal and their equipment rigger, and we recognized a gain for the difference. Substantially all of the remaining machinery and equipment was transferred to Cardinal during the second quarter of 2018, which had a net book value of $3.2 million and fair value of $5.8 million. We recognized gains on disposals for the difference totaling $2.6 million during the nine months ended September 29, 2018, classified as a separate line item in the accompanying condensed consolidated statements of comprehensive income for the nine months ended September 29, 2018.

The SA provides that the Company will purchase, and Cardinal will supply, all the Company’s requirements for certain glass components used in PGT-branded doors through the end of 2024. The terms of the manufacture by Cardinal and purchase by the Company of such glass components as to purchase orders, forecasts of purchases, pricing, invoicing, delivery and payment terms and other terms, are all as described in the SA. Early in the fourth quarter of 2017, we began purchasing and receiving glass components from Cardinal under the SA. At that time, we began amortizing the advance consideration received from Cardinal initially allocated to the SA and continued to amortize such advance consideration during the three and nine months ended September 29, 2018, recognizing $702 thousand in the three months, and $2.1 million in the nine months, of such gain amortization, classified as reductions to cost of sales in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 29, 2018, respectively. As of September 29, 2018, the remaining unamortized balance of $17.4 million is classified in the accompanying condensed consolidated balance sheet as $2.8 million within accrued liabilities and $14.6 million within other liabilities.

NOTE 9. GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

Goodwill, trade names, and other intangible assets, net, are as follows:

			Initial
	September 29,	December 30,	Useful Life
	2018	2017	(in years)
	(in thousands)
Goodwill	$272,439	$108,060	indefinite

Trade names and other intangible assets:
Trade names	$148,841	$75,841	indefinite

Customer relationships	200,647	106,647	3-10
Developed technology	3,000	3,000	9-10
Non-compete agreement	1,668	1,668	2-5
Software license	590	590	2
Less: Accumulated amortization	(78,829)	(72,703)

Subtotal	127,076	39,202

Other intangible assets, net	$275,917	$115,043

Goodwill at December 30, 2017	$108,060
Increase in goodwill from allocation of WWS purchase price	164,379

Goodwill at September 29, 2018	$272,439

Tradenames at December 30, 2017	$75,841
Increase in tradenames from the acquisition of WWS	73,000

Tradenames at September 29, 2018	$148,841

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2018	$4,073
2019	15,830
2020	15,859
2021	15,374
2022	14,515
Thereafter	61,425

Total	$127,076

NOTE 10. LONG-TERM DEBT

	September 29,	December 30,
	2018	2017
	(in thousands)
2018 Senior Notes due 2026	$315,000	$—
Term loan payable under the 2016 Credit Agreement	71,975	223,975
Other debt	238	458
Fees, costs and original issue discount	(13,065)	(11,460)

Long-term debt	374,148	212,973
Less current portion of long-term debt	(238)	(294)

Long-term debt, less current portion	$373,910	$212,679

2018 Senior Notes

On August 10, 2018, through a special-purpose wholly-owned finance subsidiary (the “Escrow Issuer”), we completed the issuance of $315.0 million aggregate principal amount of 6.75% senior notes (“2018 Senior Notes”), issued at 100% of their principal amount. The 2018 Senior Notes were issued to finance, together with cash on hand, the WWS acquisition. See Note 6 for further discussion. The Escrow Issuer merged with and into the Company on the closing date of the acquisition, and PGT Innovations, Inc. became the primary obligor under the 2018 Senior Notes. The 2018 Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future restricted subsidiaries, other than any restricted subsidiary of the Company that does not guarantee the existing senior secured credit facilities or any permitted refinancing thereof. The 2018 Senior Notes are senior unsecured obligations of the Company and the guarantors, respectively, and rank pari passu in right of payment with all existing and future senior debt and senior to all existing and future subordinated debt of the Company and the guarantors. The 2018 Senior Notes were offered under Rule 144A of the Securities Act, and in transactions outside the United States under Regulation S of the Securities Act, and have not been, and will not be, registered under the Securities Act.

The 2018 Senior Notes mature on August 10, 2026. Interest on the 2018 Senior Notes is payable semi-annually, in arrears, beginning on February 1, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes totaling $10.4 million, which is being amortized under the effective interest method. See “Deferred Financing Costs” below. As of September 29, 2018, the face value of debt outstanding under the 2018 Senior notes was $315.0 million, and accrued interest totaled $3.0 million.

The indenture for the 2018 Senior Notes give us the ability to optionally redeem some or all of the 2018 Senior Notes at the redemption prices and on the terms specified in the indenture governing the 2018 Senior Notes. The indenture governing the 2018 Senior Notes does not require us to make any mandatory redemptions or sinking fund payments. However, upon the occurrence of a change of control, as defined in the indenture, the Company is required to offer to repurchase the notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture for the 2018 Senior Notes includes certain covenants limiting the ability of the Company and any guarantors to, (i) incur additional indebtedness; (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; (iii) enter into agreements that restrict distributions from restricted subsidiaries; (iv) sell or otherwise dispose of assets; (v) enter into transactions with affiliates; (vi) create or incur liens; merge, consolidate or sell all or substantially all of the Company’s assets; (vii) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; and (viii) designate the Company’s subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.

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

In connection with the Second Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement, which resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders. Additionally, at the time of the issuance of the 2018 Senior Notes, certain existing lenders reduced their positions in the revolving credit portion of the 2016 Credit Agreement, which resulted in the write-offs of the deferred financing costs allocated to these lenders. As such, write-offs totaling $3.4 million is classified as debt extinguishment costs in the accompanying condensed consolidated statement of comprehensive income for the nine months ended September 29, 2018, including $296 thousand during the three months ended September 29, 2018.

Regarding the first amendment as described above, as there were no changes in lender positions, this action did not result in any modifications or extinguishments of debt. Therefore, there was no charge for debt extinguishment costs in the nine months ended September 30, 2017.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement was 5.76% as of September 29, 2018, and was 5.75% at December 30, 2017.

We also pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit. As of September 29, 2018, there were $1.2 million of letters of credit outstanding and $38.8 million available under the revolver.

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to trailing EBITDA, each as defined in the 2016 Credit Agreement). That covenant is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of September 29, 2018, no such test is required as we have not exceeded 20% of our revolving capacity. We believe that our total net leverage ratio during the third quarter of 2018 was in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of September 29, 2018, we were in compliance with all affirmative and restrictive covenants.

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

On September 18, 2018, contemporaneously with the 2018 Equity Issuance, we prepaid $152.0 million of borrowings outstanding under the term loan portion of the 2016 Credit Agreement. See Note 16 for a discussion of the 2018 Equity Issuance. As of September 29, 2018, the principal amount of debt outstanding under the 2016 Credit Agreement was $72.0 million, and accrued interest was $0.6 million. Interest expense, net, in the condensed consolidated statements of comprehensive income in the three and nine months ended September 29, 2018 includes $5.3 million of accelerated amortization of lenders fees and discount relating to the prepayment of $152.0 million of borrowings under the term loan portion of the 2016 Credit Agreement we made on September 18, 2018.

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees and discount for the nine months ended September 29, 2018, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$11,460
Less: Amortization expense relating to 2016 Credit Agreement	(1,666)
Add: Second amendment of 2016 Credit Agreement refinancing costs	1,687
Less: Debt extinguishment costs relating to second amendment and revolver repositionings	(3,375)
Add: 2018 Senior Notes deferred financing costs	10,379
Less: Amortization expense relating to 2018 Senior Notes	(123)
Less: Accelerated amortization relating to prepayment under the 2016 Credit Agreement	(5,297)

At end of period	$13,065

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of September 29, 2018, is as follows:

(in thousands)	Total
Remainder of 2018	$446
2019	1,828
2020	1,996
2021	1,980
2022	1,365
Thereafter	5,450

Total	$13,065

As a result of prepayments of the 2016 Credit Agreement, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including the financing arrangement described as other debt, as of September 29, 2018, are as follows (at face value):

(in thousands)
Remainder of 2018	$75
2019	163
2020	—
2021	—
2022	71,975
Thereafter	315,000

Total	$387,213

Other Debt

In July 2017, we entered into a two-year financing arrangement for the purchase of an enterprise-wide software license relating to office productivity software. This financing arrangement requires 24 monthly payments of $26 thousand each. We estimated the value of this financing arrangement to be $590 thousand, using an imputed annual interest rate of 6.00%, which approximated our then borrowing rate under the 2016 Credit Agreement, a Level 3 input. At September 29, 2018, there was $238 thousand outstanding under this financing arrangement.

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

NOTE 12. INCOME TAXES

Income tax expense was $3.3 million for the three months ended September 29, 2018, compared with $3.0 million for the three months ended September 30, 2017. Our effective tax rate for the three months ended September 29, 2018, was 19.7%, and was 32.2% for the three months ended September 30, 2017. Income tax expense was $8.7 million for the nine months ended September 29, 2018, compared with $9.1 million for the nine months ended September 30, 2017. Our effective tax rate for the nine months ended September 29, 2018, was 16.8%, and was 31.8% for the nine months ended September 30, 2017.

Income tax expense in the three months ended September 29, 2018, and September 30, 2017, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $1.0 million and $347 thousand, respectively. Income tax expense in the nine months ended September 29, 2018, and September 30, 2017, includes excess tax benefits totaling $4.6 million and $1.1 million, respectively. The three and nine month periods ended September 29, 2018 include other discrete items of income tax relating to various income tax credits taken on our recently filed Federal and state income tax returns totaling $97 thousand. Excluding these discrete items, the effective tax rates for the three months ended September 29, 2018, and September 30, 2017, would have been 26.1% and 36.0%, respectively. Excluding these discrete items, the effective tax rates for the nine months ended September 29, 2018, and September 30, 2017, would have been 25.8% and 35.8%, respectively.

As a result of the Tax Cuts and Jobs Act, enacted effective on December 22, 2017, our Federal corporate income tax rate has been reduced from 35%, to 21%. This reduction in rate has lowered our overall effective tax rate. Additionally, the section 199 domestic manufacturing deduction was repealed. As such, our effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.6%. In 2017, the effective tax rate, excluding the effect of the discrete item discussed above, was lower than our then combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction.

At December 30, 2017, accrued federal and state income taxes payable of $6.5 million was classified within accrued liabilities in the accompanying condensed consolidated balance sheet. The Internal Revenue Service provided tax relief relating to taxpayers in certain designated areas of Florida impacted by Hurricane Irma, which included all counties in Florida in which we operate. As a result, the deadline for remitting our required 2017 third quarter estimated payment for corporate income taxes, as well as the deadline for filing our 2016 fiscal year corporate income tax return, was extended to January 31, 2018. Therefore, in January 2018, we made an estimated Federal income tax payment totaling $9.0 million relating to the 2017 tax year. We made additional estimated Federal income tax payments totaling $6.0 million, and estimated income tax payments to Florida totaling $2.2 million, for our 2018 tax year during the second and third quarters of 2018. During the nine months ended September 30, 2017, we did not make any payments of estimated federal or state income taxes, nor did we receive any refunds of federal or state income taxes.

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

During the three months ended September 29, 2018, or September 30, 2017, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts and notes receivable, and accounts payable, accrued liabilities and other debt, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement, as well as the 2018 Senior Notes, both classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement is based on debt with similar terms and characteristics and was approximately $72.3 million as of September 29, 2018, compared to a principal outstanding value of $72.0 million, and $227.3 million as of December 30, 2017, compared to a principal outstanding value of $224.0 million. The fair value of the recently issued 2018 Senior Notes is also based on debt with similar terms and characteristics and was approximately $327.6 million as of September 29, 2018, compared to a principal outstanding value of $315.0 million. The 2018 Senior Notes were not outstanding at the end of our 2017 fiscal year. Fair values were determined based on observed trading prices of our debt between domestic financial institutions.

Items Measured at Fair Value on a Recurring Basis

The following are measured in the consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

Fair Value Measurements
Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	September 29,	Markets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts, net	$(1,107)	$—	$(1,107)	$—

	$(1,107)	$—	$(1,107)	$—

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

NOTE 14. DERIVATIVES

Aluminum Contracts

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum.

Guidance under the Financial Instruments Topic 825 of the Codification requires us to record our hedge contracts at fair value and consider our credit risk for contracts in a liability position, and our counter-party’s credit risk for contracts in an asset position, in determining fair value. We assess our counter-party’s risk of non-performance when measuring the fair value of financial instruments in an asset position by evaluating their financial position, including cash on hand, as well as their credit ratings. We assess our risk of non-performance when measuring the fair value of our financial instruments in a liability position by evaluating our credit ratings, our current liquidity including cash on hand and availability under our revolving credit facility as compared to the maturities of the financial liabilities.

At September 29, 2018, the fair value of our aluminum forward contracts was in a net liability position of $1.1 million. We had 36 outstanding forward contracts for the purchase of 34.0 million pounds of aluminum through December 2019, at an average price of $0.98 per pound, which excludes the Midwest premium, with maturity dates of between one month and fifteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of September 29, 2018.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of September 29, 2018, that we expect will be reclassified to earnings within the next twelve months, will be approximately $0.9 million.

The fair value of our aluminum hedges are classified in the accompanying consolidated balance sheets as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	September 29, 2018		September 29, 2018
Derivatives designated as hedging instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$50	Accrued liabilities	$(902)
Aluminum forward contracts	Other assets	20	Other liabilities	(275)

Total derivative instruments	Total derivative assets	$70	Total derivative liabilities	$(1,177)

The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive losses, net of tax, was $824 thousand as of September 29, 2018. We had no outstanding derivative contracts as of December 30, 2017.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	September 29,	September 30,		September 29,	September 30,
	2018	2017		2018	2017
Aluminum contracts	$(649)	$—	Cost of sales	$(58)	$—

	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended
		September 29,	September 30,
		2018	2017
Aluminum contracts		$—	$—

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended			Nine Months Ended
	September 29,	September 30,		September 29,	September 30,
	2018	2017		2018	2017
Aluminum contracts	$(1,122)	$—	Cost of sales	$(15)	$—

	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Nine Months Ended
		September 29,	September 30,
		2018	2017
Aluminum contracts		$—	$—

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three and nine months ended September 29, 2018:

Aluminum
Three months ended September 29, 2018	Forward
(in thousands)	Contracts
Balance at June 30, 2018	$(384)

Other comprehensive loss before reclassification	(649)
Amounts reclassified from other comprehensive loss	58
Tax effect	151

Net current-period other comprehensive loss	(440)

Balance at September 29, 2018	$(824)

Aluminum
Nine months ended September 29, 2018	Forward
(in thousands)	Contracts
Balance at December 30, 2017	$—

Other comprehensive loss before reclassification	(1,122)
Amounts reclassified from other comprehensive loss	15
Tax effect	283

Net current-period other comprehensive loss	(824)

Balance at September 29, 2018	$(824)

NOTE 16. EQUITY ISSUANCE

On September 18, 2018, we completed an underwritten, public offering of 7,000,000 shares of our common stock, at a public offering price of $23.00 per share. Pursuant to the offering, we granted the underwriters an option for a 30-day period to purchase up to an additional 1,050,000 shares of common stock. The 30-day option period expired with no additional shares issued.

The offering resulted in gross proceeds to the Company of $161.0 million. Net of an underwriting fee of $1.15 per share, net cash proceeds to the Company approximated $153.0 million. We used $152.0 million of these proceeds to prepay borrowings outstanding under the term loan portion of the 2016 Credit Agreement. The remainder of the proceeds were used for working capital or general corporate purposes, including payment of offering expenses of approximately $0.3 million, classified as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheet as of September 29, 2018.

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

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the matters set forth in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “forecast,” “guidance,” “intend,” “could,” “project,” “estimate,” “anticipate,” “should,” and similar terminology. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause our actual results to differ materially from those set forth in the forward-looking statements. Those risks and uncertainties that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•

the ability to successfully integrate the operations of Western Window Systems into our existing operations and the diversion of management’s attention from ongoing business and regular business responsibilities to effect such integration;

•	the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, the WWS acquisition;

•

the risk that the anticipated cost savings, synergies, revenue enhancement strategies and other benefits from the WWS acquisition may not be fully realized or may take longer to realize than expected or that our actual integration costs may exceed our estimates;

•	disruption from the WWS acquisition making it more difficult to maintain relationships with customers or suppliers of Western Window Systems;

•	our level of indebtedness, which increased in connection with the WWS acquisition;

•

adverse changes in new home starts and home repair and remodeling trends, especially in the state of Florida, where the substantial portion of our sales are currently generated, and in the western United States, where the substantial portion of the sales of Western Window Systems’ operations are generated, and in the U.S. generally;

•

macroeconomic conditions in Florida, where the substantial portion of our sales are generated, and in California, Texas, Arizona, Nevada, Colorado, Oregon, Washington and Hawaii, where the substantial portion of the sales of Western Window Systems are currently generated, and in the U.S. generally;

•	raw material prices, especially for aluminum, glass and vinyl, including, price increases due to the implementation of tariffs and other trade-related restrictions;

•	our dependence on a limited number of suppliers for certain of our key materials;

•	sales fluctuations to and changes in our relationships with key customers;

•	in addition to the WWS acquisition, our ability to successfully integrate businesses we may acquire, or that any business we acquire may not perform as we expected at the time we acquired it;

•	increases in transportation costs, including due to increases in fuel prices;

•	our dependence on our impact-resistant product lines and contemporary indoor/outdoor window and door systems, and on consumer preferences for those types and styles of products;

•	product liability and warranty claims brought against us;

•	federal, state and local laws and regulations, including unfavorable changes in local building codes and environmental and energy code regulations;

•	our dependence on our limited number of geographically concentrated manufacturing facilities;

•

risks associated with our information technology systems, including cybersecurity-related risks, such as unauthorized intrusions into our systems by “hackers” and theft of data and information from our systems, and the risks that our information technology systems do not function as intended or experience temporary or long-term failures to perform as intended; and risks associated with our information technology systems, including cybersecurity-related risks, such as unauthorized intrusions into our systems by “hackers” and theft of data and information from our systems, and,

•	the other risks and uncertainties discussed under “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made and, except as may be required by law, we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances.

EXECUTIVE OVERVIEW

Sales and Operations

We reported another quarter of solid financial results, reflecting strength in our markets and continued growth in all of our product segments. For the third quarter of 2018, we delivered sales of $199.1 million, which was a 57% increase over the third quarter of 2017. The biggest driver of the increase was continuing growth in our repair and remodeling channel, and also increases in our new construction channel. The comparison of sales versus the third quarter of 2017 was impacted by Hurricane Irma in 2017, which caused an approximate $13 million shift in sales from the third quarter to the fourth quarter of 2017 due to the business interruption caused by the storm. For the nine months ended September 29, 2018, we recorded sales of $508.6 million, up $131.6 million, or 35%, compared to the first nine months of 2017. The increase in sales also reflects the addition of sales from Western Windows Systems, which contributed sales of $18.7 million in our 2018 third quarter.

With the acquisition of Western Windows Systems, we believe we have positioned PGT Innovations as a national leader in the premium window and door space. The addition of Western Window Systems’ complementary footprint supports our strategic vision of expanding outside of Florida with niche products that allow us to maintain and strengthen our margin profile. Western Window Systems shares our commitment to developing innovative products and our continuous improvement culture that we believe drives operational excellence and profitability.

Our strong gross profit contributed to our solid operating performance in the third quarter of 2018 due to our increased ability to leverage fixed costs, which resulted in improved margins, as compared to last year’s third quarter. We used this leverage combined with manufacturing and operating efficiencies to deliver a 5.4 percentage-point increase in gross margin in this year’s third quarter compared to last year. However, we continued to experience higher costs for aluminum. We acted to offset the unfavorable impact of higher costs, announcing a price increase during the first quarter of 2018, the benefits of which we continued to see in the third quarter of 2018.

For the third quarter of 2018, we delivered an 82% increase in income before taxes, and net income per diluted share of $0.26, compared to $0.12 per diluted share in the same period last year. We are pleased with these metrics, which confirm our ability to profitably leverage our growth

As previously discussed, in August 2018, we completed the acquisition of Western Window Systems. In addition to the strategic benefits we anticipate being achieved by this acquisition, including expansion outside of Florida, we made enhancements to our balance sheet in coordination with the transaction. For the first time in our history, we entered the bond markets, raising $315 million at an attractive fixed rate of 6.75%. Shortly thereafter, we completed a stock offering, the proceeds of which allowed us to pay down $152 million of borrowings under the term loan portion of the 2016 Credit Agreement.

Looking to the balance of 2018, given the increase in demand for our products, as well as the solid execution we have experienced throughout 2018, we have determined to increase our guidance for our 2018 fiscal year. This revised guidance includes Western Window Systems operating results for the post-acquisition period beginning August 13, 2018. We expect to finish 2018 with consolidated sales in a range of $675 million to $685 million, an increase from the previous guidance range for consolidated sales of $580 million to $600 million.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of comprehensive income as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	September 29,		September 30,
	2018		2017
	(unaudited)
Net sales	$199,084	100.0%	$126,876	100.0%
Cost of sales	126,086	63.3%	87,128	68.7%

Gross profit	72,998	36.7%	39,748	31.3%
Selling, general and administrative expenses	44,055	22.1%	24,950	19.7%

Income from operations	28,943	14.5%	14,798	11.7%
Interest expense, net	11,741	5.9%	5,514	4.3%
Debt extinguishment costs	296	0.1%	—	—

Income before income taxes	16,906	8.5%	9,284	7.3%
Income tax expense	3,335	1.7%	2,992	2.4%

Net income	$13,571	6.8%	$6,292	5.0%

	Nine Months Ended
	September 29,		September 30,
	2018		2017
	(unaudited)
Net sales	$508,606	100.0%	$376,981	100.0%
Cost of sales	330,888	65.1%	260,941	69.2%

Gross profit	177,718	34.9%	116,040	30.8%
Selling, general and administrative expenses	105,293	20.7%	72,385	19.2%
Gains on transfers of assets	(2,551)	(0.5)%	—	—

Income from operations	74,976	14.7%	43,655	11.6%
Interest expense, net	19,393	3.8%	14,992	4.0%
Debt extinguishment costs	3,375	0.7%	—	—

Income before income taxes	52,208	10.3%	28,663	7.6%
Income tax expense	8,749	1.7%	9,117	2.4%

Net income	$43,459	8.5%	$19,546	5.2%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

The following table represents total sales by product category for the three months ended September 29, 2018, and September 30, 2017 (in millions, except percentages):

	Three Months Ended
	September 29, 2018		September 30, 2017
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant windows and door products	$158.3	79.5%	$108.8	85.7%	45.4%
Non-Impact window and door products	40.8	20.5%	18.1	14.3%	124.8%

Total net sales	$199.1	100.0%	$126.9	100.0%	56.9%

Total net sales during the third quarter of 2018 were $199.1 million, an increase of $72.2 million, or 56.9%, from $126.9 million in total net sales for the third quarter of 2017. Total net sales in the third quarter of 2018 includes $18.7 million from our acquisition of WWS effective on August 13, 2018. Comparisons of total net sales in the third quarter of 2018, to the third quarter of 2017 are also affected by Hurricane Irma in early September 2017. Irma caused disruption to our ability to manufacture and distribute our products, and also affected our customers’ ability to accept deliveries of our products. We estimate that lost sales directly attributable to the disruption caused by Irma for the three months ended September 30, 2017, totaled approximately $13 million.

Net sales of impact-resistant window and door products were $158.3 million for the third quarter of 2018, an increase of $49.5 million, or 45.4%, from $108.8 million in net sales for the third quarter of 2017. Included in sales of our impact-resistant window and door products were $110.9 million of aluminum impact sales, an increase of $33.8 million, or 43.8%, and $47.4 million of vinyl impact sales, an increase of $15.7 million, or 49.6%.

Net sales of non-impact window and door products were $40.8 million for the third quarter of 2018, an increase of $22.7 million, or 124.8%. Net sales of non-impact window and door products in the third quarter of 2018 includes $18.7 million from our acquisition of WWS effective on August 13, 2018.

Gross profit and gross margin

Gross profit was $73.0 million in the third quarter of 2018, an increase of $33.3 million, or 83.7%, from $39.7 million in the third quarter of 2017. The gross margin percentage was 36.7% in the third quarter of 2018, compared to 31.3% in the prior year third quarter, an increase of 5.4%. Adjusting for an opening balance sheet inventory adjustment of $392 thousand in the third quarter of 2018, gross margin was 36.9%. Adjusting for costs relating to Hurricane Irma, and transition costs associated with WinDoor leadership and the glass supply-chain in the third quarter of 2017, which combined totaled $1.0 million, gross margin was 32.1%, an increase of 4.8%. Margin improvements in the third quarter of 2018, compared to last year’s third quarter, related to higher contribution margins on the increased sales volume, which benefitted gross margin by 1.8%, better scrap rates and efficiencies, which benefitted gross margin by 1.1%, price increases, which benefitted gross margin by 0.9%, and a change in mix towards a higher portion of repair and remodeling sales, which benefitted gross margin by 0.5%. These improvements were partially offset by decreases due to higher overall material prices, which decreased gross margin by 0.9%, and which included higher aluminum prices compared to last year’s third quarter, partially offset by lower glass costs as a result of our supply agreement with Cardinal Glass Industries, and by slightly higher overhead costs, which decreased gross margin by 0.3%. The addition of WWS benefitted gross margin by 1.7%.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $44.1 million in the third quarter of 2018, an increase of $19.1 million, from $25.0 million in the third quarter of 2017. SG&A in the third quarter of 2018 includes $2.8 million of acquisition costs relating to our recent acquisition of WWS, and in the third quarter of 2017 includes $0.7 million in higher costs related to Hurricane Irma. Adjusting for the acquisition costs in 2018, and Hurricane Irma costs in 2017, SG&A was $41.3 million in the third quarter of 2018, or 20.7% of net sales, compared to $24.2 million in the third quarter of 2017, or 19.1% of net sales, an increase of 1.6%. The adjusted increase in SG&A is primarily the result of the inclusion of the SG&A expenses of WWS in the third quarter of 2018 since the acquisition, which totaled $6.9 million, including $1.1 million in non-cash amortization of the amortizable intangible asset acquired in the acquisition. This represents 37.0% of the total sales contribution of WWS of $18.7 million in the third quarter of 2018. Excluding these items, SG&A of the legacy business was $34.4 million in the third quarter of 2018, or 19.1% of legacy business net sales, compared to $24.2 million in the third quarter of 2017, or 19.1%, an increase of $10.2 million.

This increase in SG&A spending is consistent with the higher level of sales, including higher distribution costs, and also includes higher personnel-related costs of approximately $3.2 million, which includes higher incentive compensation reflecting the improved performance in the third quarter of 2018 compared to last year, an increase of $1.1 million due to our strategic investment in additional marketing and advertising initiatives during 2018, as well as an increase in stock-based compensation expenses of $0.8 million in the third quarter of 2018, compared to the third quarter of last year.

We record warranty costs as a selling expense within selling, general and administrative expenses. During the three months ended September 29, 2018, we recorded warranty expense at a rate of 1.7% of sales, which decreased when compared to the rate in the third quarter of 2017 of 2.0% of sales. We believe the decrease in warranty expense as a percentage of sales was the result of our workforce becoming more seasoned through experience and training, as well as a change in our warranty profile on PGT-branded door glass components due to those components now being produced by Cardinal as part of the SA under which it provides the warranty coverage.

Interest expense, net

Interest expense was $11.7 million in the third quarter of 2018, an increase of $6.2 million, or 112.9%, from $5.5 million in the third quarter of 2017. Interest expense in the third quarter of 2018 includes $5.3 million of accelerated amortization of lenders fees and discount relating to the prepayment of $152.0 million of borrowings under the term loan portion of the 2016 Credit Agreement we made on September 18, 2018. The remaining increase in interest expense is due primarily to the issuance of the 2018 Senior Notes, composed of $315.0 million aggregate principal amount of 6.75% unsecured senior notes due 2026. The 2018 Senior Notes carry a higher per-annum interest rate and have a higher principal amount outstanding than borrowings under the term loan portion of the 2016 Credit Agreement. This increase in interest expense was partially offset by a decrease in the average level of outstanding borrowings under the term loan portion of the 2016 Credit Agreement during the third quarter of 2018, compared to the third quarter of 2017, as the result of a total of $40 million in voluntary prepayments of borrowings under our 2016 Credit Agreement made at various times during the second half of 2017.

Debt extinguishment costs

Debt extinguishment costs were $296 thousand in the third quarter of 2018. At the time of the issuance of the 2018 Senior Notes, certain existing lenders reduced their positions in the revolving credit portion of the 2016 Credit Agreement, which resulted in the write-offs of the deferred financing costs allocated to these lenders. As such, write-offs totaling $296 thousand is classified as debt extinguishment costs in the accompanying condensed consolidated statement of comprehensive income for the three months ended September 29, 2018.

Effective on February 17, 2017, we repriced and amended our 2016 Credit Agreement for the first time. As there were no changes in lender positions, this action did not result in any modifications or extinguishments of debt. Therefore, there was no charge for debt extinguishment costs in the three months ended September 30, 2017.

Income tax expense

Our income tax expense was $3.3 million for the third quarter of 2018, compared with $3.0 million for the third quarter of 2017. Our effective tax rate for the three months ended September 29, 2018, was 19.7%, and was 32.2% for the three months ended September 30, 2017.

Income tax expense in the three months ended September 29, 2018, and September 30, 2017, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $1.0 million and $347 thousand, respectively. The three months ended September 29, 2018 includes other discrete items of income tax relating to various income tax credits taken on our recently filed Federal and state income tax returns totaling $97 thousand. Excluding these discrete items, the effective tax rates for the three months ended September 29, 2018, and September 30, 2017, would have been 26.1% and 36.0%, respectively.

As a result of the Tax Cuts and Jobs Act, enacted effective on December 22, 2017, our Federal corporate income tax rate has been reduced from 35%, to 21%. This reduction in rate has lowered our overall effective tax rate. Additionally, the section 199 domestic manufacturing deduction was repealed. As such, our effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.6%. In 2017, the effective tax rate, excluding the effect of the discrete item discussed above, was lower than our then combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

The following table represents total sales by product category for the nine months ended September 29, 2018, and September 30, 2017 (in millions, except percentages):

	Nine Months Ended
	September 29, 2018		September 30, 2017
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant window and door products	$425.6	83.7%	$320.2	84.9%	32.8%
Non-impact window and door products	83.0	16.3%	56.8	15.1%	46.1%

Total net sales	$508.6	100.0%	$377.0	100.0%	34.9%

Total net sales during the first nine months of 2018 were $508.6 million, an increase of $131.6 million, or 34.9%, from $377.0 million in total net sales for the first nine months of 2017. Total net sales in the first nine months of 2018 includes $18.7 million from our acquisition of WWS effective on August 13, 2018. Comparisons of total net sales in the first nine months of 2018, to the first nine months of 2017 are also affected by Hurricane Irma in early September 2017. Irma caused disruption to our ability to manufacture and distribute our products, and also affected our customers’ ability to accept deliveries of our products. We estimate that lost sales directly attributable to the disruption caused by Irma for the nine months ended September 30, 2017, totaled approximately $13 million.

Net sales of impact-resistant window and door products were $425.6 million for the first nine months of 2018, an increase of $105.4 million, or 32.8%, from $320.2 million in net sales for the first nine months of 2017. Included in sales of our impact-resistant window and door products were $292.9 million of aluminum impact sales, an increase of $65.6 million, or 28.8%, and $132.7 million of vinyl impact sales, an increase of $39.8 million, or 42.8%. The increase in aluminum impact sales was primarily driven by growth in our aluminum WinGuard and Sentinel impact products. The increase in vinyl impact sales was primarily driven by growth in our vinyl WinGuard impact products.

Net sales of non-impact window and door products were $83.0 million for the first nine months of 2018, an increase of $26.2 million, or 46.1%, from $56.8 million in net sales for the first nine months of 2017. Net sales of non-impact window and door products in the first nine months of 2018 includes $18.7 million from our acquisition of WWS effective on August 13, 2018.

Gross profit and gross margin

Gross profit was $177.7 million in the first nine months of 2018, an increase of $61.7 million, or 53.2%, from $116.0 million in the first nine months of 2017. The gross margin percentage was 34.9% in the first nine months of 2018, compared to 30.8% in the first nine months of last year, an increase of 4.1%. Adjusting for an opening balance sheet inventory adjustment relating to our acquisition of WWS in the third quarter of 2018, as well as costs in the first nine months of 2018 relating to machinery and equipment relocations, for a total of $0.8 million, and costs in the first nine months of 2017 relating to the start-up of our Thermal Plastic Spacer system line, Hurricane Irma costs, and transition costs associated with WinDoor leadership and the glass supply-chain totaling $1.5 million, our adjusted gross margin was 35.1% in the first nine months of 2018, compared to 31.2%, an increase of 3.9%. There were improvements in the first nine months of 2018, compared to the first nine months of last year, relating to higher contribution margins on the increased sales volume, which benefitted gross margin by 1.4%, price increases, which benefitted gross margin by 1.2%, in scrap rates and efficiencies, which benefitted gross margin by 1.1%, a change in mix towards a higher portion of repair and remodeling sales, which benefitted gross margin by 0.9%. These increases were partially offset by decreases due to higher overall material prices, which decreased gross margin by 1.1%, and which included higher aluminum prices compared to the first nine months of last year, partially offset by lower glass costs as a result of our supply agreement with Cardinal Glass Industries, and by slightly higher overhead costs, which decreased gross margin by 0.2%. The addition of WWS benefitted gross margin by 0.6%.

Selling, general and administrative expenses

SG&A was $105.3 million in the first nine months of 2018, an increase of $32.9 million, from $72.4 million in the first nine months of 2017. SG&A in the first nine months of 2018 includes $3.8 million of acquisition costs relating to our recent acquisition of WWS, and in the first nine months of 2017 includes $0.7 million in higher costs related to Hurricane Irma and $0.7 million of costs related to management reorganization actions. Adjusting for these costs in both periods, SG&A was $101.5 million in the first nine months of 2018, or 20.0% of net sales, compared to $70.9 million in the first nine months of 2017, or 18.8% of net sales, an increase of 1.2%. The adjusted increase in SG&A is primarily the result of the inclusion of the SG&A expenses of WWS in the third quarter of 2018 since the acquisition, which totaled $6.9 million, including $1.1 million in non-cash amortization of the amortizable intangible asset acquired in the acquisition. This represents 37.0% of the total sales contribution of WWS of $18.7 million in the third quarter of 2018. Excluding these items, SG&A of the legacy business was $94.6 million in the first nine months of 2018, or 19.3% of legacy business net sales, compared to $70.9 million in the first nine months of 2017, or 18.8%, an increase of $23.7 million.

This increase in SG&A spending is consistent with the higher level of sales, including higher distribution costs, and also includes higher personnel-related costs of approximately $8.0 million, which includes higher incentive compensation reflecting the improved performance in 2018 compared to last year, an increase of $2.7 million due to our strategic investment in additional marketing and advertising initiatives during 2018, as well as an increase in stock-based compensation expenses of $1.0 million in the first nine months of 2018, compared to last year.

We record warranty costs as a selling expense within selling, general and administrative expenses. During the first nine months ended September 29, 2018, we recorded warranty expense at a rate of 1.7% of sales, which decreased when compared to the rate in the first nine months of 2017 of 2.3% of sales. We believe the decrease in warranty expense as a percentage of sales was the result of our workforce becoming more seasoned through experience and training, as well as a change in our warranty profile on PGT-branded door glass components produced by Cardinal as part of the SA on which they provide the warranty coverage.

Gains on transfers of assets

On September 22, 2017, we entered into an Asset Purchase Agreement (APA) with Cardinal LG Company (Cardinal) for the sale to Cardinal of certain manufacturing equipment we used in processing glass components for PGT-branded doors. Substantially all of the remaining machinery and equipment was transferred to Cardinal during the second quarter of 2018, which had a net book value of $3.2 million and fair value of $5.8 million. We recognized gains on disposals for the difference totaling $2.6 million during the nine months ended September 29, 2018, classified as a separate line item in the accompanying condensed consolidated statements of comprehensive income for the nine months ended September 29, 2018.

Interest expense, net

Interest expense was $19.4 million in the first nine months of 2018, an increase of $4.4 million, from $15.0 million in the first nine months of 2017. Interest expense in the first nine months of 2018 includes $5.3 million of accelerated amortization of lenders fees and discount relating to the prepayment of $152.0 million of borrowings under the term loan portion of the 2016 Credit Agreement we made on September 18, 2018. Excluding this amount, interest expense decreased due to a decrease in the average level of outstanding borrowings under the term loan portion of the 2016 Credit Agreement during the first nine months of 2018, as the result of a total of $40 million in voluntary prepayments of borrowings under our 2016 Credit Agreement made at various times during the second half of 2017.

The lower average level of borrowings under the 2016 Credit Agreement was partially offset by interest expense from the issuance of the 2018 Senior Notes, composed of $315.0 million aggregate principal amount of 6.75% unsecured senior notes due 2026. The 2018 Senior Notes carry a higher per-annum interest rate and have a higher principal amount outstanding than borrowings under the term loan portion of the 2016 Credit Agreement.

Debt extinguishment costs

Debt extinguishment costs were $3.4 million in the first nine months of 2018. In connection with the Second Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement, which resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders. Additionally, at the time of the issuance of the 2018 Senior Notes, certain existing lenders reduced their positions in the revolving credit portion of the 2016 Credit Agreement, which resulted in the write-offs of the deferred financing costs allocated to these lenders. As such, write-offs totaling $3.4 million is classified as debt extinguishment costs in the accompanying condensed consolidated statement of comprehensive income for the nine months ended September 29, 2018, including $296 thousand during the three months ended September 29, 2018.

Effective on February 17, 2017, we repriced and amended our 2016 Credit Agreement for the first time. As there were no changes in lender positions, this action did not result in any modifications or extinguishments of debt. Therefore, there was no charge for debt extinguishment costs in the nine months ended September 30, 2017.

Income tax expense

Our income tax expense was $8.7 million for the first nine months of 2018, compared with $9.1 million for the first nine months of 2017. Our effective tax rate for the first nine months of 2018 was 16.8%, and was 31.8% for the first nine months of 2017.

Income tax expense in the nine months ended September 29, 2018, and September 30, 2017, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $4.6 million and $1.1 million, respectively. The nine months ended September 29, 2018 includes other discrete items of income tax relating to various income tax credits taken on our recently filed Federal and state income tax returns totaling $97 thousand. Excluding these discrete items, the effective tax rates for the nine months ended September 29, 2018, and September 30, 2017, would have been 25.8% and 35.8%, respectively.

As a result of the Tax Cuts and Jobs Act, enacted effective on December 22, 2017, our Federal corporate income tax rate has been reduced from 35%, to 21%. This reduction in rate has lowered our overall effective tax rate. Additionally, the section 199 domestic manufacturing deduction was repealed. As such, our effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.6%. In 2017, the effective tax rate, excluding the effect of the discrete item discussed above, was lower than our then combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction. The effective tax rates in all periods, excluding the effect of the discrete item relating to the treatment of excess tax benefits as discussed above, were lower than our combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction, partially offset by the 50% deductibility-disallowance of meals and entertainment expenses.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first nine months of 2018 was $64.6 million, compared to cash provided of $34.7 million in the first nine months of 2017. The increase in cash provided by operating activities for the first nine months of 2018, as compared to the first nine months of 2017, of $29.9 million, was due to the factors set forth in the table below.

Direct cash flows from operations for the first nine months of 2018 and 2017 are as follows:

	Direct Operating Cash Flows
	Nine Months Ended
	September 29,	September 30,
(in millions)	2018	2017
Collections from customers	$490.7	$373.4
Other collections of cash	5.2	3.9
Disbursements to vendors	(308.8)	(230.2)
Personnel related disbursements	(114.5)	(99.1)
Income taxes paid, net	(17.2)	—
Debt service payments	(9.8)	(13.3)
Cash received from Cardinal under the SA	19.0	—

Cash from operations	$64.6	$34.7

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 39 days at September 29, 2018, compared to 37 days at September 30, 2017.

Inventory on hand as of September 29, 2018, was $46.5 million, compared to $37.8 million at December 30, 2017, an increase of $8.7 million. Inventory on hand as of September 29, 2018 includes $12.3 million relating to our WWS acquisition. Excluding the inventory of WWS, the decrease in inventory includes a decrease of $5.6 million relating to the adoption of ASU 2014-09, which resulted in our recognizing revenue and, therefore, cost of sales, on inventory that was previously considered to be finished goods and work-in-process.

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

Investing activities. Cash used in investing activities was $371.1 million for the first nine months of 2018, compared to cash used in investing activities of $9.6 million for the first nine months of 2017. In the third quarter of 2018, we used $355.2 million in cash to acquire WWS. There was also an increase in cash used in investing activities due to an increase in capital expenditures of $12.0 million, which went from $9.7 million in the first nine months of 2017, to $21.7 million in the first nine months of 2018. Proceeds from sales of assets in the first nine-month period of 2018 was $5.9 million and was almost entirely composed of cash received from Cardinal under the terms of the APA. Proceeds from disposals of assets in the first nine months of 2017 were less than $0.1 million.

Financing activities. Cash provided by financing activities was $304.7 million in the first nine months of 2018, compared to cash used in financing activities of $19.6 million in the first nine months of 2017, an increase in cash provided of $324.3 million. In the third quarter of 2018, we issued the 2018 Senior Notes, which provided proceeds of $315.0 million. Also in the third quarter of 2018, we issued Company common stock in the 2018 Equity Issuance, which provided net proceeds of $152.7 million. Using primarily the proceeds from the 2018 Equity Issuance, we made repayments of long-term debt of nearly $152.2 million in the first nine months of 2018, compared to $20.1 million in the first nine months of 2017.

There were payments of financing costs totaling $12.1 million in the first nine months of 2018, related to both the Second Amendment and the 2018 Senior Notes. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $0.6 million in the first nine months of 2018, versus $0.2 million in the first nine months of 2017, an increase in cash used of $0.4 million. Proceeds from the exercises of stock options were $1.9 million in the first nine months of 2018, compared to $0.7 million in the first nine months of 2017, an increase in cash provided of $1.2 million.

At December 30, 2017, accrued federal and state income taxes payable of $6.5 million was classified within accrued liabilities in the accompanying condensed consolidated balance sheet. The Internal Revenue Service provided tax relief relating to taxpayers in certain designated areas of Florida impacted by Hurricane Irma, which included all counties in Florida in which we operate. As a result, the deadline for remitting our required 2017 third quarter estimated payment for corporate income taxes, as well as the deadline for filing our 2016 fiscal year corporate income tax return, was extended to January 31, 2018. Therefore, in January 2018, we made an estimated Federal income tax payment totaling $9.0 million relating to the 2017 tax year. We made additional estimated Federal income tax payments totaling $6.0 million, and estimated income tax payments to Florida totaling $2.2 million, for our 2018 tax year during the second and third quarters of 2018. During the nine months ended September 30, 2017, we did not make any payments of estimated federal or state income taxes, nor did we receive any refunds of federal or state income taxes.

Capital Resources and Debt Covenant.

2018 Equity Issuance

On September 18, 2018, we completed an underwritten, public offering of 7,000,000 shares of our common stock, at a public offering price of $23.00 per share. Pursuant to the offering, we granted the underwriters an option for a 30-day period to purchase up to an additional 1,050,000 shares of common stock. The 30-day option period expired with no additional shares issued.

The offering resulted in gross proceeds to the Company of $161.0 million. Net of an underwriting fee of $1.15 per share, net cash proceeds to the Company approximated $153.0 million. We used $152.0 million of these proceeds to prepay borrowings outstanding under the term loan portion of the 2016 Credit Agreement. The remainder of the proceeds were used for working capital or general corporate purposes, including payment of offering expenses of approximately $0.3 million, classified as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheet as of September 29, 2018.

2018 Senior Notes

On August 10, 2018, through a special-purpose wholly-owned finance subsidiary (the “Escrow Issuer”), we completed the issuance of $315.0 million aggregate principal amount of 6.75% senior notes (“2018 Senior Notes”), issued at 100% of their principal amount. The 2018 Senior Notes were issued to finance, together with cash on hand, the WWS acquisition. See Note 6 for further discussion. The Escrow Issuer merged with and into the Company on the closing date of the acquisition, and PGT Innovations, Inc. became the primary obligor under the 2018 Senior Notes. The 2018 Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future restricted subsidiaries, other than any restricted subsidiary of the Company that does not guarantee the existing senior secured credit facilities or any permitted refinancing thereof. The 2018 Senior Notes are senior unsecured obligations of the Company and the guarantors, respectively, and rank pari passu in right of payment with all existing and future senior debt and senior to all existing and future subordinated debt of the Company and the guarantors. The 2018 Senior Notes were offered under Rule 144A of the Securities Act, and in transactions outside the United States under Regulation S of the Securities Act, and have not been, and will not be, registered under the Securities Act.

The 2018 Senior Notes mature on August 10, 2026. Interest on the 2018 Senior Notes is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes totaling $10.4 million, which is being amortized under the effective interest method. See “Deferred Financing Costs” below. As of September 29, 2018, the face value of debt outstanding under the 2018 Senior notes was $315.0 million, and accrued interest totaled $3.0 million.

The indenture for the 2018 Senior Notes give us the ability to optionally redeem some or all of the 2018 Senior Notes at the redemption prices and on the terms specified in the indenture governing the 2018 Senior Notes. The indenture governing the 2018 Senior Notes does not require us to make any mandatory redemptions or sinking fund payments. However, upon the occurrence of a change of control, as defined in the indenture, the Company is required to offer to repurchase the notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture for the 2018 Senior Notes includes certain covenants limiting the ability of the Company and any guarantors to, (i) incur additional indebtedness; (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; (iii) enter into agreements that restrict distributions from restricted subsidiaries; (iv) sell or otherwise dispose of assets; (v) enter into transactions with affiliates; (vi) create or incur liens; merge, consolidate or sell all or substantially all of the Company’s assets; (vii) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; and (viii) designate the Company’s subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.

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

In connection with the Second Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement, which resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders. Additionally, at the time of the issuance of the 2018 Senior Notes, certain existing lenders reduced their positions in the revolving credit portion of the 2016 Credit Agreement, which resulted in the write-offs of the deferred financing costs allocated to these lenders. As such, write-offs totaling $3.4 million is classified as debt extinguishment costs in the accompanying condensed consolidated statement of comprehensive income for the nine months ended September 29, 2018, including $296 thousand during the three months ended September 29, 2018.

Regarding the first amendment as described above, as there were no changes in lender positions, this action did not result in any modifications or extinguishments of debt. Therefore, there was no charge for debt extinguishment costs in the nine months ended September 30, 2017.

Interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit agreement was 5.76% as of September 29, 2018, and was 5.75% at December 30, 2017.

We also pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis-point facing fee per annum on the face amount of any outstanding letters of credit. As of September 29, 2018, there were $1.2 million of letters of credit outstanding and $38.8 million available under the revolver.

The 2016 Credit Agreement contains a springing financial covenant, if we draw in excess of twenty percent (20%) of the revolving facility, which requires us to maintain a maximum total net leverage ratio (based on the ratio of total debt for borrowed money to EBITDA, each as defined in the 2016 Credit Agreement). That covenant is tested quarterly based on the last four fiscal quarters and is set at levels as described in the 2016 Credit Agreement. As of September 29, 2018, no test is required as we have not exceeded 20% of our revolving capacity. During 2018, the maximum permitted total net leverage ratio as stated in the 2016 Credit Agreement is 4.25:1. We believe that our total net leverage ratio during the third quarter of 2018 has been and during the remainder of 2018 will continue to be in compliance with the 2016 Credit Agreement, and that we are in compliance with all covenants.

The 2016 Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The 2016 Credit Agreement also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement may be accelerated and may become immediately due and payable. As of September 29, 2018, we were in compliance with all affirmative and restrictive covenants.

On September 18, 2018, contemporaneously with the 2018 Equity Issuance, we prepaid $152.0 million of borrowings outstanding under the term loan portion of the 2016 Credit Agreement. As of September 29, 2018, the principal amount of debt outstanding under the 2016 Credit Agreement was $72.0 million, and accrued interest was $0.6 million. Interest expense, net, in the condensed consolidated statements of comprehensive income in the three and nine months ended September 29, 2018 includes $5.3 million of accelerated amortization of lenders fees and discount relating to the prepayment of $152.0 million of borrowings under the term loan portion of the 2016 Credit Agreement we made on September 18, 2018.

Deferred Financing Costs

The activities relating to third-party fees and costs, lender fees and discount for the nine months ended September 29, 2018, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$11,460
Less: Amortization expense relating to 2016 Credit Agreement	(1,666)
Add: Second amendment of 2016 Credit Agreement refinancing costs	1,687
Less: Debt extinguishment costs relating to second amendment and revolver repositionings	(3,375)
Add: 2018 Senior Notes deferred financing costs	10,379
Less: Amortization expense relating to 2018 Senior Notes	(123)
Less: Accelerated amortization relating to prepayment under the 2016 Credit Agreement	(5,297)

At end of period	$13,065

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of September 29, 2018, is as follows:

(in thousands)	Total
Remainder of 2018	$446
2019	1,828
2020	1,996
2021	1,980
2022	1,365
Thereafter	5,450

Total	$13,065

As a result of prepayments of the 2016 Credit Agreement on February 16, 2016, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including the financing arrangement described as other debt, as of September 29, 2018, are as follows (at face value):

(in thousands)
Remainder of 2018	$75
2019	163
2020	—
2021	—
2022	71,975
Thereafter	315,000

Total	$387,213

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first nine months of 2018, capital expenditures were $21.7 million, compared to $9.7 million for the first nine months of 2017. In 2018, including the capital expenditures of WWS, which we acquired on August 13, 2018, we expect to spend approximately $25 to $30 million on capital expenditures, primarily including machinery and equipment, and distribution equipment such as tractors and trailers.

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

Cardinal paid us $3.0 million in cash on November 1, 2017, $10.0 million in cash on January 16, 2018, and $14.8 million on June 8, 2018, pursuant to the APA. The total proceeds received of $27.8 million was $0.2 million less than the $28.0 million as specified in the APA as we retained certain assets that were initially identified for transfer. On December 15, 2017, machinery and equipment classified as assets held for sale with net book value of $1.5 million, and fair value of $1.9 million was transferred to Cardinal and their equipment rigger, and we recognized a gain on disposal for the difference. Substantially all of the remaining machinery and equipment was transferred to Cardinal during the second quarter of 2018, which had a net book value of $3.2 million and fair value of $5.8 million. We recognized gains on disposals for the difference totaling $2.6 million during the three months ended September 29, 2018, classified within selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 29, 2018.

The SA provides that the Company will purchase, and Cardinal will supply, all the Company’s requirements for certain glass components used in PGT-branded doors through the end of 2024. The terms of the manufacture by Cardinal and purchase by the Company of such glass components as to purchase orders, forecasts of purchases, pricing, invoicing, delivery and payment terms and other terms, are all as described in the SA. Early in the fourth quarter of 2017, we began purchasing and receiving glass components from Cardinal under the SA. At that time, we began amortizing the advance consideration received from Cardinal initially allocated to the SA and continued to amortize such advance consideration during the three and nine months ended September 29, 2018, recognizing $702 thousand in the three months, and $2.1 million in the nine months, of such gain amortization, classified as reductions to cost of sales in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 29, 2018, respectively. As of September 29, 2018, the remaining unamortized balance of $17.4 million is classified in the accompanying condensed consolidated balance sheet as $2.8 million within accrued liabilities and $14.6 million within other liabilities.

Aluminum Forward Contracts. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. At September 29, 2018, the fair value of our aluminum forward contracts was in a net liability position of $1.1 million. We had 36 outstanding forward contracts for the purchase of 34.0 million pounds of aluminum through December 2019, at an average price of $0.98 per pound, which excludes the Midwest premium, with maturity dates of between one month and fifteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of September 29, 2018.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of September 29, 2018, that we expect will be reclassified to earnings within the next twelve months, will be approximately $0.9 million.

Contractual Obligations

There have been changes to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 30, 2017, including the addition of our commitment under the 2018 Senior Notes composed of $315.0 million aggregate principal amount of 6.75% unsecured senior notes due 2026. The 2018 Senior Notes requires us to make semi-annual interest payments commencing on February 1, 2019, which began to accrue effective on the date of issuance of August 10, 2018. Our commitment for interest payments under the 2018 Senior Notes totals approximately $21.3 million per year. Partially offsetting this addition to our contractual obligations was our prepayment of $152.0 million of borrowings outstanding under the term loan portion of the 2016 Credit Agreement on September 18, 2018. We estimate that our commitment for interest payments under the 2016 Credit Agreement will decrease by approximately $8.8 million annually.

We also assumed the operating lease commitments of Western Window Systems (“WWS”) as the result of our acquisition of WWS on August 13, 2018. The following table represents the operating lease commitments of WWS as of December 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Current	2-3 Years	4-5 Years	Thereafter
Operating leases	$13,412	$1,644	$3,013	$2,620	$6,135

Total contractual cash obligations	$13,412	$1,644	$3,013	$2,620	$6,135

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

We identified our significant accounting policies in our Form 10-K annual report for the year ended December 30, 2017. Except for the adoption of the guidance relating to revenue recognition pursuant to ASU 2014-09, and business combinations pursuant to ASU 2017-01, there have been no changes to our critical accounting policies during the first nine months of 2018.

Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was subsequently amended by ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU 2018-10, “Codification Improvements to Topic 842, Leases”; and ASU 2018-11, “Targeted Improvements”. The new standard requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on December 30, 2018 (the first day of our 2019 fiscal year), with early adoption permitted. We expect to adopt the new standard on its effective date for us. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date, or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on December 30, 2018 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before December 30, 2018, as would be required had we elected to adopt pursuant to (2) above. The new standard provides a number of optional practical expedients in transition. We expect to elect some or all of the new standard’s available transition practical expedients, which we are continuing to evaluate.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify, primarily our vehicle and office equipment leases. This means, for those leases that qualify, we will not recognize right-of-use assets or lease liabilities, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

We expect that this standard will have a material effect on our financial position. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on our balance sheet for our real estate operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption. On adoption, we currently expect to recognize additional operating liabilities with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

Intangibles

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)”. The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company will early-adopt this guidance in the fourth quarter of 2018. The effects of this standard on our financial position, results of operations or cash flows are not expected to be material.

Fair Value Measurement Disclosures

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of this guidance on its fair value disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process. Combined with our forward-buy contracts for aluminum, which are not derivative financial instruments, but which provide us with protection from increases in aluminum prices, as of October 22, 2018, we are covered for approximately 67% of our anticipated needs through December 2019 at an average price of $0.98 per pound.

Regarding only our aluminum hedging instruments for the purchase of aluminum as of October 22, 2018, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $3.0 million. This calculation utilizes our actual commitment of 33.0 million pounds under contract (to be settled throughout December 2019) and the market price of aluminum as of October 22, 2018. All calculations include estimates for the Midwest premium.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding with a variable rate as of the date of filing of this Quarterly Report on Form 10-Q, of $72.0 million, a 100 basis-point increase in interest rate would result in approximately $0.7 million of additional interest costs annually.

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

Changes in Internal Control over Financial Reporting.

During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended September 29, 2018, we acquired Western Window Systems (“WWS”). We are currently integrating WWS into our operations, compliance programs and internal control processes. As permitted by SEC guidance, our management intends to exclude WWS from its assessment of internal controls over financial reporting as of December 29, 2018, the end of our 2018 fiscal year.

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

Our operations are subject to a number of risks. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, including the risk factors set forth in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2017, and as set forth in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter.

Issuer Purchases of Equity

None during the quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Purchase Agreement, dated as of July 24, 2018, by and among the Company, Coyote Acquisition Co., GRF WW Parent LLC, WWS Blocker LLC, and the Sellers and Additional Sellers named in the Purchase Agreement and the Seller Representative (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 24, 2018).

4.1	Indenture, dated as of August 10, 2018, between PGT Escrow Issuer, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2018).

4.2	First Supplemental Indenture, dated as of August 13, 2018, between U.S. Bank National Association and the Guarantors party thereto (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2018).

4.3	Form of 6.75% Senior Note due 2026 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT INNOVATIONS, INC.
(Registrant)

Date: November 1, 2018	/s/ Brad West
Brad West
Chief Financial Officer and Senior Vice President