Form 10-K
period 2018-12-29
PGT Innovations, Inc.
filed 2019-02-27
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2018 was approximately $1,022,942,429 based on the closing price per share on that date of $20.85 as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 7, 2019, was 58,082,543.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The Company’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PGT Innovations, Inc.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

From time to time, we have made or will make forward-looking statements within the meaning of Section 21E of the Exchange Act.  For those statements we claim the protection of the safe harbor provisions for forward-looking statements contained in such section. Forward-looking statements are not a statement of historical facts but are based on management’s current beliefs, assumptions and expectations regarding our future performance, taking into account the information currently available to management.  Forward-looking statements usually can be identified by the use of words such as “goal”, “objective”, “plan”, “expect”, “anticipate”, “intend”, “project”, “believe”, “estimate”, “may”, “could”, or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, results, circumstances or aspirations. Our disclosures in this Annual Report on Form 10-K (this “Report”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission and in oral presentations. Forward-looking statements are based on assumptions and by their nature are subject to risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•

the ability to successfully integrate the operations of Western Window Systems into our existing operations and the diversion of management’s attention from ongoing business and regular business responsibilities to effect such integration;

•

the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, the acquisition of Western Window Systems (the “Western Window Systems Acquisition”);

•

the risk that the anticipated cost savings, synergies, revenue enhancement strategies and other benefits from the Western Window Systems Acquisition may not be fully realized or may take longer to realize than expected or that our actual integration costs may exceed our estimates;

•	disruption from the Western Window Systems Acquisition making it more difficult to maintain relationships with customers or suppliers of Western Window Systems;
•	our level of indebtedness, which significantly increased in connection with the Western Window Systems Acquisition;
•

adverse changes in new home starts and home repair and remodeling trends, especially in the state of Florida, where the substantial portion of our sales are currently generated, and in the western United States, where the substantial portion of the sales of Western Window Systems’ operations are generated, and in the U.S. generally;

•

macroeconomic conditions in Florida, where the substantial portion of our sales are generated, and in the Western United States, where the substantial portion of the sales of Western Window Systems are currently generated, and in the U.S. generally;

•	raw material prices, especially for aluminum, glass and vinyl, including, price increases due to the implementation of tariffs and other trade-related restrictions;
•	our dependence on a limited number of suppliers for certain of our key materials;
•	sales fluctuations to and changes in our relationships with key customers;
•	our ability to successfully integrate businesses we may acquire, or that any business we acquire in the future may not perform as we expected when we acquired it;
•	increases in transportation costs, including due to increases in fuel prices;
•	our dependence on our impact-resistant product lines and contemporary indoor/outdoor window and door systems, and on consumer preferences for those types and styles of products;
•	product liability and warranty claims brought against us;
•	federal, state and local laws and regulations, including unfavorable changes in local building codes and environmental and energy code regulations;
•	our dependence on our limited number of geographically concentrated manufacturing facilities;
•

risks associated with our information technology systems, including cybersecurity-related risks, such as unauthorized intrusions into our systems by “hackers” and theft of data and information from our systems, and the risks that our information technology systems do not function as intended or experience temporary or long-term failures to perform as intended; and,

•	the other risks and uncertainties discussed under “Risk Factors” in Part I, Item 1A, herein

Statements in this Report that are forward-looking statements include, without limitation, our expectations regarding: (1) demand for our products going forward, including the demand for our impact-resistant products and the products of Western Window Systems; (2) our ability to continue to leverage fixed costs in a favorable manner; (3) our ability to continue to achieve manufacturing and operational efficiencies; (4) the favorable impact that the increase in our product prices may have on our performance, and our ability to take future price increases to offset further increases in our costs; (5) the Company’s ability to continue to grow its sales and earnings going forward (6) our ability to position ourselves as a national leader in the premium window and door market, and our performance in that market; (7) our ability to identify and complete operational and strategic initiatives in the future, and the results of any such initiatives; and (8) our forecasted financial and operational performance for our 2019 fiscal year. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the date of this Report.

PART I

Item 1.	BUSINESS

Our Company

PGT Innovations, Inc. (“we,” “us,” “our,” “PGTI” or the “Company”) is the leading U.S. manufacturer and supplier of impact-resistant residential windows and doors, and we believe the “PGT” brand is the most recognized brand in the U.S. for these products. Having pioneered the development of these products over two decades ago, we believe our products to be the most technologically advanced impact-resistant window and door products in the industry. We manufacture complete lines of high-end, luxury, premium and mass-custom fully customizable aluminum and vinyl windows and doors and porch enclosure products, targeting both the residential repair and remodeling and new construction end markets. We market our impact-resistant products under three recognized brands: PGT® Custom Windows & Doors, CGI® Windows and Doors and WinDoor®, the last two of which we have acquired since 2014, and we believe are all positively associated with service, performance, quality, durability and energy efficiency. We recently acquired the brands and operations of Western Window Systems, as part of the Western Window Systems Acquisition. Like our legacy brands, we believe that the Western Window Systems brands are associated with innovation, quality, durability and energy efficiency in the indoor/outdoor living space markets.

•	On September 22, 2014, we acquired CGI, an innovator in impact-resistant product craftsmanship, strength and style that is recognized and respected in the architect community.
•

On February 16, 2016, we completed the acquisition of WinDoor, a provider of high-performance, impact-resistant windows and doors to five-star resorts, luxury condominiums, high-rise multi-family buildings, hotels and custom high-end single-family homes.

•

On September 6, 2016, we acquired an established fabricator of impact-resistant storefront window and door products, US Impact Systems, Inc. (“USI”), and announced the formation of CGIC, the brand and company through which we sell the former USI products.

•

On August 13, 2018, we completed the acquisition (the “WWS Acquisition”) of GEF WW Parent LLC (now known as WWS Acquisition LLC) (“Western Window Systems” or “WWS”) and its subsidiaries, an award-winning designer and manufacturer of premium contemporary doors and window systems with a focus on unifying indoor/outdoor living spaces. The Western Window Systems Acquisition has increased and diversified our product offerings, enabling us to expand beyond our current geographically focused portfolio of primarily impact-resistant products to include contemporary door and window systems that unify indoor/outdoor living for the residential, commercial and multi-family markets.

On December 14, 2016, we announced the unveiling of our new name, PGT Innovations, Inc., formerly PGT, Inc., as part of our strategy to bring together under a single identity our various go-to-market brands serving all levels of the premium impact-resistant residential window and door market, from mass custom to high-end, luxury products, as well as the light commercial market. We believe these strategic decisions have solidified our position as the leading manufacturer and supplier of impact-resistant windows and doors in the U.S. reflecting our focus in expanding into other innovative brands, including through potential acquisitions designed to diversify and broaden our product portfolio and/or the geographic markets where our products are sold.

Our products are highly engineered and technically advanced windows and doors that can withstand some of the toughest weather conditions on earth, such as hurricane-force winds. Our impact-resistant products combine heavy-duty aluminum or vinyl 28frames with laminated glass to ensure structural integrity, which provides protection from wind-driven projectiles of all sizes and other debris during a storm. Our impact-resistant products substantially reduce the likelihood of penetration by impacting projectiles, protecting people and property, while providing expansive, unblocked exterior views that other forms of protection, such as shutters or wood coverings, do not provide. Our impact-resistant products also offer many other benefits, including: (1) abatement of sound to substantially decrease outside noise, including during hurricanes; (2) protection against the damaging effects of ultra-violet light; (3) reduction of energy loss due to changing external temperatures; and (4) energy efficiency that can significantly reduce cooling and heating costs, as evidenced by the energy ratings our products have received. These impact-resistant products satisfy the nation’s most stringent building codes in hurricane-prone coastal states and provide an attractive alternative to shutters and other “active” forms of hurricane protection that require installation and removal before and after each storm. We also manufacture vinyl porch and patio enclosure products that are designed to allow air flow while protecting against inclement weather, making outdoor spaces more inviting.

The addition of WWS to our family of brands expands our portfolio of offerings and adds award-winning and innovative products that combine performance and quality with clean, functional designs. Its products are designed for strength, easy integration into a variety of spaces, smooth operation and are tested for durability.

Since 1959, WWS has manufactured moving glass walls, windows and doors that blend the indoors with the outside, including its recent offerings of contemporary products designed to unify indoor/outdoor living spaces. Its current products are highly engineered, premium, aluminum and fiberglass hybrid products that include folding and sliding door systems, windows, doors and window walls. WWS regularly develops new products, many of which are designed to satisfy some of the most stringent energy efficiency rating requirements in North America, including the strictest building energy codes in the United States, which are found in California. Inspired by contemporary living and energy conservation, WWS’s products are available in custom sizes, standardized sets, and large dimensions to provide flexibility and numerous design possibilities in residential, multi-family, and commercial applications. The energy efficient designs of WWS’s products make them suitable for both high and low temperature climates.

Our current market share in Florida, which is the largest impact-resistant window and door market in the U.S., is greater than that of any competitor. We believe our leading market position is derived from our broad and high-quality product offerings, continuous innovation, well-recognized brands, strong customer relationships, technical capabilities, customer care and extensive knowledge of and involvement in developments regarding hurricane-protection building codes and testing protocols.

WWS’s primary markets are in California, Texas, Arizona and Nevada, where there has been favorable economic and housing trends compared to the broader U.S. economy and housing markets. The addition of WWS gives us a foothold in these key markets in the West and Southwest, where evolving consumer preferences toward indoor/outdoor living and contemporary narrow site-line designs are still early in their growth are expected to provide in product areas in which WWS benefits from a first mover advantage. WWS will also now have the opportunity to expand into regions in the Southeast U.S. where our operations are already established.

With approximately 3,000 employees (as of December 29, 2018) at our various manufacturing facilities located in North Venice, Orlando and Miami, Florida, and Phoenix, Arizona, our vertically integrated manufacturing capabilities include in-house glass cutting, tempering, laminating and insulating capabilities, which provide us with a consistent source of specialized glass, shorter lead times, lower costs relative to third-party sourcing and an overall more efficient production process. Additionally, our manufacturing process relies on just-in-time delivery of raw materials and components as well as synchronous flow to promote labor efficiency and throughput, allowing us to more consistently fulfill orders on-time for our valued customers.

The geographic regions in which we currently conduct business include the Southeastern U.S., Western U.S., Gulf Coast, Coastal mid-Atlantic, the Caribbean, Central America and Canada. We distribute our products through multiple channels, including approximately 1,500 independently-owned dealers and distributors, national building supply distributors, and the in-home sales/custom order divisions of major U.S. home building and improvement supply retailers. We believe this broad distribution network provides us with the flexibility to meet demand as it shifts between the repair and remodel and residential new construction end markets.

History

PGT Innovations, Inc. is a Delaware corporation. We were formed on December 16, 2003 as PGT, Inc and operate our business through our subsidiary, PGT Industries, Inc., a Florida corporation, which was founded in 1980 as Vinyl Tech, Inc. On June 27, 2006, we became a publicly listed company on the NASDAQ Global Market (NASDAQ) under the symbol “PGTI”. We changed our name to PGT Innovations, Inc. which we announced on December 14, 2016. Effective on December 28, 2016, the listing of the Company’s common stock was transferred to the New York Stock Exchange (NYSE) and our common stock began trading on the NYSE under our existing ticker symbol of “PGTI”.

Industry Segments

We operate as one segment, the manufacture and sale of windows and doors. Additional required information is included in Item 8.

Our Products

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

Estate Collection. Our Estate Collection of windows and doors is CGI’s premium aluminum impact-resistant product line. These windows and doors can be found in high-end homes, resorts and hotels, and in schools and office buildings. Our Estate Collection combines protection against hurricane force damage with architectural-grade quality, handcrafted details and modern engineering. These windows and doors protect and insulate against hurricane winds and wind-driven debris, outside noise, and offer UV protection. Estate’s aluminum frames are thicker than many of our competitors’ frames, making it a preferable choice for consumers in coastal areas prone to hurricanes. In January 2019, consistent with management’s plan for this product line, we began the process of rebranding our Estate Collection as WinDoor-branded products. This rebranding aligns the Estate Collection’s status as a high-end, luxury product line, with WinDoor’s focus on the luxury market. We anticipate completion of this rebranding in the first half of 2020.

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

Western Window Systems

WWS’s products are non-impact products, both customized products for its custom sales channel, and standard products for its volume sales channel, and carry the Western Windows Systems® brand under three product categories of the Custom Line,

Performance Line, and the Simulated Steel Line, which is a thermally-broken product

Classic Line. WWS’s Classic Line is a portfolio of high-quality, disappearing glass walls and windows that combine exceptional performance with clean design. The products of the Classic Line include fixed and operating windows, as well as well as sliding, folding and hinged doors.

Performance Line. The Performance Line by WWS is a family of moving glass walls and windows engineered to satisfy its customers’ energy and structural requirements, while promoting a contemporary design.

Simulated Steel Line. The Simulated Steel Line by WWS is a portfolio of thermally-broken, aluminum moving glass walls and windows that look like steel but are far more affordable. This portfolio of products embodies WWS’s nearly 60 years of advancements in door and window design, which we believe reach new heights of luxury and refinement. The Simulated Steel Line is a top choice among architects due to its clean, narrow profiles which keeps the glass big, maximizing natural light.

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

Our Customers

We have a highly diversified base of approximately 1,500 window distributors, building supply distributors, window replacement dealers and enclosure contractors. Our largest customer accounts for approximately 4% of net sales and our top ten customers account for approximately 22% of net sales. Our sales are driven by residential new construction and home repair and remodeling end markets, which represented approximately 41% and 59% of our sales, respectively, during 2018. This compares to 39% and 61%, respectively, in 2017.

We do not supply our products directly to homebuilders but believe demand for our products is also a function of our strong relationships with certain national homebuilders.

Materials, Inventory and Supplier Relationships

Our primary manufacturing materials include aluminum and vinyl extrusions, glass, ionoplast, and polyvinyl butyral. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. While most of our materials are typically available from other sources, transitioning to alternative sources would require us to complete testing and certifications related to impact-resistance and for the alternative source of supply to create the customized equipment and tooling necessary to provide the materials and components to us. Therefore, our goal is to develop and maintain lasting relationships with our material suppliers.

Aluminum and vinyl extrusions accounted for approximately 41% of our material purchases during 2018. Sheet glass, which is sourced from two major national suppliers, accounted for approximately 7% of our material purchases during 2018. Sheet glass that we purchase comes in various sizes, tints, and thermal properties. From the sheet glass purchased, we produce some of our own laminated glass needs. However, in 2017 and 2016 due to some temporary capacity constraints, we purchased some of our laminated glass needs. This finished laminated glass made up approximately 18% of our material purchases in 2018. Polyvinyl butyral and ionoplast, which are both used as inner layer in laminated glass, accounted for approximately 6% of our material purchases during 2018.

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

Our inventory consists principally of raw materials purchased for the manufacture of our products and limited finished goods inventory as the majority of our products are custom, made-to-order products. Our inventory levels are more closely aligned with our number of product offerings rather than our level of sales. We have maintained our inventory level to have (i) raw materials required to support new product launches; (ii) a sufficient level of safety stock on certain items to ensure an adequate supply of material in the event of a sudden increase in demand and given our short lead-times; and (iii) adequate lead times for raw materials purchased from overseas suppliers in bulk supply.

Backlog

As of December 29, 2018, our backlog was $63.7 million, which included $11.0 million relating to WWS. As of December 30, 2017, our backlog was $51.3 million. Our backlog consists of orders that we have received from customers that have not yet shipped, and we expect that a significant portion of our current backlog will be recognized as sales in the first quarter of 2019, due in part to our lead times which typically range from one to five weeks.

Intellectual Property

We own and have registered trademarks in the U.S., including several acquired with WWS. In addition, we own several patents and patent applications concerning various aspects of window assembly and related processes. We are not aware of any circumstances that would have a material adverse effect on our ability to use our trademarks and patents. If we continue to renew our trademarks when necessary, the trademark protection provided by them is perpetual.

Manufacturing

Our manufacturing facilities are in Florida, where we produce customized impact-resistant and non-impact products, and in Arizona, where we produce customized non-impact products for the custom channel of our WWS brand, and standard products for its volume channel. The manufacturing process typically begins in our glass plant where we cut, temper, laminate, and insulate sheet glass to meet specific requirements of our customers’ orders, although our Hialeah, Florida, and Orlando, Florida facilities source their glass needs from external suppliers.

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

The primary competitors of our WWS brand in its custom sales channel include the following aluminum window manufacturers, all based on the West Coast of the U.S.: Fleetwood Windows & Doors, Heritage Aluminum, Panda, and La Cantina. In the Corporate Builder sales channel, several competitors to Western Window Systems have been introducing low-cost competitive products, including Win-Dor California, Avanti, and Cascade. In the emerging commercial space, Western Window Systems identifies EFCO, Arcadia, and Wasau as competitors.

International Window and Door Manufacturers: This group of competitors consists of non-U.S. companies that have created entities and established manufacturing operations within Florida and have an increasing presence in the South Florida region as suppliers of windows and doors, primarily for high-rise buildings.

Active Protection: This group of competitors consists of manufacturers that produce shutters and plywood, both of which are used to actively protect openings. Our impact-resistant windows and doors represent passive protection, meaning, once installed, no activity is required to protect a home from storm related hazards.

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

Employees

As of the end of 2018, we employed approximately 3,000 people, none of whom were represented by a collective bargaining unit. We believe we have good relations with our employees.

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

Risks Related to our Business

We are subject to regional and national economic conditions.

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

We are subject to fluctuations in the prices of our raw materials, which could have an adverse effect on our results of operations.

We experience significant fluctuations in the cost of our raw materials, including aluminum extrusion, vinyl extrusion, polyvinyl butyral and glass. We anticipate that these fluctuations will continue in the future. A variety of factors over which we have no control, including global demand for aluminum, fluctuations in oil prices, speculation in commodities futures and the creation of new laminates or other products based on new technologies impact the cost of raw materials that we purchase for the manufacture of our products. These factors may also magnify the impact of economic cycles on our business. In addition, the current Presidential Administration has taken actions to impose tariffs on foreign steel and aluminum, in an effort to limit the amounts of steel and aluminum coming into the U.S. These actions have had and could continue to have a negative impact on prices our suppliers pay for their materials, which has increased the cost of steel and aluminum to us. We may not be able to minimize our risk from price fluctuations and the adverse impact of these tariffs by entering into aluminum forward contracts to hedge these fluctuations in the purchase price of aluminum extrusion we use in production. Substantial, prolonged upward trends in aluminum prices could significantly increase the cost of the unhedged portions of our aluminum needs and have an adverse impact on our sales and results of operations.

We rely on a limited number of outside suppliers for certain key components and materials.

We obtain a significant portion of our key raw materials, such as glass, aluminum and vinyl components, from a few key suppliers. If any of these suppliers is unable to meet its obligations under present or any future supply agreements, the agreements could be terminated, or we may not be able to obtain certain raw materials on commercially reasonable terms and may suffer a significant interruption in our ability to manufacture our products, including because it may be difficult to find substitute or alternate suppliers as the glass and aluminum and vinyl extrusions we use are customized. A supplier may also choose, subject to existing contracts, to modify its relationship due to general economic concerns or concerns relating to the supplier or us, at any time. These modifications could include requirements from our suppliers that we provide them additional security in the form of prepayments or letters of credit.

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

Our business currently is geographically concentrated in Florida.

Focusing operations into manufacturing locations in Florida optimizes manufacturing efficiencies and logistics, and we believe that a focused approach to growing our market share within our core wind-borne debris markets in Florida, from the Gulf Coast to the mid-Atlantic, and certain international markets, will maximize value and return. The inclusion in our operations of a manufacturing facility in Arizona after the consummation of the Western Window Acquisition provides some geographic diversification, however we expect that the primary concentration of our business will continue to be in Florida and another prolonged decline in the economy of the state of Florida or of certain coastal regions, a change in state and local building code requirements for hurricane protection, or any other adverse condition in the state or certain coastal regions, could cause a decline in the demand for our products, which could have an adverse impact on our sales and results of operations.

Our operating results are substantially dependent on demand for our branded impact-resistant products and contemporary indoor/outdoor window and door systems.

A majority of our net sales are derived from the sales of our branded impact-resistant products and on window and door systems for residential, commercial and multifamily markets.  Accordingly, our future operating results will depend largely on the demand for our impact-resistant products by current and future customers, including additions to this product line that are subsequently introduced, as well as demand for the contemporary indoor/outdoor window and door systems sold by Western Window Systems. If our competitors release new products that are superior to our products in performance or price, or if we fail to update our impact-resistant products with any technological advances that are developed by us or our competitors or introduce new products in a timely manner, demand for our products may decline. In addition, the window and door industry can be subject to changing trends and consumer preferences. If we do not correctly gauge consumer trends for the contemporary indoor/outdoor window and door systems sold by Western Window Systems and respond appropriately, customers may not purchase our products and our brand names may be impaired. Even if we react appropriately to changes in trends and consumer preferences, consumers may consider our brands to be outdated or associate our brands with styles that are no longer popular or trend-setting. Any of these outcomes could create significant excess inventories for some products and missed opportunities for other products, which would have a material adverse effect on our brands, our business, results of operations and financial condition. A decline in demand for our impact-resistant products or the contemporary indoor/outdoor window and door systems sold by Western Window Systems as a result of competition, technological change, changes in consumer preferences or other factors could have a material adverse effect on our ability to generate sales, which would negatively affect results of operations.

The Western Window Systems Acquisition may result in, or involve activities that cause, increased expenses or unanticipated liabilities.

As a result of the Western Window Systems Acquisition, we have significantly more sales, assets and employees than we did prior to the transaction, which may cause our management to devote a significant amount of time, resources and attention to the contemporary indoor/outdoor window and door business of Western Window Systems, and/or away from the operations of our impact-resistant windows and doors business. These potential diversions and distractions may result in, or involve activities that cause, increased expenses and unanticipated liabilities.

If we do not realize the expected benefits, including synergies, from the Western Window Systems Acquisition, our business and results of operations will suffer.

There is no assurance that the Western Window Systems business will be successfully or cost-effectively integrated into our existing business. The process of integrating the business operations may cause an interruption of, or loss of momentum in, the activities of our historical business. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and its liquidity, results of operations and financial condition may be materially adversely impacted.  In addition, as we continue our integration activities, we may identify additional risks and uncertainties not yet known to us.

Even if we are able to successfully combine the two business operations, it may not be possible to realize the full benefits of the increased sales volume and other benefits, including the expected synergies, that are expected to result from the Western Window Systems Acquisition, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Western Window Acquisition may be offset by costs incurred or delays in integrating the companies. Our expected cost savings, as well as any revenue or other synergies, are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control.  If we fail to realize the benefits we anticipated from the Western Window Systems Acquisition, our liquidity, results of operations or financial condition may be adversely effected.

Our substantial level of indebtedness could adversely affect our business and financial condition and prevent us from meeting our debt obligations.

As of December 29, 2018, our total gross indebtedness was $379.1 million, and we had an additional $38.9 million available for borrowing under our existing senior secured credit facilities.

This high level of indebtedness could have important consequences, including:

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

Economic and credit market conditions impact our ability to collect receivables.

Economic and credit conditions can negatively impact our bad debt expense, which can adversely impact our results of operations. Some of the markets we serve, which includes dealers whose customers are second and vacation home owners in the repair and remodeling sector, are more sensitive to changes in economic and credit conditions. If economic and credit conditions deteriorate, we may experience difficulties collecting on our accounts receivable, increasing our days sales outstanding and base debts owed to us, which could adversely impact our results of operations and business.

We rely, and expect to continue to rely on third-party transportation, which subjects us to risks and costs that we cannot control, and which risks and costs may materially adversely affect our profitability.

We rely, and expect to continue to rely on, third party trucking companies to transport raw materials to the manufacturing facilities used by each of our businesses and to ship finished products to customers. These transport operations are subject to various hazards and risks, including extreme weather conditions, work stoppages and operating hazards, as well as interstate transportation regulations. In addition, the methods of transportation we utilize may be subject to additional, more stringent and more costly regulations in the future. If we are delayed or unable to ship finished products or unable to obtain raw materials as a result of any such new regulations or public policy changes related to transportation safety, or these transportation companies fail to operate properly, or if there were significant changes in the cost of these services due to new or additional regulations, or otherwise, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship goods, which could result in a material adverse effect on our revenues and costs of operations. Transportation costs represent a significant part of our cost structure. If our transportation costs increased substantially, due to prolonged increases in fuel prices or otherwise, we may not be able to control them or pass the increased costs onto customers, which may materially adversely affect our profitability.

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

Other parties may infringe on our intellectual property rights or may allege that we have infringed on theirs.

Competitors or other third parties may infringe on or otherwise make unauthorized use of our intellectual property rights, including product designs, manufacturing practices, registered intellectual property and other rights. We rely on a variety of measures to protect our intellectual property and proprietary information. However, these measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage. If we determine that such infringement or use has occurred, legal action to enforce our rights may require us to spend significant amounts in legal costs, even if we ultimately prevail.

Conversely, given the nature of our business and product designs, competitors or other third parties may allege that we, or consultants or other third parties retained or indemnified by us, have infringed on their intellectual property rights. Even though we believe such claims and allegations of intellectual property infringement would be without merit, defending against such claims would be time consuming and expensive and could result in the diversion of time and attention of our management and employees. Given the rapidly changing and highly competitive business environment in which we operate, and the increasingly complex designs of our products and other companies’ similar products, the outcome of any contemplated intellectual property-related litigation would be difficult to predict and could cause us to lose significant revenue, to be prohibited from using the relevant designs, systems, processes, technologies or other intellectual property, to cease offering certain products or services or to incur significant license, royalty or technology development expenses.

Changes in building codes could reduce the demand for our impact-resistant windows and doors, which could have a material adverse effect on our financial condition, liquidity or results of operations.

The market for our impact-resistant windows and doors depends in large part on our ability to satisfy state and local building codes that require protection from wind-borne debris. If the standards in such building codes become more stringent, we may not be able to meet their requirements, and demand for our products could decline. Conversely, if the standards in such building codes are lowered or are not enforced in certain areas because of industry lobbying or otherwise, demand for our impact-resistant products may decrease. In addition, if states and regions that are affected by hurricanes but do not currently have such building codes fail to adopt and enforce hurricane protection building codes, our ability to expand our business in such markets may be limited. We are also subject to energy efficiency codes and performance standards in Colorado, California and other states where Western Window Systems operates, several of which are more stringent than those to which we have historically been subject.  Any such changes in building codes or energy efficiency codes could lower the demand for our impact-resistant windows and doors, which could have a material adverse effect on our financial condition, liquidity or results of operations.

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

We are and will continue to remain after consummation of the Western Window Acquisition, highly dependent on our ERP information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. We currently operate on four ERP information systems. Since we must process and reconcile our information from multiple systems, the chance of errors is increased, and we may incur significant additional costs related thereto. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to its ability to maintain its books and records and comply with regulatory requirements. Any of the foregoing could result in a material increase in information technology compliance or other related costs and could materially negatively impact our operations. In the future, we may transition all or a portion of its systems to one ERP system. The transition to a different ERP system involves numerous risks, including:

•	diversion of management’s attention away from normal daily business operations;

•	loss of, or delays in accessing data;
•	increased demand on its operations support personnel;
•	initial dependence on unfamiliar systems while training personnel to use new systems; and
•	increased operating expenses resulting from training, conversion and transition support activities.

Any of the foregoing could result in a material increase in information technology compliance or other related costs and could materially negatively impact our operations.

We may be adversely affected by any disruptions to our manufacturing facilities or disruptions to our customer, supplier, or employee base.

All but one of our manufacturing and operating facilities are currently located in Florida, which is a hurricane-sensitive area. In 2017 and 2018, Hurricane Irma significantly impacted our customers and markets. Any disruption to our facilities resulting from hurricanes and other weather-related events, fire, acts of terrorism, or any other cause could damage a significant portion of our inventory, affect our distribution of products, and materially impair our ability to manufacture our products and to distribute our products to customers. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, if there are disruptions to our customer and supplier base or to our employees caused by hurricanes, our business could be temporarily adversely affected by higher costs for materials, increased shipping and storage costs, increased labor costs, increased absentee rates, and scheduling issues. Furthermore, some of our direct and indirect suppliers have unionized work forces, and strikes, work stoppages, or slowdowns experienced by these suppliers could result in slowdowns or closures of their facilities. Any interruption in the production or delivery of our supplies could reduce sales of our products and increase our costs.

The nature of our business exposes us to product liability, warranty and other claims.

We are, from time to time, involved in product liability, product warranty and other claims relating to the products we manufacture and distribute that, if adversely determined, could adversely affect our financial condition, results of operations, and cash flows. In addition, we may be exposed to potential claims arising from the conduct of homebuilders and home remodelers and their sub-contractors. Although we believe we currently maintain what to be suitable and adequate insurance in excess of our self-insured amounts, we may not be able to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company.

We conduct all of our operations through our subsidiaries and rely on payments from our subsidiaries to meet all of our obligations.

We are a holding company and derive all of our operating income from our subsidiary, PGT Industries, Inc., and its subsidiaries, CGI, WinDoor and, WWS Acquisition, LLC, doing business as Western Window Systems.  All of our assets are held by our subsidiaries, and we rely on the earnings and cash flows of our subsidiaries to meet our obligations. The ability of our subsidiaries to make payments to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdictions of organization (which may limit the amount of funds available for distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, including our credit facilities, and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

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

Despite our level of indebtedness, we and our subsidiaries will still be able to incur substantial additional amounts of debt, including secured debt, which could further exacerbate the risks associated with our substantial indebtedness.

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

From time to time we are subject to legal and regulatory proceedings which seek material damages from us. These proceedings may be negatively perceived by the public and materially and adversely affect our business.

We are subject to legal and regulatory proceedings from time to time which may result in material damages. Although we do not presently believe that any of our current legal or regulatory proceedings will ultimately have a material adverse impact on our financial performance or operations, we cannot assure you that we will not incur material damages or penalties in a lawsuit or other proceeding in the future and/or significant defense costs related to such lawsuits or regulatory proceedings. For example, many of our products are installed in large, multi-unit condominiums or similar developments, and we may face legal claims for breach of warranties or other claims alleging product defects on a large-scale in connection with such projects.  Also, we operate a fleet of approximately 86 delivery trucks and, in addition to the significant compliance-related costs associated with operating such a fleet, we may incur significant adverse judgments, damages and penalties related to accidents that those trucks may be involved in from time to time. Significant adverse judgments, penalties, settlement amounts, amounts needed to post a bond pending an appeal or defense costs could materially and adversely affect our liquidity and capital resources. It is also possible that, as a result of a present or future governmental or other proceeding or settlement, significant restrictions will be placed upon, or significant changes made to, our business practices, operations or methods, including pricing or similar terms. Any such restrictions or changes may adversely affect our profitability or increase our compliance costs.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have the following properties as of December 29, 2018:

	Manufacturing	Support	Storage
		(in square feet)
Owned:
Main plant and corporate office, North Venice, FL	348,000	15,000	-
Glass tempering and laminating, North Venice, FL	80,000	5,000	-
Assembly processing facility, North Venice, FL	96,000	-	-
Insulated glass building, North Venice, FL	42,000	-	-
PGT Wellness Center, North Venice, FL	-	3,600	-

Leased:
Manufacturing and support facility (Center Court), Venice, FL	19,600	15,400	-
Support facility (Endeavor Court), Nokomis, FL	-	12,000	-
Storage facility (Technology Park), Nokomis, FL	-	-	6,100
Storage facility (Sarasota warehouse), Bradenton, FL	-	-	40,000
Plant and administrative offices, Hialeah, FL (CGI and CGIC)	305,000	20,000	-
Plant and administrative offices, Orlando, FL (WinDoor)	300,000	20,000	-
Plant and administrative offices, Phoenix, AZ (WWS)	160,000	10,000	-

Total square feet	1,350,600	101,000	46,100

On August 13, 2018, we acquired WWS, an established manufacturer of non-impact windows and doors headquartered in Phoenix, AZ. WWS manufacturers its window and door products from its new approximately 170,000 square foot manufacturing and distribution facility in Phoenix, AZ. This facility is leased by WWS through the end of May 2027.

We combined the operations of CGI and CGIC, which manufactures our commercial storefront systems products and whose facility lease was set to expire by the end of 2018, into a new 325,000 square foot leased facility. This new facility is in Hialeah, Florida.

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

Our leases discussed above expire between February 2019 and late 2028. The leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

All of our owned properties secure borrowings under our credit agreement (dated February 16, 2016, as amended by the first amendment thereto, dated as of February 17, 2017, the second amendment thereto, dated as of March 16, 2018 and as otherwise amended, restated, modified or supplemented, the “Credit Agreement”). All of these operating facilities are adequate in capacity and condition to service existing customer needs.

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

Item 4.MINE SAFETY DISCLOSURES

Not Applicable

PART  II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the New York Stock Exchange under its symbol of “PGTI”. On February 8, 2019, the closing price of our Common Stock was $16.94 as reported on the New York Stock Exchange. The approximate number of stockholders of record of our Common Stock on that date was approximately 2,800, although we believe that the number of beneficial owners of our Common Stock is substantially greater.

Dividends

We do not pay a regular dividend. Any determination relating to dividend policy will be made at the discretion of our Board of Directors. The terms of the agreements governing our outstanding borrowings restrict our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graphs compare the percentage change in PGT Innovations, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the NYSE Composite Index, the SPDR S&P Homebuilders ETF, and the Standard & Poor’s Building Products Index over the period from December 30, 2013 (the first trading day of our 2014 fiscal year), to December 28, 2018 (the last trading day of our 2018 fiscal year).

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN

AMONG PGT INNOVATIONS, INC., THE NYSE COMPOSITE INDEX, THE SPDR S&P

HOMEBUILDERS ETF AND THE S&P 500 BUILDING PRODUCTS INDEX

*

Graph shows returns generated as if $100 were invested on December 30, 2013 (the first trading day of our 2014 fiscal year) for 60 months ending December 28, 2018 (the last trading day of our 2018 fiscal year), in PGTI stock or in the SPDR S&P Homebuilders EFT Fund, which is an exchange-traded fund that seeks to replicate the performance of the S&P Homebuilders Select Industry Index.

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
Selected Consolidated Financial Data	December 29,	December 30,	December 31,	January 2,	January 3,
(in thousands except per share data)	2018 (4)	2017	2016	2016	2015
Net sales	$698,493	$511,081	$458,550	$389,810	$306,388
Cost of sales	455,025	352,097	318,452	270,678	213,596

Gross profit	243,468	158,984	140,098	119,132	92,792
Selling, general and administrative expenses	150,910	98,803	83,995	68,190	56,377
Gains on sales of assets under APA (1)	(2,551)	-	-	-	-
Fair value adjustment to contingent consideration (2)	-	-	(3,000)	-	-

Income from operations	95,109	60,181	59,103	50,942	36,415
Interest expense	26,529	20,279	20,125	11,705	5,960
Debt extinguishment costs	3,375	-	3,431	-	2,625
Other expense, net (3)	-	-	-	388	1,750

Income before income taxes	65,205	39,902	35,547	38,849	26,080
Income tax expense (benefit)	11,272	63	11,800	15,297	9,675

Net income	$53,933	$39,839	$23,747	$23,552	$16,405

Net income per common share:
Basic	$1.03	$0.80	$0.49	$0.49	$0.35
Diluted	$1.00	$0.77	$0.47	$0.47	$0.33
Weighted average shares outstanding:
Basic	52,461	49,522	48,856	48,272	47,376
Diluted	54,106	51,728	50,579	50,368	49,777

Other financial data:
Depreciation	$14,225	$13,051	$9,577	$7,008	$4,534
Amortization	10,225	6,477	6,096	3,413	1,446

	As Of	As Of	As Of	As Of	As Of
	December 29,	December 30,	December 31,	January 2,	January 3,
	2018 (4)	2017	2016 (4)	2016	2015
Balance Sheet data:
Cash and cash equivalents	$52,650	$34,029	$39,210	$61,493	$42,469
Total assets	862,153	453,119	436,648	344,028	304,587
Total debt, including current portion	366,777	212,973	247,873	190,767	191,752
Shareholders’ equity	385,544	175,325	132,852	106,961	73,976

(1)	Represents gains on sales of assets under the APA with Cardinal. See Note 6 in Item 8.
(2)	Relates to reversal of liability for contingent consideration.
(3)	Other expense, net, includes fair value adjustments on derivative financial instruments.
(4)	In August 2018, we acquired WWS. In February 2016, we acquired WinDoor. See Note 5 in Item 8.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8. We also advise you to read the risk factors in Item 1A. Our MD&A is presented in eight sections:

•	Executive Overview;
•	Sales of Door Glass Processing Assets
•	The Tax Cuts and Jobs Act of 2017;
•	Results of Operations;
•	Liquidity and Capital Resources;
•	Disclosures of Contractual Obligations and Commercial Commitments;
•	Critical Accounting Estimates;
•	Recently Issued Accounting Standards; and
•	Forward Outlook

EXECUTIVE OVERVIEW

Sales and Operations

Our sales grew to $698.5 million in our 2018 fiscal year, a 36.7% increase when compared to 2017. This increase includes sales from our August 13, 2018 acquisition of WWS, which totaled $49.7 million, but also resulted from increases in sales of our aluminum and vinyl impact-resistant products, which grew by 28.5% and 32.3%, respectively. Driving these results were increases in the sales of our flagship WinGuard impact-resistant products, including vinyl WinGuard impact-resistant products, which grew by 35.5%, and our aluminum WinGuard impact-resistant products, which grew by 26.4%, both as compared to 2017. Since 2014, our vinyl WinGuard products have grown at a compound annual rate of nearly 35%. The growth in the sales of our vinyl impact products highlights the shift in our markets towards more energy efficient products and our ability to design attractive and innovative windows and doors to meet those needs. We also believe our sales in 2018 benefitted from the heightened awareness of impact-resistant products as the result of Hurricane Irma, which hit our primary markets in mid-September 2017, and our increased advertising following Hurricane Irma. Excluding sales of WWS, our annual sales to the repair and remodel market increased by $104.4 million, or 33.6%, in 2018, as compared to 2017, while new construction sales increased $33.3 million, or 16.6%. By region, our annual sales in Florida increased $111.7 million, or 24.3%, for 2018 compared to 2017, and sales in our out-of-state markets increased $60.0 million, or 169.9%. The increase in out-of-state sales is primarily due to the inclusion of the post-acquisition sales of WWS, which are primarily in the western and southwestern U.S. The remaining increase was related to an increase in international sales.

Gross profit was $243.5 million for our 2018 fiscal year, which increased 53.1% when compared to 2017. Our gross profit increased primarily due to higher sales volume, but also benefitted from price increases in 2018, as well as improvements in operational performance, which generated increased efficiencies, and a decrease in scrap rates. Our gross profit also benefitted from product mix. However, inflationary conditions persisted through all of 2018, including in the cost of aluminum, after increasing significantly during the second half of 2017, remained high during the first half of 2018, but then has subsided through the end of 2018. For example, the per-pound market cash price of aluminum, not including the Midwest Premium charge for delivery, began the year at $1.11, but has decreased to $0.85 at the end of the year, and is approximately $0.83 in mid-February 2019. We increased prices for our products during 2018 to cover these cost increases, but in the future, we may not always be able to offset cost increases we incur by increasing our selling prices.

Selling, general and administrative expenses were $150.9 million for our 2018 fiscal year, which increased $52.1 million compared to 2017, which includes the SG&A of WWS of $19.5 million, as well as the related acquisition costs of $3.8 million. Higher selling and distribution costs were the main driver of this increase, which is directly related to the significant increase in sales. The second most significant factor was higher personnel-related costs, including higher incentive compensation-related costs due to our improved performance, but also relating to a higher number of employees. Also, beginning in late 2017 after Hurricane Irma, we increased our investment in advertising, and maintained higher advertising levels during 2018 to further promote, in the post-Hurricane Irma environment, the benefits of our impact-resistant products. There was also an increase in depreciation expense during 2018 that contributed to the increase in selling, general and administrative expenses as compared to last year.

Interest expense increased $6.2 million in 2018, compared to 2017. During 2018, we made a total of $160.3 million in payments of long-term debt, substantially all relating to repayments of borrowings under the term loan portion of the 2016 Credit Agreement due 2022, which resulted in non-cash write-offs of deferred lenders fees and discount totaling $5.6 million as additional interest expense. Excluding these charges, interest expense increased slightly, as the savings from prepayments of borrowings under the 2016 Credit Agreement due 2022, were more than offset by interest by the issuance of the 2018 Senior Notes due 2026, which carry a fixed interest rate of 6.75%.

Our net income in 2018 was $53.9 million, an increase of $14.1 million when compared to 2017’s net income of $39.8 million. Our net income benefitted from improved performance, including a significant increase in sales, and the addition of WWS. The comparison of 2018 net income to 2017 net income is also affected by the fact that net income in 2017 benefitted from the recognition of the effects of the Tax Cuts and Jobs Act, further described below. In December 2017, we revalued our ending net deferred tax liabilities at December 30, 2017 and recognized a $12.4 million tax benefit in the consolidated statement of operations for the year ended December 30, 2017, which was adjusted slightly by $0.2 million in tax expense in 2018.

Liquidity and Cash Flow

During 2018, we generated $100.3 million in cash flow from operations, an increase of $51.3 million over last year, which was used to fund the cash portion of the WWS Acquisition of $39.6 million, make voluntary prepayments of debt of $8.0 million, as well as fund working capital needs, and for capital expenditures of $29.8 million. Our cash flow in 2018 benefitted from proceeds received under the APA, described below, of $24.8 million, but also was reduced by payments of estimated income taxes of $19.5 million, including a federal income tax payment of $9.0 million, relating to our fourth quarter of 2017 estimated payment which was not required to be made until the end of January 2018 due to temporary relief on estimated tax payments for Florida businesses affected by Hurricane Irma.

During 2018, we executed on two major capital transactions: (1) the issuance of the 2018 Senior Notes due 2026; and (2) the 2018 Equity Issuance. The transactions provided substantial liquidity, the proceeds from which were used to acquire WWS, in the case of the 2018 Senior Notes due 2026 and used to make a prepayment of borrowings under the 2016 Credit Agreement due 2022, in the case of the 2018 Equity Issuance. See “Liquidity and Capital Resources” for a more detailed discussion of these events.

SALE OF DOOR GLASS PROCESSING ASSETS

On September 22, 2017, we entered into the APA with Cardinal for the sale to Cardinal of certain manufacturing equipment we used in processing glass components for PGT-branded doors for a cash purchase price of $28.0 million. Contemporaneously with entering into the APA, we entered into a seven-year supply agreement (SA) with Cardinal for Cardinal to supply us with glass components for PGT-branded doors. The Company determined to sell these assets and enter the SA to allow us to heighten our focus in our core areas of window and door manufacturing and, at the same time, strengthen our supply chain for high-quality door glass from a supplier with whom we have been doing business for many years.

The Company has determined that, although the APA and SA are separate agreements, they were negotiated contemporaneously. Therefore, the Company has concluded that the $28.0 million of proceeds under the APA should be bifurcated between the sale of the door glass manufacturing assets, and as payment received from a supplier for the Company’s agreement to buy glass components for PGT-branded doors from Cardinal under the SA. The bifurcation of the proceeds in excess of the stand-alone selling price of the assets acquired would be allocated to the SA and recognized as a reduction of cost of sales as glass components are purchased by PGTI. Based on the established stand-alone selling price of the assets sold, as determined by an independent appraisal, approximately $7.7 million was allocated to the sale of the assets, with the remaining $20.3 million representing consideration received from Cardinal related to the agreement to buy door glass components for PGT-branded doors from Cardinal. This consideration is being amortized over the 7-year term of the SA.

At the time we ceased using these assets in production, at which time they became available for immediate sale, their net book value was $4.7 million, and they were reclassified from property, plant and equipment, to assets held for sale within other current assets.

The APA provided for the transfer of the assets from the Company to Cardinal in two phases, with the first date in 2017, and the second date in 2018, on dates which the Company and Cardinal agree to use. Under the APA, the cash purchase price of $28.0 million was to be paid by Cardinal to the Company in three separate payments of $3 million on or about the time of the first transfer of the assets to Cardinal, $10 million on or about January 15, 2018, and $15 million at or about the time of the second transfer of assets to Cardinal.

Cardinal paid us $3.0 million in cash on November 1, 2017, $10.0 million in cash on January 16, 2018, and $14.8 million on June 8, 2018, pursuant to the APA. The total proceeds received of $27.8 million was $0.2 million less than the $28.0 million as specified in the APA as we retained certain assets that were initially identified for transfer. On December 15, 2017, machinery and equipment classified as assets held for sale with net book value of $1.5 million, and fair value of $1.9 million was transferred to Cardinal and their equipment rigger, and we recognized a gain for the difference. Substantially all of the remaining machinery and equipment was transferred to Cardinal during the second quarter of 2018, which had a net book value of $3.2 million and fair value of

$5.8 million. We recognized gains on disposals for the difference totaling $2.6 million during the year ended December 29, 2018, classified as a separate line item in the accompanying consolidated statement of operations for the year ended December 29, 2018.

The SA provides that the Company will purchase, and Cardinal will supply, all the Company’s requirements for certain glass components used in PGT-branded doors through the end of 2024. The terms of the manufacture by Cardinal and purchase by the Company of such glass components as to purchase orders, forecasts of purchases, pricing, invoicing, delivery and payment terms and other terms, are all as described in the SA. Early in the fourth quarter of 2017, we began purchasing and receiving glass components from Cardinal under the SA. At that time, we began amortizing the advance consideration received from Cardinal initially allocated to the SA, recognizing $628 thousand in the year ended December 30, 2017, and $2.8 million and in the year ended December 29, 2018, which is classified as reductions to cost of sales in the accompanying consolidated statements of operations. The remaining unamortized balance of $16.7 million is classified in the accompanying consolidated balance sheet as of December 29, 2018, as $2.8 million within accrued liabilities and $13.9 million within other liabilities.

THE TAX CUTS AND JOBS ACT OF 2017

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, effective January 1, 2018, limitations on the deductibility of interest expense and executive compensation, the elimination of the Section 199 domestic production activities deduction, and further restricting the deductibility of certain already restricted expenses.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its ending net deferred tax liabilities at December 30, 2017 and recognized a $12.4 million tax benefit in the Company’s consolidated statement of operations for the year ended December 30, 2017. Upon the filing of our Federal and state income tax return for 2017, in the third quarter of 2018, we recognized an adjustment to this gain of $0.2 million of tax expense.

The Company has recognized the tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the years ended December 29, 2018 and December 30, 2017. In 2018, we experienced a benefit to our cash flow and a decrease in our overall effective tax rate as the result of the reduction of the Federal corporate income tax rate under the Tax Act, partially offset by the negative impact from the repeal of the Section 199 domestic production activities deduction. In 2018, we had no significant effect on our tax rate or obligation to pay income taxes due to the limitations on the deductions for interest expense and executive compensation.

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

	Year Ended
	December 29,	December 30,	December 31,	Percent Change
	2018	2017	2016	2018-2017	2017-2016
(in thousands, except per share amounts)
Net sales	$698,493	$511,081	$458,550	36.7%	11.5%
Cost of sales	455,025	352,097	318,452	29.2%	10.6%

Gross profit	243,468	158,984	140,098	53.1%	13.5%
Gross margin	34.9%	31.1%	30.6%

SG&A expenses	150,910	98,803	83,995	52.7%	17.6%
SG&A expenses as a percentage of net sales	21.6%	19.3%	18.3%
Gains on sales of assets under APA	(2,551)	-	-
Fair value adjustment to contingent consideration	-	-	(3,000)

Income from operations	95,109	60,181	59,103

Interest expense, net	26,529	20,279	20,125
Debt extinguishment costs	3,375	-	3,431
Income tax expense	11,272	63	11,800

Net income	$53,933	$39,839	$23,747

Net income per common share:
Basic	$1.03	$0.80	$0.49

Diluted	$1.00	$0.77	$0.47

2018 Compared with 2017

Net sales

Net sales for 2018 were $698.5 million, a $187.4 million, or 36.7%, increase in sales, from $511.1 million in the prior year.

The following table shows net sales by major product category (in millions, except percentages):

	Year Ended
	December 29, 2018		December 30, 2017
	Sales	% of sales	Sales	% of sales	% change
Product category:
Impact-resistant window and door products	$561.8	80.4%	$433.4	84.8%	29.6%
Non-impact window and door products	136.7	19.6%	77.7	15.2%	76.0%

Total net sales	$698.5	100.0%	$511.1	100.0%	36.7%

Net sales of our impact-resistant window and door products, which include our PGT WinGuard products, as well as all of CGI’s products and the substantial majority of WinDoor’s products, were $561.8 million in 2018, an increase of $128.4 million, or 29.6%, driven by an increase in sales of our WinGuard products, primarily our vinyl WinGuard products. Included in sales of our impact-resistant window and door products for 2018 were $391.1 million of aluminum impact sales, an increase of $86.7 million, or 28.5%, and $170.7 million of vinyl impact sales, an increase of $41.7 million, or 32.3%.

Sales of our non-impact window and door products were $136.7 million in 2018, an increase of $59.0 million, or 76.0%. Driving this increase are the sales of WWS, our recently acquired window and door manufacturer in the western U.S., whose products are all considered to be non-impact windows and door products. Sales of WWS included in non-impact window and door products were $49.7 million in 2018.

Our non-impact window and door products included $72.8 million of aluminum non-impact sales, an increase of $47.9 million, or 192.8%, and $63.9 million of vinyl non-impact sales, an increase of $11.1 million, or 21.1%. Included in sales of WWS’s window and door products were $43.3 million of aluminum non-impact sales, and $6.4 million of vinyl non-impact sales.

Gross profit and gross margin

Gross profit was $243.5 million in 2018, an increase of $84.5 million, or 53.1%, from $159.0 million in the prior year. The gross margin percentage was 34.9% in 2018, compared to 31.1% in the prior year, a percentage-point increase of 3.8%. Adjusting for costs relating to machinery and equipment relocations, as well as an opening balance sheet inventory adjustment relating to our acquisition of WWS, for a total of $1.2 million in 2018, and adjusting for costs relating to Hurricane Irma, WinDoor leadership and glass supply-chain transition costs, and costs relating to the start-up of our Thermal Plastic Spacer system line incurred in January and February, totaling $2.1 million in 2017, the gross margin percentage was 35.0% in 2018, compared to 31.5% in 2017, a percentage-point increase of 3.5%. There were improvements in 2018, compared to last year, relating to higher contribution margins on the increased sales volume, which benefitted gross margin by 1.2%, price increases, which benefitted gross margin by 1.5%, in scrap rates and efficiencies, which benefitted gross margin by 1.0%, a change in mix towards a higher portion of repair and remodeling sales, which benefitted gross margin by 0.7%. These increases were partially offset by decreases due to higher overall material prices, which decreased gross margin by 1.1%, and which included higher aluminum prices compared to last year, partially offset by lower glass costs as a result of our supply agreement with Cardinal Glass Industries, and by higher overhead costs, which decreased gross margin by 1.2%. The addition of WWS benefitted gross margin by 1.4%.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2018 were $150.9 million, an increase of $52.1 million, or 52.7%, from $98.8 million in the prior year. SG&A in 2018 includes $3.8 million of acquisition costs relating to our recent acquisition of WWS, and in 2017 includes $2.3 million in higher costs related to Hurricane Irma, management reorganization and WinDoor transition actions. Adjusting for these costs in both periods, SG&A was $147.1 million in 2018, or 21.1% of net sales, compared to $96.5 million in 2017, or 18.9% of net sales, an increase of 2.2%. The adjusted increase in SG&A is primarily the result of the inclusion of the SG&A expenses of WWS in 2018 since the acquisition, which totaled $19.5 million, including $3.6 million in non-cash amortization of the amortizable intangible asset acquired in the acquisition. This represents 39.3% of the total sales contribution of WWS of $49.7 million in 2018. We believe that going forward, WWS will carry higher SG&A as a percentage of sales than our legacy business due to WWS’s higher transportation costs, and non-cash amortization expense, which we estimate will be approximately $9.4 million annually.

Excluding these items, SG&A of the legacy business was $127.6 million in 2018, or 19.7% of legacy business net sales, compared to $96.5 million in 2017, or 18.9%, an increase of $31.1 million. This increase in SG&A spending is consistent with the higher level of sales, including higher distribution costs, and also includes higher personnel-related costs of approximately $10.7 million, which includes higher incentive compensation reflecting the improved performance in 2018 compared to last year, an increase of $2.4 million due to our strategic investment in additional marketing and advertising initiatives during 2018, as well as an increase in stock-based compensation expenses of $1.4 million in 2018, compared to last year.

We record warranty costs as a selling expense within selling, general and administrative expenses. During 2018, we recorded warranty expense at a rate of 1.7% of sales, which decreased when compared to the rate in 2017 of 2.1% of sales. We believe the decrease in warranty expense as a percentage of sales was the result of our workforce becoming more seasoned through experience and training, as well as a change in our warranty profile on PGT-branded door glass components produced by Cardinal as part of the SA on which they provide the warranty coverage.

Gains on sales of assets under APA

On September 22, 2017, we entered into the APA with Cardinal for the sale to Cardinal of certain manufacturing equipment we used in processing glass components for PGT-branded doors. Substantially all of the remaining machinery and equipment was transferred to Cardinal during the second quarter of 2018, which had a net book value of $3.2 million and fair value of $5.8 million. We recognized gains on disposals for the difference totaling $2.6 million during 2018, classified as a separate line item in the accompanying consolidated statement of operations for the year ended December 29, 2018.

Interest expense

Interest expense was $26.5 million in 2018, an increase of $6.2 million from $20.3 million in the prior year. Interest expense in 2018 includes $5.6 million of accelerated amortization of lenders fees and discount relating to the prepayment of $152.0 million of borrowings under the term loan portion of the 2016 Credit Agreement due 2022 we made on September 18, 2018 and the voluntary prepayment of $8.0 million we made on December 19, 2018. Excluding this amount, the decrease in interest expense due to a decrease in the average level of outstanding borrowings under the term loan portion of the 2016 Credit Agreement due 2022 as the result of the prepayments made during 2018 and 2017, were offset by interest expense from the issuance of the 2018 Senior Notes due 2026, composed of $315.0 million aggregate principal amount of 6.75% unsecured senior notes due 2026. The 2018 Senior Notes due 2026 carry a higher per-annum interest rate and have a higher principal amount outstanding than borrowings under the term loan portion of the 2016 Credit Agreement due 2022.

Debt extinguishment costs

Debt extinguishment costs were $3.4 million in 2018. In connection with the Second Amendment, certain existing lenders changed their positions in or exited the 2016 Credit Agreement due 2022, which resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders. Additionally, at the time of the issuance of the 2018 Senior Notes due 2026, certain existing lenders reduced their positions in the revolving credit portion of the 2016 Credit Agreement due 2022, which resulted in the write-offs of the deferred financing costs allocated to these lenders. As such, write-offs totaling $3.4 million is classified as debt extinguishment costs in the accompanying consolidated statement of operations for the year ended December 29, 2018.

Effective on February 17, 2017, we repriced and amended our 2016 Credit Agreement due 2022 for the first time. As there were no changes in lender positions, this action did not result in any modifications or extinguishments of debt. Therefore, there was no charge for debt extinguishment costs in 2017.

Income tax expense

Income tax expense was $11.3 million for 2018, representing an effective tax rate of 17.3%. This compares to income tax expense of $63 thousand for 2017, representing an effective tax rate of 0.2%. Income tax expense in 2018, and 2017, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $5.2 million and $1.8 million, respectively. Also, income tax expense includes a $12.4 million tax benefit in 2017 due to the revaluation of our ending net deferred tax liabilities at December 30, 2017 as the result of the Tax Act, which was reduced slightly by an adjustment of a $0.2 million tax expense in 2018.

Excluding the effects of these discrete items in income tax expense, and certain tax credits received in each period, our effective tax rate in 2018 would have been 25.7%, compared to 36.8% in 2017.

As a result of the Tax Cuts and Jobs Act, enacted effective on December 22, 2017, our Federal corporate income tax rate has been reduced from 35%, to 21%. This reduction in rate has lowered our overall effective tax rate. Additionally, the section 199 domestic manufacturing deduction was repealed. As such, our effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of approximately 25.5% for 2018. In 2017, the effective tax rate, excluding the effect of the discrete item discussed above, was lower than our then combined statutory federal and state tax rate of 38.8% primarily as the result of the estimated impact of the section 199 domestic manufacturing deduction.

We expect to continue to be profitable in 2019, and thus, that we will incur income tax expense at a combined Federal and state effective rate of between approximately 26% to 27%. This rate is based on the lower overall corporate income tax rate of 21% as the result of the Tax Act, plus a blended statutory state rate, taking into consideration the effect on our state rate due to our recent acquisition of WWS.

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

Selling, general and administrative expenses

Selling, general and administrative expenses for 2017 were $98.8 million, an increase of $14.8 million, or 17.6%, from $84.0 million in the prior year. As a percentage of net sales, these costs were 19.3% in 2017, an increase of 1.0% from 18.3% in 2016. Contributing to the increase was a $2.5 million increase in selling and distribution costs as the result of an increase in volume, and due to distribution disruptions caused by Hurricane Irma, as well as increased spending for advertising following Hurricane Irma. There were also increases in personnel-related costs of $6.6 million primarily due to higher accrued incentive costs as a result of the Company’s improved performance. Also contributing to the increase were $1.0 million of costs from our attendance at and participation in the National Association of Home Builders’ International Builders Show in Orlando, Florida in January 2017, $0.9 million in higher depreciation expense on higher recent capital spending, and due to higher bank credit card fees of $0.6 million due to higher credit card collections. Selling, general and administrative expenses also increased due to costs relating to our community outreach activities which we undertook to assist those affected by Hurricane Irma. The remaining increase in selling, general and administrative expenses is related to an increase in the level of administrative activities.

We record warranty costs as a selling expense within selling, general and administrative expenses. Our warranty expense, as a percentage of sales, decreased during 2017, with an average rate of 2.1%, as compared to an average rate of 2.4% during 2016. The decrease in warranty expense as a percentage of sales was primarily the result of our workforce becoming more seasoned through experience and training. We expect that, as our team members continue to gain in experience, and are exposed to improved training initiatives we have implemented, and as we realize the quality-related benefits of our new thermal plastic spacer (TPS) system, an innovative technology for production of insulated glass, our warranty expense, as a percentage of sales, will further decline. We expect that our warranty risk profile has improved due to the SA we entered into with Cardinal in September 2017, pursuant to which the glass components we purchase from Cardinal are warrantied by Cardinal and, thus, any warranty costs for those glass components will be borne by Cardinal.

Interest expense

Interest expense was $20.3 million in 2017, an increase of $0.2 million from $20.1 million in the prior year. During 2017, we made a total of $40 million voluntary prepayments of borrowings under our 2016 Credit Agreement due 2022, which resulted in non-cash write-offs of deferred lenders fees and discount of $1.9 million, classified as interest expense in the accompanying consolidated statement of operations for the year ended December 30, 2017. These charges offset the savings generated over prior year from our debt repricing we completed in February 2017, which resulted in a one percentage-point decrease in the margin portion of the interest rate, and lower debt levels from previous prepayments. Additionally, we saw increases in LIBOR during 2017, which increased the weighted average interest rate we paid during 2017 since the beginning of the year.

Income tax expense

Our income tax expense was $63 thousand for 2017, representing an effective tax rate of 0.2%. This compares to income tax expense of $11.8 million for 2016, representing an effective tax rate of 33.2%. Income tax expense in 2017, includes a $12.4 million tax benefit due to the revaluation of our ending net deferred tax liabilities at December 30, 2017 as the result of the Tax Act, Income tax expense in 2017 also includes excess tax benefits totaling $1.8 million. We adopted ASU 2016-09 effective on January 1, 2017. As a result, excess tax benefits resulting from the exercise of stock options and lapse of restriction on stock awards are now recognized as a discrete item in tax expense, where previously such tax effects had been recognized in additional paid-in-capital. Income tax expense in 2017 also benefitted from tax credits totaling $0.4 million, including estimated federal income tax credits recognized related to our research and development efforts for 2017, and state incentive tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash flow generated by operations, supplemented by borrowing capacity under our revolving credit facility, if ever needed. Our cash generating capability provides us with financial flexibility in meeting operating and investing needs. Our primary capital requirements are to fund working capital needs, and to meet required debt payments, including debt service payments on borrowings and fund capital expenditures.

Consolidated Cash Flows

Operating activities. Cash provided by operating activities was $100.3 million for 2018, compared to $49.0 million for 2017, and compared to $46.4 million for 2016.

The increase in cash flows from operations of $51.3 million in 2018 was primarily due to an increase of $187.2 million in collections from customers as the result of increased sales. This increase in collections was partially offset by an increase in payments to suppliers of $118.2 million as the result of higher procurements of inventory due to increased sales, an increase in personnel related disbursements of $24.8 million due to the higher level of employees during 2018, compared to 2017 to support the increase in demand for our products, and a decrease in debt service costs of $5.2 million, primarily as the fact that the 2018 Senior Notes due 2026 require semi-annual interest payments, compared to quarterly payments of interest under the 2016 Credit Agreement due 2022. Accrued interest at December 29, 2018 related to the 2018 Senior notes due 2026 was $8.3 million. Debt service costs decreased also as a result of prepayments of borrowings under the 2016 Credit Agreement due 2022 made during 2018. Also, in 2018, compared to last year, net tax payments increased $19.5 million, which includes a federal tax payment of $9.0 million in January 2018 as the result of our ability to defer our fourth quarter 2017 estimated payment due to the extension of time to January 2018 to make that payment pursuant to the IRS extension of time for companies affected by Hurricane Irma. We also received cash totaling $19.0 million in 2018 from Cardinal under the SA. Other collections of cash and other cash activity, net, increased by $2.4 million, primarily related to sales of scrap aluminum.

The increase in cash flows from operations of $2.6 million in 2017 compared to 2016, was primarily due to an increase of $42.5 million in collections from customers as the result of increased sales. This increase in collections was partially offset by an increase in payments to suppliers of $34.6 million as the result of higher procurements of inventory due to increased sales, an increase in personnel related disbursements of $8.8 million due to the higher level of employees during 2017, compared to 2016 to support the increase in demand for our products, and an increase in debt service costs of $0.3 million, primarily as the result of an increase in LIBOR during 2017, partially offset by lower debt levels from voluntary debt prepayments made during 2017, and a one percentage-point decrease in our margin from the February 2017 refinancing. Also, in 2017 compared to last year, net tax payments decreased $2.2 million, A federal and state income tax liability of $6.5 million was included in accrued liabilities in the accompanying consolidated balance sheet at December 30, 2017, primarily as the result of our ability to defer our fourth quarter 2017 estimated payment due to the extension of time to January 2018 to make that payment pursuant to the IRS extension of time for companies affected by Hurricane Irma. Other collections of cash and other cash activity, net, increased by $1.6 million.

Direct cash flows from operations for 2018, 2017 and 2016 are presented below:

	Direct Operating Cash Flows
(in millions)	2018	2017	2016
Collections from customers	$694.4	$507.2	$464.7
Other collections of cash	7.6	5.2	3.8
Disbursements to suppliers	(430.7)	(312.5)	(277.9)
Personnel related disbursements	(159.5)	(134.7)	(125.9)
Debt service costs	(11.1)	(16.3)	(16.0)
Income tax payments, net	(19.5)	-	(2.2)
Cash received from Cardinal under the SA	19.0	-	-
Other cash activity, net	0.1	0.1	(0.1)

Cash from operations	$100.3	$49.0	$46.4

The majority of other collections of cash are from scrap aluminum sales.

Day’s sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 40 days on December 29, 2018, compared to 38 days on December 30, 2017, and 33 days on December 31, 2016.

Inventory on hand as of December 29, 2018, was $44.7 million, an increase of $6.9 million from December 30, 2017. The increase was due primarily to the acquisition of WWS. Inventory on hand as of December 29, 2018 includes $13.7 million relating to the WWS Acquisition. Excluding the inventory of WWS, the decrease in inventory includes a decrease of $5.6 million relating to the adoption of ASU 2014-09, which resulted in our recognizing revenue and, therefore, cost of sales, on inventory that was previously considered to be finished goods and work-in-process. Inventory on hand as of December 30, 2017, was $37.8 million, an increase of $7.3 million from January 2, 2016. The increase was due primarily to our decision to hold higher levels of raw materials as we continued to respond to the increase in demand for our products in the fourth quarter of 2017, which has carried over into the first quarter of 2018.

Our inventory consists principally of raw materials purchased for the manufacture of our products and limited finished goods inventory as the majority of our products are custom, made-to-order products. Our inventory levels are more closely aligned with our number of product offerings rather than our level of sales. We have maintained our inventory level to have (i) raw materials required to support new product launches; (ii) a sufficient level of safety stock on certain items to ensure an adequate supply of material in the event of a sudden increase in demand and given our short lead-times; and (iii) adequate lead times for raw materials purchased from overseas suppliers in bulk supply. Inventory turns for the year ended December 29, 2018, was 11.0 times, slightly higher than 10.3 times for the year ended December 30, 2017. This reflects our improved performance during 2018, as well as improvements in inventory management. Inventory turns for the year ended December 30, 2017, was 10.3 times, which decreased from 11.9 times for the year ended December 31, 2016. The decrease in turns reflects an increase in average inventory in 2017 due to several large projects.

Management monitors and evaluates raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock. Because the majority of our products are made-to-order, we have only a small amount of finished goods and work in progress inventory. Due to these factors, we believe our inventories are not excessive, and we expect the value of such inventories will be realized.

Investing activities. Cash used in investing activities was $378.4 million in 2018, compared to $14.7 million in 2017, an increase in cash used of $363.7 million. We used $354.6 million of cash to acquire businesses in 2018, whereas in 2017 we had no acquisitions. Also, in 2018, we used cash of $29.8 million for capital expenditures, compared to $17.8 million in 2017, an increase of $12.0 million in cash used. Finally, in 2018, we received proceeds of $6.0 million from the sales of property, plant and equipment, an increase of $2.9 million in cash used and was almost entirely composed of cash received from Cardinal under the terms of the APA, pursuant to which we sold certain door glass manufacturing assets to Cardinal.

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

Financing activities. Cash provided by financing activities was $296.7 million in 2018, compared with cash used of $39.5 million in 2017, an increase in cash provided of $336.2 million. In 2018, we issued the 2018 Senior Notes due 2026, which provided proceeds of $315.0 million. Also, in 2018, we issued Company common stock in the 2018 Equity Issuance, which provided net proceeds of $152.5 million. Using primarily the proceeds from the 2018 Equity Issuance, we made repayments of long-term debt of nearly $160.3 million, compared to $40.1 million in 2017.

There were payments of financing costs totaling $12.1 million in 2018, related to both the Second Amendment and the 2018 Senior Notes due 2026. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $0.7 million in 2018, versus $0.3 million in 2017, an increase in cash used of $0.4 million. Proceeds from the exercises of stock options were $2.2 million in 2018, compared to $0.9 million in 2017, an increase in cash provided of $1.3 million.

Cash used by financing activities was $39.5 million in 2017, compared with cash provided of $50.3 million in 2016, a decrease in cash provided of $89.8 million. Cash used for repayments of long-term debt in 2017 was $40.1 million, including voluntary prepayments of borrowings under the 2016 Credit Agreement due 2022 totaling $40.0 million made during 2017, compared to $203.5 million in 2016, a decrease in cash used of $163.4 million. The February 2016 refinancing resulted in $261.0 million in net proceeds from the issuance of long-term debt. In addition, we made payments of financing costs of $7.2 million related to the 2016 refinancing. Purchases of treasury stock were $0.3 million in 2017, versus $2.8 million in 2016, a decrease in cash used of $2.5 million. Proceeds from the exercises of stock options were nearly $0.1 million lower, and there was a decrease in excess tax benefits from option exercises of $1.9 million as a result of our adoption of ASU 2016-09, which eliminated the offsetting classifications of excess tax benefits as both operating and financing cash flows.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. In 2018, we continued to invest in our long-term future by spending $29.8 million for capital expenditures, primarily representing equipment purchases and facility improvements to support growth. In 2017, capital expenditures were $17.8 million, primarily representing equipment purchases for the various glass processing lines in our glass processing facility. Management expects to spend between $32 million and $38 million for capital expenditures in 2019. Our capital expenditure program is geared towards making investments in capital assets targeted at increasing both gross sales and margins, but also includes capital expenditures for maintenance capital.

Capital Resources and Debt Covenants

2018 Equity Issuance

On September 18, 2018, we completed an underwritten, public offering of 7,000,000 shares of our common stock, at a public offering price of $23.00 per share.

The offering resulted in gross proceeds to the Company of $161.0 million. Net of an underwriting fee of $1.15 per share, net cash proceeds to the Company approximated $153.0 million. We used $152.0 million of these proceeds to prepay borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022. The remainder of the proceeds were used for working capital or general corporate purposes, including payment of offering expenses of approximately $447 thousand, classified as a reduction of additional paid-in capital in the accompanying consolidated balance sheet as of December 29, 2018.

2018 Senior Notes Due 2026

On August 10, 2018, we completed the issuance of $315.0 million aggregate principal amount of 6.75% senior notes (“2018 Senior Notes Due 2026”), issued at 100% of their principal amount. The 2018 Senior Notes due 2026 are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future restricted subsidiaries, other than any restricted subsidiary of the Company that does not guarantee the existing senior secured credit facilities or any permitted refinancing thereof. The 2018 Senior Notes due 2026 are senior unsecured obligations of the Company and the guarantors, respectively, and rank pari passu in right of payment with all existing and future senior debt and senior to all existing and future subordinated debt of the Company and the guarantors. The 2018 Senior Notes due 2026 were offered under Rule 144A of the Securities Act, and in transactions outside the United States under Regulation S of the Securities Act, and have not been, and will not be, registered under the Securities Act.

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, which is being amortized under the effective interest method. See “Deferred Financing Costs” below. As of December 29, 2018, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $315.0 million, and accrued interest totaled $8.3 million.

The indenture for the 2018 Senior Notes due 2026 gives us the ability to optionally redeem some or all of the 2018 Senior Notes due 2026 at the redemption prices and on the terms specified in the indenture governing the 2018 Senior Notes due 2026. The indenture governing the 2018 Senior Notes due 2026 does not require us to make any mandatory redemptions or sinking fund payments. However, upon the occurrence of a change of control, as defined in the indenture, the Company is required to offer to repurchase the notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture for the 2018 Senior Notes due 2026 includes certain covenants limiting the ability of the Company and any guarantors to, (i) incur additional indebtedness; (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; (iii) enter into agreements that restrict distributions from restricted subsidiaries; (iv) sell or otherwise dispose of assets; (v) enter into transactions with affiliates; (vi) create or incur liens; merge, consolidate or sell all or substantially all of the Company’s assets; (vii) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; and (viii) designate the Company’s subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.

2016 Credit Agreement Due 2022

On February 16, 2016, we entered into the 2016 Credit Agreement due 2022, among us, the lending institutions identified in the 2016 Credit Agreement due 2022, and SunTrust Bank, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement due 2022 establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in February 2022 that amortizes on a basis of 1% annually during its six-year term, and a $40.0 million revolving credit facility maturing in February 2021 that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement due 2022 subject to exceptions, guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries that are restricted subsidiaries and secured by substantially all of our assets as well as our direct and indirect restricted subsidiaries’ assets.

On March 16, 2018, we entered into an amendment of our 2016 Credit Agreement due 2022. The Second Amendment, among other things, decreases the applicable interest rate margins for the Initial Term Loans (as defined in the 2016 Credit Agreement due 2022) from (i) 3.75% to 2.50%, in the case of the Base Rate Loans (as defined in the 2016 Credit Agreement due 2022), and (ii) 4.75% to 3.50%, in the case of the Eurodollar Loans (as defined in the 2016 Credit Agreement due 2022). On February 17, 2017, we entered into the first amendment to our 2016 Credit Agreement due 2022, which also resulted in decreases in the applicable margins, but which did not include any changes in lender positions.

In connection with the Second Amendment, certain existing lenders changed their positions in or exited the 2016 Credit Agreement due 2022, which resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders. Additionally, at the time of the issuance of the 2018 Senior Notes due 2026, certain existing lenders reduced their positions in the revolving credit portion of the 2016 Credit Agreement due 2022, which resulted in the write-offs of the deferred financing costs allocated to these lenders. As such, write-offs totaling $3.4 million is classified as debt extinguishment costs in the accompanying consolidated statement of operations for the year ended December 29, 2018.

Regarding the first amendment as described above, as there were no changes in lender positions, this action did not result in any modifications or extinguishments of debt. Therefore, there was no charge for debt extinguishment costs in the year ended December 30, 2017.

Interest on all loans under the 2016 Credit Agreement due 2022 is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement due 2022 on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 5.84% as of December 29, 2018 and was 6.21% at December 30, 2017.

We also pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis-point facing fee per annum on the face amount of any outstanding letters of credit. As of December 29, 2018, there were $1.1 million of letters of credit outstanding and $38.9 million available under the revolver.

The 2016 Credit Agreement due 2022 contains a springing financial covenant that would apply if we draw in excess of twenty percent (20%) of the revolving facility commitment (excluding $7.5 million of undrawn letters of credit and letters of credit and draws thereunder that are cash collateralized at 105% of the stated amount thereof from such availability test). To the extent in effect, the springing financial covenant would prohibit us from exceeding a maximum first lien net leverage ratio (based on the ratio of total first lien (less unrestricted cash) debt to EBITDA) as of the last day of each applicable fiscal quarter. To the extent the springing financial covenant is in effect, the first lien net leverage ratio cannot exceed 4.25:1.00 as of the last day of the fiscal quarter ending on December 29, 2018 and 4.00:1.00 on the last date of each fiscal quarter ending thereafter. We were not required to test our first lien net leverage ratio for the quarter ending December 29, 2018 because we did not exceed 20% of our revolving capacity.

The 2016 Credit Agreement due 2022 also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, entry into restrictive agreements, prepayments of certain debt and transactions with affiliates, in each case, subject to exceptions and qualifications. The 2016 Credit Agreement due 2022 also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement due 2022 may be accelerated and may become immediately due and payable. As of December 29, 2018, we were in compliance with all affirmative and restrictive covenants.

On September 18, 2018, contemporaneously with the 2018 Equity Issuance, we prepaid $152.0 million in borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022. On December 19, 2018, we voluntarily prepaid an additional $8.0 million in borrowings under the 2016 Credit Agreement due 2022. As of December 29, 2018, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $64.0 million, and accrued interest was $0.4 million. Interest expense, net, in the consolidated statement of operations in the year ended December 29, 2018 includes $5.6 million of accelerated amortization of lenders fees and discount relating to the prepayment of $152.0 million and $8.0 million of borrowings under the term loan portion of the 2016 Credit Agreement due 2022 we made.

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees and discount for the year ended December 29, 2018, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$11,460
Less: Amortization expense relating to 2016 Credit Agreement due 2022	(1,861)
Add: Second amendment of 2016 Credit Agreement refinancing costs	1,687
Less: Debt extinguishment costs relating to second amendment and revolver repositioning	(3,375)
Add: 2018 Senior Notes deferred financing costs	10,379
Less: Amortization expense relating to 2018 Senior Notes due 2026	(372)
Less: Accelerated amortization relating to prepayment under the 2016 Credit Agreement due 2022	(5,557)

At end of year	$12,361

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated, as of December 29, 2018, is as follows:

(in thousands)	Total
2019	$1,752
2020	1,913
2021	1,893
2022	1,353
2023	1,359
Thereafter	4,091

Total	$12,361

As a result of prepayments of the term loan portion of the 2016 Credit Agreement due 2022 totaling $204.0 million since its inception in February 2016, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including other debt relating to our software license financing arrangement, as of December 29, 2018, are as follows (at face value):

(in thousands)	Total
2019	$163
2020	-
2021	-
2022	63,975
2023	-
Thereafter	315,000

Total	$379,138

Long-Term Debt

Long-term debt consists of the following:

	December 29,	December 30,
	2018	2017
	(in thousands)
2018 Senior Notes Due 2026 - Senior notes issued on August 10, 2018, due August 10, 2026. Interest payable semi-annually, in arrears, beginning on February 16, 2019, accruing at a rate of 6.75% per annum beginning August 10, 2018. (1)	$315,000	$-

2016 Credit Agreement Due 2022 - Term loan payable with initial contractual quarterly payments of $0.675 million. A lump sum payment of $64.0 million due on February 15, 2022. Interest payable quarterly at LIBOR or the Base prime rate plus an applicable margin. At December 29, 2018, the average rate was 2.34% plus a margin of 3.50%. At December 30, 2017, the average rate was 1.46% plus a margin of 4.75%. (2)	63,975	223,975

Other debt (3)	163	458

Long-term debt	379,138	224,433
Fees, costs and original issue discount (4)	(12,361)	(11,460)

Long-term debt, net	366,777	212,973
Less current portion of long-term debt (3)	(163)	(294)

Long-term debt, net, less current portion	$366,614	$212,679

(1)

Effective on August 10, 2018, the Company completed the issuance of $315.0 million aggregate principal amount of 6.75% senior notes due August 10, 2026, issued at 100% of their principal amount. The senior notes were issued to finance, together with cash on hand, the WWS Acquisition.

(2)

Effective on February 17, 2017, the Company amended and repriced this term loan. Terms of the repriced facility include a one percentage-point reduction in the stated interest rate, to LIBOR of 1.00% plus a margin of 4.75%. The amended term loan facility had quarterly payments of principal of $0.675 million, with a lump sum payment of $253.8 million due February 15, 2022, each of which remained unchanged from the prior facility. Due to prepayments totaling $204.0 million since the inception of the facility, there are no required quarterly payments of principal until the maturity of the facility on February 15, 2022, at which time the remaining outstanding balance of $64.0 million is due.

(3)

In July 2017, we entered into a two-year financing arrangement for the purchase of an enterprise-wide software license relating to office productivity software. This financing arrangement requires 24 monthly payments of $26 thousand each. We estimated the value of this financing arrangement to be $590 thousand, using an imputed annual interest rate of 6.00%, which approximates our borrowing rate under the 2016 Credit Agreement due 2022, a Level 3 input.

(4)

Fees, costs and original issue discount – represents third-party fees, lender fees, other debt-related costs, and original issue discount, recorded as a reduction of the carrying value of the debt pursuant to ASU 2015-03, and are amortized over the lives of the debt instruments under the effective interest method.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of December 29, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Current	2-3 Years	4-5 Years	Thereafter
Long-term debt - 2016 Credit Agreement due 2022 (1)	$75,868	$3,781	$7,634	$64,453	$-
Long-term debt - 2018 Senior Notes due 2026 (2)	479,253	21,499	43,411	42,997	371,346
Other debt	166	166	-	-	-
Operating leases	42,962	6,343	11,102	7,632	17,885
Aluminum forward contracts	4,118	3,907	211	-	-
Supply agreements	11,962	11,962	-	-	-
Equipment purchase commitments	1,206	1,206	-	-	-

Total contractual cash obligations	$615,535	$48,864	$62,358	$115,082	$389,231

(1)

Includes estimated future interest expense on our term debt under the 2016 Credit Agreement due 2022 at a weighted-average interest rate of 5.84% as of December 29, 2018, which includes a weighted-average base rate of 2.28% and a margin of 3.50%.

(2)	Includes estimated future interest expense on our 2018 Senior Notes due 2026 a fixed interest rate of 6.75% as of December 29, 2018.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 29 2018. Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If all of these programs were cancelled by us, as of December 29, 2018, we would be required to pay $12.0 million for various materials.

At December 29, 2018, we had $1.1 million in standby letters of credit related to our workers’ compensation insurance coverage, and commitments to purchase equipment of $1.2 million.

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

Business Combinations

We account for business combinations in accordance with ASC 805, Business Combinations, by applying the acquisition method of accounting. The acquisition method of accounting requires that we record the assets acquired and liabilities assumed, and the noncontrolling interest, if any, at their respective fair values at the acquisition date. Goodwill is recognized as the excess of the purchase price over the fair value of the net assets acquired.

Deferred incomes taxes, uncertain tax positions and tax-related valuation allowances, if any, may be initially established in connection with a business combination as of the acquisition date.

We continue to collect information and reevaluate these estimates and assumptions quarterly. We record any adjustments to our preliminary estimates to goodwill, provided that we are within the one-year measurement period.

Any contingent consideration is estimated at fair value at the acquisition date. Liability-classified contingent consideration is remeasured each reporting period, with changes in fair value recognized in earnings until the contingent consideration is settled.

Significant estimates and assumptions are made by management to value such assets and liabilities based on third party valuations such as appraisals or internal valuations based on discounted cash flow analyses or other valuation techniques. Although we believe that those estimates and assumptions are reasonable and appropriate, they are inherently uncertain and subject to change. If during the measurement period (not to exceed one year), additional information is obtained about facts and circumstances that existed as of the acquisition date related to the fair value of the assets acquired and liabilities assumed, we may adjust our estimates to account for subsequent adjustments to the provisional amounts recognized at the acquisition date, if any, resulting in an offsetting adjustment to the goodwill associated with the acquisition.

On August 13, 2018, we completed the WWS Acquisition. Headquartered in Phoenix, Arizona, Western Window Systems designs and manufactures contemporary door and window systems that unify indoor/outdoor living for the residential, commercial and multi-family markets. As a result of the PA, WWS became a wholly-owned subsidiary of PGT Innovations, Inc. and its accounts and results are reflected in the accompanying consolidated financial statements as of and from August 13, 2018.

The fair value of consideration transferred in the WWS Acquisition was $354.6 million. At December 29, 2018, goodwill resulting from the WWS acquisition totaled $169.8 million.

Actual results can differ from our estimates, requiring adjustments to our assumptions. The result of these changes could result in a material change in our calculation and further adjustment to the fair values of assets acquired and liabilities assumed. Those adjustments, if occurring during the measurement period (not to exceed one year), may significantly impact the carrying value of our goodwill. Those adjustments, if occurring outside of the measurement period, may significantly impact our results of operations.

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

We completed a qualitative assessment of our PGT trade name on the first day of our fourth quarter of 2018. This qualitative assessment included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to our PGT trade name, such as the inputs that would be used to calculate their fair values, as well as events and circumstances related to the PGT trade name, such as the industry in which we use the PGT trade name, our competitive environment, the availability and costs of its raw materials and labor, the financial performance of our Company, and factors related to the markets in which our Company operates. We also considered that, for our PGT trade name, no new impairment indicators were identified since the date of our prior assessment, which was a quantitative assessment. Based on that assessment, we concluded that it is more likely than not that our PGT trade name is not impaired.

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

In evaluating our CGI trade name, no new impairment indicators were identified since the date of our prior assessment, which was a qualitative assessment. However, in January 2019, consistent with management’s plan for CGI’s Estate Collection of products, we began the process of rebranding our Estate Collection as WinDoor-branded products. This rebranding aligns the Estate Collection’s status as a high-end, luxury product line, with WinDoor’s focus on the luxury market. We anticipate completion of this rebranding in the first half of 2020. We considered this rebranding of CGI’s Estate Collection of products as WinDoor-branded products as a triggering event as it results in a shift in revenues from being sold under the CGI trade name, to being sold under the WinDoor trade name, requiring the CGI trade name to undergo a quantitative assessment.

In evaluating our WinDoor trade name, we performed a quantitative assessment, which included the impact of the above-described rebranding of CGI’s Estate Collection of products as WinDoor-branded products.

RECENTLY ISSUED ACCOUNTING STANDARDS

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was subsequently amended by ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU 2018-10, “Codification Improvements to Topic 842, Leases”; and ASU 2018-11, “Targeted Improvements”. The new standard requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on December 30, 2018 (the first day of our 2019 fiscal year), with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date, or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on December 30, 2018 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods prior to December 30, 2018. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and direct costs. We do not expect to elect the use-of-hindsight of the practical expedient pertaining to land easements; the later not being applicable to us.

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

We expect that this standard will have a material effect on our financial position. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on our balance sheet for our real estate operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption. On adoption, we currently expect to recognize additional operating liabilities of between $30 million and $37 million, with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. Subsequently, in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU 2018-19 clarifies the codification and corrects unintended application of the guidance. ASU’s 2016-13 and 2018-19 are effective for us for our fiscal year beginning after December 15, 2019. We are currently assessing the impact that adopting these new standards updates will have on our consolidated financial statements.

FORWARD OUTLOOK

Net sales

Looking ahead into 2019, we believe Florida’s economic factors that impact our business currently are stable. Single-family housing starts in 2018 grew approximately 10% but are still below what we believe the Florida market can support. However, homebuilder confidence indices ended the year on a down note, although they are still at levels significantly higher than the era of the housing downturn. But concerns over housing affordability have impacted confidence going into 2019, especially relating to sales of single-family homes. The housing market is being impacted by a combination of higher mortgage rates, as well as land and labor shortages, which have led to tight inventories. Yet housing is still getting support from a strong job market, tax cuts, and improving household finances. On a regional basis, homebuilder confidence was down only slightly, and remained steady in the west, indications that our major markets may remain stable in 2019. However, we do not expect to repeat in 2019, the significant level of sales growth we experienced in 2018.

We expect 2019 full-year sales to range between $775 million and $800 million, representing an increase of between 11% and 15%, as compared to 2018, and includes an estimated range for the first quarter of 2019 of between $174 million and $179 million. A significant portion of the growth in revenues for 2019, compared to 2018, will reflect the inclusion of WWS’s results for the entire year of 2019, versus only the post-acquisition period in 2018. We are targeting adjusted net income per diluted share in 2019 of between $0.93 to $1.05, which assumes approximately 59 million weighted-average diluted shares outstanding.

Gross profit and gross margin

We believe the following factors, which are not all inclusive, may impact our gross profit and gross margin in 2019:

•

Our gross margin percentages are influenced by total sales due to operating leverage of fixed costs, and also by product mix. While we expect to continue to grow revenues organically, as mentioned above, we expect a significant portion of our revenue growth in 2019 to come from the WWS Acquisition being included in our results for the entire year of 2019, versus only the post-acquisition period in 2018. In general, products of WWS have slightly higher gross margins that PGTI’s legacy brands.

•

During 2018, our gross profit and gross margin percentage increased in part due to lower scrap rates and higher efficiencies due to improved operating performance. Our focus in 2019 will be to continue to sustain and strive to further improve our scrap rate performance and operating efficiencies, to further improve our margins.

•

In 2017, we entered into the SA with Cardinal Glass Industries under which Cardinal supplies to us glass components for our PGT-branded doors. This arrangement has allowed us to, among other things, leverage Cardinal’s industry-leading capabilities and quality-control and enable us to focus on our core area of window and door manufacturing, which has resulted in improved quality of our products and lower manufacturing rework and warranty costs, thereby contributing to improved margins during 2018, which we expect will continue during 2019. We will continue to focus on further improving on the quality of our products, which we expect should further reduce our rework and warranty costs, further benefitting gross margin.

•

Aluminum prices, which can fluctuate significantly, increased during the first half of 2018, then decreased through the remainder of the year. We believe that the fluctuations in aluminum prices are in some part affected by the current Presidential Administration’s policies towards imports of steel and aluminum, including the potential for the imposition of additional tariffs on such products entering the United States. We believe the uncertainty surrounding the potential for these actions has and may continue to cause increasing or decreasing fluctuations in aluminum prices during 2019, and such fluctuations may be significant. As of the beginning of 2019, we are currently are covered through hedging arrangements for approximately 75 percent of our estimated aluminum requirements through the end of 2019, at an average price of $0.96 per pound, which excludes the Midwest Premium charge for delivery. The current delivered cash price is approximately $0.86 per pound.

•

Our gross profit and gross margin are also influenced by costs of labor. Portions of our labor force have become more tenured and, therefore, labor costs have begun to normalize as efficiencies are achieved. However, the strong jobs environment in Florida has resulted in a contraction in the labor pool, which has caused construction labor market pressure on the Company. We expect the tight construction labor market to continue during 2019.

Selling, general and administrative expenses (SG&A)

This expense category will be affected by the inclusion of the SG&A of WWS for the entire year of 2019, versus the post-acquisition period in 2018. SG&A of WWS included in our 2018 results for the post-acquisition period were approximately $19.5 million. SG&A expenses of WWS in 2019 will include approximately $9.4 million in non-cash amortization expense, compared to $3.6 million in 2018. We also expect our SG&A expenses to be impacted by the continuation of increased advertising spending in 2019. We expect to leverage fixed SG&A on anticipated higher sales in 2019, compared to 2018, and to continue to look for areas within SG&A to drive more efficiencies.

Depreciation and Amortization

We expect depreciation and amortization will be approximately $36.0 million in 2019.

Interest expense

During 2018, we made significant prepayments of borrowings under the 2016 Credit Agreement due 2022, using proceeds from the 2018 Equity Issuance, as well as from cash on hand. These prepayments will result in a lower level of debt service under the 2016 Credit Agreement due 2022. However, with the issuance of the 2018 Senior Notes due 2026, the level of our debt outstanding increased by $315.0 million, at a fixed interest rate of 6.75%. We believe interest expense on our long-term debt will be approximately $27.0 million in 2019, including an estimated $1.8 million of non-cash amortization of deferred financing costs.

Income tax expense

We expect to continue to be profitable in 2019, and thus, that we will incur income tax expense at a combined Federal and state effective rate of between approximately 26% to 27%. This rate is based on the lower overall corporate income tax rate of 21% as the result of the Tax Act, plus a blended statutory state rate, taking into consideration the effect on our state rate due to our recent acquisition of WWS.

Liquidity and capital resources

We had $52.7 million of cash on hand as of December 29, 2018. During 2019, we expect to continue to generate sufficient cash from operations to service the interest requirements on our debt, cover our operating expenses, and spend between $32 million and $38 million for capital expenditures. Because of the prepayments of borrowings totaling $204.0 million we have made since the inception of the 2016 Credit Agreement due 2022, we have no further mandatory required payments remaining until the maturity of the facility in February, 2022 but may continue to make voluntary prepayments in the future as our cash generation and other relevant factors permit. However, no assurances can be given that cash from operations will be sufficient for some or all these purposes.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process. For 2019, we are covered for approximately 75 percent of our anticipated needs through December 2019 at an average price of $0.96 per pound, which is an average representing the cash price per pound, excluding the delivery component for the Midwest Premium.

Regarding only our aluminum hedging instruments for the purchase of aluminum as of December 29, 2018, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $3.1 million. This calculation utilizes our actual commitment of 36.6 million pounds under contract (to be settled throughout December 2019) and the market price of aluminum as of December 29, 2018. This calculation is based only on the LME price of aluminum and excludes an estimate for the Midwest premium.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding with a variable rate as of the date of December 29, 2018, of $64.0 million, a 100 basis-point increase in interest rate would result in approximately $0.6 million of additional interest costs annually.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

PGT Innovations, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PGT Innovations, Inc. and subsidiaries (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 29, 2018 and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers for the year ended December 29, 2018 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Tampa, Florida

February 27, 2019

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Net sales	$698,493	$511,081	$458,550
Cost of sales	455,025	352,097	318,452

Gross profit	243,468	158,984	140,098

Selling, general and administrative expenses	150,910	98,803	83,995
Gains on sales of assets under APA	(2,551)	-	-
Fair value adjustment to contingent consideration	-	-	(3,000)

Income from operations	95,109	60,181	59,103

Interest expense, net	26,529	20,279	20,125
Debt extinguishment costs	3,375	-	3,431

Income before income taxes	65,205	39,902	35,547

Income tax expense	11,272	63	11,800

Net income	$53,933	$39,839	$23,747

Net income per common share:
Basic	$1.03	$0.80	$0.49

Diluted	$1.00	$0.77	$0.47

Weighted average shares outstanding:
Basic	52,461	49,522	48,856

Diluted	54,106	51,728	50,579

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Net income	$53,933	$39,839	$23,747

Other comprehensive loss before tax:
Change in fair value of derivatives	(4,357)	-	-
Reclassification to earnings	239	-	-

Other comprehensive loss before tax	(4,118)	-	-

Income tax benefit related to components of other comprehensive loss	1,053	-	-

Other comprehensive loss, net of tax	(3,065)	-	-

Comprehensive income	$50,868	$39,839	$23,747

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 29,	December 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$52,650	$34,029
Accounts receivable, net	80,717	60,308
Inventories	44,666	37,816
Contract assets, net	6,757	-
Prepaid expenses	2,863	2,490
Other current assets	7,908	9,873

Total current assets	195,561	144,516

Property, plant and equipment, net	115,707	84,133
Intangible assets, net	271,818	115,043
Goodwill	277,827	108,060
Other assets, net	1,240	1,367

Total assets	$862,153	$453,119

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,288	$12,911
Accrued liabilities	53,269	28,174
Current portion of long-term debt	163	294

Total current liabilities	68,720	41,379

Long-term debt, less current portion	366,614	212,679
Deferred income taxes	22,758	22,772
Other liabilities	18,517	964

Total liabilities	476,609	277,794

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	-	-
Common stock; par value $.01 per share; 200,000 shares authorized; 60,729 and 52,486 shares issued and 58,082 and 49,805 shares outstanding at December 29, 2018 and December 30, 2017, respectively	607	525
Additional paid-in-capital	409,661	252,275
Accumulated other comprehensive loss	(3,065)	-
Accumulated deficit	(8,900)	(64,716)

Shareholders' equity	398,303	188,084
Less: Treasury stock at cost	(12,759)	(12,759)
Total shareholders' equity	385,544	175,325

Total liabilities and shareholders' equity	$862,153	$453,119

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$53,933	$39,839	$23,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,225	13,051	9,577
Amortization	10,225	6,477	6,096
Provision for allowance for doubtful accounts	1,984	576	81
Stock-based compensation, including special employee grant	3,383	1,948	1,769
Amortization and write-offs of deferred financing costs	7,790	4,642	6,779
Debt extinguishment costs	3,375	-	-
Deferred income taxes	(4,962)	(9,066)	6,277
Excess tax benefits on stock-based compensation	-	-	(1,872)
Fair value adjustment to contingent consideration	-	-	(3,000)
Gains on sales of assets	(2,703)	(452)	(45)
Change in operating assets and liabilities (net of the effects of the acquisitions):
Accounts receivable	(17,681)	(17,922)	(7,069)
Inventories	88	(7,305)	(152)
Prepaid expenses and other current assets	4,214	(1,024)	2,215
Accounts payable and accrued liabilities	26,435	18,261	1,962
Net cash provided by operating activities	100,306	49,025	46,365
Cash flows from investing activities:
Purchases of property, plant and equipment	(29,769)	(17,818)	(17,694)
Business acquisitions	(354,584)	-	(101,338)
Proceeds from disposals of assets	5,957	3,089	45
Net cash used in investing activities	(378,396)	(14,729)	(118,987)
Cash flows from financing activities:
Proceeds from issuance of senior notes	315,000	-	-
Proceeds from issuance of common stock, net of issuance costs	152,503	-	-
Payments of long-term debt	(160,294)	(40,132)	(203,525)
Payments of financing costs	(12,066)	-	(7,178)
Proceeds from issuance of long-term debt	-	-	261,030
Purchases of treasury stock	(687)	(284)	(2,847)
Proceeds from exercise of stock options	2,239	941	981
Proceeds from issuance of common stock under ESPP	30	29	36
Excess tax benefits on stock-based compensation	-	-	1,872
Other	(14)	(31)	(30)
Net cash provided by (used in) financing activities	296,711	(39,477)	50,339
Net increase (decrease) in cash and cash equivalents	18,621	(5,181)	(22,283)
Cash and cash equivalents at beginning of year	34,029	39,210	61,493
Cash and cash equivalents at end of year	$52,650	$34,029	$39,210
Supplemental cash flow information:
Interest paid	$11,145	$16,329	$16,015
Income tax payments, net of refunds	$19,546	$46	$2,231
Non-cash activity:
Financed purchase of software license	$-	$590	$-
Contingent consideration reversed out of accrued liabilities	$-	$-	$3,000
Property, plant and equipment additions in accounts payable	$197	$111	$251

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

				Accumulated
	Common stock		Additional	Other
	Shares		Paid-in	Comprehensive	Accumulated	Treasury
	Outstanding	Amount	Capital	Loss	Deficit	Stock	Total
Balance at January 2, 2016	48,806,435	$511	$244,944	$-	$(128,457)	$(10,037)	$106,961
Grants of restricted stock	-	3	(3)	-	-	-	-
Vesting of restricted stock	128,590	-	-	-	-	-	-
Forfeitures of restricted stock	-	(1)	1	-	-	-	-
Purchases of treasury stock	(299,988)	-	-	-	-	(2,847)	(2,847)
Retirement of treasury stock	-	-	(125)	-	-	125	-
Stock-based compensation	-	-	1,769	-	-	-	1,769
Exercise of stock options	537,364	6	975	-	-	-	981
Common stock issued under ESPP	3,748	-	36	-	-	-	36
Tax benefit on exercised stock options	-	-	1,872	-	-	-	1,872
Net income	-	-	-	-	23,747	-	23,747
Balance at December 31, 2016 - previously reported	49,176,149	$519	$249,469	$-	$(104,710)	$(12,759)	$132,519
Cumulative effect of change in accounting for forfeitures relating to equity awards, net of tax effect	-	-	178	-	(109)	-	69
Cumulative effect of change in accounting for unrecognized excess tax benefits	-	-	-	-	264	-	264
Balance at December 31, 2016 - as adjusted	49,176,149	$519	$249,647	$-	$(104,555)	$(12,759)	$132,852
Grants of restricted stock	-	3	(3)	-	-	-	-
Vesting of restricted stock	179,679	-	-	-	-	-	-
Forfeitures of restricted stock	-	(1)	1	-	-	-	-
Purchases of treasury stock	(23,826)	-	-	-	-	(284)	(284)
Retirement of treasury stock	-	-	(284)	-	-	284	-
Stock-based compensation	-	-	1,948	-	-	-	1,948
Exercise of stock options	470,622	4	937	-	-	-	941
Common stock issued under ESPP	2,714	-	29	-	-	-	29
Net income	-	-	-	-	39,839	-	39,839
Balance at December 30, 2017 - previously reported	49,805,338	$525	$252,275	$-	$(64,716)	$(12,759)	$175,325
Cumulative effect of change in method of accounting principle, net of tax effect of $647	-	-	-	-	1,883	-	1,883
Balance at December 30, 2017 - as adjusted	49,805,338	$525	$252,275	$-	$(62,833)	$(12,759)	$177,208
Grants of restricted stock	-	2	(2)	-	-	-	-
Vesting of restricted stock	162,841	-	-	-	-	-	-
Forfeitures of restricted stock	-	(1)	1	-	-	-	-
Purchases of treasury stock	(35,691)	-	-	-	-	(687)	(687)
Retirement of treasury stock	-	-	(687)	-	-	687	-
Stock-based compensation	-	-	2,796	-	-	-	2,796
Exercise of stock options	1,119,247	11	2,228	-	-	-	2,239
Common stock issued under equity offering	7,000,000	70	152,433	-	-	-	152,503
Common stock issued in employee grant	28,160	-	587	-	-	-	587
Common stock issued under ESPP	1,645	-	30	-	-	-	30
Other comprehensive loss, net of tax effect	-	-	-	(3,065)	-	-	(3,065)
Net income	-	-	-	-	53,933	-	53,933
Balance at December 29, 2018	58,081,540	$607	$409,661	$(3,065)	$(8,900)	$(12,759)	$385,544

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

PGT Innovations, Inc. (“PGTI”, “we,” or the “Company”), formerly named PGT, Inc., is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority of our sales are to customers in the state of Florida; however, we also sell products in many other states, the Caribbean, Canada, and in South and Central America. With the acquisition of Western Window Systems (‘WWS’), we also have sales in the western United States. Products are sold through an authorized dealer and distributor network. See Note 5 for a discussion of recent acquisition activities we have undertaken.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (NYSE) from the NASDAQ Global Market (NASDAQ), and began trading on the NYSE under its existing ticker symbol of “PGTI”. We have four manufacturing operations in Florida, with one in North Venice, two in the greater Miami area, and one in Orlando and one in Arizona. Additionally, we have two glass tempering and laminating plants and one insulation glass plant, all located in North Venice.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Fiscal period

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The years ended December 29, 2018, December 30, 2017, and December 31, 2016, consisted of 52 weeks.

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

Revenue recognition

With the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” we recognize revenue pursuant to Topic 606 of the Accounting Standards Codification (ASC). See Note 4, “Revenue Recognition and Contracts with Customers.”

Cost of sales

Cost of sales represents costs directly related to the production of our products. Primary costs include raw materials, direct labor, and manufacturing overhead, which consist of salaries, wages, employee benefits, utilities, maintenance, engineering and property taxes.

Shipping and handling costs

Shipping and handling costs incurred in the purchase of materials used in the manufacturing process are included in cost of sales. Costs relating to shipping and handling of our finished products are included in selling, general and administrative expenses and totaled $29.9 million, $20.6 million and $18.3 million for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

Advertising

We expense advertising costs as incurred. Advertising expense, which is included in selling, general and administrative expenses, was $3.2 million, $1.3 million and $0.2 million for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

Research and development costs

We expense research and development costs as incurred. Research and development costs included in cost of sales were $1.9 million, $1.4 million and $1.7 million for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

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

	December 29,	December 30,
	2018	2017
	(in thousands)
Accounts receivable	$83,506	$61,272
Less: Allowance for doubtful accounts	(2,789)	(964)

Accounts receivable, net	$80,717	$60,308

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

During 2018, we recorded warranty expense at an average rate of 1.7% of sales. This rate is lower than the average rate of 2.1% of sales accrued in 2017. We assess the adequacy of our warranty accrual on a quarterly basis, and adjust the previous amounts recorded, if necessary, to reflect the change in estimate of the future costs of claims yet to be serviced. The following provides information with respect to our warranty accrual.

Accrued Warranty	Beginning of Period	Acquired	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)
Year ended December 29, 2018	$5,386	$509	$11,835	$(650)	$(10,931)	$6,149

Year ended December 30, 2017	$5,569	$-	$10,675	$(212)	$(10,646)	$5,386

Year ended December 31, 2016	$4,237	$274	$11,064	$754	$(10,760)	$5,569

The accrual for warranty is included in accrued liabilities and other liabilities, depending on estimated settlement date, in the consolidated balance sheets as of December 29, 2018 and December 30, 2017. The portion of warranty expense related to the issuance of product of $4.9 million, $4.8 million and $6.8 million is included in cost of sales in the consolidated statements of operations for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. The portion related to servicing warranty claims including costs of the service department personnel is included in selling, general and administrative expenses in the consolidated statements of operations, and is $6.3 million, $5.7 million and $5.0 million, respectively, for the years ended December 29, 2018, December 30, 2017, and December 31, 2016.

Inventories

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited finished goods inventory as all products are custom, made-to-order products manufactured under noncancelable purchase orders and therefore are recognized over time during the manufacturing process. All inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The reserve for obsolescence is based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined through Company history, specific identification and consideration of prevailing economic and industry conditions. Inventories consist of the following:

	December 29,	December 30,
	2018	2017
	(in thousands)
Raw materials	$42,036	$30,139
Work in progress	2,278	2,506
Finished goods	352	5,171

Inventories	$44,666	$37,816

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

Long-lived assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated. If such assets are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. We reviewed our long-lived assets for impairment in 2018, which included a change in asset groupings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell, and depreciation is no longer recorded.

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

Capitalized software as of December 29, 2018, and December 30, 2017, was $22.2 million and $20.0 million, respectively. Accumulated depreciation of capitalized software was $18.8 million and $16.9 million as of December 29, 2018, and December 30, 2017, respectively.

Amortization expense for capitalized software was $1.9 million, $1.5 million, and $0.9 million for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

We review the carrying value of capitalized software and development costs for impairment in accordance with our policy pertaining to the impairment of long-lived assets.

Goodwill

Goodwill is calculated as the excess of the consideration paid in a business combination over the fair value of the identifiable net assets acquired. We test goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. Our annual test for impairment is done on the first date of our fiscal fourth quarter.  We consider various qualitative factors, including macroeconomic and industry conditions, financial performance of the Company and changes in the stock price of the Company to determine whether it is necessary to perform a quantitative test for goodwill impairment. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Under the quantitative test, goodwill is tested under a one-step method for impairment at a level of reporting referred to as a reporting unit. This quantitative analysis involves identifying potential impairment by comparing the fair value of each reporting unit with its carrying amount and, if the carrying amount of a reporting unit exceeds its fair value, then a charge for goodwill impairment will be recognized in the amount by which a reporting unit’s carrying value exceeds its fair value. For all periods presented, based on a qualitative assessment, we concluded that a quantitative one-step assessment was not required to be performed.

Trade names

The Company has indefinite-lived intangible assets in the form of trade names. The impairment evaluation of the carrying amount of our trade names is conducted annually, or more frequently, if events or changes in circumstances indicate that they might be impaired. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If we elect to bypass the qualitative assessment or if we determine, based on qualitative factors, that it is more likely than not that the fair value of our trade names is less than the carrying amount, an evaluation is performed by comparing their carrying amount to their estimated fair values. If the estimated fair value is less than the carrying amount of the trade name, then an impairment charge is recorded to reduce the carrying value to its estimated fair value. The estimated fair value is determined using the relief from royalty method that is based upon the discounted projected cost savings (value) attributable to ownership of our trade names, our only indefinite lived intangible assets. For all periods presented, based on a qualitative assessment, we concluded that a quantitative two-step assessment was not required to be performed for our PGT trade name.

During 2018, consistent with management’s announced plan for CGI’s Estate Collection of products, we began the process of rebranding our Estate Collection as WinDoor-branded products. This rebranding aligns the Estate Collection’s status as a high-end, luxury product line, with WinDoor’s focus on the luxury market. We considered this rebranding of CGI’s Estate Collection of products as WinDoor-branded products as triggering events as it results in a shift in revenues from the CGI trade name, to the WinDoor trade name, requiring both the CGI and WinDoor trade names to undergo a quantitative assessments. No impairment was indicated in either quantitative assessment.

Derivative financial instruments

We utilize certain derivative instruments, from time to time, including forward contracts to manage variability in cash flow associated with commodity market price risk exposure in the aluminum market. We do not enter into derivatives for speculative purposes.

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

We maintain our cash with several financial institutions, the balance of which exceeds federally insured limits. At December 29, 2018, and December 30, 2017, our cash balance exceeded the insured limit by $50.9 million and $32.3 million, respectively.

Comprehensive income

The Company reports comprehensive income, defined as the total of net income and other comprehensive income (loss), which is composed of all other non-owner changes in equity, and the components thereof, in its consolidated statements of comprehensive income.

The components of other comprehensive income (loss) relate to gains and losses on cash flow hedges, to the extent effective. Reclassification adjustments reflecting such gains and losses are recorded as income in the same period as the hedged items affect earnings.

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

Income and Sales Taxes

We account for income taxes utilizing the liability method. Deferred income taxes are recorded to reflect consequences on future years of differences between financial reporting and the tax basis of assets and liabilities measured using the enacted statutory tax rates and tax laws applicable to the periods in which differences are expected to affect taxable earnings. We have no liability for unrecognized tax benefits. However, should we accrue for such liabilities, when and if they arise in the future, we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision. Refer to Note 13 for additional information regarding the Company’s income taxes.

Sales taxes collected from customers have been recorded on a net basis.

Net income per common share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the year, plus the dilutive effect of common stock equivalents using the treasury stock method.

There were no anti-dilutive shares outstanding for the year ended December 29, 2018. Our weighted average shares outstanding excludes underlying securities of 19 thousand, and 20 thousand for the years ended December 30, 2017, and December 31, 2016, respectively, because their effects were anti-dilutive.

The table below presents the calculation of basic and diluted earnings per share, including a reconciliation of weighted average common shares:

	Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
(in thousands, except per share amounts)
Numerator:
Net income	$53,933	$39,839	$23,747

Denominator:
Weighted-average common shares - Basic	52,461	49,522	48,856
Add: Dilutive effect of stock compensation plans	1,645	2,206	1,723

Weighted-average common shares - Diluted	54,106	51,728	50,579

Net income per common share:
Basic	$1.03	$0.80	$0.49

Diluted	$1.00	$0.77	$0.47

3. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

Adoption of ASU 2014-09, “Revenue from Contracts with Customers”

We adopted the new revenue recognition standard on December 31, 2017 (the first day of our 2018 fiscal year) using the modified retrospective adoption methodology, whereby the cumulative impact of all prior periods is recorded in retained earnings or other impacted balance sheet line items upon adoption. Under the modified retrospective adoption method, we elected to retroactively adjust, inclusive of all previous modifications, only those contracts that were considered open at the date of initial application. Refer to Note 4, “Revenue Recognition and Contracts with Customers” for further information.

Upon adoption, we recognized a net decrease to the fiscal year 2018 opening balance of accumulated deficit of $1.9 million related to sales of $8.7 million, that would have been recognized over time in our prior year ended December 30, 2017. The details of the adjustment to accumulated deficit upon adoption on December 31, 2017 is as follows (in thousands):

	Cumulative
	Effect	Description of Effects on Line Item
Net sales	$8,704	Additional contract asset sales
Cost of sales	(5,642)	Inventory classified as cost of sales
SG&A expenses	(532)	Accruals for selling costs
Income tax expense	(647)	Estimated income tax effects
Net income	$1,883	Additional net income

The following tables reconcile the balances as presented as of and for the year ended December 29, 2018 to the balances prior to the adjustments made to implement the new revenue recognition standard for the same period, for the accompanying consolidated statement of operations, and the consolidated balance sheet. Adoption of the revenue recognition standard did not impact our cash from operating, investing, or financing activities on our condensed consolidated statements of cash flows. (in thousands, except per share amounts):

	Year Ended December 29, 2018
	As	Impact of	Previous
	Presented	ASU 2014-09	Standard
Net sales	$698,493	$2,553	$701,046
Cost of sales	455,025	1,875	456,900
Gross profit	243,468	678	244,146
Selling, general and administrative expenses	150,910	104	151,014
Gains on sales of assets under APA	(2,551)	-	(2,551)
Income from operations	95,109	574	95,683
Interest expense, net	26,529	-	26,529
Debt extinguishment costs	3,375	-	3,375
Income before income taxes	65,205	574	65,779
Income tax expense	11,272	146	11,418
Net income	$53,933	$428	$54,361
Basic	$1.03		$1.04
Diluted	$1.00		$1.00
Net income	$53,933	$428	$54,361
Other comprehensive loss before tax:
Change in fair value of derivatives	(4,357)	-	(4,357)
Reclassification to earnings	239	-	239
Other comprehensive loss before tax	(4,118)	-	(4,118)
Income tax benefit related to components of other comprehensive loss	1,053	-	1,053
Other comprehensive loss, net of tax	(3,065)	-	(3,065)
Comprehensive income	$50,868	$428	$51,296

	At December 29, 2018
	As	Impact of	Previous
	Presented	ASU 2014-09	Standard
Cash and cash equivalents	$52,650	$-	$52,650
Accounts receivable, net	80,717	-	80,717
Inventories	44,666	4,186	48,852
Contract assets, net	6,757	(6,757)	-
Prepaid expenses	2,863	-	2,863
Other current assets	7,908	-	7,908
Total current assets	195,561	(2,571)	192,990
Property, plant and equipment, net	115,707	-	115,707
Trade name and other intangible assets, net	271,818	-	271,818
Goodwill	277,827	-	277,827
Other assets, net	1,240	-	1,240
Total assets	$862,153	$(2,571)	$859,582

Accounts payable	$15,288	$-	$15,288
Accrued liabilities	53,269	64	53,333
Current portion of long-term debt	163	-	163
Total current liabilities	68,720	64	68,784
Long-term debt, less current portion	366,614	-	366,614
Deferred income taxes	22,758	(647)	22,111
Other liabilities	18,517	-	18,517
Total liabilities	476,609	(583)	476,026
Total shareholders' equity	385,544	(1,988)	383,556
Total liabilities and shareholders' equity	$862,153	$(2,571)	$859,582

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

Intangibles-Goodwill and Other-Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)”. The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company early-adopted this guidance in the fourth quarter of 2018. The adoption of this guidance had no effect on our financial position, results of operations or cash flows.

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments under ASU 2017-12 refine and expand hedge accounting requirements for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 was effective for us in the first quarter of 2019, but we elected to early-adopt this guidance effective on December 31, 2017, the first day of our 2018 fiscal year. During the year ended December 29, 2018, we entered into aluminum forwards contracts which we have designated as cash flow hedges and are accounting for as derivative financial instruments to which we are applying the provisions of ASU 2017-12. For additional information, see Note 11.

Other Income

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

Business Combinations

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

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. We adopted this update effective on December 31, 2017, the first day of our 2018 fiscal year. The adoption of this guidance had no impact on our consolidated statement of cash flows.

Accounting Pronouncements Recently Issued, Not Yet Adopted

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

The new standard is effective for us on December 30, 2018 (the first day of our 2019 fiscal year), with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date, or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on December 30, 2018 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods prior to December 30, 2018. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and direct costs. We do not expect to elect the use-of-hindsight of the practical expedient pertaining to land easements; the later not being applicable to us.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify, primarily for certain vehicle and office equipment leases that are month-to-month leases. This means, for those leases we will not recognize right-of-use assets or lease liabilities. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all classes of underlying assets.

We expect that this standard will have a material effect on our financial position. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on our balance sheet for our real estate operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption. On adoption, we currently expect to recognize additional operating liabilities of between $30 million and $37 million, with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. Subsequently, in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU 2018-19 clarifies the codification and corrects unintended application of the guidance. ASU’s 2016-13 and 2018-19 are effective for us for our fiscal year beginning after December 15, 2019. We are currently assessing the impact that adopting these new standards updates will have on our consolidated financial statements.

4. Revenue Recognition and Contracts with Customers

New Revenue Recognition Accounting Policy

The Company is a manufacturer of fully-customized windows and doors, and manufactures products based on design specifications, measurements, colors, finishes, framing materials, glass-types, and other options selected by the customer at the point in time an order is received from the customer. The Company has an enforceable right to payment at the time an order is received and accepted at the agreed-upon sales prices contained in our agreements with our customers for all manufacturing efforts expended by the Company on behalf of its customers. Due to the customized build-to-order nature of the Company’s products, the Company’s assessment is that substantially all its finished goods and certain unused glass components have no alternative use, and that control of these products and components passes to the customer over time during the manufacturing of the products in an order, or upon our receipt of certain pre-cut glass components from our supplier attributed to specific customer orders.  Based on these factors, the Company recognizes revenue over time during the manufacturing process, and for certain unused glass components on hand, at the end of a reporting period.

Disaggregation of Revenues from Contracts with Customers

The following table provides information about our revenue differentiated based on product category (dollars in millions):

	Year Ended
	December 29, 2018
	Sales	% of sales
Product category:
Impact-resistant window and door products	$561.8	80.4%
Non-impact window and door products	136.7	19.6%

Total net sales	$698.5	100.0%

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities as reflected in the table below are customer deposits on orders related to contract assets.

The following table provides information about contract asset and liability balances as of and for the year ended December 29, 2018, and as of December 31, 2017, the first day of our 2018 fiscal year and the date of our adoption of ASU 2014-09 (in thousands):

			Contract
	Contract	Contract	Assets,
Year ended December 29, 2018:	Assets	Liabilities	Net
At December 29, 2018	$7,209	$(452)	$6,757
Less: Acquired with WWS	1,058	(168)	890
Less: At December 31, 2017	8,704	(528)	8,176

Net increase (decrease)	$(2,553)	$244	$(2,309)

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue as the performance obligation is satisfied. Our contracts with our customers generally represent an approved purchase order, which is typically accounted for as a single performance obligation. In situations when our contract includes distinct goods that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct goods. We allocate the contract’s transaction price to each distinct product based on the estimated relative standalone selling price of each distinct good. Observable standalone sales are used to determine the standalone selling price.

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our standard products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of December 29, 2018 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following December 29, 2018.

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

5. Acquisitions

Western Window Systems

On August 13, 2018, PGT Innovations, Inc. completed the acquisition (the “WWS Acquisition”). Headquartered in Phoenix, Arizona, Western Window Systems designs and manufactures contemporary door and window systems that unify indoor/outdoor living for the residential, commercial and multi-family markets. As a result of the PA, WWS became a wholly-owned subsidiary of PGT Innovations, Inc. and its accounts and results are reflected in the accompanying consolidated financial statements as of and from August 13, 2018.

Preliminary Purchase Price Allocation

The fair value of consideration transferred in the WWS Acquisition was $354.6 million. The WWS Acquisition was financed primarily with proceeds of $315.0 million from the issuance of the 2018 Senior Notes due 2026, and with $39.6 million in cash on hand. See Note 10 for a discussion of the 2018 Senior Notes due 2026.

The fair value of assets acquired, and liabilities assumed as of the closing date, are as follows:

	Initial Allocation	Adjustments to Allocation	Current Allocation
Accounts and notes receivable	$7,555	$(217)	$7,338
Inventories	12,580	-	12,580
Contract assets, net	890	-	890
Prepaid expenses and other assets	1,190	-	1,190
Property and equipment	16,416	(447)	15,969
Intangible assets	167,000	-	167,000
Goodwill	164,379	5,388	169,767
Accounts payable	(5,622)	-	(5,622)
Accrued and other liabilities	(9,175)	-	(9,175)
Deferred income tax liabilities	-	(5,353)	(5,353)
Purchase price	$355,213	$(629)	$354,584

Consideration:
Cash	$355,213	$(629)	$354,584
Total fair value of consideration	$355,213	$(629)	$354,584

The fair value of certain working capital related items, including accounts receivable, prepaid expenses, and accounts payable and accrued liabilities, approximated their book values at the date of the WWS Acquisition. The fair value of inventory was estimated by major category, at net realizable value. The substantial majority of inventories at the acquisition date was composed of raw materials. The fair value of property and equipment and remaining useful lives were estimated by management, with the assistance of a third-party valuation firm, using the cost approach. Valuations of the intangible assets (See Note 12) were done using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs.

  The WWS Acquisition included its subsidiary, WWS Blocker LLC (Blocker). Blocker was a single-purpose U.S. tax blocker which held a 18.06% ownership percentage of the combined ownership of WWS, and for which that portion of the fair value of assets acquired and liabilities assumed in the WWS Acquisition was not eligible for a step-up in basis. As a result, we recorded a net deferred tax liability of $5.4 million in the WWS Acquisition, primarily relating to the fair value of the acquired identifiable indefinite-lived and amortizable intangible assets. This amount is subject to change pending finalization of the purchase allocation for tax purposes with the Seller. See Note 13 for details of the components of the net deferred tax liability recorded in the WWS Acquisition.

Costs totaling $3.8 million relating to the WWS Acquisition are included in selling, general, and administrative expenses on the consolidated statement of operations for the year ended December 29, 2018, and relates to legal expenses, representations and warranties insurance, diligence, accounting and printing services.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, has been preliminarily determined to be $169.8 million, of which we estimate $139.6 million is expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through additional sales channel opportunities as well as penetration of a new geographic market with enhanced opportunities for cross-selling of our multiple brands in all markets. If our preliminary value of assets and liabilities changes, there will be an equal and offsetting change to the recorded goodwill.

The PA has a post-closing working capital calculation whereby we are required to prepare, and deliver to the sellers, a final statement of purchase price, including our calculation of the amount we find net working capital actually to have been as of the closing date. We finalized our calculation of closing date net working capital, as defined in the PA, which has been agreed to by the Seller. The calculation resulted in a net decrease in purchase price of $0.6 million.

Net sales of WWS included in the consolidated statement of operations for year ended December 29, 2018, from WWS from the August 13, 2018 acquisition date was $49.7 million. The earnings of WWS in the consolidated statement of operations for the year ended December 29, 2018 were de minimis after allocation of interest cost to WWS.

Preliminary Valuation of Identified Intangible Assets

We are in the process of finalizing the valuation of the identifiable intangible assets acquired in the WWS Acquisition. The preliminary values and our estimate of their respective useful lives are as follows:

	Preliminary	Initial
	Valuation	Useful Life
	Amount	(in years)
(in thousands)
Trade names	$73,000	indefinite
Customer relationships	94,000	10

Other intangible assets, net	$167,000

Pro Forma Financial Information

The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of the earliest period presented. Pro forma results have been prepared by adjusting our historical results to include the results of WWS adjusted for the following: amortization expense related to the amortizable intangible assets arising from the acquisition, interest expense to reflect the 2018 Senior Notes issued in connection with the acquisition. The following pro forma results of WWS do not include any adjustment for the adoption of the revenue recognition guidance under Topic 606 at the beginning of each period as it was not practicable to determine its effects. The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

	Year Ended
	December 29,	December 30,
Pro Forma Results (unaudited)	2018	2017
(in thousands, except per share amounts)

Net sales	$775,473	$611,240

Net income	$50,407	$29,270

Net income per common share:
Basic	$0.96	$0.59

Diluted	$0.93	$0.57

WinDoor, Inc.

Purchase Price Allocation

On February 16, 2016 (“closing date”), we completed the acquisition of WinDoor, which became a wholly-owned subsidiary of PGT Industries, Inc. The fair value of consideration transferred in the acquisition was $102.6 million, including the then estimated fair value of contingent consideration of $3.0 million, which has been allocated to the net assets acquired and liabilities assumed as of the acquisition date, in accordance with ASC 805, “Business Combinations”. The cash portion of the acquisition was financed with borrowings under the 2016 Credit Agreement due 2022, and with $43.5 million of cash on hand.

The fair value of assets acquired and liabilities assumed as of the closing date, were as follows (in thousands):

Allocation:	Final Allocation
Accounts and notes receivable	$3,882
Inventories	6,778
Prepaid expenses	246
Property and equipment	5,029
Intangible assets	47,100
Goodwill	41,856
Accounts payable and accrued liabilities	(2,320)
Purchase price	$102,571

Consideration:
Cash	$99,571
Contingent consideration	3,000
Total fair value of consideration	$102,571

The fair value of working capital related items, such as accounts receivable, inventories, prepaids, and accounts payable and accrued liabilities, approximated their book values at the date of acquisition. Valuations of the intangible assets (See Note 8) were valued using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs.

Acquisition costs totaling $0.9 million are included in selling, general, and administrative expenses on the consolidated statement of operations for the year ended December 31, 2016, and relate to legal expenses, representations and warranties insurance, diligence, and accounting services.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, was determined to be $41.9 million, of which $38.9 million is being deducted for tax purposes. Goodwill represents the increased value of the combined entity through additional sales channel opportunities as well as operational efficiencies.

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

Pro Forma Financial Information

The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of the earliest period presented that does not include WinDoor’s actual results for the entire period. Pro forma results have been prepared by adjusting our historical results to include the results of WinDoor adjusted for the following: amortization expense related to the intangible assets arising from the acquisition and interest expense to reflect the 2016 Credit Agreement due 2022 entered into in connection with the acquisition. The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

Year Ended
December 31,
Pro Forma Results (unaudited)	2016
(in thousands, except per share amounts)

Net sales	$461,011

Net income	$22,402

Net income per common share:
Basic	$0.46

Diluted	$0.44

6. Sale of Assets

On September 22, 2017, we entered into an Asset Purchase Agreement (APA) with Cardinal LG Company (Cardinal) for the sale to Cardinal of certain manufacturing equipment we used in processing glass components for PGT-branded doors for a cash purchase price of $28.0 million. Contemporaneously with entering into the APA, we entered into a seven-year supply agreement (SA) with Cardinal for Cardinal to supply us with glass components for PGT-branded doors. The Company determined to sell these assets and enter the SA to allow us to heighten our focus in our core areas of window and door manufacturing and, at the same time, strengthen our supply chain for high-quality door glass from a supplier with whom we have been doing business for many years.

The Company has determined that, although the APA and SA are separate agreements, they were negotiated contemporaneously. Therefore, the Company has concluded that the $28.0 million of proceeds under the APA should be bifurcated between the sale of the door glass manufacturing assets, and as payment received from a supplier for the Company’s agreement to buy glass components for PGT-branded doors from Cardinal under the SA. The bifurcation of the proceeds in excess of the stand-alone selling price of the assets acquired would be allocated to the SA and recognized as a reduction of cost of sales as glass components are purchased by PGTI. Based on the established stand-alone selling price of the assets sold, as determined by an independent appraisal, approximately $7.7 million was allocated to the sale of the assets, with the remaining $20.3 million representing consideration received from Cardinal related to the agreement to buy door glass components for PGT-branded doors from Cardinal. This consideration is being amortized over the seven-year term of the SA.

At the time we ceased using these assets in production, at which time they became available for immediate sale, their net book value was $4.7 million, and they were reclassified from property, plant and equipment, to assets held for sale within other current assets.

The APA provided for the transfer of the assets from the Company to Cardinal in two phases, with the first date in 2017, and the second date in 2018, on dates which the Company and Cardinal agree to use. Under the APA, the cash purchase price of $28.0 million was to be paid by Cardinal to the Company in three separate payments of $3 million on or about the time of the first transfer of the assets to Cardinal, $10 million on or about January 15, 2018, and $15 million at or about the time of the second transfer of assets to Cardinal.

Cardinal paid us $3.0 million in cash on November 1, 2017, $10.0 million in cash on January 16, 2018, and $14.8 million on June 8, 2018, pursuant to the APA. The total proceeds received of $27.8 million was $0.2 million less than the $28.0 million as specified in the APA as we retained certain assets that were initially identified for transfer. On December 15, 2017, machinery and equipment classified as assets held for sale with net book value of $1.5 million, and fair value of $1.9 million was transferred to Cardinal and their equipment rigger, and we recognized a gain for the difference. Substantially all of the remaining machinery and equipment was transferred to Cardinal during the second quarter of 2018, which had a net book value of $3.2 million and fair value of $5.8 million. We recognized gains on disposals for the difference totaling $2.6 million during the year ended December 29, 2018, classified as a separate line item in the accompanying consolidated statement of operations.

The SA provides that the Company will purchase, and Cardinal will supply, all the Company’s requirements for certain glass components used in PGT-branded doors through the end of 2024. The terms of the manufacture by Cardinal and purchase by the Company of such glass components as to purchase orders, forecasts of purchases, pricing, invoicing, delivery and payment terms and other terms, are all as described in the SA. Early in the fourth quarter of 2017, we began purchasing and receiving glass components from Cardinal under the SA. At that time, we began amortizing the advance consideration received from Cardinal initially allocated to the SA, recognizing $628 thousand in the year ended December 30, 2017, and $2.8 million and in the year ended December 29, 2018, which is classified as reductions to cost of sales in the accompanying consolidated statements of operations. The remaining unamortized balance of $16.7 million is classified in the accompanying consolidated balance sheet as of December 29, 2018, as $2.8 million within accrued liabilities and $13.9 million within other liabilities.

7. Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of:

	December 29,	December 30,
	2018	2017
	(in thousands)
Land	$6,664	$6,298
Buildings and improvements	71,319	53,703
Machinery and equipment	98,917	79,015
Vehicles	13,592	12,914
Software	22,173	19,989
Construction in progress	7,617	7,347

Property, plant and equipment	220,282	179,266
Less: Accumulated depreciation	(104,575)	(95,133)

Property, plant and equipment, net	$115,707	$84,133

The Company recognized depreciation expense of $14.2 million, $13.1 million, and $9.6 million related to property, plant and equipment during the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

As of December 30, 2017, property, plant and equipment with net book value of $4.7 million were transferred to assets held for sale related to the sale of machinery and equipment to Cardinal. See note 6.

8. Goodwill and Intangible Assets

Goodwill and intangible assets are as follows as of:

			Initial
	December 29,	December 30,	Useful Life
	2018	2017	(in years)
	(in thousands)
Goodwill	$277,827	$108,060	indefinite

Other intangible assets:
Trade names	$148,841	$75,841	indefinite

Customer relationships	200,647	106,647	3-10
Developed technology	3,000	3,000	9-10
Non-compete agreements	1,668	1,668	2-5
Software license	590	590	2
Less: Accumulated amortization	(82,928)	(72,703)

Subtotal	122,977	39,202

Other intangible assets, net	$271,818	$115,043

Goodwill at December 30, 2017	$108,060
Increase in goodwill from allocation of WWS purchase price	169,767

Goodwill at December 29, 2018	$277,827

Tradenames at December 30, 2017	$75,841
Increase in tradenames from the acquisition of WWS	73,000

Tradenames at December 29, 2018	$148,841

Amortizable Intangible Assets

We test amortizable intangible assets for impairment when indicators of impairment exist. No impairment was recorded for any period presented.

Estimated amortization of our customer relationships, developed technology, non-compete agreement, and software license intangible assets is as follows for future fiscal years:

(in thousands)	Total
2019	$15,830
2020	15,859
2021	15,374
2022	14,515
2023	12,354
Thereafter	49,045

Total	$122,977

9. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	December 29,	December 30,
	2018	2017
Accrued liabilities	(in thousands)
Accrued payroll and benefits	$16,498	$8,700
Customer deposits	7,810	3,540
Accrued warranty	5,182	4,443
Accrued federal and state income taxes	3,189	6,497
Accrued interest	8,700	1,029
Advance supplier consideration	2,808	517
Accrued health claims insurance payable	954	806
Fair value of derivative financial instruments	3,907	-
Other	4,221	2,642

Accrued liabilities	$53,269	$28,174

Other accrued liabilities are comprised primarily of state sales taxes, property taxes and customer rebates. See Note 6 for a discussion of the net advance supplier consideration relating to the SA with Cardinal Glass Industries.

10. Long-Term Debt

Long-term debt consists of the following:

	December 29,	December 30,
	2018	2017
	(in thousands)
2018 Senior Notes Due 2026 - Senior notes issued on August 10, 2018, due August 10, 2026. Interest payable semi- annually, in arrears, beginning on February 16, 2019, accruing at a rate of 6.75% per annum beginning August 10, 2018.	$315,000	$-

2016 Credit Agreement Due 2022 - Term loan payable with initial contractual quarterly payments of $0.675 million. A lump sum payment of $64.0 million due on February 15, 2022. Interest payable quarterly at LIBOR or the Base prime rate plus an applicable margin. At December 29, 2018, the average rate was 2.34% plus a margin of 3.50%. At December 30, 2017, the average rate was 1.46% plus a margin of 4.75%.	63,975	223,975

Other debt	163	458

Long-term debt	379,138	224,433

Fees, costs and original issue discount (1)	(12,361)	(11,460)

Long-term debt, net	366,777	212,973

Less current portion of long-term debt	(163)	(294)

Long-term debt, net, less current portion	$366,614	$212,679

(1)

Fees, costs and original issue discount represents third-party fees, lender fees, other debt-related costs, and original issue discount, recorded as a reduction of the carrying value of the debt, and is being amortized over the life of the debt instrument under the effective interest method.

2018 Senior Notes Due 2026

On August 10, 2018, we completed the issuance of $315.0 million aggregate principal amount of 6.75% senior notes (“2018 Senior Notes Due 2026”), issued at 100% of their principal amount. The 2018 Senior Notes due 2026 are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future restricted subsidiaries, other than any restricted subsidiary of the Company that does not guarantee the existing senior secured credit facilities or any permitted refinancing thereof. The 2018 Senior Notes due 2026 are senior unsecured obligations of the Company and the guarantors, respectively, and rank pari passu in right of payment with all existing and future senior debt and senior to all existing and future subordinated debt of the Company and the guarantors. The 2018 Senior Notes due 2026 were offered under Rule 144A of the Securities Act, and in transactions outside the United States under Regulation S of the Securities Act, and have not been, and will not be, registered under the Securities Act.

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, which is being amortized under the effective interest method. See “Deferred Financing Costs” below. As of December 29, 2018, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $315.0 million, and accrued interest totaled $8.3 million.

The indenture for the 2018 Senior Notes due 2026 gives us the ability to optionally redeem some or all of the 2018 Senior Notes due 2026 at the redemption prices and on the terms specified in the indenture governing the 2018 Senior Notes due 2026. The indenture governing the 2018 Senior Notes due 2026 does not require us to make any mandatory redemptions or sinking fund payments. However, upon the occurrence of a change of control, as defined in the indenture, the Company is required to offer to repurchase the notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture for the 2018 Senior Notes due 2026 includes certain covenants limiting the ability of the Company and any guarantors to, (i) incur additional indebtedness; (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; (iii) enter into agreements that restrict distributions from restricted subsidiaries; (iv) sell or otherwise dispose of assets; (v) enter into transactions with affiliates; (vi) create or incur liens; merge, consolidate or sell all or substantially all of the Company’s assets; (vii) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; and (viii) designate the Company’s subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.

2016 Credit Agreement Due 2022

On February 16, 2016, we entered into the 2016 Credit Agreement due 2022, among us, the lending institutions identified in the 2016 Credit Agreement due 2022, and SunTrust Bank, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement due 2022 establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in February 2022 that amortizes on a basis of 1% annually during its six-year term, and a $40.0 million revolving credit facility maturing in February 2021 that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement due 2022 are subject to exceptions, guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries that are restricted subsidiaries and secured by substantially all of our assets as well as our direct and indirect restricted subsidiaries’ assets.

On March 16, 2018, we entered into an amendment of our 2016 Credit Agreement due 2022. The Second Amendment, among other things, decreases the applicable interest rate margins for the Initial Term Loans (as defined in the 2016 Credit Agreement due 2022) from (i) 3.75% to 2.50%, in the case of the Base Rate Loans (as defined in the 2016 Credit Agreement due 2022), and (ii) 4.75% to 3.50%, in the case of the Eurodollar Loans (as defined in the 2016 Credit Agreement due 2022). On February 17, 2017, we entered into the first amendment to our 2016 Credit Agreement due 2022, which also resulted in decreases in the applicable margins, but which did not include any changes in lender positions.

In connection with the Second Amendment, certain existing lenders changed their positions in or exited the 2016 Credit Agreement due 2022, which resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders. Additionally, at the time of the issuance of the 2018 Senior Notes due 2026, certain existing lenders reduced their positions in the revolving credit portion of the 2016 Credit Agreement due 2022, which resulted in the write-offs of the deferred financing costs allocated to these lenders. As such, write-offs totaling $3.4 million is classified as debt extinguishment costs in the accompanying consolidated statement of operations for the year ended December 29, 2018.

Regarding the first amendment as described above, as there were no changes in lender positions, this action did not result in any modifications or extinguishments of debt. Therefore, there was no charge for debt extinguishment costs in the year ended December 30, 2017.

Interest on all loans under the 2016 Credit Agreement due 2022 is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement due 2022 on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 5.84% as of December 29, 2018, and was 6.21% at December 30, 2017.

We also pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis-point facing fee per annum on the face amount of any outstanding letters of credit. As of December 29, 2018, there were $1.1 million of letters of credit outstanding and $38.9 million available under the revolver.

The 2016 Credit Agreement due 2022 contains a springing financial covenant that would apply if we draw in excess of twenty percent (20%) of the revolving facility commitment (excluding $7.5 million of undrawn letters of credit and letters of credit and draws thereunder that are cash collateralized at 105% of the stated amount thereof from such availability test). To the extent in effect, the springing financial covenant would prohibit us from exceeding a maximum first lien net leverage ratio (based on the ratio of total first lien (less unrestricted cash) debt to EBITDA) as of the last day of each applicable fiscal quarter. To the extent the springing financial covenant is in effect, the first lien net leverage ratio cannot exceed 4.25:1.00 as of the last day of the fiscal quarter ending on December 29, 2018 and 4.00:1.00 on the last date of each fiscal quarter ending thereafter. We were not required to test our first lien net leverage ratio for the quarter ending December 29, 2018 because we did not exceed 20% of our revolving capacity.

The 2016 Credit Agreement due 2022 also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, entry into restrictive agreements, prepayments of certain debt and transactions with affiliates, in each case, subject to exceptions and qualifications. The 2016 Credit Agreement due 2022 also contains customary events of default. Upon the occurrence of an event of default, the amounts outstanding under the 2016 Credit Agreement due 2022 may be accelerated and may become immediately due and payable.

On September 18, 2018, contemporaneously with the 2018 Equity Issuance, we prepaid $152.0 million in borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022. On December 19, 2018, we voluntarily prepaid an additional $8.0 million in borrowings under the 2016 Credit Agreement due 2022. As of December 29, 2018, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $64.0 million, and accrued interest was $0.4 million. Interest expense, net, in the consolidated statement of operations in the year ended December 29, 2018 includes $5.6 million of accelerated amortization of lenders fees and discount relating to the prepayments of $152.0 million and $8.0 million of borrowings under the term loan portion of the 2016 Credit Agreement due 2022 we made.

Deferred Financing Costs

All debt-related fees, costs and original issue discount, including those related to the revolving credit portion of the facility, is classified as a reduction of the carrying value of long-term debt. The activity relating to third-party fees and costs, lender fees and discount for the year ended December 29, 2018, are as follows:

(in thousands)	Total
At beginning of year	$11,460
Less: Amortization expense relating to 2016 Credit Agreement due 2022	(1,861)
Add: Second amendment of 2016 Credit Agreement refinancing costs	1,687
Less: Debt extinguishment costs relating to second amendment and revolver repositioning	(3,375)
Add: 2018 Senior Notes deferred financing costs	10,379
Less: Amortization expense relating to 2018 Senior Notes due 2026	(372)
Less: Accelerated amortization relating to prepayment under the 2016 Credit Agreement due 2022	(5,557)

At end of year	$12,361

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated, as of December 29, 2018, is as follows:

(in thousands)	Total
2019	$1,752
2020	1,913
2021	1,893
2022	1,353
2023	1,359
Thereafter	4,091

Total	$12,361

As a result of prepayments of the term loan portion of the 2016 Credit Agreement due 2022 totaling $204.0 million since its inception in February 2016, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including other debt relating to our software license financing arrangement, as of December 29, 2018, are as follows (at face value):

(in thousands)	Total
2019	$163
2020	-
2021	-
2022	63,975
2023	-
Thereafter	315,000

Total	$379,138

Other Debt

In July 2017, we entered into a two-year financing arrangement for the purchase of an enterprise-wide software license relating to office productivity software. This financing arrangement requires 24 monthly payments of $26 thousand each. We estimated the value of this financing arrangement to be $590 thousand, using an imputed annual interest rate of 6.00%, which approximates our borrowing rate under the 2016 Credit Agreement due 2022, a Level 3 input.

Interest Expense, Net

Interest expense, net consisted of the following:

	Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
(in thousands)
Long-term debt	$18,946	$15,644	$17,351
Debt fees	251	290	296
Amortization and write-offs of deferred
financing costs and debt discount	7,790	4,642	2,721
Interest income	(389)	(236)	(105)

Interest expense	26,598	20,340	20,263
Capitalized interest	(69)	(61)	(138)

Interest expense, net	$26,529	$20,279	$20,125

11. Derivatives

Aluminum Forward Contracts

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion (the contractually specific component) we use in production. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum.

We record our hedge contracts at fair value, which takes into consideration our credit risk for contracts in a liability position, and our counter-party’s credit risk for contracts in an asset position, in determining fair value. We assess our counter-party’s risk of non-performance when measuring the fair value of financial instruments in an asset position by evaluating their financial position, including cash on hand, as well as their credit ratings. We assess our risk of non-performance when measuring the fair value of our financial instruments in a liability position by evaluating our credit ratings, our current liquidity including cash on hand and availability under our revolving credit facility as compared to the maturities of the financial liabilities.

At December 29, 2018, the fair value of our aluminum forward contracts was in a net liability position of $4.1 million. We had 38 outstanding aluminum forward contracts considered to be cash flow hedges for the purchase of 36.6 million pounds of aluminum through December 2019, at an average price of $0.96 per pound, which excludes the Midwest premium, with maturity dates of between one month and fifteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of December 29, 2018.

Gains or losses on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of December 29, 2018, that we expect will be reclassified to earnings within the next twelve months, will be approximately $3.9 million.

The fair value of our aluminum hedges are classified in the accompanying consolidated balance sheets as follows (in thousands):

	Derivative Assets		Derivative (Liabilities)
	December 29, 2018		December 29, 2018
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$-	Accrued liabilities	$(3,907)
Aluminum forward contracts	Other assets	-	Other liabilities	(211)
Total derivative instruments	Total derivative assets	$-	Total derivative liabilities	$(4,118)

The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive losses, net of tax, was $3.1 million as of December 29, 2018. We had no outstanding derivative contracts as of December 30, 2017.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements for the year ended December 29, 2018 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Year Ended		Year Ended
	December 29,		December 29,
	2018		2018
Aluminum contracts	$(4,357)	Cost of sales	$(239)

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

During 2018, 2017, or 2016, we did not make any transfers between Level 1, Level 2 or Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts and notes receivable, and accounts payable, accrued liabilities and other debt, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement due 2022, as well as the 2018 Senior Notes due 2026, both classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2022 is based on debt with similar terms and characteristics and was approximately $63.2 million as of December 29, 2018, compared to a principal outstanding value of $64.0 million, and $227.3 million as of December 30, 2017, compared to a principal outstanding value of $224.0 million. The fair value of the recently issued 2018 Senior Notes due 2026 is also based on debt with similar terms and characteristics and was approximately $311.9 million as of December 29, 2018, compared to a principal outstanding value of $315.0 million. The 2018 Senior Notes due 2026 were not outstanding at the end of our 2017 fiscal year. Fair values were determined based on observed trading prices of our debt between domestic financial institutions, which we consider to be Level 2 inputs.

13. Income Taxes

Income Tax Expense

We consider all income sources, including other comprehensive income, in determining the amount of tax expense allocated to continuing operations.

The components of income tax expense are as follows (in thousands):

	Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Current:
Federal	$11,818	$8,063	$4,602
State	4,416	1,066	921

	16,234	9,129	5,523
Deferred:
Federal	(3,407)	(10,010)	5,371
State	(1,555)	944	906

	(4,962)	(9,066)	6,277

Income tax expense	$11,272	$63	$11,800

The aggregate amount of income taxes included in the consolidated statements of operations and consolidated statements of shareholders’ equity are as follows (in thousands):

	Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Consolidated statements of income:
Income tax expense relating to continuing operations	$11,272	$63	$11,800

Consolidated statements of shareholders' equity:

Income tax expense relating to derivative financial instruments	$(1,053)	$-	$-

Income tax benefit relating to share-based compensation	$-	$-	$(1,872)

Reconciliation of the Statutory Rate to the Effective Rate

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.5%	3.8%	3.8%
Change in net deferred tax liability related to U.S. tax reform	0.4%	(31.1)%	-
Excess stock-based compensation tax benefits	(8.0)%	(4.6)%	-
Disaster tax credit for Hurricane Irma	(0.7)%	-	-
Domestic manufacturing deduction	-	(2.5)%	(1.8)%
Research activities credits	(0.7)%	(0.2)%	(2.8)%
Florida jobs creation incentive credits	-	(0.5)%	(0.6)%
Change in valuation allowance on deferred tax assets	-	-	(0.2)%
Non-deductible expenses	0.9%	0.5%	0.2%
Other	(0.1)%	(0.2)%	(0.4%)

	17.3%	0.2%	33.2%

Acquisition of WWS

As described in Notes 1 and 5, on August 13, 2018, we completed the WWS Acquisition, which included its subsidiary, WWS Blocker LLC (Blocker). Blocker was a single-purpose U.S. tax blocker which held a 18.06% ownership percentage of the combined ownership of WWS, and for which that portion of the fair value of assets acquired and liabilities assumed in the WWS Acquisition was not eligible for a step-up in basis. As a result, we recorded a net deferred tax liability in the WWS Acquisition, primarily relating to the fair value of the acquired identifiable indefinite-lived and amortizable intangible assets. This amount is subject to change pending finalization of the purchase allocation for tax purposes with the Seller. The components of the net deferred tax liability recorded in the WWS Acquisition is as follows:

Deferred tax (liabilities) relate to:	Current Estimate
Amortizable intangible assets	$(1,082)
Other indefinite lived intangible assets	(3,372)
Property, plant and equipment	(759)
Other	(140)

Net deferred tax liability	$(5,353)

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax liability are as follows:

	December 29,	December 30,
	2018	2017
	(in thousands)
Deferred tax assets:
Advance supplier consideration	$4,280	$132
Other deferrals and accruals, net	2,100	691
Stock-based compensation expense	1,796	1,663
Accrued warranty	1,442	1,378
State bonus depreciation and net operating loss carryforwards	1,414	965
Derivative financial instruments	1,053	-
Acquisition costs	1,022	306
Allowance for doubtful accounts	642	292
Obsolete inventory and UNICAP adjustment	515	412

Total deferred tax assets	14,264	5,839

Deferred tax liabilities:
Trade names and other intangible assets, net	(20,935)	(16,749)
Property, plant and equipment	(10,741)	(8,056)
Goodwill	(5,092)	(3,099)
Deferred financing costs	-	(659)
Prepaid expenses	(254)	(48)

Total deferred tax liabilities	(37,022)	(28,611)

Total deferred tax liabilities, net	$(22,758)	$(22,772)

Tax-Deductible Goodwill

We acquired goodwill deductible for tax purposes in the CGI acquisition as the transaction was treated as an acquisition of stock for tax purposes. At the date of the acquisition, the amount of goodwill deductible for tax purposes from the CGI acquisition was $9.3 million. At the time of the acquisition, this goodwill was the same amount for both book and tax purposes and, therefore, no deferred tax asset or liability was recognized. As we amortize this goodwill for tax purposes over its remaining life, which was approximately 7.4 years at the time of the acquisition, we will recognize a deferred tax liability. The unamortized amount of this goodwill was $4.0 million and $5.2 million at December 29, 2018, and December 30, 2017, respectively.

We have goodwill deductible for tax purposes in the WinDoor acquisition as the transaction was treated as an acquisition of stock treated as a step-up acquisition of assets and assumption of liabilities pursuant to our election under section 338(h)(10) of the Internal Revenue Code. We are deducting goodwill for tax purposes of $38.9 million from the WinDoor transaction. The unamortized amount of this goodwill was $31.3 million and $33.9 million at December 29, 2018, and December 30, 2017, respectively.

We have goodwill deductible for tax purposes in the US Impact acquisition as the transaction was treated as an acquisition of assets and assumption of liabilities for both book and tax purposes. We expect to be able to deduct goodwill for tax purposes of $569 thousand from the USI transaction. The unamortized amount of this goodwill was $478 thousand and $515 thousand at December 29, 2018, and December 30, 2017, respectively.

We have goodwill deductible for tax purposes in the WWS Acquisition as the transaction. Goodwill relating to the 81.94% portion of the transaction treated as a step-up acquisition of assets and assumption of liabilities totaled $133.6 million. We expect to be able to deduct this goodwill for tax purposes. The unamortized amount of this goodwill was approximately $129.9 million at December 29, 2018. WWS has historical tax goodwill, of which the 18.06% portion of the Blocker treated as an acquisition of stock not eligible for step-up totaled $6.0 million. The unamortized portion of this goodwill was approximately $5.8 million at December 29, 2018. This component can continue to be deducted by the Company for tax purposes.

Net Operating Loss Carryforwards and Valuation Allowance

We estimate that we have $1.4 million of tax-affected state operating loss carryforwards, as of December 29, 2018, expiring at various dates through 2027.

At January 2, 2016, we provided for a valuation allowance against net operating losses of approximately $0.2 million that we have to carryforward in North Carolina as we concluded it is not more likely than not that we will realize the full benefit of the net operating losses before expiration. During the year ended December 31, 2016, we reduced this valuation allowance by approximately $0.1 million, and in the year ended December 29, 2018 we reversed the remainder, to reflect an increase in our estimate of net operating losses we will be able to realize in North Carolina. For financial reporting purposes, we classified this valuation allowance as a reduction of state net operating loss carryforwards in the table shown above in 2018. We have no other valuation allowances on deferred tax assets at December 29, 2018, or December 30, 2017, as management’s assessment of our ability to realize our deferred tax assets is that it is more likely than not that we will generate sufficient future taxable income to realize all of our deferred tax assets.

Excess Tax Benefits

We adopted ASU 2016-09 effective on January 1, 2017. As a result, excess tax benefits resulting from the exercise of stock options and lapse of restriction on stock awards are now recognized as a discrete item in tax expense, where previously such tax effects had been recognized in additional paid-in-capital. Income tax expense in the years ended December 29, 2018, and December 30, 2017, includes excess tax benefits totaling $5.2 million and $1.8 million, respectively. Prior to the adoption of ASU 2016-09 at the beginning of 2017, concurrent with the full utilization of all of our regular net operating loss carry-forwards during 2013, for the year ended December 31, 2016, we recognized $1.9 million, of excess tax benefits (ETBs) in additional paid-in capital. Our prior policy with regard to providing for income tax expense when ETBs were utilized was to follow the “with-and-without” approach as described in ASC 740-20 and ASC 718 and include in the measurement the indirect effects of the excess tax deduction.

Open Tax Years

The tax years 2011 to 2017 remain open for examination by the IRS due to the statute of limitations and net operating losses utilized in prior tax years.

The Tax Cuts and Jobs Act of 2017 (the Tax Act)

On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, effective January 1, 2018, limitations on the deductibility of interest expense and executive compensation, the elimination of the Section 199 domestic production activities deduction, and further restricting the deductibility of certain already restricted expenses.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its ending net deferred tax liabilities at December 30, 2017 and recognized a $12.4 million tax benefit in the Company’s consolidated statement of operations for the year ended December 30, 2017. With the finalization and filing of our Federal income tax return for our fiscal year of 2017, we made an adjustment to this revaluation gain in income tax expense in the accompanying consolidated statement of operations for the year ended December 29, 2018, which reduced this gain by approximately $231 thousand.

14. Commitments and Contingencies

Leases

We lease certain of our manufacturing facilities under operating leases. We also lease production equipment, vehicles, computer equipment, storage units and office equipment under operating leases. Our operating leases expire at various times through 2027. Lease expense was $6.4 million, $4.7 million and $4.2 million for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. Future minimum lease commitments for non-cancelable operating leases are as follows at December 29, 2018 (in thousands):

2019	$6,343
2020	6,354
2021	4,748
2022	3,831
2023	3,801
Thereafter	17,885

Total	$42,962

Through the terms of certain of our leases, we have the option to purchase the leased equipment for cash in an amount equal to its then fair market value plus all applicable taxes.

Purchase Commitments

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If these programs were cancelled by us, as of December 29, 2018, we would be required to pay $12.0 million for various materials. During the years ended December 29, 2018, December 30, 2017, and December 31, 2016, we made purchases under these programs totaling $278.9 million, $175.7 million and $132.8 million, respectively. The Company expects to utilize its purchase commitments in the normal ongoing operations.

At December 29, 2018, we had $1.1 million in standby letters of credit related to our workers’ compensation insurance coverage, and commitments to purchase equipment of $1.2 million.

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

15. Employee Benefit Plans

We have a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. We currently make matching contributions based on our operating results. During the years ended December 29, 2018, December 30, 2017, and December 31, 2016, there was a matching contribution of up to 3%, in each year made at various times during the year. Company contributions and earnings thereon vest at the rate of 20% per year of service with us when at least 1,000 hours are worked within the Plan year. We recognized expenses for such employer matching of $2.7 million, $1.8 million and $1.9 million for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

16. Related Parties

In the ordinary course of business, we sell windows to Builders FirstSource, Inc. Two of our directors, Floyd F. Sherman, and Brett Milgrim, are directors of Builders FirstSource, Inc. Total net sales to Builders FirstSource, Inc. were $17.2 million, $13.8 million and $12.8 million for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. As of December 29, 2018, and December 30, 2017, there was $2.2 million and $2.2 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

17. Shareholders’ Equity

Special Employee Grants of Company Common Stock

At three times during 2018, we made grants of the Company’s common stock totaling 28,160 shares to employees of the Company who do not participate in the Company’s other incentive compensation programs. The intent of the grants was to foster a sense of ownership in the Company by employees other than those who participate in the Company’s long-term equity incentive program. Each employee that participated in these grants received ten shares of the Company’s common stock, with full rights of ownership, including dispositive rights. These awards had a weighted-average grant-date fair value of $20.84 per share based on the closing New York Stock Exchange market price of the common stock on the business day prior to the day each award was granted. The resulting fair value of these grants totaling $587 thousand was recognized as stock-based compensation expense classified as selling, general and administrative expense in the accompanying consolidated statement of operations and included in stock-based compensation in the accompanying statement of cash flows for the year ended December 29, 2018, as well as recorded as common stock at par value and additional paid-in capital in the accompanying consolidated balance sheet at December 29, 2018.

2018 Equity Issuance

On September 18, 2018, we completed an underwritten, public offering of 7,000,000 shares of our common stock, at a public offering price of $23.00 per share.

The offering resulted in gross proceeds to the Company of $161.0 million. Net of an underwriting fee of $1.15 per share, net cash proceeds to the Company approximated $153.0 million. We used $152.0 million of these proceeds to prepay borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022. The remainder of the proceeds were used for working capital or general corporate purposes, including payment of offering expenses of approximately $447 thousand, classified as a reduction of additional paid-in capital in the accompanying consolidated balance sheet as of December 29, 2018.

Repurchases of Company Common Stock

During 2018 and 2017, we repurchased 35,691 shares and 23,826 shares, respectively, of our common stock at a total cost of $0.7 million and $0.3 million, respectively, all relating to purchases from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards. Those shares were immediately retired.

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

Program for Repurchases of Company Common Stock

On October 28, 2015, the Board of Directors authorized and approved a share repurchase program of up to $20 million. There have been no repurchases under this program during our 2018 and 2017 fiscal years. Future repurchases, if any, will be made in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements, our 2016 Credit Agreement due 2022, and other relevant factors. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at the Company’s discretion, and the program may be suspended, terminated or modified at any time for any reason. In the future, we may make opportunistic repurchases of our common stock as we see fit.

18. Stock-Based Compensation

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

There were 661,522 shares available for grant under the 2014 Plan at December 29, 2018.

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

New Issuances

During 2018, we issued a total of 181,838 shares of restricted stock awards to certain directors, executives and non-executive employees of the Company, all from the 2014 Plan. The restrictions on these awards lapse at various time periods through 2021 and had a weighted average fair value on the dates of the grants of $18.70 as described below.

On March 2, 2018, we issued 139,182 shares of restricted stock to certain executive and non-executive employees of the Company. The final number of shares awarded under the issuance on March 2, 2018, is subject to adjustment based on the performance of the Company for the 2018 fiscal year and will become final after December 29, 2018. The performance criteria, as defined in the share awards, provided for a graded awarding of shares based on the percentage by which the Company meets earnings before interest and taxes, as defined, in our 2018 business plan. The percentages, ranging from less than 80% to greater than 120%, provide for the awarding of shares ranging from 0% to 150% of the target amount and only related to half of the initial March 2, 2018, issuance of 139,182 shares, or 69,591 shares. The final award is also affected by forfeitures upon the termination of a grantee’s employment with the Company. The remaining 69,591 shares from the March 2, 2018, issuance were not subject to adjustment based on any performance or other criteria. The grant date fair value of the March 2, 2018, award was $18.40 per share.

On May 19, 2018, we issued a total of 30,456 shares of restricted stock awards to the eight board members of the Company as the non-cash portion of their annual compensation for participation on the Company’s Board of Directors. The restrictions on these awards lapse in one year, and have a weighted average fair value on date of grant of $20.40 based on the New York Stock Exchange market price of the common stock on the close of business on the day the awards were granted.

At three times during 2018, we made grants of the Company’s common stock to employees of the Company who do not participate in the in the Company’s other incentive compensation programs. See Note 17, “Special Employee Grants of Company Common Stock”, which includes a discussion of the related total stock-based compensation expense recognized.

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. In addition to the employee stock grants in 2018 discussed above, we recorded compensation expense for stock-based awards of $3.4 million for the year ended December 29, 2018. We recorded stock-based compensation expense for stock-based awards of $1.9 million and $1.8 million, respectively, for the years ended December 30, 2017, and December 31, 2016 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. See Note 13 for a discussion of excess income tax benefits for the three years ended December 29, 2018.

Stock Options

A summary of the status of our stock options as of December 29, 2018, and changes during the year then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life
Outstanding at December 30, 2017	2,154,328	$2.09
Exercised	(1,119,247)	$2.00

Outstanding at December 29, 2018	1,035,081	$2.20	1.5

Exercisable at December 29, 2018	1,031,081	$2.16	1.5

The following table summarizes information about employee stock options outstanding at December 29, 2018, (dollars in thousands, except share and per share amounts):

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value
$2.00-$2.31	1.4 Years	1,015,081	$13,921	1,015,081	$13,921
$11.81	5.2 Years	20,000	78	16,000	63

		1,035,081	$13,999	1,031,081	$13,984

The aggregate intrinsic value of options outstanding and of options exercisable as of December 30, 2017, was $31.8 million and $31.7 million, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of December 31, 2016, was $24.6 million and $24.6 million, respectively. The total grant date fair value of options vested during the years ended December 29, 2018, December 30, 2017, and December 31, 2016, was $21 thousand, $29 thousand and $32 thousand, respectively.

For the year ended December 29, 2018, we received approximately $2.2 million in proceeds from the exercise of 1,119,247 options for which we recognized $5.2 million in excess tax benefits as a discrete item of income tax expense. The aggregate intrinsic value of stock options exercised during the year ended December 29, 2018, was $20.3 million. For the year ended December 30, 2017, we received approximately $0.9 million in proceeds from the exercise of 470,622 options for which we recognized $1.8 million in excess tax benefits as a discrete item of income tax expense. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2017, was $5.1 million. For the year ended December 31, 2016, we received approximately $1.0 million in proceeds from the exercise of 537,364 options for which we recognized $1.9 million in excess tax benefits through additional paid in capital. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2016, was $5.1 million.

Restricted Share Awards

There were 181,838 restricted share awards granted in the year ended December 29, 2018, which will vest at various time periods through 2021.

A summary of the status of restricted share awards as of December 29, 2018, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 30, 2017	396,114	$10.35
Granted	181,838	$18.70
Vested	(162,841)	$10.63
Forfeited/Performance adjustment	(52,485)	$12.55

Outstanding at December 29, 2018	362,626	$14.26

As of December 29, 2018, the remaining compensation cost related to non-vested share awards was $2.7 million which is expected to be recognized in earnings using an accelerated method resulting in higher levels of compensation costs occurring in earlier periods over a weighted average period of 1.5 years.

19. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss for the year ended December 29, 2018. There was no activity within accumulated other comprehensive income or loss during the years ended December 30, 2017, or December 31, 2016:

Aluminum
Forward
(in thousands)	Contracts
Balance at December 30, 2017	$-
Other comprehensive loss before reclassification	(4,357)
Amounts reclassified from other comprehensive loss	239
Tax effect	1,053
Net current-period other comprehensive loss	(3,065)
Balance at December 29, 2018	$(3,065)

20. Sales by Product

We have one reportable segment for all periods presented.

Centralized financial and operational oversight, including resource allocation and assessment of performance, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”), with oversight by the Board of Directors. Our CODM evaluates performance by reviewing sales by product category, and costs on a total company basis. Sales by product group are as follows (in millions):

	Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
(in millions)
Product category:
Impact-resistant window and door products	$561.8	$433.4	$381.6
Non-impact window and door products	136.7	77.7	77.0

Total net sales	$698.5	$511.1	$458.6

21. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for the years ended December 29, 1018, and December 30, 2017 (in thousands, except per share amounts):

	Year Ended December 29, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$140,253	$169,269	$199,084	$189,887
Gross profit	44,773	59,947	72,998	65,750
Net income	7,340	22,548	13,571	10,474
Net income per share – basic	$0.15	$0.45	$0.26	$0.18
Net income per share – diluted	$0.14	$0.43	$0.26	$0.18

	Year Ended December 30, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$112,721	$137,384	$126,876	$134,100
Gross profit	31,739	44,553	39,748	42,944
Net income	2,999	10,255	6,292	20,293
Net income per share – basic	$0.06	$0.21	$0.13	$0.41
Net income per share – diluted	$0.06	$0.20	$0.12	$0.39

Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share. Each of our fiscal quarters above consists of 13 weeks.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act) as of December 29, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 29, 2018, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 29, 2018. The evaluation was performed based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting is effective.

During the year ended December 29, 2018, we acquired Western Window Systems (“WWS”).  In conducting our evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2018, we have elected to exclude WWS from our assessment of internal control over financial reporting as of December 29, 2018 as permitted under current Securities and Exchange Commission rules and regulations. As of and for the year ended December 29, 2018, the assets and revenues of WWS not included in our evaluation represented 5% of consolidated assets and 7% of consolidated revenues. We are currently in the process of integrating and assessing the internal control over financial reporting of WWS with the rest of our Company. The integration may lead to changes in future periods. We expect to complete this integration in fiscal 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements for the year ended December 29, 2018. KPMG LLP’s report on internal control over financial reporting is set forth below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the quarter ended December 29, 2018, identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

b. Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

PGT Innovations, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited PGT Innovations, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 29, 2018 and related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Western Window Systems (WWS) during 2018, and management elected to exclude from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2018, WWS’s internal control over financial reporting associated with total assets of $46 million and total revenues of $50 million included in the consolidated financial statements of the Company as of and for the year ended December 29, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of WWS.

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

February 27, 2019

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item with respect to our executive officers will be set forth in Proxy Statement for our 2019 Annual Meeting of Stockholders (our “2019 Proxy Statement”), under the caption "Governance of the Company" and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof will be set forth in our 2019 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be set forth in our 2019 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2019 Proxy Statement under the captions “Executive Compensation,” “Employment Agreements”, and “Change in Control Agreements,” “Information Regarding the Board and its Committees — Information on the Compensation of Directors,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our 2019 Proxy Statement under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our 2019 Proxy Statement under the caption “Audit Committee Report — Fees Paid to the Principal Accountant,” which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) See the index to consolidated financial statements and schedule provided in Item 8 for a list of the financial statements filed as part of this report.

(2) Schedule II – Valuation and Qualifying Accounts

	Balance at				Balance at
	Beginning	Added in	Costs and		End of
Allowance for Doubtful Accounts	of Period	Acquisition	expenses	Deductions*	Period
	(in thousands)
Year ended December 29, 2018	$964	$-	$2,270	$(445)	$2,789

Year ended December 30, 2017	$399	$-	$673	$(108)	$964

Year ended December 31, 2016	$336	$159	$67	$(163)	$399

* Represents uncollectible accounts charged against the allowance for doubtful accounts, net of recoveries.

(3)  The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K

Exhibit Number	Description

2.1

Purchase Agreement, dated as of July  24, 2018 by and among the Company, Coyote Acquisition Co., GEF WW Parent LLC, WWS Blocker LLC and the Sellers and Additional Sellers named in the Purchase Agreement and the Seller Representative*(incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2018, Registration Number 001-37971)

3.1

Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

3.2

Amended and Restated By-Laws of PGT Innovations, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 27, 2017, filed with the Securities and Exchange Commission on March 2, 2017, Registration No. 001-37971)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K dated December 14, 2016, filed with the Securities and Exchange Commission on December 19, 2016, Registration No. 000-52059)

4.1

Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on December 24, 2009, Registration No. 333-132365)

4.2

Indenture, dated as of August 10, 2018, between PGT Escrow Issuer, Inc. and U.S. Bank National Association, as Trustee, governing the 6.75% Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2018, Registration Number 001-37971)

4.3

Form of 6.75% Senior Note due 2026 (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2018, Registration Number 001-37971)

4.4

First Supplemental Indenture, dated as of August 13, 2018, by and between U.S. Bank National Association and the Guarantors party thereto (incorporated herein by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2018, Registration Number 001-37971)

10.1

Credit Agreement dated February 16, 2016, among PGT Innovations, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 16, 2016, filed with the Securities and Exchange Commission on February 17, 2016, Registration No. 000-52059)

Exhibit Number	Description
10.2

Supply Agreement dated January 24, 2014, by and between Keymark Corporation and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.3

Supply Agreement dated January 20, 2016, by and between PPG Industries, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 20, 2016, filed with the Securities and Exchange Commission on January 21, 2016, Registration No. 000-52059)

10.4

Product Supply and Sales Agreement dated April 7, 2017, by and between PGT Industries, Inc. and Kuraray America, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 7, 2017, filed with the Securities and Exchange Commission on April 13, 2017, Registration No. 001-37971)

10.5

Supply Agreement dated January 25, 2016, by and between, PGT Industries, Inc. and SAPA Extruder, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 25, 2016, filed with the Securities and Exchange Commission on January 25, 2016, Registration No. 000-52059)

10.6

PGT Innovations, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.7

Form of PGT Innovations, Inc. 2006 Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1/A, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8

Form of Employment Agreement, between PGT Industries, Inc. and, individually, Jeffery T. Jackson, and Bradley West (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 27, 2009, Registration No. 000-52059)

10.9

Form of PGT Innovations, Inc. Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2017, Registration No. 001-37971)

10.10

Form of PGT Innovations, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.11

PGT Innovations, Inc. 2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Appendix A to Definitive Proxy Statement on Form DEF 14A dated March 28, 2014, filed with the Securities and Exchange Commission on April 2, 2014)

10.12

Supply Agreement dated December 3, 2014, by and between PGT Industries, Inc. and Quanex IG Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 3, 2014, filed with the Securities and Exchange Commission on December 4, 2014, Registration No. 000-52059)

10.13

Supply Agreement dated April 29, 2014, by and between and PGT Industries, Inc. and Royal Group, Inc., for its Window & Door Profiles division (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2014, filed with the Securities and Exchange Commission on May 5, 2014, Registration No. 000-52059)

10.14

First Amendment to Credit Agreement, dated as of February 17, 2017, among PGT Innovations, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 17, 2017, filed with the Securities and Exchange Commission on February 22, 2017, Registration No. 000-52059)

10.15*	Independent Contractor Agreement effective as of January 1, 2019, by and between Rodney Hershberger, and PGT Innovations, Inc.

10.16

Supply Agreement dated December 15, 2014, by and between PGT Industries, Inc. and Cardinal LG Company, as amended effective on January 1, 2017 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 4, 2017, filed with the Securities and Exchange Commission on March 9, 2017, Registration No. 001-37971)

10.17

First Amendment to Supply Agreement dated January 1, 2017, by and between PGT Industries, Inc. and Cardinal LG Company, which amends that certain Supply Agreement dated December 15, 2014 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 4, 2017, filed with the Securities and Exchange Commission on March 9, 2017, Registration No. 001-37971)

Exhibit Number	Description

10.18

Supply Agreement dated September 22, 2017, by and between PGT Industries, Inc. and Cardinal LG Company (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 22, 2017, filed with the Securities and Exchange Commission on September 22, 2017, Registration No. 001-37971)

10.19

PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.20

Second Amendment to Credit Agreement, dated March  16, 2018 by and among PGT Innovations, Inc., a Delaware corporation, the other Credit Parties (as defined in the Credit Agreement) party hereto, the Lenders party hereto, SunTrust Bank, as Administrative Agent, Collateral Agent, Swing Line Lender and an LC Issuer and Deutsche Bank AG New York Branch, as resigning Administrative Agent, resigning Collateral Agent, resigning Swing Line Lender and a resigning LC Issuer (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2018, Registration Number 001-37971)

10.21

Employment Agreement between Brent Boydston and PGT Innovations, Inc., dated May 18, 2018 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2018, Registration Number 001-37971)

10.22

Employment Agreement between Robert Keller and PGT Innovations, Inc., dated May 18, 2018 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2018, Registration Number 001-37971)

10.23

Supply Agreement, effective as of January 1, 2019, by and between PGT Industries, Inc. and Vitro Flat Glass LLC. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2018, Registration Number 001-37971)

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

PGT INNOVATIONS, INC.
(Registrant)

Date: February 27, 2019	/s/ Jeffrey Jackson
Jeffrey Jackson
President and Chief Executive Officer

Date: February 27, 2019	/s/ Bradley West
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

Signature	Title	Date

/s/ Rodney Hershberger	Chairman of the Board of Directors	February 27, 2019
Rodney Hershberger

/s/ Jeffrey T. Jackson	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2019
Jeffrey T. Jackson

/s/ Bradley West	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2019
Bradley West

/s/ Alexander R. Castaldi	Director	February 27, 2019
Alexander R. Castaldi

/s/ Richard D. Feintuch	Director	February 27, 2019
Richard D. Feintuch

/s/ M. Joseph McHugh	Director	February 27, 2019
M. Joseph McHugh

/s/ Floyd F. Sherman	Director	February 27, 2019
Floyd F. Sherman

/s/ Brett N. Milgrim	Director	February 27, 2019
Brett N. Milgrim

/s/ William J. Morgan	Director	February 27, 2019
William J. Morgan

/s/ Sheree L. Bargabos	Director	February 27, 2019
Sheree L. Bargabos

/s/ Frances P. Hawes	Director	February 27, 2019
Frances P. Hawes