Form 10-Q
period 2019-03-30
PGT Innovations, Inc.
filed 2019-05-02
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☐	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.

Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Common Stock, $0.01 par value, outstanding was 58,347,213 shares, as of April 30, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PGTI	New York Stock Exchange, Inc.

PGT INNOVATIONS, INC.

TABLE OF CONTENTS

Form 10-Q for the Three Months Ended March 30, 2019

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 30,	March 31,
	2019	2018
	(unaudited)
Net sales	$173,737	$140,253
Cost of sales	112,467	95,480

Gross profit	61,270	44,773

Selling, general and administrative expenses	44,014	28,657

Income from operations	17,256	16,116

Interest expense, net	6,714	4,043
Debt extinguishment costs	—	3,079

Income before income taxes	10,542	8,994

Income tax expense	2,285	1,654

Net income	$8,257	$7,340

Net income per common share:
Basic	$0.14	$0.15

Diluted	$0.14	$0.14

Weighted average shares outstanding:
Basic	58,134	49,858

Diluted	59,220	51,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 30,	March 31,
	2019	2018
	(unaudited)
Net income	$8,257	$7,340

Other comprehensive income (loss) before tax:
Change in fair value of derivatives	595	(83)
Reclassification to earnings	915	—

Other comprehensive income (loss) before tax	1,510	(83)

Income tax (expense) benefit related to components of other comprehensive income (loss)	(386)	21

Other comprehensive income (loss), net of tax	1,124	(62)

Comprehensive income	$9,381	$7,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 30,	December 29,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$44,936	$52,650
Accounts receivable, net	76,035	80,717
Inventories	47,962	44,666
Contract assets, net	9,375	6,757
Prepaid expenses	5,495	2,863
Other current assets	10,317	7,908
Total current assets	194,120	195,561

Property, plant and equipment, net	120,238	115,707
Operating lease right-of-use asset, net	29,568	—
Intangible assets, net	267,803	271,818
Goodwill	277,827	277,827
Other assets, net	1,192	1,240

Total assets	$890,748	$862,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$56,963	$68,557
Current portion of long-term debt	87	163
Current portion of operating lease liability	7,016	—
Total current liabilities	64,066	68,720

Long-term debt, less current portion	367,041	366,614
Operating lease liability, less current portion	25,510	—
Deferred income taxes	23,144	22,758
Other liabilities	15,139	18,517

Total liabilities	494,900	476,609

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 61,273 and 60,729 shares issued and 58,289 and 58,082 shares outstanding at
March 30, 2019 and December 29, 2018, respectively	613	607
Additional paid-in-capital	410,578	409,661
Accumulated other comprehensive loss	(1,941)	(3,065)
Accumulated deficit	(643)	(8,900)
Shareholders' equity	408,607	398,303
Less: Treasury stock at cost	(12,759)	(12,759)
Total shareholders' equity	395,848	385,544

Total liabilities and shareholders' equity	$890,748	$862,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 30,	March 31,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net income	$8,257	$7,340
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	4,497	2,961
Amortization	4,015	1,659
Amortization of right-of-use asset	1,597	-
Provision for allowance for doubtful accounts	68	416
Stock-based compensation	1,198	514
Amortization and write-offs of deferred financing costs and debt discount	427	615
Debt extinguishment costs	—	3,079
Gains on transfers and disposals of assets	(28)	(10)
Change in operating assets and liabilities:
Accounts receivable	(60)	(7,921)
Inventories	(3,651)	(3,332)
Contract assets, net, prepaid expenses, other current and other assets	(4,678)	(1,034)
Change in operating lease liability	508	-
Accounts payable, accrued and other liabilities	(11,242)	4,591

Net cash provided by operating activities	908	8,878

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,299)	(6,644)
Proceeds from transfers and disposals of assets	28	10

Net cash used in investing activities	(8,271)	(6,634)

Cash flows from financing activities:
Payments of long-term debt	(76)	(72)
Payments of financing costs	—	(1,687)
Taxes paid relating to shares withheld on employee equity awards	(505)	(637)
Proceeds from exercise of stock options	213	173
Proceeds from issuance of common stock under employee
stock purchase plan (ESPP)	17	5
Other	—	(7)

Net cash used in financing activities	(351)	(2,225)

Net (decrease) increase in cash and cash equivalents	(7,714)	19
Cash and cash equivalents at beginning of period	52,650	34,029
Cash and cash equivalents at end of period	$44,936	$34,048

Non-cash activity:
Establish right-of-use asset	$31,165	$—
Establish operating lease liability	$(33,594)	$—
Property, plant and equipment additions in accounts payable	$729	$512

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Loss	Deficit	Stock	Total
Balance at December 30, 2017	49,805,338	$525	$252,275	$—	$(64,716)	$(12,759)	$175,325
Cumulative effect of change in accounting principle, net of tax effect of $647	—	—	—	—	1,883	—	1,883
Balance at December 30, 2017
- as adjusted	49,805,338	525	252,275	—	(62,833)	(12,759)	177,208
Vesting of restricted stock	116,475	—	—	—	—	—	—
Grants of restricted stock	—	1	(1)	—	—	—	—
Purchases of treasury stock	(32,439)	—	—	—	—	(637)	(637)
Retirement of treasury stock	—	(1)	(636)	—	—	637	—
Stock-based compensation	—	—	514	—	—	—	514
Exercise of stock options	86,549	1	172	—	—	—	173
Common stock issued under ESPP	373	—	5	—	—	—	5
Net income	—	—	—	—	7,340	—	7,340
Other comprehensive loss	—	—	—	(62)	—	—	(62)
Balance at March 31, 2018	49,976,296	$526	$252,329	$(62)	$(55,493)	$(12,759)	$184,541

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Loss	Deficit	Stock	Total
Balance at December 29, 2018	58,081,540	$607	$409,661	$(3,065)	$(8,900)	$(12,759)	$385,544
Vesting of restricted stock	133,770	—	—	—	—	—	—
Grants of restricted stock	—	5	(5)	—	—	—	—
Purchases of treasury stock	(34,240)	—	—	—	—	(505)	(505)
Retirement of treasury stock	—	—	(505)	—	—	505	—
Stock-based compensation	—	—	1,198	—	—	—	1,198
Exercise of stock options	106,740	1	212	—	—	—	213
Common stock issued under ESPP	1,061	—	17	—	—	—	17
Net income	—	—	—	—	8,257	—	8,257
Other comprehensive income	—	—	—	1,124	—	—	1,124
Balance at March 30, 2019	58,288,871	$613	$410,578	$(1,941)	$(643)	$(12,759)	$395,848

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

PGT Innovations, Inc. (“PGTI”, “we,” or the “Company”), formerly named PGT, Inc., is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and energy-efficient windows and doors designed to unify indoor/outdoor living spaces and offers a broad range of fully customizable window and door products. Products are sold through an authorized dealer and distributor network. The majority of our sales are to customers in the state of Florida, but we sell products to customers in many states. We also have sales in the Caribbean, Canada, and in South and Central America. With the acquisition of Western Window Systems (‘WWS’), we have an increased level of sales in the western United States. See Note 6 for a discussion of this acquisition.

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

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period is not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of the Company’s fiscal quarters ended March 30, 2019, and March 31, 2018, consisted of 13 weeks.

The condensed consolidated balance sheet as of December 29, 2018, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 29, 2018, and the unaudited condensed consolidated financial statements as of and for the period ended March 30, 2019, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 29, 2018, included in the Company’s most recent Annual Report on Form 10-K. Except for the adoption of the guidance relating to leases discussed below, the accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

In the three months ended March 30, 2019, we concluded that we have two reportable segments: the Southeast segment, and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of our sales in Florida, the core market of our Legacy business, as well as Alabama, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and the Caribbean. The Western reporting segment, also an operating segment, is composed of sales in the rest of the United States, along with Canada and Mexico. While both of our operating segments have products, distribution methods and customers of a similar nature, we determined to not aggregate them due to the differences in their geographic markets. Therefore, our operating segments are our reportable segments. See Note 16 for segment disclosures.

Recently Adopted Accounting Pronouncements

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

The new standard was effective for us on December 30, 2018 (the first day of our 2019 fiscal year), with early adoption permitted. We adopted the new standard on this date, using the required modified retrospective transition approach, applying the new standard to all leases existing on the effective date. Consequently, financial information was not updated, and the disclosures required under the new standard are and will not be provided for dates and periods prior to December 30, 2018. As of the date of adoption, all of our leases were operating leases, and we have no financing leases as of March 30, 2019.

The new standard provided a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and direct costs, and implemented internal controls and additional lease accounting and tracking procedures to enable the preparation of financial information on adoption. We did not elect the use-of-hindsight practical expedient, or the practical expedient pertaining to land easements as it was not applicable to us.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualified, primarily for certain vehicle and office equipment leases that are month-to-month leases. This means, for those leases, we did not recognize right-of-use assets or lease liabilities. We also elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets.

This standard had a material effect on our consolidated balance sheet relating to the recognition of an operating lease right-of-use asset and operating lease liability on our balance sheet for our real estate operating leases and to providing new disclosures about our leasing activities. On adoption, we recognized an operating lease right-of-use asset of $31.2 million, and an operating lease liability of $33.6 million, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. Calculation of the present value of the remaining minimum rental payments required the use of judgment relating to the selection of the discount rate applied to future lease payments. We used a weighted-average interest rate of 6.2%, which was based on a current trade rate for our 2018 Senior Notes due 2026. See Note 10 for additional information relating to our leases.

Leases Accounting Policy

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liability, and operating lease liability, less current portion on our consolidated balance sheets. Should we engage in any finance leases in the future, finance leases would be included in property and equipment, other current liabilities, and other liabilities on our consolidated balance sheets.

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Recently Issued Accounting Pronouncements

Fair Value Measurement Disclosures

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. The Company does not believe that the adoption of this guidance will have a significant impact on its fair value disclosures.

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

In the ordinary course of business, we extend credit to qualified dealers and distributors, generally on a non-collateralized basis. The Company maintains an allowance for doubtful accounts which is based on management’s assessments of the amount which may become uncollectible in the future and is determined through consideration of our write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions. Uncollectible accounts are written off after repeated attempts to collect from the customer have been unsuccessful. As of March 30, 2019, and December 29, 2018, the allowance for doubtful accounts was $2.9 million and $2.8 million, respectively.

NOTE 2.  REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

Revenue Recognition Accounting Policy

The Company is a manufacturer of fully-customized windows and doors, and manufactures products based on design specifications, measurements, colors, finishes, framing materials, glass-types, and other options selected by the customer at the point in time an order is received from the customer. The Company has an enforceable right to payment at the time an order is received and accepted at the agreed-upon sales prices contained in our agreements with our customers for all manufacturing efforts expended by the Company on behalf of its customers. Due to the customized build-to-order nature of the Company’s products, the Company’s assessment is that substantially all of its finished goods and certain unused glass components have no alternative use, and that control of these products and components passes to the customer over time during the manufacturing of the products in an order, or upon our receipt of certain pre-cut glass components from our supplier attributed to specific customer orders. Based on these factors, the Company recognizes the substantial portion of revenue over time during the manufacturing process once customization begins, and for certain unused glass components on hand, at the end of a reporting period. Revenue on work-in-process at the end of a reporting period is recognized in proportion to costs incurred to total estimated cost of the product being manufactured. Revenue recognized at a point in time is immaterial.

Disaggregation of Revenue from Contracts with Customers

As discussed in note 1, in the first quarter of 2019, we determined that we have two reportable segments: our Southeast business unit and our Western business unit. See note 16 for more information. Net sales of the Western business unit for the three months ended March 31, 2018 are not presented as they were immaterial. The following tables provides information about our net sales by product category and by channel for the three months ended March 30, 2019, by segment, and for the three months ended March 31, 2018 (dollars in millions):

	Three Months Ended March 30, 2019
	Segments
	Southeast	Western	Total
Product category:
Impact-resistant window and door products	$120.7	$0.8	$121.5
Non-impact window and door products	19.1	33.1	52.2

Total net sales	$139.8	$33.9	$173.7

Channel:
New construction	$56.2	$32.1	$88.3
Repair and remodel	83.6	1.8	85.4

Total net sales	$139.8	$33.9	$173.7

Three Months Ended
March 31, 2018
Product category:
Impact-resistant window and door products	$120.5
Non-impact window and door products	19.8

Total net sales	$140.3

Channel:
New construction	$51.6
Repair and remodel	88.7

Total net sales	$140.3

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At March 30, 2019, and December 29, 2018, those contract liabilities totaled $8.6 million and $8.3 million, respectively, of which $7.4 million and $7.8 million, respectively, and are classified within accrued liabilities, and $1.2 million and $0.5 million, respectively, are classified within contract assets, net, in the accompanying condensed consolidated balance sheets at March 30, 2019, and December 29, 2018.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at December 29, 2018 were satisfied in the three-month period ended March 30, 2019. Contract assets at December 29, 2018 were transferred to accounts receivable in the three-month period ended March 30, 2019. Contract liabilities at March 30, 2019 represents cash received during the three-month period ended March 30, 2019, excluding amounts recognized as revenue during that period. Contract assets at March 30, 2019 represents revenue recognized during the three-month period ended March 30, 2019, excluding amounts transferred to accounts receivable during that period.

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

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our standard products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of March 30, 2019 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

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

The Company utilizes the practical expedient which permits expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to employees. We expense sales commissions paid to employees as sales are recognized, including sales from the creation of contract assets, as the expected amortization period is less than one year.

NOTE 3.  WARRANTY

Most of our manufactured products are sold with warranties. Warranty periods, which vary by product components, generally range from 1 to 10 years; however, the warranty period for a limited number of specifically identified components in certain applications is a lifetime. The majority of the products sold have warranties on components which range from 1 to 3 years. The amount charged to expense for warranties is based on management’s assessment of the cost per service call and the number of service calls expected to be incurred to satisfy warranty obligations on the current net sales.

During the three months ended March 30, 2019, we recorded warranty expense at a rate of approximately 1.6% of sales, which decreased from the rate in the first quarter of 2018 of 1.7% of sales.

The following table summarizes: current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three months ended March 30, 2019, and March 31, 2018. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

	Beginning	Charged			End of
Accrued Warranty	of Period	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended March 30, 2019	$6,149	$2,820	$28	$(3,016)	$5,981

Three months ended March 31, 2018	$5,386	$2,366	$(110)	$(2,319)	$5,323

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

	March 30,	December 29,
	2019	2018
	(in thousands)
Raw materials	$44,574	$42,036
Work-in-progress	3,154	2,278
Finished goods	234	352

	$47,962	$44,666

NOTE 5.  STOCK BASED-COMPENSATION

Exercises

For the three months ended March 30, 2019, there were 106,740 options exercised at a weighted average exercise price of $2.00 per share.

Issuance

On January 7, 2019, Francis Powell Hawes, a then newly-appointed member of our Board of Directors, received a prorated stock award of 1,720 shares of restricted stock as compensation for her Board service. The restricted stock award has a fair value on date of grant of $16.10 per share based on the closing New York Stock Exchange market price of the common stock on the day prior to the day the awards were granted, for a total grant-date fair value of $27,690 which will be considered as director compensation in fiscal year 2019. This grant vests on the first anniversary of the grant date.

On February 14, 2019, we granted 258,628 restricted stock awards to certain executives and non-executive employees of the Company under the 2019 Long-Term Incentive Plan (LTIP). The restrictions on these stock awards lapse over time based solely on continued service. However, the quantity of restricted shares granted on half of these shares, or 129,314 shares, is fixed, whereas the quantity granted on the remaining half, or 129,314 shares, is subject to Company-specific performance criteria. The restricted stock awards have a fair value on date of grant of $17.76 per share based on the closing New York Stock Exchange market price of the common stock on the day prior to the day the awards were granted. Those restricted shares whose quantity is fixed vest in equal amounts over a three-year period on the first, second and third anniversary dates of the grant. Those restricted shares whose quantity is subject to Company performance criteria vest in equal amounts on the second and third anniversary dates of the grant, if they are earned.

The performance criteria, as defined in the share awards, provides for a graded awarding of shares based on the percentage by which the Company meets earnings before interest and taxes, as defined, in our 2019 business plan. The performance percentages, ranging from less than 80% to greater than 120%, provide for the awarding of shares ranging from no shares to 150% of the target number of shares.

On March 1, 2019, we granted an additional 33,663 restricted stock awards to certain executives and non-executive employees of the Company under last year’s 2018 LTIP, because the Company achieved more than 120% of the target level of our 2018 LTIP performance metric, bringing the total number of performance shares issued to each participant of the 2018 LTIP remaining with the Company on March 1, 2019 to 150% of the target number of performance shares granted to each participant.

Stock Compensation Expense

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $1.2 million for the three months ended March 30, 2019, and $0.5 million for the three-month period ended March 31, 2018. As of March 30, 2019, there was $6.2 million of total unrecognized compensation cost related primarily to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.8 years at March 30, 2019.

NOTE 6.  ACQUISITION

WESTERN WINDOW SYSTEMS

Preliminary purchase price allocation

On August 13, 2018 (the “closing date”), we completed the acquisition of Western Window Systems (“WWS”), which became a wholly-owned subsidiary of PGT Innovations, Inc. The fair value of consideration transferred in the acquisition was $354.6 million. The acquisition was financed with proceeds of $315.0 million from the issuance of the 2018 Senior Notes due 2026, and with $39.6 million in cash on hand. See Note 9 for a discussion of the 2018 Senior Notes due 2026.

The preliminary estimated fair value of assets acquired, and liabilities assumed as of the closing date, are as follows:

	Initial Allocation	Adjustments to Allocation	Current Allocation
Accounts and notes receivable	$7,555	$(217)	$7,338
Inventories	12,580	—	12,580
Contract assets, net	890	—	890
Prepaid expenses and other assets	1,190	—	1,190
Property and equipment	16,416	(447)	15,969
Intangible assets	167,000	—	167,000
Goodwill	164,379	5,388	169,767
Accounts payable	(5,622)	—	(5,622)
Accrued and other liabilities	(9,175)	—	(9,175)
Deferred income taxes	—	(5,353)	(5,353)
Purchase price	$355,213	$(629)	$354,584

Consideration:
Cash	$355,213	$(629)	$354,584
Total fair value of consideration	$355,213	$(629)	$354,584

The fair value of certain working capital related items, including accounts receivable, prepaid expenses, and accounts payable and accrued liabilities, approximated their book values at the date of the WWS Acquisition. The fair value of inventory was estimated by major category, at net realizable value. The substantial majority of inventories at the acquisition date was composed of raw materials. The fair value of property and equipment and remaining useful lives were estimated by management, with the assistance of a third-party valuation firm, using the cost approach. Valuations of the intangible assets were done using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs.

The WWS Acquisition included its then-existing subsidiary, WWS Blocker LLC (Blocker). Blocker was a single-purpose U.S. tax blocker which held a 18.06% ownership percentage of the combined ownership of WWS, and for which that portion of the fair value of assets acquired and liabilities assumed in the WWS Acquisition was not eligible for a step-up in basis. As a result, we recorded a net deferred tax liability of $5.4 million in the WWS Acquisition, primarily relating to the fair value of the acquired identifiable indefinite-lived and amortizable intangible assets. This amount is subject to change pending finalization of the purchase price allocation for tax purposes. Subsequent to the acquisition, Blocker was merged out of existence.

We incurred acquisition costs totaling $4.4 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the WWS Acquisition, which includes $0.7 million in additional costs in the first quarter of 2019, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 30, 2019. We began incurring these costs in the second quarter of 2018. As such there are no WWS Acquisition related costs included in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2018.

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

The purchase agreement relating to the WWS Acquisition (PA) has a post-closing working capital calculation whereby we were required to prepare, and which we delivered to the sellers, a final statement of purchase price, including our calculation of actual net working capital as of the closing date. The calculation resulted in a net decrease in purchase price of $0.6 million.

No net sales or earnings are included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018, as the WWS Acquisition was effective on August 13, 2018.

Preliminary valuation of identified intangible assets

The valuation of the identifiable intangible assets acquired in the WWS acquisition and our estimate of their respective useful lives are as follows:

	Preliminary	Initial
	Valuation	Useful Life
	Amount	(in years)
(in thousands)
Trade name	$73,000	indefinite
Customer relationships	94,000	10

Other intangible assets, net	$167,000

NOTE 7. NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

There were 263 thousand anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three months ended March 30, 2019, and none for the three months ended March 31, 2018.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended
	March 30,	March 31,
	2019	2018
	(in thousands, except per share amounts)
Net income	$8,257	$7,340

Weighted-average common shares - Basic	58,134	49,858
Add: Dilutive effect of stock compensation plans	1,086	2,140

Weighted-average common shares - Diluted	59,220	51,998

Net income per common share:
Basic	$0.14	$0.15

Diluted	$0.14	$0.14

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets are as follows:

			Initial
	March 30,	December 29,	Useful Life
	2019	2018	(in years)
	(in thousands)
Goodwill	$277,827	$277,827	indefinite

Other intangible assets:
Trade names	$148,841	$148,841	indefinite

Customer relationships	200,647	200,647	3-10
Developed technology	3,000	3,000	9-10
Non-compete agreement	1,668	1,668	2-5
Software license	590	590	2
Less: Accumulated amortization	(86,943)	(82,928)

Subtotal	118,962	122,977

Other intangible assets, net	$267,803	$271,818

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2019	$11,815
2020	15,859
2021	15,374
2022	14,515
2023	12,354
Thereafter	49,045

Total	$118,962

NOTE 9.  LONG-TERM DEBT

	March 30,	December 29,
	2019	2018
	(in thousands)
2018 Senior Notes due 2026	$315,000	$315,000

Term loan payable under the 2016 Credit Agreement	63,975	63,975

Other debt	87	163

Long-term debt	379,062	379,138

Fees, costs and original issue discount	(11,934)	(12,361)

Long-term debt, net	367,128	366,777

Less current portion of long-term debt	(87)	(163)

Long-term debt, less current portion	$367,041	$366,614

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

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, which is being amortized under the effective interest method. See “Deferred Financing Costs” below. As of March 30, 2019, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $315.0 million, and accrued interest totaled $3.6 million.

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

On March 16, 2018, we entered into an amendment of our 2016 Credit Agreement due 2022 (the “Second Amendment”). The Second Amendment, among other things, decreases the applicable interest rate margins for the Initial Term Loans (as defined in the 2016 Credit Agreement due 2022) from (i) 3.75% to 2.50%, in the case of the Base Rate Loans (as defined in the 2016 Credit Agreement due 2022), and (ii) 4.75% to 3.50%, in the case of the Eurodollar Loans (as defined in the 2016 Credit Agreement due 2022). On February 17, 2017, we entered into the first amendment to our 2016 Credit Agreement due 2022, which also resulted in decreases in the applicable margins, but which, unlike the Second Amendment, did not include any changes in lender positions.

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

Interest on all loans under the 2016 Credit Agreement due 2022 is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement due 2022 on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 6.04% as of March 30, 2019, and was 5.84% at December 29, 2018.

We also pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit. As of March 30, 2019, there were $1.1 million in letters of credit outstanding and $38.9 million available under the revolver.

The 2016 Credit Agreement due 2022 contains a springing financial covenant that would apply if we draw in excess of twenty percent (20%) of the revolving facility commitment (excluding $7.5 million of undrawn letters of credit and letters of credit and draws thereunder that are cash collateralized at 105% of the stated amount thereof from such availability test). To the extent in effect, the springing financial covenant would prohibit us from exceeding a maximum first lien net leverage ratio (based on the ratio of total first lien (less unrestricted cash) debt to EBITDA) as of the last day of each applicable fiscal quarter. To the extent the springing financial covenant is in effect, the first lien net leverage ratio cannot exceed 4.25:1.00 as of the last day of the fiscal quarter ending on March 30, 2019 and 4.00:1.00 on the last date of each fiscal quarter ending thereafter. We were not required to test our first lien net leverage ratio for the quarter ending March 30, 2019 because we did not exceed 20% of our revolving capacity.

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

On September 18, 2018, we completed an underwritten, public offering of 7,000,000 shares of our common stock, at a public offering price of $23.00 per share (the “2018 Equity Issuance”).  The offering resulted in gross proceeds to the Company of $161.0 million. Net of an underwriting fee of $1.15 per share, net cash proceeds to the Company approximated $153.0 million. Contemporaneously with the 2018 Equity Issuance, we prepaid $152.0 million in borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022. On December 19, 2018, we voluntarily prepaid an additional $8.0 million in borrowings under the 2016 Credit Agreement due 2022. As of March 30, 2019, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $64.0 million, and accrued interest was $0.2 million.

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees and discount for the nine months ended March 30, 2019, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$12,361
Less: Amortization expense relating to 2016 Credit Agreement	(181)
Less: Amortization expense relating to 2018 Senior Notes	(246)

At end of period	$11,934

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of March 30, 2019, is as follows:

(in thousands)	Total
Remainder of 2019	$1,325
2020	1,913
2021	1,893
2022	1,353
2023	1,359
Thereafter	4,091

Total	$11,934

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $204.0 million since its inception in February 2016, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including the financing arrangement described as other debt, as of March 30, 2019, are as follows (at face value):

(in thousands)
Remainder of 2019	$87
2020	—
2021	—
2022	63,975
2023	—
Thereafter	315,000

Total	$379,062

Other Debt

In July 2017, we entered into a two-year financing arrangement for the purchase of an enterprise-wide software license relating to office productivity software. This financing arrangement requires 24 monthly payments of $26 thousand each. We estimated the value of this financing arrangement to be $590 thousand, using an imputed annual interest rate of 6.00%, which approximated our then borrowing rate under the 2016 Credit Agreement due 2022, a Level 3 input. At March 30, 2019, there was $87 thousand outstanding under this financing arrangement.

NOTE 10.  LEASES

We lease certain of our manufacturing facilities under operating leases. We also lease production equipment, vehicles, computer equipment, storage units and office equipment under operating leases. Our leases have remaining lease terms of 1 year to 9 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. All of our leases are operating leases.

The components of lease expense were as follows (in thousands):

Three Months Ended
March 30,
2019
Operating lease cost	$2,126

Other information relating to leases was as follows (in thousands, except percentages):

Three Months Ended
March 30,
2019
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,576)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-

Weighted average remaining lease term in years
Operating leases	4.63

Weighted average discount rate
Operating leases	6.2%

Future minimum lease payments under non-cancellable leases were as follows at March 30, 2019, and December 29, 2018 (in thousands):

	At	At
	March 30,	December 29,
	2019	2018
Remainder of 2019	$4,767	$6,343
2020	6,354	6,354
2021	4,748	4,748
2022	3,831	3,831
2023	3,801	3,801
Thereafter	17,885	17,885

Total future minimum lease payments	41,386	$42,962

Less: Imputed interest	(8,860)

Operating lease liability - total	$32,526

Reported as of March 30, 2019
Current portion of operating lease liability	$7,016
Operating lease liability, less current portion	25,510

Operating lease liability - total	$32,526

As of March 30, 2019, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2027. Lease expense prior to the adoption of ASU 2016-02 would have been $2.1 million for the three months ended March 30, 2019 and was $1.3 million for the three months ended March 31, 2018, and was $6.4 million for the year ended December 29, 2018.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Litigation

Our Company is a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of those proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or in the aggregate, will not have a material adverse effect on our operations, financial position or cash flows.

NOTE 12.  INCOME TAXES

Our income tax expense was $2.3 million for the first quarter of 2019, compared with $1.7 million for the first quarter of 2018. Our effective tax rate for the three months ended March 30, 2019, was 21.7%, and was 18.4% for the three months ended March 31, 2018.

Income tax expense in the three months ended March 30, 2019, and March 31, 2018, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $422 thousand and $613 thousand, respectively. Excluding this discrete item, the effective tax rates for the three months ended March 30, 2019, and March 31, 2018, would have been 25.7% and 25.2%, respectively.

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

During the three months ended March 30, 2019, we did not make any payments of estimated federal or state income taxes, nor did we receive any refunds of federal or state income taxes. The Internal Revenue Service provided tax relief relating to taxpayers in certain designated areas of Florida impacted by Hurricane Irma, which included all counties in Florida in which we operate. As a result, the deadline for remitting our required 2017 third quarter estimated payment for corporate income taxes, as well as the deadline for filing our 2016 fiscal year corporate income tax return, was extended to January 31, 2018. Therefore, in January 2018, we made an estimated Federal income tax payment totaling $9.0 million relating to the 2017 tax year.

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

During the three months ended March 30, 2019, or March 31, 2018, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts and notes receivable, and accounts payable, accrued liabilities and other debt, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement due 2022, as well as the 2018 Senior Notes due 2026, both classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2022 is based on debt with similar terms and characteristics and was approximately $63.8 million as of March 30, 2019, compared to a principal outstanding value of $64.0 million, and fair value of $63.2 million as of December 29, 2018, compared to a principal outstanding value of $64.0 million. The fair value of the recently issued 2018 Senior Notes due 2026 is also based on debt with similar terms and characteristics and was approximately $328.4 million as of March 30, 2019, compared to a principal outstanding value of $315.0 million, and the fair value was approximately $311.9 million as of December 29, 2018, compared to a principal outstanding value of $315.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions.

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

At March 30, 2019, the fair value of our aluminum forward contracts was in a net liability position of $2.6 million. We had 34 outstanding forward contracts for the purchase of 28.6 million pounds of aluminum through December 2019, at an average price of $0.96 per pound, which excludes the Midwest premium, with maturity dates of between one month and nine months. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of March 30, 2019.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of March 30, 2019, that we expect will be reclassified to earnings within the next twelve months, is approximately $2.6 million.

The fair value of our aluminum hedges are classified in the accompanying consolidated balance sheets as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	March 30, 2019		March 30, 2019
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$9	Accrued liabilities	$(2,616)
Aluminum forward contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$9	Total derivative liabilities	$(2,616)

The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive losses, net of tax, was $1.9 million as of March 30, 2019, and $3.1 million at December 29, 2018.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Three Months Ended			Three Months Ended
	March 30,	March 31,		March 30,	March 31,
	2019	2018		2019	2018
Aluminum contracts	$595	$(83)	Cost of sales	$(915)	$—

NOTE 15.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

Aluminum
Three months ended March 30, 2019	Forward
(in thousands)	Contracts
Balance at December 29, 2018	$(3,065)
Other comprehensive income	595
Amounts reclassified from other comprehensive loss	915
Tax effect	(386)
Net current-period other comprehensive income	1,124
Balance at March 30, 2019	$(1,941)

Aluminum
Three months ended March 31, 2018	Forward
(in thousands)	Contracts
Balance at December 30, 2017	$—
Other comprehensive loss	(83)
Tax effect	21
Net current-period other comprehensive loss	(62)
Balance at March 31, 2018	$(62)

NOTE 16. SEGMENTS

We have two reportable segments: the Southeast segment, and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of our sales in Florida, the core market of our Legacy business, as well as Alabama, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and the Caribbean. The Western reporting segment, also an operating segment, is composed of sales in the rest of the United States, along with Canada and Mexico. The operations of the Western reporting segment are composed primarily of the results of WWS and the results of the legacy operations of the Company in the west, which were immaterial in the three months ended March 31, 2018. While both of our operating segments have products, distribution methods and customers of a similar nature, we determined to not aggregate them due to the differences in their geographic markets. Therefore, our operating segments are also our reportable segments.

Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) from operations basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”), with oversight by the Board of Directors. Total asset information by segment is not included herein as asset information by segment is not presented to or reviewed by the CODM.

The following table represents summary financial data attributable to our operating segments for the three months ended March 30, 2019. Prior periods are not presented as the results of the Western segment are composed substantially of the results of WWS, which was acquired on August 13, 2018 (in thousands):

Three Months Ended
March 30,
2019
Net sales:
Southeast segment	$139,808
Western segment	33,929

Total net sales	$173,737

Income from operations:
Southeast segment	$14,810
Western segment	2,446

Total income from operations	17,256

Interest expense, net	6,714

Total income before income taxes	$10,542

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 29, 2018, included in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2019. All amounts herein are unaudited.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the matters set forth in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "forecast," "guidance," "intend," "could," "project," "estimate," "anticipate," "should," "plan" and similar terminology. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause our actual results to differ materially from those set forth in the forward-looking statements. Those risks and uncertainties that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

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

•	our level of indebtedness, which significantly increased in connection with the acquisition of Western Window Systems (the “Western Window Systems Acquisition”);
•	the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, the Western Window Systems Acquisition;
•

the risk that the anticipated cost savings, synergies, revenue enhancement strategies and other benefits expected from the Western Window Systems Acquisition may not be fully realized or may take longer to realize than expected or that our actual integration costs may exceed our estimates;

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
•

increases in bad debt owed to us by our customers in the event of a downturn in the home repair and remodel or new home construction channels in our core markets and our inability to collect such debt;

•

in addition to our Western Window Systems Acquisition, our ability to successfully integrate businesses we may acquire, or that any business we acquire in the future may not perform as we expected when we acquired it;

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

•	the other risks and uncertainties discussed under “Risk Factors” in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 29, 2018.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made and, except as may be required by law, we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances.

EXECUTIVE OVERVIEW

Sales and Operations

We reported another quarter of solid financial results, reflecting inclusion of the results of our WWS acquisition, and growth in our new construction channel. For the first quarter of 2019, we delivered sales of $173.7 million, which was a 24% increase over the first quarter of 2018. Net sales of our Southeast segment were $139.8 million in the first quarter of 2019. Net sales of our Western segment were $33.9 million in the first quarter of 2019, primarily composed of sales of our indoor/outdoor living products relating to the August 2018 acquisition of WWS, and sales of our legacy business into the west which are now classified as part of our Western business unit.

With the acquisition of Western Windows Systems, we believe we have positioned PGT Innovations as a national leader in the premium window and door space. The addition of Western Window Systems’ complementary footprint supports our strategic vision of expanding outside of Florida with niche products that allow us to maintain and strengthen our margin profile and helped us achieve more geographic and product diversity. Western Window Systems shares our commitment to developing innovative products and our continuous improvement culture that we believe drives operational excellence and profitability.

Our increased gross profit contributed to our solid operating performance in the first quarter of 2019 due to our increased ability to leverage fixed costs, which resulted in improved margins, as compared to last year’s first quarter. We used this leverage combined with manufacturing and operating efficiencies to deliver a 3.4 percentage-point increase in gross margin in this year’s first quarter compared to last year, from 31.9% in the first quarter of 2018, to 35.3% in the first quarter of 2019.

For the first quarter of 2019, we delivered a 17% increase in income before taxes, and net income per diluted share of $0.14, which was flat compared to last year’s first quarter net income per diluted share, despite a higher level of weighted-average outstanding shares as a result of our issuance of an additional 7,000,000 shares of our Company’s common stock (the Equity Issuance) in September 2018. We are pleased with these metrics for the first quarter, which we believe confirms our ability to profitably leverage our growth. Despite the slight decline in the repair and remodel market overlapping significant growth in the prior year period, we were able to deliver solid results in the first quarter of 2019 as compared to the prior year period.

Looking to the balance of 2019, we continue to expect to finish 2019 with consolidated sales in a range of $775 million to $800 million.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of operations as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 30,		March 31,
	2019		2018
	(unaudited)
Net sales	$173,737	100.0%	$140,253	100.0%
Cost of sales	112,467	64.7%	95,480	68.1%

Gross profit	61,270	35.3%	44,773	31.9%

Selling, general and administrative expenses	44,014	25.3%	28,657	20.4%

Income from operations	17,256	10.0%	16,116	11.5%

Interest expense, net	6,714	3.9%	4,043	2.9%
Debt extinguishment costs	—	—	3,079	2.2%

Income before income taxes	10,542	6.1%	8,994	6.4%

Income tax expense	2,285	1.3%	1,654	1.2%

Net income	$8,257	4.8%	$7,340	5.2%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 30, 2019 AND MARCH 31, 2018

Net sales

	Three Months Ended
	March 30, 2019	March 31, 2018
Total net sales	$173.7	$140.3

Net sales for the first quarter of 2019 were $173.7 million, a $33.5 million, or 23.9%, increase in sales, from $140.3 million in the first quarter of the prior year. Net sales of our Southeast segment were $139.8 million in the first quarter of 2019. Net sales of our Western segment were $33.9 million in the first quarter of 2019, primarily composed of our indoor/outdoor living products from our August 2018 acquisition of WWS, which had sales of $32.1 million in the first quarter of 2019, and sales of our legacy business into the west, which were not significant in the three months ended March 31, 2018.

Gross profit and gross margin

Gross profit was $61.3 million in the first quarter of 2019, an increase of $16.5 million, or 36.8%, from $44.8 million in the first quarter of 2018. The gross margin percentage was 35.3% in the first quarter of 2019, compared to 31.9% in the prior year first quarter, an increase of 3.4%. Gross margin improved in the first quarter of 2019 due primarily to the addition of WWS, which benefitted gross margin by 3.2%. The remaining increase was due to benefits from price increases and operating efficiencies in the first quarter of 2019 compared to the same period last year, which were partially offset by the unfavorable effects of a change in the mix of sales, as well as material cost increases in the first quarter of 2019 compared to the first quarter of 2019, which taken together resulted in a net benefit to gross margin of 0.2%.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $44.0 million in the first quarter of 2019, an increase of $15.3 million, from $28.7 million in the first quarter of 2018. SG&A in the first quarter of 2019 was 25.3% of net sales, compared to the first quarter of 2018 of 20.4% of net sales. The increase in SG&A is primarily the result of the inclusion of the SG&A expenses of WWS in the first quarter of 2019 as a result of the acquisition, which totaled $13.0 million, including $2.4 million in amortization of the amortizable intangible asset acquired in the acquisition. This represents approximately 38% of the total sales contribution of the Western segment of $33.9 million in the first quarter of 2019, which includes the sales of WWS.

This increase in SG&A spending is consistent with the higher level of sales, including higher distribution costs, and also includes higher personnel-related costs of approximately $0.6 million, as well as an increase in stock-based compensation expenses of $0.5 million in the first quarter of 2019, compared to the first quarter of last year. SG&A in the first quarter of 2019 also includes $0.7 million in additional costs relating to our WWS acquisition.

We record warranty costs as a selling expense within selling, general and administrative expenses. During the three months ended March 30, 2019, we recorded warranty expense at a rate of 1.6% of sales, which decreased when compared to the rate in the first quarter of 2018 of 1.7% of sales. We believe the trend of decreasing warranty expense as a percentage of sales is the result of our workforce becoming more seasoned through experience and training, as well as a change in our warranty profile on PGT-branded door glass components due to those components now being produced by one of our primary suppliers, who provides the warranty coverage.

Interest expense, net

Interest expense was $6.7 million in the first quarter of 2019, an increase of $2.7 million, or 66.1%, from $4.0 million in the first quarter of 2018. The increase in interest expense is due primarily to the issuance of the 2018 Senior Notes due 2026, composed of $315.0 million aggregate principal amount of 6.75% unsecured senior notes due 2026. The 2018 Senior Notes due 2026 carry a higher per-annum interest rate and have a higher principal amount outstanding than borrowings under the term loan portion of the 2016 Credit Agreement due 2022. This increase in interest expense was partially offset by the effect of the prepayment of $152.0 million in borrowings under the 2016 Credit Agreement due 2022 from the proceeds of the Equity Issuance in September 2018.

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

Income from operations

Income from operations was $17.3 million in the first quarter of 2019, an increase of $1.2 million, from $16.1 million in the first quarter of 2018. Income from operations in the first quarter of 2019 includes $14.8 million from our Southeast segment and $2.4 million from our Western segment, both after allocation of corporate operating costs. The increase in income from operations in the first quarter of 2019 compared to the first quarter of 2018 is a result of the higher level of gross profit in the first quarter of 2019 compared to the same period of last year, partially offset by higher SG&A, including higher amortization.

Income tax expense

Our income tax expense was $2.3 million for the first quarter of 2019, compared with $1.7 million for the first quarter of 2018. Our effective tax rate for the three months ended March 30, 2019, was 21.7%, and was 18.4% for the three months ended March 31, 2018.

Income tax expense in the three months ended March 30, 2019, and March 31, 2018, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $422 thousand and $613 thousand, respectively. Excluding this discrete item, the effective tax rates for the three months ended March 30, 2019, and March 31, 2018, would have been 25.7% and 25.2%, respectively.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first three months of 2019 was $0.9 million, compared to cash provided of $8.9 million in the first three months of 2018. The decrease in cash provided by operating activities for the first three months of 2019, as compared to the first three months of 2018, of $8.0 million, was due to the factors set forth in the table below.

Direct cash flows from operations for the first three months of 2019 and 2018 are as follows:

	Direct Operating Cash Flows
	Three Months Ended
	March 30,	March 31,
(in millions)	2019	2018
Collections from customers	$174.6	$136.3
Other collections of cash	2.3	1.6
Disbursements to vendors	(112.2)	(86.7)
Personnel related disbursements	(52.6)	(39.1)
Income taxes paid, net	-	(9.0)
Debt service payments	(11.3)	(4.3)
Cash received from Cardinal under the SA	-	10.0
Other cash activity, net	0.1	0.1

Cash from operations	$0.9	$8.9

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 42 days at March 30, 2019, compared to 39 days at March 31, 2018.

Inventory on hand as of March 30, 2019, was $48.0 million, compared to $44.7 million at December 29, 2018, an increase of $3.3 million. Inventory on hand as of March 30, 2019 includes $16.0 million of inventory relating to WWS.

We monitor and evaluate raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock. Because a significant portion of our products are made-to-order, we have only a small amount of work-in-process inventory. As a result of these factors, our inventories are not excessive, and we believe the value of such inventories will be realized through sales.

Investing activities. Cash used in investing activities was $8.3 million for the first three months of 2019, compared to cash used in investing activities of $6.6 million for the first three months of 2018. There was an increase in cash used in investing activities due to an increase in capital expenditures of $1.7 million, which went from $6.6 million in the first three months of 2018, to $8.3 million in the first three months of 2019. Proceeds from disposals of assets in the first three months of 2019 and 2018 were less than $0.1 million.

Financing activities. Cash used by financing activities was $0.4 million in the first three months of 2019, compared to cash used in financing activities of $2.2 million in the first three months of 2018, a decrease in cash used of $1.8 million. We made repayments of long-term debt of $0.1 million in the first three months of 2019, compared to $0.1 million in the first three months of 2018.

There were payments of financing costs totaling $1.7 million in the first three months of 2018, related to the Second Amendment. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $0.5 million in the first three months of 2019, versus $0.6 million in the first three months of 2018, a decrease in cash used of $0.1 million. Proceeds from the exercises of stock options were $0.2 million in the first three months of 2019, compared to $0.2 million in the first three months of 2018.

During the three months ended March 30, 2019, we did not make any payments of estimated federal or state income taxes, nor did we receive any refunds of federal or state income taxes. The Internal Revenue Service provided tax relief relating to taxpayers in certain designated areas of Florida impacted by Hurricane Irma, which included all counties in Florida in which we operate. As a result, the deadline for remitting our required 2017 third quarter estimated payment for corporate income taxes, as well as the deadline for filing our 2016 fiscal year corporate income tax return, was extended to January 31, 2018. Therefore, in January 2018, we made an estimated Federal income tax payment totaling $9.0 million relating to the 2017 tax year.

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

The offering resulted in gross proceeds to the Company of $161.0 million. Net of an underwriting fee of $1.15 per share, net cash proceeds to the Company approximated $153.0 million. We used $152.0 million of these proceeds to prepay borrowings outstanding under the term loan portion of the 2016 Credit Agreement. The remainder of the proceeds were used for working capital or general corporate purposes, including payment of offering expenses of approximately $0.4 million, classified as a reduction of additional paid-in capital.

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

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, which is being amortized under the effective interest method. See “Deferred Financing Costs” below. As of December 29, 2018, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $315.0 million, and accrued interest totaled $3.6 million.

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

On March 16, 2018, we entered into the Second Amendment, which, among other things, decreases the applicable interest rate margins for the Initial Term Loans (as defined in the 2016 Credit Agreement due 2022) from (i) 3.75% to 2.50%, in the case of the Base Rate Loans (as defined in the 2016 Credit Agreement due 2022), and (ii) 4.75% to 3.50%, in the case of the Eurodollar Loans (as defined in the 2016 Credit Agreement due 2022). On February 17, 2017, we entered into the first amendment to our 2016 Credit Agreement due 2022, which also resulted in decreases in the applicable margins, but which, unlike the Second Amendment, did not include any changes in lender positions.

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

Regarding the first amendment to the 2016 Credit Agreement due 2022, as described above, as there were no changes in lender positions, this action did not result in any modifications or extinguishments of debt. Therefore, there was no charge for debt extinguishment costs in 2017.

Interest on all loans under the 2016 Credit Agreement due 2022 is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement due 2022 on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 6.04% as of March 30, 2019, and was 5.84% at December 29, 2018.

We also pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit. As of March 30, 2019, there were $1.1 million of letters of credit outstanding and $38.9 million available under the revolver.

The 2016 Credit Agreement due 2022 contains a springing financial covenant that would apply if we draw in excess of twenty percent (20%) of the revolving facility commitment (excluding $7.5 million of undrawn letters of credit and letters of credit and draws thereunder that are cash collateralized at 105% of the stated amount thereof from such availability test). To the extent in effect, the springing financial covenant would prohibit us from exceeding a maximum first lien net leverage ratio (based on the ratio of total first lien (less unrestricted cash) debt to EBITDA) as of the last day of each applicable fiscal quarter. To the extent the springing financial covenant is in effect, the first lien net leverage ratio cannot exceed 4.25:1.00 as of the last day of the fiscal quarter ending on March 30, 2019 and 4.00:1.00 on the last date of each fiscal quarter ending thereafter. We were not required to test our first lien net leverage ratio for the quarter ending March 30, 2019 because we did not exceed 20% of our revolving capacity. We believe that our total net leverage ratio during the first quarter of 2019 has been, and during the remainder of 2019 will continue to be, in compliance with the 2016 Credit Agreement due 2022, and that we are in compliance with all covenants.

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

On September 18, 2018, contemporaneously with the 2018 Equity Issuance, we prepaid $152.0 million in borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022. On December 19, 2018, we voluntarily prepaid an additional $8.0 million in borrowings under the 2016 Credit Agreement due 2022. As of March 30, 2019, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $64.0 million, and accrued interest was $0.2 million.

Deferred Financing Costs

The activities relating to third-party fees and costs, lender fees and discount for the nine months ended March 30, 2019, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$12,361
Less: Amortization expense relating to 2016 Credit Agreement	(181)
Less: Amortization expense relating to 2018 Senior Notes	(246)

At end of period	$11,934

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of March 30, 2019, is as follows:

(in thousands)	Total
Remainder of 2019	$1,325
2020	1,913
2021	1,893
2022	1,353
2023	1,359
Thereafter	4,091

Total	$11,934

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $204.0 million since its inception in February 2016, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including the financing arrangement described as other debt, as of March 30, 2019, are as follows (at face value):

(in thousands)
Remainder of 2019	$87
2020	—
2021	—
2022	63,975
2023	—
Thereafter	315,000

Total	$379,062

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first three months of 2019, capital expenditures were $8.3 million, compared to $6.6 million for the first three months of 2018. In 2019, including the capital expenditures of WWS, we expect to spend approximately $32 to $38 million on capital expenditures. Our capital expenditure program is geared towards making investments in capital assets targeted at increasing both gross sales and margins, but also includes capital expenditures for maintenance capital.

Aluminum Forward Contracts. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. At March 30, 2019, the fair value of our aluminum forward contracts was in a net liability position of $2.6 million. We had 34 outstanding forward contracts for the purchase of 28.6 million pounds of aluminum through December 2019, at an average price of $0.96 per pound, which excludes the Midwest premium, with maturity dates of between one month and nine months. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of March 30, 2019.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of March 30, 2019, that we expect will be reclassified to earnings within the next twelve months, will be approximately $2.6 million.

Contractual Obligations

There have been no significant changes to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 29, 2018.

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

We identified our significant accounting policies in our Annual Report on Form 10-K for the year ended December 29, 2018. Except for the adoption of the guidance relating to leases pursuant to ASU 2016-02, there have been no changes to our critical accounting policies during the first three months of 2019.

Recently Issued Accounting Pronouncements

Fair Value Measurement Disclosures

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. The Company does not believe that the adoption of this guidance will have a significant impact on its fair value disclosures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process. As of March 30, 2019, we are covered for approximately 75% of our anticipated needs through December 2019 at an average price of $0.96 per pound.

Regarding our aluminum hedging instruments for the purchase of aluminum as of March 30, 2019, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $2.5 million. This calculation utilizes our actual commitment of 28.6 million pounds under contract (to be settled throughout December 2019) and the market price of aluminum as of March 30, 2019. This calculation is based only on the LME price of aluminum and excludes an estimate for the Midwest premium.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding with a variable rate as of the date of filing of this Quarterly Report on Form 10-Q, of $64.0 million, a 100 basis-point increase in interest rate would result in approximately $0.6 million of additional interest costs annually.

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

Changes in Internal Control over Financial Reporting.

During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we properly assessed the impact of the new accounting standards related to leases on our financial statements to facilitate its adoption on December 30, 2018 (the first day of our 2019 fiscal year, and the effective date of our adoption of ASU 2016-02). There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

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

ITEM 1A. RISK FACTORS

Our operations are subject to a number of risks. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, including the risk factors set forth in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 29, 2018. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter.

Issuer Purchases of Equity

None during the quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Employment Agreement between Sherri Baker and PGT Innovations, Inc., dated March 26, 2019 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2019, Registration Number 001-37971)

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

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT INNOVATIONS, INC.
(Registrant)

Date: May 2, 2019	/s/ Sherri Baker
Sherri Baker
Senior Vice President and Chief Financial Officer