Form 10-Q
period 2019-06-29
PGT Innovations, Inc.
filed 2019-08-01
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

Common Stock, $0.01 par value, outstanding was 58,585,669 shares, as of July 31, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PGTI	New York Stock Exchange, Inc.

PGT INNOVATIONS, INC.

TABLE OF CONTENTS

Form 10-Q for the Three and Six Months Ended June 29, 2019

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net sales	$198,570	$169,269	$372,307	$309,522
Cost of sales	125,630	109,322	238,097	204,802

Gross profit	72,940	59,947	134,210	104,720

Selling, general and administrative expenses	44,026	32,581	88,040	61,238
Gains on sales of assets under APA	—	(2,551)	—	(2,551)
Income from operations	28,914	29,917	46,170	46,033

Interest expense, net	6,756	3,609	13,470	7,652
Debt extinguishment costs	—	—	—	3,079

Income before income taxes	22,158	26,308	32,700	35,302

Income tax expense	5,113	3,760	7,398	5,414

Net income	$17,045	$22,548	$25,302	$29,888

Net income per common share:
Basic	$0.29	$0.45	$0.43	$0.60

Diluted	$0.29	$0.43	$0.43	$0.57

Weighted average shares outstanding:
Basic	58,394	50,317	58,264	50,087

Diluted	59,291	52,056	59,248	52,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net income	$17,045	$22,548	$25,302	$29,888

Other comprehensive income (loss) before tax:
Change in fair value of derivatives	(1,542)	(390)	(947)	(473)
Reclassification to earnings	1,223	(43)	2,138	(43)

Other comprehensive income (loss) before tax	(319)	(433)	1,191	(516)

Income tax benefit (expense) related to components of other comprehensive income (loss)	82	111	(304)	132

Other comprehensive income (loss), net of tax	(237)	(322)	887	(384)

Comprehensive income	$16,808	$22,226	$26,189	$29,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 29,	December 29,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$84,501	$52,650
Accounts receivable, net	76,667	80,717
Inventories	45,726	44,666
Contract assets, net	9,605	6,757
Prepaid expenses	3,931	2,863
Other current assets	9,923	7,908
Total current assets	230,353	195,561

Property, plant and equipment, net	119,757	115,707
Operating lease right-of-use asset, net	28,706	—
Intangible assets, net	263,788	271,818
Goodwill	277,773	277,827
Other assets, net	1,158	1,240

Total assets	$921,535	$862,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$70,477	$68,557
Current portion of long-term debt	9	163
Current portion of operating lease liability	6,429	—
Total current liabilities	76,915	68,720

Long-term debt, less current portion	367,475	366,614
Operating lease liability, less current portion	25,298	—
Deferred income taxes	23,062	22,758
Other liabilities	14,410	18,517

Total liabilities	507,160	476,609

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 61,501 and 60,729 shares issued and 58,536 and 58,082 shares outstanding at
June 29, 2019 and December 29, 2018, respectively	615	607
Additional paid-in-capital	412,295	409,661
Accumulated other comprehensive loss	(2,178)	(3,065)
Retained earnings (accumulated deficit)	16,402	(8,900)
Shareholders' equity	427,134	398,303
Less: Treasury stock at cost	(12,759)	(12,759)
Total shareholders' equity	414,375	385,544

Total liabilities and shareholders' equity	$921,535	$862,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 29,	June 30,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net income	$25,302	$29,888
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	9,143	6,131
Amortization	8,030	3,318
Amortization of operating lease right-of-use asset	2,527	—
Provision for allowance for doubtful accounts	967	412
Stock-based compensation	2,276	1,198
Amortization of deferred financing costs and debt discount	861	1,165
Debt extinguishment costs	—	3,079
Gains on sales of assets	(19)	(2,609)
Change in operating assets and liabilities:
Accounts receivable	(2,079)	(16,826)
Inventories	(1,060)	(3,152)
Contract assets, net, prepaid expenses, other current and other assets	(2,758)	(2,092)
Change in operating lease liability	1,002	-
Accounts payable, accrued and other liabilities	391	19,362

Net cash provided by operating activities	44,583	39,874

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,963)	(14,892)
Proceeds from sales of assets	19	5,820

Net cash used in investing activities	(12,944)	(9,072)

Cash flows from financing activities:
Payments of long-term debt	(154)	(146)
Payments of financing costs	—	(1,687)
Purchases of treasury stock relating to tax withholdings on employee equity awards	(505)	(638)
Proceeds from exercise of stock options	840	1,561
Proceeds from issuance of common stock under employee
stock purchase plan (ESPP)	31	11
Other	—	(9)

Net cash provided by (used in) financing activities	212	(908)

Net increase in cash and cash equivalents	31,851	29,894
Cash and cash equivalents at beginning of period	52,650	34,029
Cash and cash equivalents at end of period	$84,501	$63,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated	Retained
			Additional	Other	Earnings/
	Common stock		Paid-in	Comprehensive	(Accumulated	Treasury
	Shares	Amount	Capital	Loss	Deficit)	Stock	Total
THREE MONTHS ENDED JUNE 30, 2018
Balance at March 31, 2018	49,976,296	$526	$252,329	$(62)	$(55,493)	$(12,759)	$184,541
Vesting of restricted stock	34,699	—	—	—	—	—	—
Grants of restricted stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	684	—	—	—	684
Exercise of stock options	694,423	7	1,380	—	—	—	1,387
Common stock issued under ESPP	348	—	6	—	—	—	6
Net income	—	—	—	—	22,548	—	22,548
Other comprehensive loss	—	—	—	(322)	—	—	(322)
Balance at June 30, 2018	50,705,766	$533	$254,399	$(384)	$(32,945)	$(12,759)	$208,844

SIX MONTHS ENDED JUNE 30, 2018
Balance at December 30, 2017	49,805,338	$525	$252,275	$—	$(64,716)	$(12,759)	$175,325
Cumulative effect of change in accounting principle, net of tax effect of $647	—	—	—	—	1,883	—	1,883
Balance at December 30, 2017
- as adjusted	49,805,338	525	252,275	—	(62,833)	(12,759)	177,208
Vesting of restricted stock	151,174	—	—	—	—	—	—
Grants of restricted stock	—	1	(1)	—	—	—	—
Purchases of treasury stock	(32,439)	—	—	—	—	(638)	(638)
Retirement of treasury stock	—	(1)	(637)	—	—	638	—
Stock-based compensation	—	—	1,198	—	—	—	1,198
Exercise of stock options	780,972	8	1,553	—	—	—	1,561
Common stock issued under ESPP	721	—	11	—	—	—	11
Net income	—	—	—	—	29,888	—	29,888
Other comprehensive loss	—	—	—	(384)	—	—	(384)
Balance at June 30, 2018	50,705,766	$533	$254,399	$(384)	$(32,945)	$(12,759)	$208,844

THREE MONTHS ENDED JUNE 29, 2019
Balance at March 30, 2019	58,288,871	$613	$410,578	$(1,941)	$(643)	$(12,759)	$395,848
Vesting of restricted stock	30,456	—	—	—	—	—	—
Stock-based compensation	—	—	1,078	—	—	—	1,078
Exercise of stock options	215,260	2	625	—	—	—	627
Common stock issued under ESPP	1,082	—	14	—	—	—	14
Net income	—	—	—	—	17,045	—	17,045
Other comprehensive loss	—	—	—	(237)	—	—	(237)
Balance at June 29, 2019	58,535,669	$615	$412,295	$(2,178)	$16,402	$(12,759)	$414,375

SIX MONTHS ENDED JUNE 29, 2019
Balance at December 29, 2018	58,081,540	$607	$409,661	$(3,065)	$(8,900)	$(12,759)	$385,544
Vesting of restricted stock	164,226	—	—	—	—	—	—
Grants of restricted stock	—	5	(5)	—	—	—	—
Purchases of treasury stock	(34,240)	—	—	—	—	(505)	(505)
Retirement of treasury stock	—	—	(505)	—	—	505	—
Stock-based compensation	—	—	2,276	—	—	—	2,276
Exercise of stock options	322,000	3	837	—	—	—	840
Common stock issued under ESPP	2,143	—	31	—	—	—	31
Net income	—	—	—	—	25,302	—	25,302
Other comprehensive income	—	—	—	887	—	—	887
Balance at June 29, 2019	58,535,669	$615	$412,295	$(2,178)	$16,402	$(12,759)	$414,375

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

PGT Innovations, Inc. (“PGTI”, “we,” or the “Company”), formerly named PGT, Inc., is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and energy-efficient windows and doors designed to unify indoor/outdoor living spaces and offers a broad range of fully customizable window and door products. Products are sold through an authorized dealer and distributor network. The majority of our sales are to customers in the state of Florida, but we sell products to customers in many states. We also have sales in the Caribbean, Canada, and in South and Central America. With the acquisition of Western Window Systems (“WWS”), we have an increased level of sales in the western United States. See Note 6 for a discussion of this acquisition.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (NYSE) from the NASDAQ Global Market (NASDAQ), and began trading on the NYSE under its existing ticker symbol of “PGTI”. We have four manufacturing operations in Florida, and one in Arizona. Our manufacturing facilities in Florida include one in North Venice, two in the greater Miami area, and one in Orlando. Our Arizona operations are in Phoenix. Additionally, we have two glass tempering and laminating plants and one insulation glass plant, all located in North Venice.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period is not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of the Company’s fiscal quarters ended June 29, 2019, and June 30, 2018, consisted of 13 weeks.

The condensed consolidated balance sheet as of December 29, 2018, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 29, 2018, and the unaudited condensed consolidated financial statements as of and for the periods ended June 29, 2019, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 29, 2018, included in the Company’s most recent Annual Report on Form 10-K. Except for the adoption of the guidance relating to leases discussed below, the accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

Beginning in 2019, we concluded that we have two reportable segments: the Southeast segment, and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of our sales in Florida, the core market of our legacy business, as well as Alabama, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and the Caribbean. The Western reporting segment, also an operating segment, is composed of sales in the remainder of the United States, along with Canada and Mexico. While both of our operating segments have products, distribution methods and customers of a similar nature, we determined to not aggregate them due to the differences in their geographic markets. Therefore, our operating segments are our reportable segments. See Note 16 for segment disclosures.

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

The new standard was effective for us on December 30, 2018 (the first day of our 2019 fiscal year), with early adoption permitted. We adopted the new standard on this date, using the required modified retrospective transition approach, applying the new standard to all leases existing on the effective date. Consequently, financial information was not updated, and the disclosures required under the new standard will not be provided for dates and periods prior to December 30, 2018. As of the date of adoption, all of our leases were operating leases, and we have no financing leases as of June 29, 2019.

The new standard provided a number of optional practical expedients in transition. We elected the ”package of practical expedients”, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and direct costs, and implemented internal controls and additional lease accounting and tracking procedures to enable the preparation of financial information on adoption. We did not elect the use-of-hindsight practical expedient, or the practical expedient pertaining to land easements as it was not applicable to us.

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

This standard had a material effect on our consolidated balance sheet relating to the recognition of an operating lease right-of-use asset and operating lease liability for our real estate leases and related to new disclosures about our leasing activities. On adoption, we recognized an operating lease right-of-use asset of $31.3 million, and an operating lease liability of $33.7 million, based on the present value of the remaining minimum rental payments under prior leasing standards for existing operating leases. Calculation of the present value of the remaining minimum rental payments required the use of judgment relating to the selection of the discount rate applied to future lease payments. We used a weighted-average interest rate of 6.2%, which was based on a current trade rate for our 2018 Senior Notes due 2026. See Note 10 for additional information relating to our leases.

Leases Accounting Policy

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liability, and operating lease liability, less current portion, on our consolidated balance sheets. Should we engage in any finance leases in the future, finance leases would be included in property and equipment, other current liabilities, and other liabilities on our consolidated balance sheets.

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease right-of-use asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. Subsequently, in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU 2018-19 clarifies the codification and corrects unintended application of the guidance. ASU’s 2016-13 and 2018-19 are effective for us for our fiscal year beginning after December 15, 2019. We do not believe that the adoption of this guidance will have a significant impact on our consolidated financial statements.

In the ordinary course of business, we extend credit to qualified dealers and distributors, generally on a non-collateralized basis. The Company maintains an allowance for doubtful accounts which is based on management’s assessments of the amount which may become uncollectible in the future and is determined through consideration of our write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions. Uncollectible accounts are written off after repeated attempts to collect from the customer have been unsuccessful. As of June 29, 2019, and December 29, 2018, the allowance for doubtful accounts was $3.1 million and $2.8 million, respectively.

NOTE 2.  REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

Revenue Recognition Accounting Policy

The Company is a manufacturer of fully customized windows and doors, and manufactures products based on design specifications, measurements, colors, finishes, framing materials, glass-types, and other options selected by the customer at the point in time an order is received from the customer. The Company has an enforceable right to payment at the time an order is received and accepted at the agreed-upon sales prices contained in our agreements with our customers for all manufacturing efforts expended by the Company on behalf of its customers. Due to the customized build-to-order nature of the Company’s products, the Company’s assessment is that the substantial portion of its finished goods and certain unused glass components have no alternative use, and that control of these products and components passes to the customer over time during the manufacturing of the products in an order, or upon our receipt of certain pre-cut glass components from our supplier attributed to specific customer orders.

Based on these factors, the Company recognizes a substantial portion of revenue over time during the manufacturing process once customization begins, and for certain unused glass components on hand, at the end of a reporting period. Revenue on work-in-process at the end of a reporting period is recognized in proportion to costs incurred to total estimated cost of the product being manufactured. Except for the Western segment’s volume products, discussed in the section titled Disaggregation of Revenue from Contracts with Customers below, revenue recognized at a point in time is immaterial.

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, beginning in 2019, we determined that we have two reportable segments: our Southeast business unit and our Western business unit. See Note 16 for more information. Net sales of the Western business unit for the three and six months ended June 30, 2018 are not presented as they were immaterial. The following tables provide information about our net sales by product category and by market for the three and six months ended June 29, 2019, by segment, and for the three and six months ended June 30, 2018 (dollars in millions):

	Segments
Three Months Ended June 29, 2019	Southeast	Western	Total
Product category:
Impact-resistant window and door products	$141.8	$1.3	$143.1
Non-impact window and door products	16.5	39.0	55.5

Total net sales	$158.3	$40.3	$198.6

Market:
New construction	$60.5	$37.1	$97.6
Repair and remodel	97.8	3.2	101.0

Total net sales	$158.3	$40.3	$198.6

Three Months Ended June 30, 2018	Total
Product category:
Impact-resistant window and door products	$146.8
Non-impact window and door products	22.5

Total net sales	$169.3

Market:
New construction	$59.7
Repair and remodel	109.6

Total net sales	$169.3

	Segments
Six Months Ended June 29, 2019	Southeast	Western	Total
Product category:
Impact-resistant window and door products	$262.5	$2.1	$264.6
Non-impact window and door products	35.6	72.1	107.7

Total net sales	$298.1	$74.2	$372.3

Market:
New construction	$116.7	$69.2	$185.9
Repair and remodel	181.4	5.0	186.4

Total net sales	$298.1	$74.2	$372.3

Six Months Ended June 30, 2018	Total
Product category:
Impact-resistant window and door products	$267.3
Non-impact window and door products	42.2

Total net sales	$309.5

Market:
New construction	$111.3
Repair and remodel	198.2

Total net sales	$309.5

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer, and collectability is reasonably assured. For the three and six months ended June 29, 2019, the Western segment’s net sales of its volume products were $15.0 million and $26.8 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At June 29, 2019, and December 29, 2018, those contract liabilities totaled $10.6 million and $8.3 million, respectively, of which $9.7 million and $7.8 million, respectively, are classified within accrued liabilities, and $0.9 million and $0.5 million, respectively, are classified within contract assets, net, in the accompanying condensed consolidated balance sheets at June 29, 2019, and December 29, 2018.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at December 29, 2018 were satisfied in the first quarter of 2019, and contract assets at December 29, 2018 were transferred to accounts receivable in the first quarter of 2019. Contract liabilities at June 29, 2019 represents cash received during the three-month period ended June 29, 2019, excluding amounts recognized as revenue during that period. Contract assets at June 29, 2019 represents revenue recognized during the three-month period ended June 29, 2019, excluding amounts transferred to accounts receivable during that period.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue as the performance obligation is satisfied. Our contracts with our customers generally represent an approved purchase order, which is typically accounted for as a single performance obligation. In situations when our contract includes distinct goods that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct goods. We allocate the contract’s transaction price to each distinct performance obligation based on the estimated relative standalone selling price of each distinct good. Observable standalone sales are used to determine the standalone selling price.

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our standard products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of June 29, 2019 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

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

During the three months ended June 29, 2019, we recorded warranty expense at a rate of approximately 1.6% of sales, which decreased from the rate in the second quarter of 2018 of 1.7% of sales. During the six months ended June 29, 2019, we recorded warranty expense at a rate of approximately 1.6% of sales, which decreased from the rate in the first half of 2018 of 1.7% of sales.

The following table summarizes: current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three and six months ended June 29, 2019, and June 30, 2018. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

	Beginning	Charged			End of
Accrued Warranty	of Period	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended June 29, 2019	$5,981	$3,175	$180	$(3,356)	$5,980

Three months ended June 30, 2018	$5,323	$2,851	$(98)	$(2,708)	$5,368

Six months ended June 29, 2019	$6,149	$5,995	$208	$(6,372)	$5,980

Six months ended June 30, 2018	$5,386	$5,217	$(208)	$(5,027)	$5,368

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

	June 29,	December 29,
	2019	2018
	(in thousands)
Raw materials	$41,386	$42,036
Work-in-progress	3,729	2,278
Finished goods	611	352

	$45,726	$44,666

NOTE 5.  STOCK BASED-COMPENSATION

Exercises

For the three months ended June 29, 2019, there were 215,260 options exercised at a weighted average exercise price of $2.91 per share. For the six months ended June 29, 2019, there were 322,000 options exercised at a weighted average exercise price of $2.61 per share.

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

On May 22, 2019, we granted a total of 37,000 restricted stock awards to the eight non-management members of the board of directors of the Company relating to their annual compensation for service on the board. The restricted stock awards have a fair value on date of grant of $15.35 per share based on the closing New York Stock Exchange market price of the common stock on the day prior to the day the awards were granted. The restrictions on these stock awards lapse based solely on continued service on the first anniversary date of the grant.

Stock Compensation Expense

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $1.1 million for the three months ended June 29, 2019, and $0.7 million for the three-month period ended June 30, 2018. We recorded compensation expense for stock-based awards of $2.3 million for the six months ended June 29, 2019, and $1.2 million for the six months ended June 30, 2018. As of June 29, 2019, there was $4.7 million of total unrecognized compensation cost related primarily to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.7 years at June 29, 2019.

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

The estimated fair value of assets acquired, and liabilities assumed as of the closing date, are as follows:

	Initial Allocation	Adjustments to Allocation	Current Allocation
Accounts and notes receivable	$7,555	$(217)	$7,338
Inventories	12,580	—	12,580
Contract assets, net	890	—	890
Prepaid expenses and other assets	1,190	—	1,190
Property and equipment	16,416	(447)	15,969
Intangible assets	167,000	—	167,000
Goodwill	164,379	5,335	169,714
Accounts payable	(5,622)	—	(5,622)
Accrued and other liabilities	(9,175)	53	(9,122)
Deferred income taxes	—	(5,353)	(5,353)
Purchase price	$355,213	$(629)	$354,584

Consideration:
Cash	$355,213	$(629)	$354,584
Total fair value of consideration	$355,213	$(629)	$354,584

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

The WWS Acquisition included its then-existing subsidiary, WWS Blocker LLC (Blocker). Blocker was a single-purpose U.S. tax blocker which held an 18.06% ownership percentage of the combined ownership of WWS, and for which that portion of the fair value of assets acquired and liabilities assumed in the WWS Acquisition was not eligible for a step-up in basis. As a result, we recorded a preliminary net deferred tax liability of $5.4 million in the WWS Acquisition, primarily relating to the fair value of the acquired identifiable indefinite-lived and amortizable intangible assets. This amount is subject to change pending finalization of the purchase price allocation for tax purposes. Subsequent to the acquisition, Blocker was merged out of existence.

We incurred acquisition costs totaling $4.4 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the WWS Acquisition, which includes $0.7 million in additional costs in the first quarter of 2019, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 29, 2019. We began incurring these costs in the second quarter of 2018.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, has been preliminarily determined to be $169.7 million, of which we estimate $139.5 million is expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through additional sales channel opportunities as well as penetration of a new geographic market with enhanced opportunities for cross-selling of our multiple brands in all markets. If our preliminary value of assets and liabilities changes, there will be an equal and offsetting change to the recorded goodwill.

The purchase agreement relating to the WWS Acquisition (PA) has a post-closing working capital calculation whereby we were required to prepare, and which we delivered to the sellers, a final statement of purchase price, including our calculation of actual net working capital as of the closing date. The calculation resulted in a net decrease in purchase price of $0.6 million.

No net sales or earnings are included in the accompanying condensed consolidated statements of operations for the three or six months ended June 30, 2018, as the WWS Acquisition was effective on August 13, 2018.

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

There were 4 thousand anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three months ended June 29, 2019, and none for the three months ended June 30, 2018. There were 254 thousand anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the six months ended June 29, 2019, and none for the six months ended June 30, 2018.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net income	$17,045	$22,548	$25,302	$29,888

Weighted-average common shares - Basic	58,394	50,317	58,264	50,087
Add: Dilutive effect of stock compensation plans	897	1,739	984	1,936

Weighted-average common shares - Diluted	59,291	52,056	59,248	52,023

Net income per common share:
Basic	$0.29	$0.45	$0.43	$0.60

Diluted	$0.29	$0.43	$0.43	$0.57

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets are as follows:

			Initial
	June 29,	December 29,	Useful Life
	2019	2018	(in years)
	(in thousands)
Goodwill	$277,773	$277,827	indefinite

Other intangible assets:
Trade names	$148,841	$148,841	indefinite

Customer relationships	200,647	200,647	3-10
Developed technology	3,000	3,000	9-10
Non-compete agreement	1,668	1,668	2-5
Software license	590	590	2
Less: Accumulated amortization	(90,958)	(82,928)

Subtotal	114,947	122,977

Other intangible assets, net	$263,788	$271,818

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2019	$7,800
2020	15,859
2021	15,374
2022	14,515
2023	12,354
Thereafter	49,045

Total	$114,947

NOTE 9.  LONG-TERM DEBT

	June 29,	December 29,
	2019	2018
	(in thousands)
2018 Senior Notes due 2026	$315,000	$315,000

Term loan payable under the 2016 Credit Agreement	63,975	63,975

Other debt	9	163

Long-term debt	378,984	379,138

Fees, costs and original issue discount	(11,500)	(12,361)

Long-term debt, net	367,484	366,777

Less current portion of long-term debt	(9)	(163)

Long-term debt, less current portion	$367,475	$366,614

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

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, which is being amortized under the effective interest method. See “Deferred Financing Costs” below. As of June 29, 2019, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $315.0 million, and accrued interest totaled $9.0 million.

The indenture for the 2018 Senior Notes due 2026 gives us the option to redeem some or all of the 2018 Senior Notes due 2026 at the redemption prices and on the terms specified in the indenture governing the 2018 Senior Notes due 2026. The indenture governing the 2018 Senior Notes due 2026 does not require us to make any mandatory redemptions or sinking fund payments. However, upon the occurrence of a change of control, as defined in the indenture, the Company is required to offer to repurchase the notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

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

Interest on all loans under the 2016 Credit Agreement due 2022 is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement due 2022 on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 5.87% as of June 29, 2019, and was 5.84% at December 29, 2018.

We also pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit. As of June 29, 2019, there were $2.1 million in letters of credit outstanding and $37.9 million available under the revolver.

The 2016 Credit Agreement due 2022 contains a springing financial covenant that would apply if we draw in excess of twenty percent (20%) of the revolving facility commitment (excluding $7.5 million of undrawn letters of credit and letters of credit and draws thereunder that are cash collateralized at 105% of the stated amount thereof from such availability test). To the extent in effect, the springing financial covenant would prohibit us from exceeding a maximum first lien net leverage ratio (based on the ratio of total first lien (less unrestricted cash) debt to EBITDA) as of the last day of each applicable fiscal quarter. To the extent the springing financial covenant is in effect, the first lien net leverage ratio cannot exceed 4.00:1.00 as of the last day of the fiscal quarter ending on June 29, 2019. We were not required to test our first lien net leverage ratio for the quarter ending June 29, 2019 because we did not exceed 20% of our revolving capacity.

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

On September 18, 2018, we completed an underwritten, public offering of 7,000,000 shares of our common stock, at a public offering price of $23.00 per share (the “2018 Equity Issuance”).  The offering resulted in gross proceeds to the Company of $161.0 million. Net of an underwriting fee of $1.15 per share, net cash proceeds to the Company approximated $153.0 million. Contemporaneously with the 2018 Equity Issuance, we prepaid $152.0 million in borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022. On December 19, 2018, we voluntarily prepaid an additional $8.0 million in borrowings under the 2016 Credit Agreement due 2022. As of June 29, 2019, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $64.0 million, and accrued interest was $0.6 million.

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees and discount for the six months ended June 29, 2019, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$12,361
Less: Amortization expense relating to 2016 Credit Agreement	(365)
Less: Amortization expense relating to 2018 Senior Notes	(496)

At end of period	$11,500

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of June 29, 2019, is as follows:

(in thousands)	Total
Remainder of 2019	$891
2020	1,913
2021	1,893
2022	1,353
2023	1,359
Thereafter	4,091

Total	$11,500

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $204.0 million since its inception in February 2016, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including the remaining balance of the financing arrangement described as other debt, as of June 29, 2019, are as follows (at face value):

(in thousands)
Remainder of 2019	$9
2020	—
2021	—
2022	63,975
2023	—
Thereafter	315,000

Total	$378,984

Other Debt

In July 2017, we entered into a two-year financing arrangement for the purchase of an enterprise-wide software license relating to office productivity software. This financing arrangement requires 24 monthly payments of $26 thousand each. We estimated the value of this financing arrangement to be $590 thousand, using an imputed annual interest rate of 6.00%, which approximated our then borrowing rate under the 2016 Credit Agreement due 2022, a Level 3 input. At June 29, 2019, there was $9 thousand, and at December 29, 2018, there was $163 thousand, outstanding under this financing arrangement.

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

The components of lease expense for the three and six months ended June 29, 2019, are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 29,	June 29,
	2019	2019

Operating lease cost	$1,408	$2,960
Variable lease cost	758	1,332
Total lease cost	$2,166	$4,292

Other information relating to leases for the three and six months ended June 29, 2019, are as follows (in thousands, except years and percentages):

	Three Months Ended	Six Months Ended
	June 29,	June 29,
	2019	2019
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(1,384)	$(2,960)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted average remaining lease term in years
Operating leases	4.38	4.38

Weighted average discount rate
Operating leases	6.2%	6.2%

Future minimum lease payments under non-cancellable leases were as follows at June 29, 2019, and December 29, 2018 (in thousands):

	June 29,	December 29,
	2019	2018
Remainder of 2019	$3,383	$6,343
2020	6,354	6,354
2021	4,748	4,748
2022	3,831	3,831
2023	3,801	3,801
Thereafter	17,885	17,885

Total future minimum lease payments	40,002	$42,962

Less: Imputed interest	(8,275)

Operating lease liability - total	$31,727

Reported as of June 29, 2019
Current portion of operating lease liability	$6,429
Operating lease liability, less current portion	25,298

Operating lease liability - total	$31,727

As of June 29, 2019, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2027. Lease expense prior to the adoption of ASU 2016-02 would have been $2.2 million for the three months ended, and $4.3 million for the six months ended June 29, 2019 and was $1.7 million for the three months ended, and $3.0 million for the six months ended June 30, 2018. Lease expense was $6.4 million for the year ended December 29, 2018.

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

NOTE 12.  INCOME TAXES

Our income tax expense was $5.1 million for the three months ended June 29, 2019, compared with $3.8 million for the three months ended June 30, 2018. Our effective tax rate for the three months ended June 29, 2019, was 23.1%, and was 14.3% for the three months ended June 30, 2018. Our income tax expense was $7.4 million for the six months ended June 29, 2019, compared with $5.4 million for the six months ended June 30, 2018. Our effective tax rate for the six months ended June 29, 2019, was 22.6%, and was 15.3% for the six months ended June 30, 2018.

Income tax expense in the three months ended June 29, 2019, and June 30, 2018, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $573 thousand and $3.0 million, respectively. Excluding this discrete item, the effective tax rates for the three months ended June 29, 2019, and June 30, 2018, would have been 25.7% and 25.8%, respectively. Income tax expense in the six months ended June 29, 2019, and June 30, 2018, includes excess tax benefits totaling $1.0 million and $3.6 million, respectively. Excluding this discrete item, the effective tax rates for the six months ended June 29, 2019, and June 30, 2018, would have been 25.7% and 25.6%, respectively.

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

During the six months ended June 29, 2019, we made payments of estimated federal and state income taxes of $6.5 million. We received no refunds of federal or state income taxes in the first half of 2019. The Internal Revenue Service provided tax relief relating to taxpayers in certain designated areas of Florida impacted by Hurricane Irma, which included all counties in Florida in which we operate. As a result, the deadline for remitting our required 2017 third quarter estimated payment for corporate income taxes, as well as the deadline for filing our 2016 fiscal year corporate income tax return, was extended to January 31, 2018. Therefore, in January 2018, we made an estimated Federal income tax payment totaling $9.0 million relating to the 2017 tax year.

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

During the three or six months ended June 29, 2019, or June 30, 2018, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts and notes receivable, and accounts payable, accrued liabilities and other debt, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement due 2022, as well as the 2018 Senior Notes due 2026, both classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2022 is based on debt with similar terms and characteristics and was approximately $64.0 million as of June 29, 2019, compared to a principal outstanding value of $64.0 million, and fair value of $63.2 million as of December 29, 2018, compared to a principal outstanding value of $64.0 million. The fair value of the 2018 Senior Notes due 2026 is also based on debt with similar terms and characteristics and was approximately $335.1 million as of June 29, 2019, compared to a principal outstanding value of $315.0 million, and the fair value was approximately $311.9 million as of December 29, 2018, compared to a principal outstanding value of $315.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions.

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

At June 29, 2019, the fair value of our aluminum forward contracts was in a net liability position of $2.9 million. We had 32 outstanding forward contracts for the purchase of 28.0 million pounds of aluminum through June 2020, at an average price of $0.93 per pound, which excludes the Midwest premium, with maturity dates of between one month and twelve months. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of June 29, 2019.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of June 29, 2019, that we expect will be reclassified to earnings within the next twelve months, is approximately $2.9 million.

The fair value of our aluminum hedges are classified in the accompanying consolidated balance sheets at June 29, 2019, and December 29, 2018, as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	June 29, 2019		June 29, 2019
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$19	Accrued liabilities	$(2,946)
Aluminum forward contracts	Other assets	2	Other liabilities	(2)
Total derivative instruments	Total derivative assets	$21	Total derivative liabilities	$(2,948)

	Derivative Assets		Derivative Liabilities
	December 29, 2018		December 29, 2018
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$—	Accrued liabilities	$(3,907)
Aluminum forward contracts	Other assets	—	Other liabilities	(211)
Total derivative instruments	Total derivative assets	$—	Total derivative liabilities	$(4,118)

The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive losses, net of tax, was $2.2 million as of June 29, 2019, and $3.1 million at December 29, 2018.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three and six months ended June 29, 2019, and June 30, 2018 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Three Months Ended			Three Months Ended
	June 29,	June 30,		June 29,	June 30,
	2019	2018		2019	2018

Aluminum contracts	$(1,542)	$(390)	Cost of sales	$(1,223)	$43

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Six Months Ended			Six Months Ended
	June 29,	June 30,		June 29,	June 30,
	2019	2018		2019	2018

Aluminum contracts	$(947)	$(473)	Cost of sales	$(2,138)	$43

NOTE 15.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three and six months ended June 29, 2019 and June 30, 2018 (in thousands):

Aluminum
Three months ended June 29, 2019	Forward
(in thousands)	Contracts
Balance at March 30, 2019	$(1,941)
Change in fair value of derivatives	(1,542)
Amounts reclassified from other comprehensive loss	1,223
Tax effect	82
Net current-period other comprehensive loss	(237)
Balance at June 29, 2019	$(2,178)

Aluminum
Six months ended June 29, 2019	Forward
(in thousands)	Contracts
Balance at December 29, 2018	$(3,065)
Change in fair value of derivatives	(947)
Amounts reclassified from other comprehensive loss	2,138
Tax effect	(304)
Net current-period other comprehensive income	887
Balance at June 29, 2019	$(2,178)

Aluminum
Three months ended June 30, 2018	Forward
(in thousands)	Contracts
Balance at March 31, 2018	$(62)
Change in fair value of derivatives	(390)
Amounts reclassified from other comprehensive loss	(43)
Tax effect	111
Net current-period other comprehensive loss	(322)
Balance at June 30, 2018	$(384)

Aluminum
Six months ended June 30, 2018	Forward
(in thousands)	Contracts
Balance at December 30, 2017	$-
Change in fair value of derivatives	(473)
Amounts reclassified from other comprehensive loss	(43)
Tax effect	132
Net current-period other comprehensive loss	(384)
Balance at June 30, 2018	$(384)

NOTE 16. SEGMENTS

We have two reportable segments: the Southeast segment, and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of our sales in Florida, the core market of our legacy business, as well as Alabama, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and the Caribbean. The Western reporting segment, also an operating segment, is composed of sales in the remainder of the United States, along with Canada and Mexico. The operations of the Western reporting segment are composed primarily of the results of WWS and the results of the legacy operations of the Company in the west. Net sales of the Western segment for the three and six months ended June 30, 2018 were approximately $4 million and $7 million, respectively. Income from operations of the Western segment for the three and six months ended June 30, 2018 were not significant. While both of our operating segments have products, distribution methods and customers of a similar nature, we determined to not aggregate them due to the differences in their geographic markets. Therefore, our operating segments are also our reportable segments.

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

The following table represents summary financial data attributable to our operating segments for the three and six months ended June 29, 2019. Prior periods are not presented as the results of the Western segment are composed substantially of the results of WWS, which was acquired on August 13, 2018. (in thousands):

	Three Months Ended	Six Months Ended
	June 29,	June 29,
	2019	2019
Net sales:
Southeast segment	$158,251	$298,058
Western segment	40,319	74,249

Total net sales	$198,570	$372,307

Income from operations:
Southeast segment	$23,526	$38,336
Western segment	5,388	7,834

Total income from operations	28,914	46,170

Interest expense, net	6,756	13,470

Total income before income taxes	$22,158	$32,700

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
•

increases in bad debt owed to us by our customers in the event of a downturn in the home repair and remodel or new home construction businesses in our core markets and our inability to collect such debt;

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

Any forward-looking statements made by us or on our behalf, including our full-year guidance range for 2019, and sales initiatives we are currently working on to supplement future growth in 2020, speak only as of the date they are made and, except as may be required by law, we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances.

EXECUTIVE OVERVIEW

Sales and Operations

We reported another quarter of solid financial results, reflecting inclusion of the results of our WWS acquisition, and growth in our new construction market, which was offset in part by a reduction in sales of our legacy business into the repair and remodel market. For the second quarter of 2019, we delivered sales of $198.6 million, which was a 17% increase over the second quarter of 2018. Net sales of our Southeast segment were $158.3 million in the second quarter of 2019. Net sales of our Western segment were $40.3 million in the second quarter of 2019, primarily composed of sales of our indoor/outdoor living products relating to the August 2018 acquisition of WWS, and sales of our legacy business into the west which are now classified as part of our Western business unit.

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

Our increased gross profit contributed to our solid operating performance in the second quarter of 2019 due to our increased ability to leverage fixed costs, which resulted in improved margins, as compared to last year’s second quarter. We used this leverage combined with manufacturing and operating efficiencies to deliver a 1.3 percentage-point increase in gross margin in this year’s second quarter compared to last year, from 35.4% in the second quarter of 2018, to 36.7% in the second quarter of 2019.

Net income per diluted share of $0.29, which was down $0.14 compared to last year’s second quarter, was impacted by a higher level of weighted-average outstanding shares as a result of our issuance of an additional 7,000,000 shares of our Company’s common stock (“Equity Issuance”) in September 2018, as well as the inclusion of the gains on sales of assets in the 2018 second quarter under an asset purchase agreement (“APA”) we had with a key supply-chain partner, Cardinal LG (“Cardinal”), which totaled $2.6 million, and excess tax benefits of $3.0 million in the second quarter of 2018 due to an unusually high level of option exercises. We are pleased with these metrics for the second quarter, which we believe confirms our ability to profitably leverage our growth. Despite the decline in the repair and remodel market overlapping significant growth in the prior year period, we were able to deliver solid results in the second quarter of 2019 as compared to the prior year period.

We are lowering our full-year guidance range on consolidated net sales to $740 million to $765 million. This adjustment is primarily a result of market demand in the repair and remodel market being lighter than expected in 2019. However, we are currently working on sales initiatives to supplement future growth in 2020.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of operations as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 29,		June 30,
	2019		2018
	(unaudited)
Net sales	$198,570	100.0%	$169,269	100.0%
Cost of sales	125,630	63.3%	109,322	64.6%

Gross profit	72,940	36.7%	59,947	35.4%

Selling, general and administrative expenses	44,026	22.2%	32,581	19.2%
Gains on sales of assets under APA	-	-	(2,551)	(1.5)%

Income from operations	28,914	14.6%	29,917	17.7%

Interest expense, net	6,756	3.4%	3,609	2.1%

Income before income taxes	22,158	11.2%	26,308	15.5%

Income tax expense	5,113	2.6%	3,760	2.2%

Net income	$17,045	8.6%	$22,548	13.3%

	Six Months Ended
	June 29,		June 30,
	2019		2018
	(unaudited)
Net sales	$372,307	100.0%	$309,522	100.0%
Cost of sales	238,097	64.0%	204,802	66.2%

Gross profit	134,210	36.0%	104,720	33.8%

Selling, general and administrative expenses	88,040	23.6%	61,238	19.8%
Gains on sales of assets under APA	-	-	(2,551)	(0.8)%

Income from operations	46,170	12.4%	46,033	14.9%

Interest expense, net	13,470	3.6%	7,652	2.5%
Debt extinguishment costs	-	-	3,079	1.0%

Income before income taxes	32,700	8.8%	35,302	11.4%

Income tax expense	7,398	2.0%	5,414	1.7%

Net income	$25,302	6.8%	$29,888	9.7%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 29, 2019 AND JUNE 30, 2018

Net sales

	Three Months Ended
	June 29, 2019	June 30, 2018
	Sales	Sales

Total net sales	$198.6	$169.3

Net sales for the second quarter of 2019 were $198.6 million, a $29.3 million, or 17.3%, increase in sales, from $169.3 million in the second quarter of the prior year. Net sales of our Southeast segment were $158.3 million in the second quarter of 2019. Net sales of our Western segment were $40.3 million in the second quarter of 2019, primarily composed of our indoor/outdoor living products from our August 2018 acquisition of WWS, which had sales of $37.1 million in the second quarter of 2019, and sales of our legacy business into the west, which were approximately $4 million in the three months ended June 30, 2018.

The increase in net sales for the second quarter of 2019 of $29.3 million was driven by the inclusion of the sales of $37.1 million from our WWS acquisition, partially offset by a decline in sales into the repair and remodel market of our legacy PGT business.

Gross profit and gross margin

Gross profit was $72.9 million in the second quarter of 2019, an increase of $13.0 million, or 21.7%, from $59.9 million in the second quarter of 2018. The gross margin percentage was 36.7% in the second quarter of 2019, compared to 35.4% in the prior year second quarter, an increase of 1.3%. Gross margin improved in the second quarter of 2019 due primarily to the addition of WWS, which benefitted gross margin by 2.5%. Increases in gross margin due to benefits from price increases, which benefitted gross margin by 1.3%, and operating efficiencies, which benefitted gross margin by 0.2%, in the second quarter of 2019 compared to the same period last year, were offset by the unfavorable effects of a change in the mix of sales, which negatively impacted gross margin by 1.0%, lower gross margin on volume, which impacted gross margin by 0.8%, and other items taken together, including the effects of classification changes in the 2019 second quarter, which resulted in a decrease to gross margin of 0.9%.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $44.0 million in the second quarter of 2019, an increase of $11.4 million, from $32.6 million in the second quarter of 2018. SG&A in the second quarter of 2019 was 22.2% of net sales, compared to the second quarter of 2018 of 19.2% of net sales. The increase in SG&A is primarily the result of the inclusion of the SG&A expenses of WWS in the second quarter of 2019 as a result of the acquisition, which totaled $11.9 million, including $2.4 million in amortization of the amortizable intangible asset acquired in the acquisition. This represents approximately 30% of the total sales contribution of the Western segment of $40.3 million in the second quarter of 2019, which includes the sales of WWS. The increase in SG&A is also the result of an unusually high level of bad debt expense recorded in the second quarter of 2019 totaling $1.2 million. These increases were offset by a decrease of $1.0 million related to WWS acquisition fees in the 2018 second quarter, which did not recur in the second quarter of 2019.

We record warranty costs as a selling expense within selling, general and administrative expenses. During the three months ended June 29, 2019, we recorded warranty expense at a rate of 1.6% of sales, which decreased when compared to the rate in the second quarter of 2018 of 1.7% of sales. We believe the trend of decreasing warranty expense as a percentage of sales is the result of our workforce becoming more seasoned through experience and training, as well as a change in our warranty profile on PGT-branded door glass components due to those components now being produced by one of our primary suppliers, who provides the warranty coverage.

Gains on sales of assets under APA

On September 22, 2017, we entered into the APA with Cardinal for the sale to Cardinal of certain manufacturing equipment we used in processing glass components for PGT-branded doors. Substantially all of the remaining machinery and equipment was transferred to Cardinal during the second quarter of 2018, which had a net book value of $3.2 million and fair value of $5.8 million. We recognized gains on disposals for the difference totaling $2.6 million during the three months ended June 30, 2018, classified as a separate line item in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2018.

Interest expense, net

Interest expense was $6.8 million in the second quarter of 2019, an increase of $3.2 million, or 87.2%, from $3.6 million in the second quarter of 2018. The increase in interest expense is due primarily to the issuance of the 2018 Senior Notes due 2026, composed of $315.0 million aggregate principal amount of 6.75% unsecured senior notes due 2026. The 2018 Senior Notes due 2026 carry a higher per-annum interest rate and have a higher principal amount outstanding than borrowings under the term loan portion of the 2016 Credit Agreement due 2022. This increase in interest expense was partially offset by the effect of the prepayment of $152.0 million in borrowings under the 2016 Credit Agreement due 2022 from the proceeds of the Equity Issuance in September 2018.

Income from operations

Income from operations was $28.9 million in the second quarter of 2019, a decrease of $1.0 million, from $29.9 million in the second quarter of 2018. Income from operations in the second quarter of 2019 includes $23.5 million from our Southeast segment and $5.4 million from our Western segment, both after allocation of corporate operating costs. The decrease in income from operations in the second quarter of 2019 compared to the second quarter of 2018 is a result of the gains on sales of assets under the APA with Cardinal of $2.6 million included in income from operations in the three months ended June 30, 2018, and higher SG&A, including higher amortization, partially offset by an increase in gross profit in the second quarter of 2019 compared to the same period of last year.

Income tax expense

Our income tax expense was $5.1 million for the second quarter of 2019, compared with $3.8 million for the second quarter of 2018. Our effective tax rate for the three months ended June 29, 2019, was 23.1%, and was 14.3% for the three months ended June 30, 2018.

Income tax expense in the three months ended June 29, 2019, and June 30, 2018, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $573 thousand and $3.0 million, respectively. Excluding this discrete item, the effective tax rates for the three months ended June 29, 2019, and June 30, 2018, would have been 25.7% and 25.8%, respectively.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 29, 2019 AND JUNE 30, 2018

Net sales

	Six Months Ended
	June 29, 2019	June 30, 2018
	Sales	Sales

Total net sales	$372.3	$309.5

Net sales for the first half of 2019 were $372.3 million, a $62.8 million, or 20.3%, increase in sales, from $309.5 million in the first half of the prior year. Net sales of our Southeast segment were $298.1 million in the first half of 2019. Net sales of our Western segment were $74.2 million in the first half of 2019, primarily composed of our indoor/outdoor living products from our August 2018 acquisition of WWS, which had sales of $69.2 million in the first half of 2019, and sales of our legacy business into the west, which were approximately $7 million in the six months ended June 30, 2018.

The increase in net sales for the first six months of 2019 of $62.8 million was driven by the inclusion of the sales of $69.2 million from our WWS acquisition, partially offset by a decline in sales into the repair and remodel market of our legacy PGT business.

Gross profit and gross margin

Gross profit was $134.2 million in the first half of 2019, an increase of $29.5 million, or 28.2%, from $104.7 million in the first half of 2018. The gross margin percentage was 36.0% in the first half of 2019, compared to 33.8% in the prior year first half, an increase of 2.2%. Gross margin improved in the first half of 2019 due primarily to the addition of WWS, which benefitted gross margin by 2.8%. Increases in gross margin due to benefits from price increases, which benefitted gross margin by 1.5%, and operating efficiencies, which benefitted gross margin by 0.4%, in the first half of 2019 compared to the same period last year, were offset by the unfavorable effects of a change in the mix of sales, which negatively impacted gross margin by 1.1%, lower gross margin on volume, which impacted gross margin by 0.5%, and increased material costs, which impacted gross margin by 0.4%. Other items taken together, including the effects of classification changes in the 2019 second quarter, resulted in a decrease to gross margin of 0.5%.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $88.0 million in the first half of 2019, an increase of $26.8 million, from $61.2 million in the first half of 2018. SG&A in the first half of 2019 was 23.6% of net sales, compared to the first half of 2018 of 19.8% of net sales. The increase in SG&A is primarily the result of the inclusion of the SG&A expenses of WWS in the first half of 2019, which totaled $25.0 million, including $4.7 million in amortization of the amortizable intangible asset acquired in the WWS acquisition. The WWS SG&A represents approximately 34% of the total sales contribution of the Western segment of $74.2 million in the first half of 2019, which includes the sales of WWS. The increase in SG&A in the first half of 2019 as compared to last year’s first half is also the result of an unusually high level of bad debt expense recorded in the second quarter of 2019, which totaled $1.2 million. There was also a $1.7 million increase in legacy business selling and distribution costs in the first half of 2019 compared to 2018, consistent with the higher level of legacy business sales. These increases were offset by a decrease of $1.0 million related to WWS acquisition-related fees in the 2018 second quarter, which did not recur in the second quarter of 2019.

We record warranty costs as a selling expense within selling, general and administrative expenses. During the first half of 2019, we recorded warranty expense at a rate of 1.6% of sales, which decreased when compared to the rate in the first half of 2018 of 1.7% of sales. We believe the trend of decreasing warranty expense as a percentage of sales is the result of our workforce becoming more seasoned through experience and training, as well as a change in our warranty profile on PGT-branded door glass components due to those components now being produced by one of our primary suppliers, who provides the warranty coverage.

Gains on sales of assets under APA

On September 22, 2017, we entered into the APA with Cardinal for the sale to Cardinal of certain manufacturing equipment we used in processing glass components for PGT-branded doors. Substantially all of the remaining machinery and equipment was transferred to Cardinal during the second quarter of 2018, which had a net book value of $3.2 million and fair value of $5.8 million. We recognized gains on disposals for the difference totaling $2.6 million during the six months ended June 30, 2018, classified as a separate line item in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2018.

Interest expense, net

Interest expense was $13.5 million in the first half of 2019, an increase of $5.8 million, or 76.0%, from $7.7 million in the first half of 2018. The increase in interest expense is due primarily to the issuance of the 2018 Senior Notes due 2026, composed of $315.0 million aggregate principal amount of 6.75% unsecured senior notes due 2026. The 2018 Senior Notes due 2026 carry a higher per-annum interest rate and have a higher principal amount outstanding than borrowings under the term loan portion of the 2016 Credit

Agreement due 2022. This increase in interest expense was partially offset by the effect of the prepayment of $152.0 million in borrowings under the 2016 Credit Agreement due 2022 from the proceeds of the Equity Issuance in September 2018.

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

Income from operations

Income from operations was $46.2 million in the first half of 2019, an increase of $0.2 million, from $46.0 million in the first half of 2018. Income from operations in the first half of 2019 includes $38.3 million from our Southeast segment and $7.8 million from our Western segment, both after allocation of corporate operating costs. The increase in income from operations in the first half of 2019 compared to the first half of 2018 is a result of the higher level of gross profit in the first half of 2019 compared to the same period of last year, partially offset by higher SG&A, including higher amortization. Income from operations also includes the gains on sales of assets under the APA with Cardinal of $2.6 million in the six months ended June 30, 2018.

Income tax expense

Our income tax expense was $7.4 million for the first half of 2019, compared with $5.4 million for the first half of 2018. Our effective tax rate for the six months ended June 29, 2019, was 22.6%, and was 15.3% for the six months ended June 30, 2018.

Income tax expense in the six months ended June 29, 2019, and June 30, 2018, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $1.0 million and $3.6 million, respectively. Excluding this discrete item, the effective tax rates for the six months ended June 29, 2019, and June 30, 2018, would have been 25.7% and 25.6%, respectively.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first half of 2019 was $44.6 million, compared to cash provided of $39.9 million in the first half of 2018. The increase in cash provided by operating activities for the first half of 2019, as compared to the first half of 2018, of $4.7 million, was due to the factors set forth in the table below.

Direct cash flows from operations for the first half of 2019 and 2018 are as follows:

	Direct Operating Cash Flows
	Six Months Ended
	June 29,	June 30,
(in millions)	2019	2018
Collections from customers	$378.8	$299.1
Other collections of cash	5.1	3.2
Disbursements to vendors	(227.2)	(187.9)
Personnel related disbursements	(93.8)	(74.2)
Income taxes paid, net	(6.5)	(12.0)
Debt service payments	(11.8)	(7.4)
Cash received from Cardinal under supply agreement	-	19.0
Other cash activity, net	-	0.1

Cash from operations	$44.6	$39.9

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 34 days at June 29, 2019, compared to 42 days at June 30, 2018.

Inventory on hand as of June 29, 2019, was $45.7 million, compared to $44.7 million at December 29, 2018, an increase of $1.0 million. Inventory on hand as of June 29, 2019 includes $15.6 million of inventory relating to WWS, compared to $13.7 million at December 29, 2018.

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

Investing activities. Cash used in investing activities was $12.9 million for the first half of 2019, compared to cash used in investing activities of $9.1 million for the first half of 2018. There was a decrease in cash used in investing activities due to a decrease in capital expenditures of $1.9 million, which went from $14.9 million in the first half of 2018, to $13.0 million in the first half of 2019. Proceeds from disposals of assets in the first half of 2019 and 2018 were less than $0.1 million, compared with $5.8 million in the first six-month period of 2018, which was almost entirely composed of cash received from the sales of assets under the Cardinal APA, executed in 2017.

Financing activities. Cash provided by financing activities was $0.2 million in the first half of 2019, compared to cash used in financing activities of $0.9 million in the first half of 2018, a decrease in cash used of $1.1 million. We made repayments of long-term debt of $0.2 million in the first half of 2019, compared to $0.1 million in the first half of 2018.

There were payments of financing costs totaling $1.7 million in the first half of 2018, related to the Second Amendment. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $0.5 million in the first half of 2019, versus $0.6 million in the first half of 2018, a decrease in cash used of $0.1 million. Proceeds from the exercises of stock options were $0.8 million in the first half of 2019, compared to $1.6 million in the first half of 2018.

During the six months ended June 29, 2019, we made payments of estimated federal and state income taxes of $6.5 million. We received no refunds of federal or state income taxes in the first half of 2019. The Internal Revenue Service provided tax relief relating to taxpayers in certain designated areas of Florida impacted by Hurricane Irma, which included all counties in Florida in which we operate. As a result, the deadline for remitting our required 2017 third quarter estimated payment for corporate income taxes, was extended to January 31, 2018. Therefore, in January 2018, we made an estimated Federal income tax payment totaling $9.0 million relating to the 2017 tax year.

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

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, which is being amortized under the effective interest method. See “Deferred Financing Costs” below. As of June 29, 2019, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $315.0 million, and accrued interest totaled $9.0 million.

The indenture for the 2018 Senior Notes due 2026 gives us the option to redeem some or all of the 2018 Senior Notes due 2026 at the redemption prices and on the terms specified in the indenture governing the 2018 Senior Notes due 2026. The indenture governing the 2018 Senior Notes due 2026 does not require us to make any mandatory redemptions or sinking fund payments. However, upon the occurrence of a change of control, as defined in the indenture, the Company is required to offer to repurchase the notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

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

Interest on all loans under the 2016 Credit Agreement due 2022 is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement due 2022 on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 5.87% as of June 29, 2019, and was 5.84% at December 29, 2018.

We also pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit. As of June 29, 2019, there were $2.1 million of letters of credit outstanding and $37.9 million available under the revolver.

The 2016 Credit Agreement due 2022 contains a springing financial covenant that would apply if we draw in excess of twenty percent (20%) of the revolving facility commitment (excluding $7.5 million of undrawn letters of credit and letters of credit and draws thereunder that are cash collateralized at 105% of the stated amount thereof from such availability test). To the extent in effect, the springing financial covenant would prohibit us from exceeding a maximum first lien net leverage ratio (based on the ratio of total first lien (less unrestricted cash) debt to EBITDA) as of the last day of each applicable fiscal quarter. To the extent the springing financial covenant is in effect, the first lien net leverage ratio cannot exceed 4.00:1.00 as of the last day of the fiscal quarter ending on June 29, 2019. We were not required to test our first lien net leverage ratio for the quarter ending June 29, 2019 because we did not exceed 20% of our revolving capacity. We believe that our total net leverage ratio during the second quarter of 2019 has been, and during the remainder of 2019 will continue to be, in compliance with the 2016 Credit Agreement due 2022, and that we are in compliance with all covenants.

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

On September 18, 2018, contemporaneously with the 2018 Equity Issuance, we prepaid $152.0 million in borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022. On December 19, 2018, we voluntarily prepaid an additional $8.0 million in borrowings under the 2016 Credit Agreement due 2022. As of June 29, 2019, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $64.0 million, and accrued interest was $0.6 million.

Deferred Financing Costs

The activities relating to third-party fees and costs, lender fees and discount for the six months ended June 29, 2019, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$12,361
Less: Amortization expense relating to 2016 Credit Agreement	(365)
Less: Amortization expense relating to 2018 Senior Notes	(496)

At end of period	$11,500

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of June 29, 2019, is as follows:

(in thousands)	Total
Remainder of 2019	$891
2020	1,913
2021	1,893
2022	1,353
2023	1,359
Thereafter	4,091

Total	$11,500

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $204.0 million since its inception in February 2016, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including the remaining balance of the financing arrangement described as other debt, as of June 29, 2019, are as follows (at face value):

(in thousands)
Remainder of 2019	$9
2020	—
2021	—
2022	63,975
2023	—
Thereafter	315,000

Total	$378,984

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first half of 2019, capital expenditures were $12.9 million, compared to $14.9 million for the first half of 2018. In 2019, including the capital expenditures of WWS, we expect to spend approximately $32 to $38 million on capital expenditures. Our capital expenditure program is geared towards making investments in capital assets targeted at increasing both gross sales and margins, but also includes capital expenditures for maintenance capital.

Aluminum Forward Contracts. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. At June 29, 2019, the fair value of our aluminum forward contracts was in a net liability position of $2.9 million. We had 32 outstanding forward contracts for the purchase of 28.0 million pounds of aluminum through December 2019, at an average price of $0.93 per pound, which excludes the Midwest premium, with maturity dates of between one month and twelve months. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of June 29, 2019.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of June 29, 2019, that we expect will be reclassified to earnings within the next twelve months, will be approximately $2.9 million.

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

We identified our significant accounting policies in our Annual Report on Form 10-K for the year ended December 29, 2018. Except for the adoption of the guidance relating to leases pursuant to ASU 2016-02, discussed below, there have been no changes to our critical accounting policies during the first half of 2019.

Leases Accounting Policy

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liability, and operating lease liability, less current portion, on our consolidated balance sheets. Should we engage in any finance leases in the future, finance leases would be included in property and equipment, other current liabilities, and other liabilities on our consolidated balance sheets.

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease right-of-use asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. Subsequently, in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU 2018-19 clarifies the codification and corrects unintended application of the guidance. ASU’s 2016-13 and 2018-19 are effective for us for our fiscal year beginning after December 15, 2019. We do not believe that the adoption of this guidance will have a significant impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process. As of June 29, 2019, we are covered for approximately 80% of our anticipated needs through December 2019 at an average price of $0.96 per pound, and for approximately 12% of our anticipated needs in 2020 at an average price of $0.85 per pound. These calculations are based only on the LME price of aluminum and excludes an estimate for the Midwest premium.

Regarding our aluminum hedging instruments for the purchase of aluminum as of June 29, 2019, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $2.3 million. This calculation utilizes our actual commitment of 28.0 million pounds under contract (to be settled throughout June 2020) and the market price of aluminum as of June 29, 2019. This calculation is based only on the LME price of aluminum and excludes an estimate for the Midwest premium.

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT INNOVATIONS, INC.
(Registrant)

Date: August 1, 2019	/s/ Sherri Baker
Sherri Baker
Senior Vice President and Chief Financial Officer