Form 10-Q
period 2019-09-28
PGT Innovations, Inc.
filed 2019-11-07
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

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

Common Stock, $0.01 par value, outstanding was 58,404,734 shares, as of October 31, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PGTI	New York Stock Exchange, Inc.

PGT INNOVATIONS, INC.

TABLE OF CONTENTS

Form 10-Q for the Three and Nine Months Ended September 28, 2019

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net sales	$197,823	$199,084	$570,130	$508,606
Cost of sales	127,828	126,086	365,925	330,888

Gross profit	69,995	72,998	204,205	177,718

Selling, general and administrative expenses	44,564	44,055	132,604	105,293
Gains on sales of assets under APA	—	—	—	(2,551)
Income from operations	25,431	28,943	71,601	74,976

Interest expense, net	6,452	11,741	19,922	19,393
Debt extinguishment costs	—	296	—	3,375

Income before income taxes	18,979	16,906	51,679	52,208

Income tax expense	3,873	3,335	11,271	8,749

Net income	$15,106	$13,571	$40,408	$43,459

Net income per common share:
Basic	$0.26	$0.26	$0.69	$0.86

Diluted	$0.26	$0.26	$0.68	$0.83

Weighted average shares outstanding:
Basic	58,433	51,682	58,320	50,619

Diluted	59,142	53,068	59,192	52,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net income	$15,106	$13,571	$40,408	$43,459

Other comprehensive income (loss) before tax:
Change in fair value of derivatives	(1,136)	(649)	(2,083)	(1,122)
Reclassification to earnings	1,532	58	3,670	15

Other comprehensive income (loss) before tax	396	(591)	1,587	(1,107)

Income tax benefit (expense) related to components of other comprehensive income (loss)	(102)	151	(406)	283

Other comprehensive income (loss), net of tax	294	(440)	1,181	(824)

Comprehensive income	$15,400	$13,131	$41,589	$42,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 28,	December 29,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$81,803	$52,650
Accounts receivable, net	77,375	80,717
Inventories	47,566	44,666
Contract assets, net	12,735	6,757
Prepaid expenses	4,279	2,863
Other current assets	10,312	7,908
Total current assets	234,070	195,561

Property, plant and equipment, net	122,354	115,707
Operating lease right-of-use asset, net	26,899	—
Intangible assets, net	259,859	271,818
Goodwill	277,600	277,827
Other assets, net	1,012	1,240

Total assets	$921,794	$862,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$61,249	$68,557
Current portion of long-term debt	—	163
Current portion of operating lease liability	4,551	—
Total current liabilities	65,800	68,720

Long-term debt, less current portion	367,917	366,614
Operating lease liability, less current portion	24,639	—
Deferred income taxes	22,991	22,758
Other liabilities	14,815	18,517

Total liabilities	496,162	476,609

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 61,712 and 60,729 shares issued and 58,354 and 58,082 shares outstanding at September 28, 2019 and December 29, 2018, respectively	617	607
Additional paid-in-capital	413,700	409,661
Accumulated other comprehensive loss	(1,884)	(3,065)
Retained earnings (accumulated deficit)	31,508	(8,900)
Shareholders' equity	443,941	398,303
Less: Treasury stock at cost	(18,309)	(12,759)
Total shareholders' equity	425,632	385,544

Total liabilities and shareholders' equity	$921,794	$862,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 28,	September 29,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net income	$40,408	$43,459
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	13,854	9,724
Amortization	11,959	6,126
Amortization of operating lease right-of-use asset	3,637	—
Provision for allowance for doubtful accounts	1,659	1,017
Stock-based compensation, including special employee grant	3,246	2,543
Amortization and write-offs of deferred financing costs and debt discount	1,303	7,086
Debt extinguishment costs	—	3,375
Gains on sales of assets	(3)	(2,611)
Change in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	(2,682)	(27,598)
Inventories	(2,900)	(1,723)
Contract assets, net, prepaid expenses, other current and other assets	(7,720)	(4,448)
Change in operating lease liability	1,421	-
Accounts payable, accrued and other liabilities	(9,910)	27,602

Net cash provided by operating activities	54,272	64,552

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,252)	(21,740)
Business acquisition	—	(355,213)
Proceeds from sales of assets	43	5,866

Net cash used in investing activities	(20,209)	(371,087)

Cash flows from financing activities:
Proceeds from issuance of senior notes	—	315,000
Proceeds from issuance of common stock	—	152,653
Payments of long-term debt	(163)	(152,220)
Payments of financing costs	—	(12,066)
Purchases of treasury stock under Board of Director approved plan	(5,550)	-
Purchases of treasury stock relating to tax withholdings on employee equity awards	(505)	(637)
Proceeds from exercise of stock options	1,262	1,928
Proceeds from issuance of common stock under employee
stock purchase plan (ESPP)	46	18
Other	—	(11)

Net cash provided by (used in) financing activities	(4,910)	304,665

Net increase (decrease) in cash and cash equivalents	29,153	(1,870)
Cash and cash equivalents at beginning of period	52,650	34,029
Cash and cash equivalents at end of period	$81,803	$32,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)(unaudited)

				Accumulated	Retained
			Additional	Other	Earnings/
	Common stock		Paid-in	Comprehensive	(Accumulated	Treasury
	Shares	Amount	Capital	Loss	Deficit)	Stock	Total
THREE MONTHS ENDED SEPTEMBER 29, 2018
Balance at June 30, 2018	50,705,766	$533	$254,399	$(384)	$(32,945)	$(12,759)	$208,844
Stock-based compensation	—	—	832	—	—	—	832
Exercise of stock options	183,808	2	365	—	—	—	367
Common stock issued under ESPP	385	—	8	—	—	—	8
Issuances under Equity Offering	7,000,000	70	152,583	—	—	—	152,653
Issuances under Employee Grant	24,590	—	513	—	—	—	513
Net income	—	—	—	—	13,571	—	13,571
Other comprehensive loss, net of $151 tax benefit	—	—	—	(440)	—	—	(440)
Balance at September 29, 2018	57,914,549	$605	$408,700	$(824)	$(19,374)	$(12,759)	$376,348

NINE MONTHS ENDED SEPTEMBER 29, 2018
Balance at December 30, 2017	49,805,338	$525	$252,275	$—	$(64,716)	$(12,759)	$175,325
Cumulative effect of change in accounting principle, net of tax effect of $647	—	—	—	—	1,883	—	1,883
Balance at December 30, 2017
- as adjusted	49,805,338	525	252,275	—	(62,833)	(12,759)	177,208
Vesting of restricted stock	151,174	—	—	—	—	—	—
Grants of restricted stock	—	1	(1)	—	—	—	—
Purchases of treasury stock	(32,439)	—	—	—	—	(637)	(637)
Retirement of treasury stock	—	(1)	(636)	—	—	637	—
Stock-based compensation	—	—	2,030	—	—	—	2,030
Exercise of stock options	964,780	10	1,918	—	—	—	1,928
Common stock issued under ESPP	1,106	—	18	—	—	—	18
Issuances under Equity Offering	7,000,000	70	152,583	—	—	—	152,653
Issuances under Employee Grant	24,590	—	513	—	—	—	513
Net income	—	—	—	—	43,459	—	43,459
Other comprehensive loss, net of $283 tax benefit	—	—	—	(824)	—	—	(824)
Balance at September 29, 2018	57,914,549	$605	$408,700	$(824)	$(19,374)	$(12,759)	$376,348

THREE MONTHS ENDED SEPTEMBER 28, 2019
Balance at June 29, 2019	58,535,669	$615	$412,295	$(2,178)	$16,402	$(12,759)	$414,375
Purchases of treasury stock	(393,819)	—	—	—	—	(5,550)	(5,550)
Stock-based compensation	—	—	970	—	—	—	970
Exercise of stock options	210,931	2	420	—	—	—	422
Common stock issued under ESPP	1,022	—	15	—	—	—	15
Net income	—	—	—	—	15,106	—	15,106
Other comprehensive income, net of $102 tax expense	—	—	—	294	—	—	294
Balance at September 28, 2019	58,353,803	$617	$413,700	$(1,884)	$31,508	$(18,309)	$425,632

NINE MONTHS ENDED SEPTEMBER 28, 2019
Balance at December 29, 2018	58,081,540	$607	$409,661	$(3,065)	$(8,900)	$(12,759)	$385,544
Vesting of restricted stock	164,226	—	—	—	—	—	—
Grants of restricted stock	—	5	(5)	—	—	—	—
Purchases of treasury stock	(428,059)	—	—	—	—	(6,055)	(6,055)
Retirement of treasury stock	—	—	(505)	—	—	505	—
Stock-based compensation	—	—	3,246	—	—	—	3,246
Exercise of stock options	532,931	5	1,257	—	—	—	1,262
Common stock issued under ESPP	3,165	—	46	—	—	—	46
Net income	—	—	—	—	40,408	—	40,408
Other comprehensive income, net of $406 tax expense	—	—	—	1,181	—	—	1,181
Balance at September 28, 2019	58,353,803	$617	$413,700	$(1,884)	$31,508	$(18,309)	$425,632

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

PGT Innovations, Inc. (“PGTI”, “we,” or the “Company”), formerly named PGT, Inc., manufactures and supplies premium windows and doors. Our highly engineered and technically advanced products can withstand some of the toughest weather conditions on earth and unify indoor/outdoor living spaces. We are also the nation’s largest manufacturer of impact-resistant windows and doors. Our family of brands include CGI®, PGT® Custom Windows & Doors, WinDoor®, Western Window Systems®, CGI Commercial® and Eze-Breeze®. Products are sold through an authorized dealer and distributor network.

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

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period is not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. Each of the Company’s fiscal quarters ended September 28, 2019, and September 29, 2018, consisted of 13 weeks.

The condensed consolidated balance sheet as of December 29, 2018, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 29, 2018, and the unaudited condensed consolidated financial statements as of and for the periods ended September 28, 2019, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 29, 2018, included in the Company’s most recent Annual Report on Form 10-K. Except for the adoption of the guidance relating to leases discussed below, the accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

Beginning in 2019, we concluded that we have two reportable segments: the Southeast segment, and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of our sales in Florida, the core market of our legacy business, as well as Alabama, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and the Caribbean. The Western reporting segment, also an operating segment, is composed of sales in the remainder of the United States, along with Canada and Mexico. While both of our operating segments have products, distribution methods and customers of a similar nature, we determined to not aggregate them due to the differences in their geographic markets. Therefore, our operating segments are our reportable segments. See Note 17 for segment disclosures.

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

The new standard was effective for us on December 30, 2018 (the first day of our 2019 fiscal year), with early adoption permitted. We adopted the new standard on this date, using the required modified retrospective transition approach, applying the new standard to all leases existing on the effective date. Consequently, financial information was not updated, and the disclosures required under the new standard will not be provided for dates and periods prior to December 30, 2018. As of the date of adoption, all of our leases were operating leases, and we have no financing leases as of September 28, 2019.

The new standard provided a number of optional practical expedients in transition. We elected the “package of practical expedients”, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and direct costs, and implemented internal controls and additional lease accounting and tracking procedures to enable the preparation of financial information on adoption. We did not elect the use-of-hindsight practical expedient, or the practical expedient pertaining to land easements as it was not applicable to us.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualified, primarily for leases that are month-to-month leases. This means, for those leases, we did not recognize right-of-use assets or lease liabilities. We also elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets.

This standard had a material effect on our consolidated balance sheet relating to the recognition of an operating lease right-of-use asset and operating lease liability for our real estate leases and related to new disclosures about our leasing activities. On adoption, we recognized an operating lease right-of-use asset of $30.5 million, and an operating lease liability of $32.3 million, based on the present value of the remaining minimum rental payments under prior leasing standards for existing operating leases. Calculation of the present value of the remaining minimum rental payments required the use of judgment relating to the selection of the discount rate applied to future lease payments. We used a weighted-average interest rate of 6.2%, which was based on a current trade rate for our 2018 Senior Notes due 2026. See Note 10 for additional information relating to our leases.

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

In the ordinary course of business, we extend credit to qualified dealers and distributors, generally on a non-collateralized basis. The Company maintains an allowance for doubtful accounts which is based on management’s assessments of the amount which may become uncollectible in the future and is determined through consideration of our write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions. Uncollectible accounts are written off after repeated attempts to collect from the customer have been unsuccessful. As of September 28, 2019, and December 29, 2018, the allowance for doubtful accounts was $3.7 million and $2.8 million, respectively.

NOTE 2.  REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

Revenue Recognition Accounting Policy

The Company primarily manufactures fully customized windows and doors, and manufactures products based on design specifications, measurements, colors, finishes, framing materials, glass-types, and other options selected by the customer at the point in time an order is received from the customer. The Company has an enforceable right to payment at the time an order is received and accepted at the agreed-upon sales prices contained in our agreements with our customers for all manufacturing efforts expended by the Company on behalf of its customers. Due to the customized build-to-order nature of the Company’s products, the Company’s assessment is that the substantial portion of its finished goods and certain unused glass components have no alternative use, and that control of these products and components passes to the customer over time during the manufacturing of the products in an order, or upon our receipt of certain pre-cut glass components from our supplier attributed to specific customer orders.

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

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, beginning in 2019, we determined that we have two reportable segments: our Southeast business unit and our Western business unit. See Note 17 for more information. The following tables provide information about our net sales by product category and by market for the three and nine months ended September 28, 2019, by segment, and for the three and nine months ended September 29, 2018 (dollars in millions):

	Segments
Three Months Ended September 28, 2019	Southeast	Western	Total
Product category:
Impact-resistant window and door products	$129.5	$1.6	$131.1
Non-impact window and door products	28.8	37.9	66.7

Total net sales	$158.3	$39.5	$197.8

Market:
New construction	$59.7	$35.9	$95.6
Repair and remodel	98.6	3.6	102.2

Total net sales	$158.3	$39.5	$197.8

	Segments
Three Months Ended September 29, 2018	Southeast	Western	Total
Product category:
Impact-resistant window and door products	$157.2	$1.1	$158.3
Non-impact window and door products	19.8	21.0	40.8

Total net sales	$177.0	$22.1	$199.1

Market:
New construction	$62.7	$18.7	$81.4
Repair and remodel	114.3	3.4	117.7

Total net sales	$177.0	$22.1	$199.1

	Segments
Nine Months Ended September 28, 2019	Southeast	Western	Total
Product category:
Impact-resistant window and door products	$392.0	$3.7	$395.7
Non-impact window and door products	64.4	110.0	174.4

Total net sales	$456.4	$113.7	$570.1

Market:
New construction	$176.4	$105.1	$281.5
Repair and remodel	280.0	8.6	288.6

Total net sales	$456.4	$113.7	$570.1

	Segments
Nine Months Ended September 29, 2018	Southeast	Western	Total
Product category:
Impact-resistant window and door products	$422.3	$3.3	$425.6
Non-impact window and door products	57.7	25.3	83.0

Total net sales	$480.0	$28.6	$508.6

Market:
New construction	$174.0	$18.7	$192.7
Repair and remodel	306.0	9.9	315.9

Total net sales	$480.0	$28.6	$508.6

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the three and nine months ended September 28, 2019, the Western segment’s net sales of its volume products were $13.8 million and $40.6 million, respectively. For the post-acquisition period from the August 13, 2018 acquisition date to September 29, 2018, the Western segment’s net sales of its volume products were $9.8 million.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At September 28, 2019, and December 29, 2018, those contract liabilities totaled $7.6 million and $8.3 million, respectively, of which $6.1 million and $7.8 million, respectively, are classified within accrued liabilities, and $1.5 million and $0.5 million, respectively, are classified within contract assets, net, in the accompanying condensed consolidated balance sheets at September 28, 2019, and December 29, 2018.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at December 29, 2018 were satisfied in the first quarter of 2019, and contract assets at December 29, 2018 were transferred to accounts receivable in the first quarter of 2019. Contract liabilities at September 28, 2019 represents cash received during the three-month period ended September 28, 2019, excluding amounts recognized as revenue during that period. Contract assets at September 28, 2019 represents revenue recognized during the three-month period ended September 28, 2019, excluding amounts transferred to accounts receivable during that period.

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

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our standard products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of September 28, 2019 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

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

During the three months ended September 28, 2019, we recorded warranty expense at a rate of approximately 1.8% of sales, which was nearly equal to the rate in the three months ended September 29, 2018 of 1.7% of sales. During the nine months ended September 28, 2019, we recorded warranty expense at a rate of approximately 1.7% of sales, which was equal to the rate in the nine months ended September 28, 2018 of 1.7% of sales.

The following table summarizes current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three and nine months ended September 28, 2019, and September 29, 2018. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

	Beginning		Charged			End of
Accrued Warranty	of Period	Acquired	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months Ended September 28, 2019	$5,980	$-	$3,600	$660	$(3,381)	$6,859

Three months Ended September 29, 2018	$5,368	$509	$3,307	$(21)	$(3,129)	$6,034

Nine months Ended September 28, 2019	$6,149	$-	$9,595	$868	$(9,753)	$6,859

Nine months Ended September 29, 2018	$5,386	$509	$8,524	$(229)	$(8,156)	$6,034

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

	September 28,	December 29,
	2019	2018
	(in thousands)
Raw materials	$43,290	$42,036
Work-in-progress	3,850	2,278
Finished goods	426	352

	$47,566	$44,666

NOTE 5.  STOCK BASED-COMPENSATION

Exercises

For the three months ended September 28, 2019, there were 210,931 options exercised at a weighted average exercise price of $2.00 per share. For the nine months ended September 28, 2019, there were 532,931 options exercised at a weighted average exercise price of $2.37 per share.

Issuance

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

Stock Compensation Expense

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $1.0 million for the three months ended September 28, 2019, and $1.3 million for the three months ended September 29, 2018. We recorded compensation expense for stock-based awards of $3.2 million for the nine months ended September 28, 2019, and $2.5 million for the nine months ended September 29, 2018. As of September 28, 2019, there was $6.1 million of total unrecognized compensation cost related entirely to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.9 years at September 28, 2019.

NOTE 6.  ACQUISITION

WESTERN WINDOW SYSTEMS

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

The estimated fair value of assets acquired, and liabilities assumed as of the closing date, are as follows:

	Initial Allocation	Adjustments to Allocation	Final Allocation
Accounts and notes receivable	$7,555	$(217)	$7,338
Inventories	12,580	—	12,580
Contract assets, net	890	—	890
Prepaid expenses and other assets	1,190	—	1,190
Property and equipment	16,416	(447)	15,969
Intangible assets	167,000	—	167,000
Goodwill	164,379	5,162	169,541
Accounts payable	(5,622)	—	(5,622)
Accrued and other liabilities	(9,175)	53	(9,122)
Deferred income taxes	—	(5,180)	(5,180)
Purchase price	$355,213	$(629)	$354,584

Consideration:
Cash	$355,213	$(629)	$354,584
Total fair value of consideration	$355,213	$(629)	$354,584

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

The WWS Acquisition included its then-existing subsidiary, WWS Blocker LLC (Blocker). Blocker was a single-purpose U.S. tax blocker which held an 18.06% ownership percentage of the combined ownership of WWS, and for which that portion of the fair value of assets acquired and liabilities assumed in the WWS Acquisition was not eligible for a step-up in basis. As a result, we recorded a net deferred tax liability of $5.2 million in the WWS Acquisition, primarily relating to the fair value of the acquired identifiable indefinite-lived and amortizable intangible assets. Subsequent to the acquisition, Blocker was merged out of existence.

We incurred acquisition costs totaling $4.4 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the WWS Acquisition, which includes $0.7 million in additional costs in the first quarter of 2019, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 28, 2019. We began incurring these costs in the second quarter of 2018.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, has been determined to be $169.5 million, of which we estimate $139.4 million is expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through additional sales channel opportunities as well as penetration of a new geographic market with enhanced opportunities for cross-selling of our multiple brands in all markets.

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

There were 86 thousand anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three months ended September 28, 2019, and none for the three months ended September 29, 2018. There were 90 thousand anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the nine months ended September 28, 2019, and none for the nine months ended September 29, 2018.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for our Company:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net income	$15,106	$13,571	$40,408	$43,459

Weighted-average common shares - Basic	58,433	51,682	58,320	50,619
Add: Dilutive effect of stock compensation plans	709	1,386	872	1,759

Weighted-average common shares - Diluted	59,142	53,068	59,192	52,378

Net income per common share:
Basic	$0.26	$0.26	$0.69	$0.86

Diluted	$0.26	$0.26	$0.68	$0.83

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets are as follows:

			Initial
	September 28,	December 29,	Useful Life
	2019	2018	(in years)
	(in thousands)
Goodwill	$277,600	$277,827	indefinite

Other intangible assets:
Trade names	$148,841	$148,841	indefinite

Customer relationships	200,647	200,647	3-10
Developed technology	3,000	3,000	9-10
Non-compete agreement	1,668	1,668	2-5
Software license	590	590	2
Less: Accumulated amortization	(94,887)	(82,928)

Subtotal	111,018	122,977

Other intangible assets, net	$259,859	$271,818

Goodwill at December 29, 2018	$277,827
Decrease related to change in liabilities assumed in acquisition of WWS	(53)
Decrease from change in deferred tax liability in acquisition of WWS	(174)

Goodwill at September 28, 2019	$277,600

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2019	$3,871
2020	15,859
2021	15,374
2022	14,515
2023	12,354
Thereafter	49,045

Total	$111,018

NOTE 9.  LONG-TERM DEBT

	September 28,	December 29,
	2019	2018
	(in thousands)
2018 Senior Notes due 2026	$315,000	$315,000

Term loan payable under the 2016 Credit Agreement	63,975	63,975

Other debt	-	163

Long-term debt	378,975	379,138

Fees, costs and original issue discount	(11,058)	(12,361)

Long-term debt, net	367,917	366,777

Less current portion of long-term debt	-	(163)

Long-term debt, less current portion	$367,917	$366,614

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

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, which is being amortized under the effective interest method. See “Deferred Financing Costs” below. As of September 28, 2019, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $315.0 million, and accrued interest totaled $3.5 million.

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

In connection with the Second Amendment, certain existing lenders changed their positions in or exited the 2016 Credit Agreement due 2022, which resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders. Additionally, at the time of the issuance of the 2018 Senior Notes due 2026, certain existing lenders reduced their positions in the revolving credit portion of the 2016 Credit Agreement due 2022, which resulted in the write-offs of the deferred financing costs allocated to these lenders. As such, write-offs totaling $3.4 million is classified as debt extinguishment costs in the accompanying condensed consolidated statement of operations for the nine months ended September 29, 2018.

Regarding the first amendment as described above, as there were no changes in lender positions, this action did not result in any modifications or extinguishments of debt. Therefore, there was no charge for debt extinguishment costs in 2017.

Interest on all loans under the 2016 Credit Agreement due 2022 is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement due 2022 on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 5.69% as of September 28, 2019, and was 5.84% at December 29, 2018.

We also pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit. As of September 28, 2019, there were $2.1 million in letters of credit outstanding and $37.9 million available under the revolver.

The 2016 Credit Agreement due 2022 contains a springing financial covenant that would apply if we draw in excess of twenty percent (20%) of the revolving facility commitment (excluding $7.5 million of undrawn letters of credit and letters of credit and draws thereunder that are cash collateralized at 105% of the stated amount thereof from such availability test). To the extent in effect, the springing financial covenant would prohibit us from exceeding a maximum first lien net leverage ratio (based on the ratio of total first lien (less unrestricted cash) debt to EBITDA) as of the last day of each applicable fiscal quarter. To the extent the springing financial covenant is in effect, the first lien net leverage ratio cannot exceed 4.00:1.00 as of the last day of the fiscal quarter ending on September 28, 2019. We were not required to test our first lien net leverage ratio for the quarter ending September 28, 2019 because we did not exceed 20% of our revolving capacity.

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

On September 18, 2018, we completed an underwritten, public offering of 7,000,000 shares of our common stock, at a public offering price of $23.00 per share (the “2018 Equity Issuance”).  The offering resulted in gross proceeds to the Company of $161.0 million. Net of an underwriting fee of $1.15 per share, net cash proceeds to the Company approximated $153.0 million. Contemporaneously with the 2018 Equity Issuance, we prepaid $152.0 million in borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022. On December 19, 2018, we voluntarily prepaid an additional $8.0 million in borrowings under the 2016 Credit Agreement due 2022. As of September 28, 2019, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $64.0 million, and accrued interest was $0.5 million.

See Note 18, Subsequent Events, for a discussion of a third amendment to the 2016 Credit Agreement due 2022, which we entered into effective on October 31, 2019.

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees and discount for the nine months ended September 28, 2019, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$12,361
Less: Amortization expense relating to 2016 Credit Agreement	(552)
Less: Amortization expense relating to 2018 Senior Notes	(751)

At end of period	$11,058

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of September 28, 2019, is as follows:

(in thousands)	Total
Remainder of 2019	$449
2020	1,913
2021	1,893
2022	1,353
2023	1,359
Thereafter	4,091

Total	$11,058

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $204.0 million since its inception in February 2016, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including the remaining balance of the financing arrangement described as other debt, as of September 28, 2019, are as follows (at face value):

(in thousands)
Remainder of 2019	$—
2020	—
2021	—
2022	63,975
2023	—
Thereafter	315,000

Total	$378,975

Other Debt

In July 2017, we entered into a two-year financing arrangement for the purchase of an enterprise-wide software license relating to office productivity software. This financing arrangement requires 24 monthly payments of $26 thousand each. We estimated the value of this financing arrangement to be $590 thousand, using an imputed annual interest rate of 6.00%, which approximated our then borrowing rate under the 2016 Credit Agreement due 2022, a Level 3 input. At September 28, 2019, this agreement had been fully repaid. At December 29, 2018, there was $163 thousand, outstanding under this financing arrangement.

NOTE 10.  LEASES

We lease certain of our manufacturing facilities under operating leases. We also lease production equipment, vehicles, computer equipment, storage units and office equipment under operating leases. Our leases have remaining lease terms of 1 year to 9 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. All of our leases are operating leases. We did not recognize right-of-use assets or lease liabilities for certain short-term leases that are month-to-month leases. The lease expense relating to these leases is not significant.

The components of lease expense for the three and nine months ended September 28, 2019, are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 28,	September 28,
	2019	2019

Operating lease cost	$1,546	$4,506
Variable lease cost	714	2,046
Total lease cost	$2,260	$6,552

Other information relating to leases for the three and nine months ended September 28, 2019, are as follows (in thousands, except years and percentages):

	Three Months Ended	Nine Months Ended
	September 28,	September 28,
	2019	2019
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(1,546)	$(4,506)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted average remaining lease term in years
Operating leases	4.13	4.13

Weighted average discount rate
Operating leases	6.2%	6.2%

Future minimum lease payments under non-cancellable leases were as follows at September 28, 2019, and December 29, 2018 (in thousands):

	September 28,	December 29,
	2019	2018
Remainder of 2019	$1,589	$6,343
2020	6,093	6,354
2021	4,555	4,748
2022	3,673	3,831
2023	3,644	3,801
Thereafter	17,421	17,885

Total future minimum lease payments	36,975	$42,962

Less: Imputed interest	(7,785)

Operating lease liability - total	$29,190

Reported as of September 28, 2019
Current portion of operating lease liability	$4,551
Operating lease liability, less current portion	24,639

Operating lease liability - total	$29,190

As of September 28, 2019, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2027. Lease expense prior to the adoption of ASU 2016-02 would have been $2.3 million for the three months ended, and $6.6 million for the nine months ended September 28, 2019 and was $1.9 million for the three months ended, and $4.9 million for the nine months ended September 29, 2018. Lease expense was $6.4 million for the year ended December 29, 2018.

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

NOTE 12.  INCOME TAXES

Our income tax expense was $3.9 million for the three months ended September 28, 2019, compared with $3.3 million for the three months ended September 29, 2018. Our effective tax rate for the three months ended September 28, 2019, was 20.4%, and was 19.7% for the three months ended September 29, 2018. Our income tax expense was $11.3 million for the nine months ended September 28, 2019, compared with $8.7 million for the nine months ended September 29, 2018. Our effective tax rate for the nine months ended September 28, 2019, was 21.8%, and was 16.8% for the nine months ended September 29, 2018.

Income tax expense in the three months ended September 28, 2019, and September 29, 2018, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $665 thousand and $1.0 million, respectively. Excluding this discrete item, as well as other minor tax credit adjustments recorded in the 2019 third quarter, the effective tax rates for the three months ended September 28, 2019, and September 29, 2018, would have been 24.8% and 25.5%, respectively. Income tax expense in the nine months ended September 28, 2019, and September 29, 2018, includes excess tax benefits totaling $1.7 million and $4.6 million, respectively. Excluding this discrete item, as well as other minor tax credit adjustments recorded in the 2019 third quarter, the effective tax rates for the nine months ended September 28, 2019, and September 29, 2018, would have been 25.3% and 25.6%, respectively.

As a result of the Tax Cuts and Jobs Act, enacted effective on December 22, 2017, our Federal corporate income tax rate has been reduced from 35%, to 21%. This reduction in rate has lowered our overall effective tax rate. Additionally, the section 199 domestic manufacturing deduction was repealed. As such, our estimated annual effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.6%.

During the nine months ended September 28, 2019, we made payments of estimated federal and state income taxes totaling $10.8 million. We received no refunds of federal or state income taxes in the first nine months of 2019. During the nine months ended September 29, 2018, we made payments of estimated federal and state income taxes totaling $17.2 million, including an estimated Federal income tax payment totaling $9.0 million relating to the 2017 tax year. The Internal Revenue Service provided tax relief relating to taxpayers in certain designated areas of Florida impacted by Hurricane Irma in September 2017, which included all counties in Florida in which we operate. As a result, the deadline for remitting our required 2017 third quarter estimated payment for corporate income taxes was extended to January 31, 2018.

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

During the three or nine months ended September 28, 2019, or September 29, 2018, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, and accounts payable, accrued liabilities and other debt, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement due 2022, as well as the 2018 Senior Notes due 2026, both classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2022 is based on debt with similar terms and characteristics and was approximately $64.1 million as of September 28, 2019, compared to a principal outstanding value of $64.0 million, and fair value of $63.2 million as of December 29, 2018, compared to a principal outstanding value of $64.0 million. The fair value of the 2018 Senior Notes due 2026 is also based on debt with similar terms and characteristics and was approximately $340.2 million as of September 28, 2019, compared to a principal outstanding value of $315.0 million, and the fair value was approximately $311.9 million as of December 29, 2018, compared to a principal outstanding value of $315.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions, which we consider to be a Level 2 input.

Items Measured at Fair Value on a Recurring Basis

The following are measured in the consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

Fair Value Measurements
Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	September 28,	Markets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts, net	$(2,531)	$-	$(2,531)	$-

	$(2,531)	$-	$(2,531)	$-

Fair Value Measurements
Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	December 29,	Markets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts	$(4,118)	$-	$(4,118)	$-

	$(4,118)	$-	$(4,118)	$-

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

At September 28, 2019, the fair value of our aluminum forward contracts was in a net liability position of $2.5 million. We had 36 outstanding forward contracts for the purchase of 34.5 million pounds of aluminum through June 2020, at an average price of $0.87 per pound, which excludes the Midwest premium, with maturity dates of between one month and fifteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of September 28, 2019.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of September 28, 2019, that we expect will be reclassified to earnings within the next twelve months, is approximately $2.4 million.

The fair value of our aluminum hedges are classified in the accompanying consolidated balance sheets at September 28, 2019, and December 29, 2018, as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	September 28, 2019		September 28, 2019
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$—	Accrued liabilities	$(2,436)
Aluminum forward contracts	Other assets	—	Other liabilities	(95)
Total derivative instruments	Total derivative assets	$—	Total derivative liabilities	$(2,531)

	Derivative Assets		Derivative Liabilities
	December 29, 2018		December 29, 2018
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$—	Accrued liabilities	$(3,907)
Aluminum forward contracts	Other assets	—	Other liabilities	(211)
Total derivative instruments	Total derivative assets	$—	Total derivative liabilities	$(4,118)

The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive losses, net of tax, was $1.9 million as of September 28, 2019, and $3.1 million at December 29, 2018.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three and nine months ended September 28, 2019, and September 29, 2018 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Three Months Ended			Three Months Ended
	September 28,	September 29,		September 28,	September 29,
	2019	2018		2019	2018

Aluminum contracts	$(1,136)	$(649)	Cost of sales	$(1,532)	$(58)

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Nine Months Ended			Nine Months Ended
	September 28,	September 29,		September 28,	September 29,
	2019	2018		2019	2018

Aluminum contracts	$(2,083)	$(1,122)	Cost of sales	$(3,670)	$(15)

NOTE 15.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three and nine months ended September 28, 2019 and September 29, 2018 (in thousands):

Aluminum
Three months ended September 28, 2019	Forward
(in thousands)	Contracts
Balance at June 29, 2019	$(2,178)
Change in fair value of derivatives	(1,136)
Amounts reclassified from other comprehensive loss	1,532
Tax effect	(102)
Net current-period other comprehensive income	294
Balance at September 28, 2019	$(1,884)

Aluminum
Nine months ended September 28, 2019	Forward
(in thousands)	Contracts
Balance at December 29, 2018	$(3,065)
Change in fair value of derivatives	(2,083)
Amounts reclassified from other comprehensive loss	3,670
Tax effect	(406)
Net current-period other comprehensive income	1,181
Balance at September 28, 2019	$(1,884)

Aluminum
Three months ended September 29, 2018	Forward
(in thousands)	Contracts
Balance at June 30, 2018	$(384)
Change in fair value of derivatives	(649)
Amounts reclassified from other comprehensive loss	58
Tax effect	151
Net current-period other comprehensive loss	(440)
Balance at September 29, 2018	$(824)

Aluminum
Nine months ended September 29, 2018	Forward
(in thousands)	Contracts
Balance at December 30, 2017	$—
Change in fair value of derivatives	(1,122)
Amounts reclassified from other comprehensive loss	15
Tax effect	283
Net current-period other comprehensive loss	(824)
Balance at September 29, 2018	$(824)

NOTE 16. SHAREHOLDERS’ EQUITY

On May 22, 2019, our Board of Directors authorized and approved a share repurchase program of up to $30 million. The repurchases may be made in open market or private transactions from time to time. Repurchases of shares may be made under a Rule 10b5-1 plan, which would permit repurchases when we might otherwise be precluded from doing so under applicable laws. We base repurchase decisions, including the timing of repurchases, on factors such as our stock price, general economic and market conditions, the potential impact on our capital structure, the expected return on competing uses of capital such as strategic acquisitions and capital investments, and other corporate considerations, as determined by our management. The repurchase program may be suspended or discontinued at any time. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at our discretion, and the program may be suspended, terminated or modified at any time for any reason. No repurchases were made under the program during the period from the inception of the program on May 22, 2019, through the end of the second quarter of 2019. During the three months ended September 28, 2019, we made repurchases of 393,819 shares of our common stock at a total cost of $5.5 million.

NOTE 17. SEGMENTS

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

The following table represents summary financial data attributable to our operating segments for the three and nine months ended September 28, 2019, and September 29, 2018. Results of the Western segment are composed substantially of the results of WWS, which was acquired on August 13, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net sales:
Southeast segment	$158,377	$176,961	$456,435	$479,974
Western segment	39,446	22,123	113,695	28,632

Total net sales	$197,823	$199,084	$570,130	$508,606

Income from operations:
Southeast segment	$22,745	$26,334	$61,081	$71,397
Western segment	2,686	2,609	10,520	3,579

Total income from operations	25,431	28,943	71,601	74,976

Interest expense, net	6,452	11,741	19,922	19,393
Debt extinguishment costs	—	296	—	3,375

Total income before income taxes	$18,979	$16,906	$51,679	$52,208

NOTE 18. SUBSEQUENT EVENTS

Amendment to 2016 Credit Agreement

On October 31, 2019, we entered into an amendment of our 2016 Credit Agreement due 2022 (“Third Amendment”). The Third Amendment provides for, among other things, (i) a new three-year Term A loan in the aggregate principal amount of $64.0 million (the “Initial Term A Loan”), which refinances in full our existing Term B term loan facility under the 2016 Credit Agreement, and has no regularly scheduled amortization, and (ii) a new five-year revolving credit facility due 2024 in an aggregate principal amount of up to $80.0 million (the “New Revolving Facility”), which replaces our existing $40.0 million revolving credit facility under the 2016 Credit Agreement, and includes a swing-line facility and letter of credit facility. Our obligations under the 2016 Credit Agreement continue to be secured by substantially all of our assets, as well as our direct and indirect subsidiaries’ assets.

Pursuant to the Third Amendment, interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto.  The Third Amendment decreases the applicable interest rate margins for the Initial Term Loan A from (i) 2.50% to a spread of 1.00% to 1.75% based on our first lien net leverage ratio, in the case of the Base Rate Loans (with a floor of 100 basis points), and (ii) 3.50% to a spread ranging from 2.00% to 2.75% based on our first lien leverage ratio, in the case of the Eurodollar Loans (with a floor of zero basis points).

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. We estimate that fees and costs relating to the Third Amendment will be approximately $0.8 million, which we expect can be deferred and amortized.

In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. We expect that deferred financing costs and original issue discount allocated to these lenders of approximately $1.5 million will be written-off and classified as debt extinguishment costs in the condensed consolidated statement of operations for our fiscal year ended December 28, 2019.

Announcement of Executive Departure

On October 27, 2019, Scott Gates notified the Company that he will resign his position as President of the Company’s Western Business Unit and its Western Window Systems business, effective January 31, 2020. Following his resignation, Mr. Gates plans to establish a social entrepreneurship organization that will provide jobs, skills training and career paths for those in prison and former inmates.

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

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the matters set forth in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “expected,” “excited,” “guidance,” “believe,” “expect,” “may,” “outlook,” “forecast,” “intend,” “could,” “project,” “estimate,” “anticipate,” “should,” “plan” and similar terminology. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause our actual results to differ materially from those set forth in the forward-looking statements. Those risks and uncertainties that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

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

Any forward-looking statements made by us or on our behalf, including our full-year guidance range for 2019, speak only as of the date they are made and, except as may be required by law, we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances.

EXECUTIVE OVERVIEW

Sales and Operations

With our acquisition of Western Windows Systems (“WWS”) in August 2018, we believe we have positioned PGT Innovations as a national leader in the premium window and door space. The addition of Western Window Systems’ footprint supports the component of our strategic vision focused on expanding outside of Florida with niche products that we expect to maintain and strengthen our margin profile. The WWS acquisition also helped us achieve more geographic and product diversity.

Although we achieved sales growth in our Western segment in the third quarter of 2019 compared to the third quarter of 2018, our 2019 third quarter results reflect an expected decrease of sales into both the repair and remodel market, and to a lesser extent our new construction market, of our legacy business, after as compared to the record-setting growth we experienced in 2018, which was driven by increased customer awareness of the benefits of our impact resistant products and increased repair and remodeling activity after two major hurricanes in 2017. Sales in the 2019 third quarter were also negatively affected by the disruptions to many of our customers’ businesses caused by Hurricane Dorian in late August 2019, which resulted in a decrease in customer orders and shipments for us.

Gross margin decreased 1.3 percentage points, to 35.4% in this year’s third quarter, compared to 36.7% in the third quarter of 2018, primarily due to the unfavorable effects of shifts in the mix of products sold, the decrease in sales volume in our legacy business, and decreases in our product prices due to certain promotions during the quarter. These negative factors were partially offset by the inclusion of the gross profits of our WWS for the entire third quarter in 2019, compared to only the post-acquisition period in the third quarter of 2018. The unfavorable impact of the challenging factors affecting our gross profit in the 2019 third quarter was partially offset by the benefits we experienced from our ability to leverage fixed costs.

Net income per diluted share of $0.26, which was flat compared to last year’s third quarter, was impacted by a higher level of weighted-average outstanding shares as a result of our issuance of an additional 7,000,000 shares of our Company’s common stock (“Equity Issuance”) in September 2018. Despite the decline in our legacy sales into the repair and remodel and new construction markets, as compared to the record year we experienced in 2018, we believe we will continue to benefit from the strength of our brands, and are implementing advertising, marketing and sales initiatives that we believe will drive sales in the fourth quarter of 2019 and in 2020.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of operations as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	September 28,		September 29,
	2019		2018
	(unaudited)
Net sales	$197,823	100.0%	$199,084	100.0%
Cost of sales	127,828	64.6%	126,086	63.3%

Gross profit	69,995	35.4%	72,998	36.7%

Selling, general and administrative expenses	44,564	22.5%	44,055	22.1%

Income from operations	25,431	12.9%	28,943	14.5%

Interest expense, net	6,452	3.3%	11,741	5.9%
Debt extinguishment costs	—	-	296	0.1%

Income before income taxes	18,979	9.6%	16,906	8.5%

Income tax expense	3,873	2.0%	3,335	1.7%

Net income	$15,106	7.6%	$13,571	6.8%

	Nine Months Ended
	September 28,		September 29,
	2019		2018
	(unaudited)
Net sales	$570,130	100.0%	$508,606	100.0%
Cost of sales	365,925	64.2%	330,888	65.1%

Gross profit	204,205	35.8%	177,718	34.9%

Selling, general and administrative expenses	132,604	23.3%	105,293	20.7%
Gains on sales of assets under APA	—	-	(2,551)	(0.5)%

Income from operations	71,601	12.6%	74,976	14.7%

Interest expense, net	19,922	3.5%	19,393	3.8%
Debt extinguishment costs	—	-	3,375	0.7%

Income before income taxes	51,679	9.1%	52,208	10.3%

Income tax expense	11,271	2.0%	8,749	1.7%

Net income	$40,408	7.1%	$43,459	8.5%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

Net sales

	Three Months Ended
	September 28, 2019	September 29, 2018
	Net Sales	Net Sales
(in millions)
Total net sales	$197.8	$199.1

Net sales for the third quarter of 2019 were $197.8 million, a $1.3 million, or 0.6%, decrease in sales, from $199.1 million in the third quarter of the prior year. Net sales of our Southeast segment were $158.3 million in the third quarter of 2019, compared with $177.0 million in the 2018 third quarter, a decrease of $18.7 million. Net sales of our Western segment were $39.5 million in the third quarter of 2019, compared with $22.1 million in the third quarter of 2018, an increase of $17.4 million. Sales of our Western segment are composed of the sales of WWS, which were $35.9 million in the third quarter of 2019, compared with $18.7 million in the third quarter of 2018 from the date of the acquisition, and sales of our legacy business into the west, which were $3.5 million in the three months ended September 28, 2019, and $3.4 million in the three months ended September 29, 2018.

The $1.3 million decrease in net sales for the third quarter of 2019 of was driven by the $18.7 million decline in sales of our Southeast segment, which includes a $15.7 million decrease in sales into the repair and remodel market of our legacy business, partially offset by the net increase in sales of $17.2 million from inclusion of our WWS business for an entire quarter in 2019, compared to only the post-acquisition period in 2018. Sales in the 2019 third quarter were also negatively affected by the disruptions to many of our customers caused by Hurricane Dorian in late August 2019, which resulted in decreased orders and shipments for us.

Gross profit and gross margin

Gross profit was $70.0 million in the third quarter of 2019, a decrease of $3.0 million, or 4.1%, from $73.0 million in the third quarter of 2018. The gross margin percentage was 35.4% in the third quarter of 2019, compared to 36.7% in the prior year third quarter, a decrease of 1.3%. Gross margin decreased in the third quarter of 2019 due primarily to the unfavorable effects of a change in the mix of products sold, lower gross margin on lower volume, and decreases in our product prices due to certain promotions in the quarter. These decreases were partially offset by the inclusion of the gross profits of WWS for the entire third quarter of 2019, as compared to only the post-acquisition period in the 2018 third quarter.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $44.6 million in the third quarter of 2019, an increase of $0.5 million, from $44.1 million in the third quarter of 2018. SG&A in the third quarter of 2019 was 22.5% of net sales, compared to 22.1% of net sales in the third quarter of 2018. The increase in SG&A is primarily the result of the inclusion of the SG&A expenses of WWS for the entire third quarter of 2019, compared with only the post-acquisition-period in 2018, which resulted in an increase in SG&A totaling $6.1 million, including an increase of $1.2 million in amortization of the amortizable intangible asset acquired in the acquisition. Excluding the increase in SG&A from the inclusion of WWS, SG&A decreased $5.6 million in the third quarter of 2019, compared to the third quarter of 2018. The decrease in SG&A was primarily driven by a decrease of personnel-related costs, and a decrease of acquisition costs of $2.8 million relating to the WWS acquisition included in the third quarter of 2018. These decreases were partially offset by an increase in marketing costs, including higher promotional costs, and other selling cost increases.

Interest expense, net

Interest expense was $6.5 million in the third quarter of 2019, a decrease of $5.3 million, or 45.0%, from $11.7 million in the third quarter of 2018. Interest expense in the third quarter of 2018 included $5.3 million in accelerated amortization of lenders fees and discount relating to the prepayment of $152.0 million in borrowings under the term loan portion of the 2016 Credit Agreement we made on September 18, 2018. There were no prepayments of term loan borrowings during 2019. Excluding the decrease in interest expense from the $5.3 million of accelerated amortization of lenders fees and discount included in the third quarter of 2018, interest expense was flat in the third quarter of 2019, compared to the third quarter of 2018. There was an increase in interest expense due to the issuance of the 2018 Senior Notes due 2026, composed of $315.0 million aggregate principal amount of 6.75% unsecured senior notes due 2026, which carries a higher per-annum interest rate and has a higher principal amount outstanding than borrowings under the term loan portion of the 2016 Credit Agreement due 2022. This increase in interest expense was offset by the effect on interest expense from the prepayment of $152.0 million in borrowings under the 2016 Credit Agreement due 2022 from the proceeds of the Equity Issuance in September 2018.

Debt extinguishment costs

Debt extinguishment costs were $296 thousand in the third quarter of 2018. At the time of the issuance of the 2018 Senior Notes, certain existing lenders reduced their positions in the revolving credit portion of the 2016 Credit Agreement, which resulted in the write-offs of the deferred financing costs allocated to these lenders. As such, write-offs totaling $296 thousand is classified as debt extinguishment costs in the accompanying condensed consolidated statement of operations for the three months ended September 29, 2018.

Income from operations

Income from operations was $25.4 million in the third quarter of 2019, a decrease of $3.5 million, from $28.9 million in the third quarter of 2018. Income from operations in the third quarter of 2019 includes $22.7 million from our Southeast segment and $2.7 million from our Western segment, compared to $26.3 million and $2.6 million from our Southeast and Western segments, respectively, in the third quarter of 2018, all after allocation of corporate operating costs in both periods. The decrease in income from operations in the third quarter of 2019 compared to the third quarter of 2018 is primarily a result of the previously discussed decrease in gross profits and related gross margin effects.

Income tax expense

Our income tax expense was $3.9 million for the third quarter of 2019, compared with $3.3 million for the third quarter of 2018. Our effective tax rate for the three months ended September 28, 2019, was 20.4%, and was 19.7% for the three months ended September 29, 2018.

Income tax expense in the three months ended September 28, 2019, and September 29, 2018, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $665 thousand and $1.0 million, respectively. Excluding this discrete item, as well as other minor tax credit adjustments recorded in the 2019 third quarter, the effective tax rates for the three months ended September 28, 2019, and September 29, 2018, would have been 24.8% and 25.5%, respectively.

As a result of the Tax Cuts and Jobs Act, enacted effective on December 22, 2017, our Federal corporate income tax rate has been reduced from 35%, to 21%. This reduction in rate has lowered our overall effective tax rate. Additionally, the section 199 domestic manufacturing deduction was repealed. As such, our estimated annual effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.6%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

Net sales

	Nine Months Ended
	September 28, 2019	September 29, 2018
	Net Sales	Net Sales
(in millions)
Total net sales	$570.1	$508.6

Net sales for the first nine months of 2019 were $570.1 million, a $61.5 million, or 12.1%, increase in sales, from $508.6 million in the first nine months of the prior year. Net sales of our Southeast segment were $456.4 million in the first nine months of 2019, compared with $480.0 million in the first nine months of 2018, a decrease of $23.6 million. Net sales of our Western segment were $113.7 million in the first nine months of 2019, compared with $28.6 million in the first nine months of 2018, an increase of $85.1 million. Sales of our Western segment are composed of sales of WWS, which were $105.0 million in the first nine months of 2019, compared with $18.7 million in the third quarter of 2018 from the date of the acquisition, and sales of our legacy business into the western U.S., which were $8.6 million in the nine months ended September 28, 2019, and $9.9 million in the nine months ended September 29, 2018.

The increase in net sales for the first nine months of 2019 of $61.5 million was driven by the net increase in sales of $86.3 million from WWS, partially offset by the $23.6 million decline in sales of our Southeast segment, which includes a $26.0 million decrease in sales into the repair and remodel market of our legacy business. Sales in the first nine months of 2019 were also negatively affected by the disruptions to many of our customers’ operations caused by Hurricane Dorian in late August 2019, which resulted in a decrease in orders and shipments for us.

Gross profit and gross margin

Gross profit was $204.2 million in the first nine months of 2019, an increase of $26.5 million, or 14.9%, from $177.7 million in the first nine months of 2018. The gross margin percentage was 35.8% in the first nine months of 2019, compared to 34.9% in the first nine months of 2018, an increase of 0.9%. Gross margin improved in the first nine months of 2019 due primarily to the addition of WWS. Increases in gross margin due to benefits from price increases in the first quarter of 2019, and operating efficiencies in the first nine months of 2019 compared to the same period last year, were offset by the unfavorable effects of a change in the mix of products sold, lower gross margin on lower volume, and increased material costs.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $132.6 million in the first nine months of 2019, an increase of $27.3 million, from $105.3 million in the first nine months of 2018. SG&A in the first nine months of 2019 was 23.3% of net sales, compared to 20.7% of net sales in the first nine months of 2018. The increase in SG&A is primarily the result of the inclusion of the SG&A expenses of WWS for the entire first nine months of 2019, compared with only the post-acquisition-period in 2018, which resulted in an increase in SG&A totaling $31.1 million, including an increase of $5.9 million in amortization of the amortizable intangible asset acquired in the WWS acquisition. Excluding the increase in SG&A from the inclusion of WWS, SG&A decreased $3.8 million in the first nine months of 2019, compared to the first nine months of 2018. The decrease in SG&A was primarily driven by a decrease of personnel-related costs, and a decrease of acquisition costs of $3.8 million relating to the WWS acquisition included in the third quarter of 2018. These decreases were partially offset by an increase in legacy business selling and distribution costs in the first nine months of 2019 compared to 2018. There was also an increase in SG&A relating to an unusually high level of bad debt expense recorded in the second quarter of 2019, and an increase in marketing costs, including higher promotional costs. The remaining increase is related to a higher level of overall spending on SG&A related costs, including higher legal and other professional fees.

Gains on sales of assets under APA

On September 22, 2017, we entered into the APA with Cardinal for the sale to Cardinal of certain manufacturing equipment we used in processing glass components for PGT-branded doors. Substantially all of the remaining machinery and equipment was transferred to Cardinal during the second quarter of 2018, which had a net book value of $3.2 million and fair value of $5.8 million. We recognized gains on disposals for the difference totaling $2.6 million during the nine months ended September 29, 2018, classified as a separate line item in the accompanying condensed consolidated statements of operations for the nine months ended September 29, 2018.

Interest expense, net

Interest expense was $19.9 million in the first nine months of 2019, an increase of $0.5 million, or 2.7%, from $19.4 million in the first nine months of 2018. Interest expense in the first nine months of 2018 included $5.3 million in accelerated amortization of lenders fees and discount relating to the prepayment of $152.0 million in borrowings under the term loan portion of the 2016 Credit Agreement we made on September 18, 2018. There were no prepayments of term loan borrowings during 2019. Excluding the decrease in interest expense from the $5.3 million in accelerated amortization of lenders fees and discount included in the first nine months of 2018, interest expense increased $5.8 million in the first nine months of 2019, compared to the first nine months of 2018. The increase in interest expense is due primarily to the issuance of the 2018 Senior Notes due 2026, composed of $315.0 million aggregate principal amount of 6.75% unsecured senior notes due 2026. The 2018 Senior Notes due 2026 carry a higher per-annum interest rate and have a higher principal amount outstanding than borrowings under the term loan portion of the 2016 Credit Agreement due 2022. This increase in interest expense was partially offset by the effect of the prepayment of $152.0 million in borrowings under the 2016 Credit Agreement due 2022 from the proceeds of the Equity Issuance in September 2018.

Debt extinguishment costs

Debt extinguishment costs were $3.4 million in the first nine months of 2018. In connection with the Second Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement, which resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders. Additionally, at the time of the issuance of the 2018 Senior Notes, certain existing lenders reduced their positions in the revolving credit portion of the 2016 Credit Agreement, which resulted in the write-offs of the deferred financing costs allocated to these lenders. As such, write-offs totaling $3.4 million is classified as debt extinguishment costs in the accompanying condensed consolidated statement of operations for the nine months ended September 29, 2018, including $296 thousand during the three months ended September 29, 2018.

Income from operations

Income from operations was $71.6 million in the first nine months of 2019, a decrease of $3.4 million, from $75.0 million in the first nine months of 2018. Income from operations in the first nine months of 2019 includes $61.1 million from our Southeast segment and $10.5 million from our Western segment, compared to $71.4 million and $3.6 million from our Southeast and Western segments, respectively, in the first nine months of 2018, all after allocation of corporate operating costs in both periods. The decrease in income from operations in the first nine months of 2019 compared to the first nine months of 2018 is a result of the increase in SG&A, including higher amortization, substantially offset by a higher amount of gross profit in the first nine months of 2019 compared to the same period of last year. Income from operations also includes the gains on sales of assets under the APA with Cardinal of $2.6 million in the nine months ended September 29, 2018.

Income tax expense

Our income tax expense was $11.3 million for the first nine months of 2019, compared with $8.7 million for the first nine months of 2018. Our effective tax rate for the nine months ended September 28, 2019, was 21.8%, and was 16.8% for the nine months ended September 29, 2018.

Income tax expense in the nine months ended September 28, 2019, and September 29, 2018, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $1.7 million and $4.6 million, respectively. Excluding this discrete item, as well as other minor tax credit adjustments recorded in the 2019 third quarter, the effective tax rates for the nine months ended September 28, 2019, and September 29, 2018, would have been 25.3% and 25.6%, respectively.

As a result of the Tax Cuts and Jobs Act, enacted effective on December 22, 2017, our Federal corporate income tax rate has been reduced from 35%, to 21%. This reduction in rate has lowered our overall effective tax rate. Additionally, the section 199 domestic manufacturing deduction was repealed. As such, our estimated annual effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.6%.

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

Consolidated Cash Flows

Operating activities. Cash provided by operating activities during the first nine months of 2019 was $54.3 million, compared to cash provided of $64.6 million in the first nine months of 2018. The decrease in cash provided by operating activities for the first nine months of 2019, as compared to the first nine months of 2018, of $10.3 million, was due to the factors set forth in the table below.

Direct cash flows from operations for the first nine months of 2019 and 2018 are as follows:

	Direct Operating Cash Flows
	Nine Months Ended
	September 28,	September 29,
(in millions)	2019	2018
Collections from customers	$574.6	$490.7
Other collections of cash	6.4	5.2
Disbursements to vendors	(356.0)	(308.8)
Personnel related disbursements	(136.5)	(114.5)
Income taxes paid, net	(10.8)	(17.2)
Debt service payments	(23.3)	(9.8)
Cash received from Cardinal under supply agreement	-	19.0
Other cash activity, net	(0.1)	-

Cash from operations	$54.3	$64.6

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 42 days at September 28, 2019, compared to 39 days at September 29, 2018.

Inventory on hand as of September 28, 2019, was $47.6 million, compared to $44.7 million at December 29, 2018, an increase of $2.9 million.

We monitor and evaluate raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock. Because a significant portion of our products are made-to-order, we have a low amount of work-in-process inventory. As a result of these factors, our inventories are not excessive, and we believe the value of such inventories will be realized through sales.

Investing activities. Cash used in investing activities was $20.2 million for the first nine months of 2019, compared to cash used in investing activities of $371.1 million for the first nine months of 2018, a decrease in cash used in investing activities of $350.9 million. There was a decrease in cash used in investing activities due to a decrease in capital expenditures of $1.5 million, which went from $21.7 million in the first nine month of 2018, to $20.2 million in the first nine months of 2019. Proceeds from disposals of assets in the first nine months of 2019 was less than $0.1 million, compared with $5.9 million in the first nine months of 2018, which was almost entirely composed of cash received from the sales of assets under the Cardinal APA. Finally, in the third quarter of 2018, we used $355.2 million in cash to acquire WWS.

Financing activities. Cash used in financing activities was $4.9 million in the first nine months of 2019, compared to cash provided by financing activities of $304.7 million in the first nine months of 2018, a decrease in cash provided of $309.6 million. In the third quarter of 2018, we issued the 2018 Senior Notes, which provided proceeds of $315.0 million. Also in the third quarter of 2018, we issued Company common stock in the 2018 Equity Issuance, which provided net proceeds of $152.7 million. Using primarily the proceeds from the 2018 Equity Issuance, we made repayments of long-term debt of nearly $152.2 million in the first nine months of 2018, compared with repayments of long-term debt of $0.2 million in the first nine months of 2019.During the three months ended September 28, 2019, we made repurchases of 393,819 shares of our common stock totaling $5.5 million under a repurchase program authorized by our Board of Directors. See the section below titled Share Repurchase Program for additional information regarding this program. There were payments of financing costs totaling $12.1 million in the first nine months of 2018, related to the Second Amendment. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $0.5 million in the first nine months of 2019, versus $0.6 million in the first nine months of 2018, a decrease in cash used of $0.1 million. Proceeds from the exercises of stock options were $1.3 million in the first nine months of 2019, compared to $1.9 million in the first nine months of 2018, a decrease in proceeds of $0.6 million.

During the nine months ended September 28, 2019, we made payments of estimated federal and state income taxes of $10.8 million. We received no refunds of federal or state income taxes in the first nine months of 2019. During the nine months ended September 29, 2018, we made payments of estimated federal and state income taxes totaling $17.2 million, including an estimated Federal income tax payment totaling $9.0 million relating to the 2017 tax year. The Internal Revenue Service provided tax relief relating to taxpayers in certain designated areas of Florida impacted by Hurricane Irma in September 2017, which included all counties in Florida in which we operate. As a result, the deadline for remitting our required 2017 third quarter estimated payment for corporate income taxes was extended to January 31, 2018.

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

The offering resulted in gross proceeds to the Company of $161.0 million. Net of an underwriting fee of $1.15 per share, net cash proceeds to the Company approximated $153.0 million. We used $152.0 million of these proceeds to prepay borrowings outstanding under the term loan portion of the 2016 Credit Agreement. The remainder of the proceeds were used for working capital or general corporate purposes, including payment of offering expenses of approximately $447 thousand, classified as a reduction of additional paid-in capital.

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

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, which is being amortized under the effective interest method. See “Deferred Financing Costs” below. As of September 28, 2019, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $315.0 million, and accrued interest totaled $3.5 million.

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

In connection with the Second Amendment, certain existing lenders changed their positions in or exited the 2016 Credit Agreement due 2022, which resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders. Additionally, at the time of the issuance of the 2018 Senior Notes due 2026, certain existing lenders reduced their positions in the revolving credit portion of the 2016 Credit Agreement due 2022, which resulted in the write-offs of the deferred financing costs allocated to these lenders. As such, write-offs totaling $3.4 million is classified as debt extinguishment costs in the accompanying condensed consolidated statement of operations for the nine months ended September 29, 2018.

Regarding the first amendment to the 2016 Credit Agreement due 2022, as described above, as there were no changes in lender positions, this action did not result in any modifications or extinguishments of debt. Therefore, there was no charge for debt extinguishment costs in 2017.

Interest on all loans under the 2016 Credit Agreement due 2022 is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement due 2022 on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 5.69% as of September 28, 2019, and was 5.84% at December 29, 2018.

We also pay quarterly fees on the unused portion of the revolving credit facility equal to 50 basis points per annum as well as a quarterly letter of credit fee at 575 basis points per annum plus a 12.5 basis point facing fee per annum on the face amount of any outstanding letters of credit. As of September 28, 2019, there were $2.1 million in letters of credit outstanding and $37.9 million available under the revolver.

The 2016 Credit Agreement due 2022 contains a springing financial covenant that would apply if we draw in excess of twenty percent (20%) of the revolving facility commitment (excluding $7.5 million of undrawn letters of credit and letters of credit and draws thereunder that are cash collateralized at 105% of the stated amount thereof from such availability test). To the extent in effect, the springing financial covenant would prohibit us from exceeding a maximum first lien net leverage ratio (based on the ratio of total first lien (less unrestricted cash) debt to EBITDA) as of the last day of each applicable fiscal quarter. To the extent the springing financial covenant is in effect, the first lien net leverage ratio cannot exceed 4.00:1.00 as of the last day of the fiscal quarter ending on September 28, 2019. We were not required to test our first lien net leverage ratio for the quarter ending September 28, 2019 because we did not exceed 20% of our revolving capacity. We believe that our total net leverage ratio during the third quarter of 2019 has been, and during the remainder of 2019 will continue to be, in compliance with the 2016 Credit Agreement due 2022, and that we are in compliance with all covenants.

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

On September 18, 2018, contemporaneously with the 2018 Equity Issuance, we prepaid $152.0 million in borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022. On December 19, 2018, we voluntarily prepaid an additional $8.0 million in borrowings under the 2016 Credit Agreement due 2022. As of September 28, 2019, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $64.0 million, and accrued interest was $0.5 million.

Amendment to 2016 Credit Agreement

On October 31, 2019, we entered into an amendment of our 2016 Credit Agreement due 2022 (“Third Amendment”). The Third Amendment provides for, among other things, (i) a new three-year Term A loan in the aggregate principal amount of $64.0 million (the “Initial Term A Loan”), which refinances in full our existing Term B term loan facility under the 2016 Credit Agreement, and has no regularly scheduled amortization, and (ii) a new five-year revolving credit facility due 2024 in an aggregate principal amount of up to $80.0 million (the “New Revolving Facility”), which replaces our existing $40.0 million revolving credit facility under the 2016 Credit Agreement, and includes a swing-line facility and letter of credit facility. Our obligations under the 2016 Credit Agreement continue to be secured by substantially all of our assets, as well as our direct and indirect subsidiaries’ assets.

Pursuant to the Third Amendment, interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto.  The Third Amendment decreases the applicable interest rate margins for the Initial Term Loan A from (i) 2.50% to a spread of 1.00% to 1.75% based on our first lien net leverage ratio, in the case of the Base Rate Loans (with a floor of 100 basis points), and (ii) 3.50% to a spread ranging from 2.00% to 2.75% based on our first lien leverage ratio, in the case of the Eurodollar Loans (with a floor of zero basis points).

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. We estimate that fees and costs relating to the Third Amendment will be approximately $0.8 million, which we expect can be deferred and amortized.

In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. We expect that deferred financing costs and original issue discount allocated to these lenders of approximately $1.5 million will be written-off and classified as debt extinguishment costs in the condensed consolidated statement of operations for our fiscal year ended December 28, 2019.

Deferred Financing Costs

The activities relating to third-party fees and costs, lender fees and discount for the nine months ended September 28, 2019, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$12,361
Less: Amortization expense relating to 2016 Credit Agreement	(552)
Less: Amortization expense relating to 2018 Senior Notes	(751)

At end of period	$11,058

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of September 28, 2019, is as follows:

(in thousands)	Total
Remainder of 2019	$449
2020	1,913
2021	1,893
2022	1,353
2023	1,359
Thereafter	4,091

Total	$11,058

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $204.0 million since its inception in February 2016, we have no future scheduled repayments until the maturity of the facility on February 21, 2022. The contractual future maturities of long-term debt outstanding, including the remaining balance of the financing arrangement described as other debt, as of September 28, 2019, are as follows (at face value):

(in thousands)
Remainder of 2019	$—
2020	—
2021	—
2022	63,975
2023	—
Thereafter	315,000

Total	$378,975

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first nine months of 2019, capital expenditures were $20.2 million, compared to $21.7 million for the first nine months of 2018. In 2019, including the capital expenditures of WWS, we expect to spend approximately $32 to $38 million on capital expenditures. Our capital expenditure program is geared towards making investments in capital assets targeted at increasing both gross sales and margins, but also includes capital expenditures for maintenance capital.

Aluminum Forward Contracts. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. At September 28, 2019, the fair value of our aluminum forward contracts was in a net liability position of $2.5 million. We had 36 outstanding forward contracts for the purchase of 34.5 million pounds of aluminum through December 2019, at an average price of $0.87 per pound, which excludes the Midwest premium, with maturity dates of between one month and fifteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of September 28, 2019.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of September 28, 2019, that we expect will be reclassified to earnings within the next twelve months, will be approximately $2.4 million.

Share Repurchase Program. On May 22, 2019, our Board of Directors authorized and approved a share repurchase program of up to $30 million. The repurchases may be made in open market or private transactions from time to time. Repurchases of shares may be made under a Rule 10b5-1 plan, which would permit repurchases when we might otherwise be precluded from doing so under applicable laws. We base repurchase decisions, including the timing of repurchases, on factors such as our stock price, general economic and market conditions, the potential impact on our capital structure, the expected return on competing uses of capital such as strategic acquisitions and capital investments, and other corporate considerations, as determined by our management. The repurchase program may be suspended or discontinued at any time. We do not intend to repurchase any shares from directors, officers, or other affiliates. The program does not obligate us to acquire any specific number of shares. The timing, manner, price and amount of repurchases will be determined at our discretion, and the program may be suspended, terminated or modified at any time for any reason. No repurchases were made under the program during the period from the inception of the program on May 22, 2019, through the end of the second quarter of 2019. During the three months ended September 28, 2019, we made repurchases of 393,819 shares of our common stock at a total cost of $5.5 million. During the remainder of 2019, we may continue to make opportunistic repurchases of our common stock as we see fit.

Subsequent Event

Announcement of Executive Departure

On October 27, 2019, Scott Gates notified the Company that he will resign his position as President of the Company’s Western Business Unit and its Western Window Systems business, effective January 31, 2020. Following his resignation, Mr. Gates plans to establish a social entrepreneurship organization that will provide jobs, skills training and career paths for those in prison and former inmates.

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

We identified our significant accounting policies in our Annual Report on Form 10-K for the year ended December 29, 2018. Except for the adoption of the guidance relating to leases pursuant to ASU 2016-02, discussed below, there have been no changes to our critical accounting policies during the first nine months of 2019.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process. As of September 28, 2019, we are covered for approximately 81% of our anticipated needs through December 2019 at an average price of $0.95 per pound, and for approximately 50% of our anticipated needs in 2020 at an average price of $0.83 per pound. These calculations are based only on the LME price of aluminum and excludes an estimate for the Midwest premium.

Regarding our aluminum hedging instruments for the purchase of aluminum as of September 28, 2019, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $2.8 million. This calculation utilizes our actual commitment of 34.5 million pounds under contract (to be settled throughout December 2020) and the market price of aluminum as of September 28, 2019. This calculation is based only on the LME price of aluminum and excludes an estimate for the Midwest premium.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter.

Issuer Purchases of Equity

On May 22, 2019, our Board of Directors authorized and approved a share repurchase program of up to $30 million. The repurchases may be made in open market or private transactions from time to time. Repurchases of shares may be made under a Rule 10b5-1 plan, which would permit repurchases when the Company might otherwise be precluded from doing so under applicable laws. The Company bases repurchase decisions, including the timing of repurchases, on factors such as the Company’s stock price, general economic and market conditions, the potential impact on the Company’s capital structure, the expected return on competing uses of capital such as strategic acquisitions and capital investments, and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time.

The following table presents information regarding the total number of shares repurchased, average price paid per share, the number of shares repurchased under the program, and maximum approximate dollar value of shares that may yet be purchased under the plan, by month for the three-month period ended September 28, 2019:

		Purchases of Equity Securities
Period	Beginning and Ending Dates	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs at End of Period (in millions)

July 2019	June 30 to July 27	-	-	-	$30.00

August 2019	July 28 to August 24	358,719	$14.0815	358,719	$24.95

September 2019	August 25 to September 28	35,100	$13.9818	35,100	$24.46

		393,819	$14.0726	393,819

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT INNOVATIONS, INC.
(Registrant)

Date: November 7, 2019	/s/ Sherri Baker
Sherri Baker
Senior Vice President and Chief Financial Officer