Form 10-K
period 2019-12-28
PGT Innovations, Inc.
filed 2020-02-26
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2019 was approximately $947,888,919 based on the closing price per share on that date of $16.72 as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 6, 2020, was 58,579,714.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The Company’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PGT Innovations, Inc.

Subsidiaries
Consent of KPMG LLP
CEO Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
CFO Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
CEO Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
CFO Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

From time to time, we have made or will make forward-looking statements within the meaning of Section 21E of the Exchange Act. For those statements we claim the protection of the safe harbor provisions for forward-looking statements contained in such section. Forward-looking statements are not a statement of historical facts but are based on management’s current beliefs, assumptions and expectations regarding our future performance, taking into account the information currently available to management. Forward-looking statements usually can be identified by the use of words such as “goal”, “objective”, “plan”, “expect”, “anticipate”, “intend”, “project”, “believe”, “estimate”, “may”, “could”, or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, results, circumstances or aspirations. Our disclosures in this Annual Report on Form 10-K (this “Report”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission and in oral presentations. Forward-looking statements are based on assumptions and by their nature are subject to risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•

unpredictable weather and macroeconomic factors that may negatively impact the repair and remodel and new construction markets and the construction industry generally, especially in the state of Florida and the western United States, where the substantial portion of our sales are currently generated, and in the U.S. generally;

•	changes in raw material prices, especially for aluminum, glass and vinyl, including, price increases due to the implementation of tariffs and other trade-related restrictions;
•	our dependence on a limited number of suppliers for certain of our key materials;
•	our dependence on our impact-resistant product lines and contemporary indoor/outdoor window and door systems, and on consumer preferences for those types and styles of products;
•

the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, our acquisitions of NewSouth Window Solutions (“NewSouth”) and Western Window Systems;

•	our level of indebtedness, which increased in connection with our acquisition of Western Window Systems, and increased further in connection with our acquisition of NewSouth;
•

increases in bad debt owed to us by our customers in the event of a downturn in the home repair and remodeling or new home construction channels in our core markets and our inability to collect such debt;

•

the risks that the anticipated cost savings, synergies, revenue enhancement strategies and other benefits expected from our acquisitions of NewSouth and Western Window Systems may not be fully realized or may take longer to realize than expected or that our actual integration costs may exceed our estimates;

•	increases in transportation costs, including increases in fuel prices;
•	our dependence on our limited number of geographically concentrated manufacturing facilities;
•	sales fluctuations to and changes in our relationships with key customers;
•	federal, state and local laws and regulations, including unfavorable changes in local building codes and environmental and energy code regulations;
•

risks associated with our information technology systems, including cybersecurity-related risks, such as unauthorized intrusions into our systems by “hackers” and theft of data and information from our systems, and the risks that our information technology systems do not function as intended or experience temporary or long-term failures to perform as intended;

•	product liability and warranty claims brought against us;
•

in addition to the acquisitions of NewSouth and Western Window Systems, our ability to successfully integrate businesses we may acquire in the future, or that any business we acquire may not perform as we expected at the time we acquired it; and;

•	the other risks and uncertainties discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 28, 2019.

Statements in this Report that are forward-looking statements include, without limitation, our expectations regarding: (1) demand for our products going forward, including the demand for our impact-resistant products and the products of Western Window Systems; (2) our market position and the positioning of our brands;  (3) our product innovation; (4) our ability to adjust our operations, sales and other business activities and functions to respond to changes in product mix; (5) our ability to continue to achieve manufacturing and operational efficiencies, including with respect to labor costs; (6) our manufacturing capacity; (7) the economy, and single family housing starts in particular, in the state of Florida and in the states in the western United States, including California;  (8) materials costs, including with respect to aluminum; (9) the Company’s ability to continue to grow its sales and earnings going forward; (9) our ability to position ourselves as a national leader in the premium window and door market, and our performance in that market; (10) our ability to identify and complete operational and strategic initiatives in the future, and the results of any such initiatives; and (11) our forecasted financial and operational performance for our 2020 fiscal year. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the date of this Report.

PART I

Item 1.	BUSINESS

Our Company

PGT Innovations, Inc. (“we,” “us,” “our,” “PGTI” or the “Company”) manufactures and supplies premium windows and doors. Its highly-engineered and technically-advanced products can withstand some of the toughest weather conditions on earth and unify indoor/outdoor living spaces. We create value through deep customer relationships, understanding the unstated needs of the markets we serve and a drive to develop category-defining products. We believe we are also the nation’s largest manufacturer of impact-resistant windows and doors, hold the leadership position in our primary markets, and we are part of the S&P SmallCap 400 Index. We manufacture complete lines of high-end, luxury, premium and mass-custom fully customizable aluminum and vinyl windows and doors and porch enclosure products, targeting both the residential repair and remodeling and new construction end markets. We market our impact-resistant products under four recognized brands: PGT® Custom Windows & Doors, CGI® Windows and Doors, WinDoor®, and, following our acquisition of NewSouth Window Solutions on February 1, 2020, the NewSouth brands. We believe all of these brands are positively associated with service, performance, quality, durability and energy efficiency. We also market a line of window and door products designed to unify indoor/outdoor living spaces under the Western Window Systems® brands, which we believe are associated with innovation, quality, durability and energy efficiency in the indoor/outdoor living space markets. Many of these brands have been added to our portfolio through the acquisitions described below.

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

•

On August 13, 2018, we completed the acquisition of Western Window Systems (the “WWS Acquisition”), an award-winning designer and manufacturer of premium contemporary doors and window systems with a focus on unifying indoor/outdoor living spaces. The Western Window Systems Acquisition has increased and diversified our product offerings and enabled us to expand beyond our previous geographically focused portfolio of primarily impact-resistant products.

•

On February 1, 2020, we completed the acquisition of NewSouth Window Solutions for $92 million in cash (the “NewSouth Acquisition”), financed by the add-on issuance of $50.0 million aggregate principal amount of 6.75% senior notes (“Additional Senior Notes”), together with cash in hand. NewSouth is a manufacturer and installer of factory-direct, energy-efficient windows and doors, including both impact-resistant and non-impact residential products. NewSouth has eight retail showrooms in several locations throughout Florida, with an additional showroom in Charleston, South Carolina.

Our impact-resistant products combine heavy-duty aluminum or vinyl frames with laminated glass to ensure structural integrity, which provides protection from wind-driven projectiles of all sizes and other debris during a storm. Our impact-resistant products substantially reduce the likelihood of penetration by impacting projectiles, protecting people and property, while providing expansive, unblocked exterior views that other forms of protection, such as shutters or wood coverings, do not provide. Our impact-resistant products also offer many other benefits, including: (1) abatement of sound to substantially decrease outside noise, including during hurricanes; (2) protection against the damaging effects of ultra-violet light; (3) reduction of energy loss due to changing external temperatures; and (4) energy efficiency that can significantly reduce cooling and heating costs, as evidenced by the energy ratings our products have received. These impact-resistant products satisfy the nation’s most stringent building codes in hurricane-prone coastal states and provide an attractive alternative to shutters and other “active” forms of hurricane protection that require installation and removal before and after each storm. We also manufacture vinyl porch and patio enclosure products that are designed to allow air flow while protecting against inclement weather, making outdoor spaces more inviting.

The addition of Western Window Systems (“WWS”) to our family of brands expanded our portfolio of offerings and our geographical footprint and added award-winning and innovative products that combine performance and quality with clean, functional designs. Its products are designed for strength, easy integration into a variety of spaces, smooth operation and are tested for durability.

The acquisition of NewSouth is expected to support our diversification into growing segments in the window and door industry, by enabling us to enter the direct-to-consumer channel, where NewSouth is a market leader in Florida. NewSouth's direct-to-consumer model is supported by its showrooms and in-home sales. With the addition of NewSouth, we expect to continue our strategy to grow in geographic areas outside of our core markets, with showroom openings planned for northern Florida and coastal states in the South.

Our current market share in Florida, and which is the largest impact-resistant window and door market in the U.S., is greater than that of any competitor. We believe our leading market position is derived from our broad and high-quality product offerings, continuous innovation, well-recognized brands, strong customer relationships, technical capabilities, customer care and extensive knowledge of and involvement in developments regarding hurricane-protection building codes and testing protocols.

With approximately 3,000 employees (as of December 28, 2019) at our various manufacturing facilities located in North Venice, Orlando and Hialeah, Florida, and Phoenix, Arizona, our vertically integrated manufacturing capabilities include in-house glass cutting, tempering, laminating and insulating capabilities, which provide us with a consistent source of specialized glass, shorter lead times, lower costs relative to third-party sourcing and an overall more efficient production process. Additionally, our manufacturing process relies on just-in-time delivery of raw materials and components as well as synchronous flow to promote labor efficiency and throughput, allowing us to more consistently fulfill orders on-time for our valued customers.

The geographic regions in which we currently conduct business include the Southeastern U.S., Western U.S., Gulf Coast, Coastal mid-Atlantic, the Caribbean, Central America and Canada. We distribute our products through multiple channels, including approximately 1,700 independently-owned dealers and distributors, national building supply distributors, the in-home sales/custom order divisions of major U.S. home building and improvement supply retailers and, with our acquisition of NewSouth, the direct-to-consumer channel. We believe this broad distribution network provides us with the flexibility to meet demand as it shifts between the repair and remodel and residential new construction end markets.

History

PGT Innovations, Inc. is a Delaware corporation. We were formed on December 16, 2003 as PGT, Inc. and operate our business through our various subsidiaries, PGT Industries, Inc., a Florida corporation, which was founded in 1980 as Vinyl Tech, Inc. On June 27, 2006, we became a publicly listed company on the NASDAQ Global Market (NASDAQ) under the symbol “PGTI”. We changed our name to PGT Innovations, Inc. which we announced on December 14, 2016. Effective on December 28, 2016, the listing of the Company’s common stock was transferred to the New York Stock Exchange (NYSE) and our common stock began trading on the NYSE under our existing ticker symbol of “PGTI”.

Industry Segments

We operate as two segments based on geography: the Southeast segment, and the Western segment. See Note 20 to the Financial Statements in Item 8 for more information.

Our Products

PGT Custom Windows & Doors

PGT’s products carry the PGT/Visibly Better® trade mark, and are designed to be ideal for new construction and replacement projects serving the residential, commercial, high-rise and institutional markets. PGT's product line includes a variety of aluminum and vinyl windows and doors.

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

CGI

CGI’s products carry the CGI® brand and carry the trademarked product names of Estate Collection, Sentinel by CGI, Estate Entrances, Commercial Series, Targa by CGI, and Sparta. Also, under CGI, CGIC sells the Company’s commercial storefront system.

Estate Collection. Our Estate Collection of windows and doors is CGI’s premium aluminum impact-resistant product line. These windows and doors can be found in high-end homes, resorts and hotels, and in schools and office buildings. Our Estate Collection combines protection against hurricane force damage with architectural-grade quality, handcrafted details and modern engineering. These windows and doors protect and insulate against hurricane winds and wind-driven debris, outside noise, and offer UV protection. Estate’s aluminum frames are thicker than many of our competitors’ frames, making it a preferable choice for consumers in coastal areas prone to hurricanes. In January 2019, consistent with management’s plan for this product line, we began the process of making our Estate Collection part of our WinDoor product offerings, which we believe will align the Estate Collection’s status as a high-end, luxury product line, with WinDoor’s focus on the luxury market. We anticipate completion of this repositioning of the Estate Collection to WinDoor in the first half of 2020.

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

Sparta. Sparta is CGI’s line of aluminum impact-resistant windows and doors that are offered at relatively lower price points, and that meet Florida’s impact codes.

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

Western Window Systems

WWS’s products are non-impact products, and include both customized products for its custom sales channel, and standard products for its volume sales channel, and carry the Western Windows Systems® brand under three product categories of the Classic Line, Performance Line, and the Simulated Steel Line, which is a thermally-broken product

Classic Line. WWS’s Classic Line is a portfolio of high-quality, disappearing glass walls and windows that combine exceptional performance with clean design. The products of the Classic Line include fixed and operating windows, as well as well as sliding, folding and hinged doors.

Performance Line. The Performance Line by WWS is a family of moving glass walls and windows engineered to satisfy its customers’ energy and structural requirements, while promoting a contemporary design.

Simulated Steel Line. The Simulated Steel Line by WWS is a portfolio of thermally-broken, aluminum moving glass walls and windows that look like steel but are far more affordable. This portfolio of products embodies WWS’s nearly 60 years of advancements in door and window design, and we believe exhibits luxury and refinement. The Simulated Steel Line has clean, narrow profiles which gives the glass components of the products a prominent positioning, while maximizing natural light.

NewSouth

NewSouth Window Solutions manufactures replacement windows and doors which are made to better enhance the energy efficiency of customers’ homes and combine cutting-edge technologies and a dedication to quality installation.

Windows and Doors. NewSouth manufactures a wide array of single-hung, double-hung, sliding, picture and visually appealing shaped windows which are durable and energy-efficient. NewSouth also manufactures durable and attractive patio and entry doors which we believe enhance safety and improve the appearance of entry spaces.

Installation. NewSouth provides quality installation of its windows and doors through an experienced group of installation services companies who are subcontracted to install its products.

Sales and Marketing

Our sales strategy primarily focuses on attracting and retaining distributors and dealers with an expectation of consistently providing exceptional customer service, leading product designs and quality, and competitive pricing all using our advanced knowledge of building code requirements and technical expertise. We also market our products to national and regional homebuilders, who then purchase our products from dealers and distributors. With our acquisition of NewSouth Window Solutions in February 2020, our sales strategy also focuses on direct-to-consumer sales for the types of jobs and customers that our dealers historically have not targeted or serviced.

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

Our Customers

We have a highly diversified base of approximately 1,700 window distributors, building supply distributors, window replacement dealers and enclosure contractors. Our largest customer accounts for approximately 4% of net sales and our top ten customers account for approximately 22% of net sales. Our sales are driven by residential new construction and home repair and remodel end markets, which represented approximately 49% and 51% of our sales, respectively, during 2019. This compares to 41% and 59%, respectively, in 2018. The increase in the percentage of our sales made to the residential new construction market in 2019 is driven by the addition of the sales of WWS for the full year of 2019, almost all of which are made into the new construction end market.

Before the NewSouth Acquisition, we did not supply our products directly to homebuilders but believe demand for our products is also a function of our strong relationships with certain national homebuilders. With the acquisition of NewSouth, we sell direct to the customer.

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

Aluminum and vinyl extrusions accounted for approximately 36% of our material purchases during 2019. Glass, which includes sheet glass and finished glass, which we sourced from two major national suppliers, represented approximately 35% of our material purchases during 2019. Polyvinyl butyral and ionoplast, which are both used as inner layer in laminated glass, accounted for approximately 5% of our material purchases during 2019. The remainder of our material purchases in 2019 are primarily composed of hardware.

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

Backlog

Our backlog was $67.0 million as of December 28, 2019, and $63.7 million as of December 29, 2018. Our backlog consists of orders that we have received from customers that have not yet shipped, and we expect that a significant portion of our current backlog will be recognized as sales in the first quarter of 2020, due in part to our lead times which typically range from one to five weeks.

Intellectual Property

We own and have registered trademarks in the U.S. In addition, we own several patents and patent applications concerning various aspects of window assembly and related processes. We are not aware of any circumstances that would have a material adverse effect on our ability to use our trademarks and patents. If we continue to renew our trademarks when necessary, the trademark protection provided by them is perpetual.

Manufacturing

Our manufacturing facilities are in Florida, where we produce customized impact-resistant and non-impact products, and in Arizona, where we produce customized non-impact products for the custom channel of our WWS brand, and standard products for its volume channel. The manufacturing process for our PGT Custom Windows and Doors products typically begins in our glass plant in North Venice, Florida, where we cut, temper, laminate, and insulate sheet glass to meet specific requirements of our customers’ orders, although our Hialeah (CGI), Orlando (WinDoor), and Tampa (NewSouth), Florida facilities and our Phoenix, Arizona (WWS) facility primarily source their glass needs from external suppliers.

Glass is transported to our window and door assembly lines in a make-to-order sequence where it is combined with an aluminum or vinyl frame. These frames are also fabricated to order. We start with a piece of extruded material which is cut and shaped into a frame that fits the customers’ specifications. Once complete, product is immediately staged for delivery and generally shipped on our trucking fleet or with contracted carriers within 48 hours of completion.

Competition

The window and door industry is highly fragmented, and the competitive landscape is based on geography. The competition falls into the following categories.

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

Employees

As of the end of 2019, we employed approximately 3,000 people, none of whom were represented by a collective bargaining unit. We believe we have good relations with our employees.

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

Changes in weather patterns, including as a result of global climate change, could significantly affect our financial results or financial condition.

Weather patterns may affect our operating results and our ability to maintain our sales volume throughout the year. Because our dealers’ customers, and the homeowners and builders who are customers of NewSouth Window Solutions and Western Window Systems, depend on suitable weather to engage in new construction and repair and remodel projects, increased frequency or duration of extreme weather conditions could have a material adverse effect on our financial results or financial condition. For example, unseasonably cool weather or extraordinary amounts of rainfall may decrease construction activity, thereby decreasing our sales. Alternatively, extreme weather, such as hurricanes, has historically increased our brand’s visibility and customers’ demand for our impact-resistant products. Therefore, the lack of extreme weather conditions in a given year or over a period of time could result in a decrease of our sales and could have a material adverse effect on our financial results. Weather patterns are difficult to predict and may fluctuate as a result of climate change, and we cannot guarantee that extreme weather conditions will or will not occur. Also, we cannot predict the effects that global climate change may have on our business. In addition to changes in weather patterns, climate change could, for example, reduce the demand for construction, and increase the cost and reduce the availability of construction materials, raw materials and energy. New laws and regulations related to global climate change may also increase our expenses or reduce our sales.

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

We obtain a significant portion of our key raw materials, such as glass, aluminum and vinyl components, from a few key suppliers, and obtain the polyvinyl butyral interlayers used in certain of our products from a sole supplier. If any of these suppliers is unable to meet its obligations under present or any future supply agreements, the agreements could be terminated, or we may not be able to obtain certain raw materials on commercially reasonable terms and may suffer a significant interruption in our ability to manufacture our products, including because it may be difficult to find substitute or alternate suppliers as the glass, interlayers and aluminum and vinyl extrusions we use are customized. A supplier may also choose, subject to existing contracts, to modify its relationship due to general economic concerns or concerns relating to the supplier or us, at any time. These modifications could include requirements from our suppliers that we provide them additional security in the form of prepayments or letters of credit.

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

Our business currently is geographically concentrated in Florida and that concentration increased with our acquisition of NewSouth Window Solutions.

All of our manufacturing facilities, except for one in Arizona, are located in Florida, where the substantial portion of our sales are made. We believe that focusing operations into manufacturing locations in Florida optimizes manufacturing efficiencies and logistics, and we believe that a focused approach to growing our market share within our core wind-borne debris markets in Florida, from the Gulf Coast to the mid-Atlantic, and certain international markets, will maximize value and return. Our acquisition of NewSouth Window Solutions increased our manufacturing and sales concentration in Florida, although we expect to expand NewSouth’s sales and market share in northern Florida and certain other southern coastal states. Our Western Window Systems manufacturing facility in Arizona and the markets served by that business in the Western United States may not provide adequate geographic diversification for our business, as we expect that the primary concentration of our business will continue to be in Florida, and another prolonged decline in the economy of the state of Florida or of certain coastal regions, a change in state and local building code requirements for hurricane protection, or any other adverse condition in the state or certain coastal regions, could cause a decline in the demand for our products, which could have an adverse impact on our sales and results of operations.

Our operating results are substantially dependent on demand for our branded impact-resistant products, contemporary indoor/outdoor window and door systems and factory-direct, energy-efficient residential windows and doors.

A majority of our net sales are derived from the sales of our branded impact-resistant products and on window and door systems for residential, commercial and multi-family markets. Accordingly, our future operating results will depend largely on the demand for our impact-resistant products by current and future customers, including additions to this product line that are subsequently introduced, as well as demand for the contemporary indoor/outdoor window and door systems sold by our Western Window Systems business. Net sales generated by our NewSouth Window Solutions business depends on a direct-to-consumer model and is supported by showrooms and in-home sales. Consequently, a portion of our future operating results are reliant on current and future customer demand for factory-direct, energy-efficient residential windows and doors. If our competitors release new products that are superior to our products in performance or price, or if we fail to update our impact-resistant products with any technological advances that are developed by us or our competitors or introduce new products in a timely manner, demand for our products may decline. In addition, the window and door industry can be subject to changing trends and consumer preferences. If we do not correctly gauge consumer trends for the various products and systems we offer and respond appropriately, customers may not purchase our products and our brand names may be impaired. Even if we react appropriately to changes in trends and consumer preferences, consumers may consider our brands to be outdated or associate our brands with styles that are no longer popular or trend-setting. Any of these outcomes could create significant excess inventories for some products and missed opportunities for other products, which would have a material adverse effect on our brands, our business, results of operations and financial condition. A decline in demand for our impact-resistant products, our contemporary indoor/outdoor window and door systems or our new direct-to-consumer, energy-efficient residential windows and doors as a result of competition, technological change, changes in consumer preferences or other factors could have a material adverse effect on our ability to generate sales, which would negatively affect results of operations.

Our recently completed acquisitions may result in, or involve activities that cause, increased expenses or unanticipated liabilities.

As a result of our recent acquisitions of Western Window Systems and NewSouth Window Solutions, we have significantly more sales, assets and employees than we did prior to the transactions, which may require our management to devote a significant amount of time, resources and attention to the new product offerings or novel challenges, and/or away from the operations of our historically core impact-resistant windows and doors business. These potential diversions and distractions may result in, or involve activities that cause, increased expenses and unanticipated liabilities.

Our business is subject to seasonal industry patterns and our revenue and profit can vary significantly throughout the year, which may adversely impact the timing of our cash flows and limit our liquidity at certain times of the year.

Our business is seasonal, and our net revenues and operating results vary significantly from quarter to quarter based upon the timing of the building season in our markets. Our sales typically follow seasonal new construction and the repair and remodel industry patterns. Additionally, events like preparation for hurricane season and rebuilding and repairs in the months following a hurricane in the majority of the geographies where we market and sell our products generally creates peak sale volumes during the quarters in which those activities occur. Other quarterly sales volumes might be generally lower due to reduced repair and remodeling and new construction activity as a result of less favorable climate conditions in the majority of our geographic end markets. Failure to effectively manage our demand and production planning, inventory and overall operations in anticipation of or in response to seasonal fluctuations or changing seasonal fluctuations as a result of climate change, could negatively impact our liquidity profile during certain seasonal periods.

Our substantial level of indebtedness could adversely affect our business and financial condition and prevent us from meeting our debt obligations.

Our total gross indebtedness was $429.0 million, including the $50.0 million of recently issued Additional Senior Notes issued in January 2020, and we had an additional $78.0 million available for borrowing under our existing senior secured credit facilities.

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

In addition, our senior secured credit facilities are priced on variable interest rates tied to the London Interbank Offering Rate, or LIBOR. In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. The discontinuance or modification of LIBOR or the introduction of alternative reference rates or other reforms to LIBOR could cause the interest rate calculated on our senior secured credit facilities to be materially different than expected. Unless alternative rates can be negotiated, our senior secured credit facilities may no longer adjust and may become fixed rate instruments at the time LIBOR ceases to exist. This would adversely affect our asset/liability management and could lead to more asset and liability mismatches and interest rate risk unless appropriate LIBOR alternatives are developed. The cessation of LIBOR may also cause confusion that could disrupt the capital and credit markets and result in our inability to access capital required in the future to finance, among other things, acquisitions, working capital and capital expenditures.

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

The window and door industry is highly competitive. We face significant competition from numerous small, regional producers, as well as certain national producers. Furthermore, the impact-resistant window and door market in our primary market of Florida has recently attracted domestic and foreign competitors. Any of these competitors may (i) foresee the course of market development more accurately than do we, (ii) develop products that are superior to our products, (iii) have the ability to produce similar products at a lower cost or compete more aggressively in pricing, or (iv) adapt more quickly to new technologies or evolving customer requirements than do we. Additionally, some of the competitors of our businesses are larger and have greater financial and other resources and less debt than us. Accordingly, these competitors may be better able to withstand changes in conditions within the industries and markets in which we operate and may have significantly greater operating and financial flexibility than we have. Moreover, barriers to entry are low in most product lines and new competitors may enter our industry, especially if the market for impact-resistant windows and doors continues to expand. An increase in competition, including in the form of aggressive pricing by new market entrants and offerings of alternative building materials, could cause us to lose customers and lead to decreases in net sales and profitability if we are not able to respond adequately to such challenges. To the extent we lose customers in the renovation and remodeling markets, we would likely have to market more to the new home construction market, which historically has experienced more significant fluctuations in demand.

If we do not realize the expected benefits from our recent acquisitions, including synergies, from the NewSouth Window Solutions acquisition, our business and results of operations will suffer.

There is no assurance that the NewSouth Window Solutions business will be successfully or cost-effectively integrated into our existing business, or that the synergies expected from that acquisition will be achieved. In addition, although we have made progress in integrating Western Window Systems into our business, those integration efforts are ongoing and there is no assurance that they will ultimately be successful. Our NewSouth Window Solutions business serves a residential market segment, primarily driven by replacement projects, and relatively small order sizes that our dealer network typically does not target and serve, and that we have never served prior to the NewSouth acquisition. The process of simultaneously integrating the business operations of Western Window Systems and NewSouth Window Solutions may cause an interruption of, or loss of momentum in, the activities of our historical business. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and its liquidity, results of operations and financial condition may be materially adversely impacted. In addition, as we continue our integration activities, we may identify additional risks and uncertainties not yet known to us.

Even if we are able to successfully combine the business operations of Western Window Systems, NewSouth Window Solutions and our legacy business, it may not be possible to realize the full benefits of the increased sales volume and other benefits, including the expected synergies, that are expected to result from the Western Window Systems and NewSouth Window Solutions acquisitions, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from these recent acquisitions may be offset by costs incurred or delays in integrating the companies. Our expected cost savings, as well as any revenue or other synergies, are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control. If we fail to realize the benefits, we anticipated from the Western Window Systems and/or NewSouth Window Solutions acquisitions, our liquidity, results of operations or financial condition may be adversely effected.

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

Our business will suffer if certain key officers and employees discontinue employment with us or if we are unable to recruit and retain highly skilled staff at a competitive cost.

The success of our business depends upon the skills, experience, and efforts of our key officers and employees. In recent years, we have hired key executives who have and will continue to be integral in the continuing transformation of our business. The loss of key personnel could have a material adverse effect on our business, financial condition, and results of operations. We do not maintain key-man life insurance policies on any members of management. Our business also depends on our ability to continue to recruit, train, and retain skilled employees, particularly skilled engineering, operations and sales personnel. The loss of the services of any key personnel, or our inability to hire new personnel with the requisite skills, could impair our ability to develop new products or enhance existing products, sell products to our customers or manage our business effectively. Should we lose the services of any member of our senior management team, our board of directors would have to conduct a search for a qualified replacement. This search may be prolonged, and we may not be able to locate and hire a qualified replacement. A significant increase in the wages paid by competing employers could result in a reduction of our qualified labor force, increases in the wage rates that we must pay, or both.

We may be adversely affected by any disruptions to our manufacturing facilities or disruptions to our customer, supplier, or employee base.

All but one of our manufacturing and operating facilities are currently located in Florida, which is a hurricane-sensitive area. In 2017 and 2018, Hurricane Irma significantly impacted our customers and markets. Any disruption to our facilities resulting from hurricanes and other weather-related events, fire, acts of terrorism, or any other cause could damage a significant portion of our inventory, affect our distribution of products, and materially impair our ability to manufacture our products and to distribute our products to customers. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, if there are disruptions to our customer and supplier base or to our employees caused by hurricanes, our business could be temporarily adversely affected by higher costs for materials, increased shipping and storage costs, increased labor costs, increased absentee rates, and scheduling issues. While our business does not currently rely heavily on international suppliers or sales, significant disruptions in global economic conditions, travel or trade, including as a result of contagious disease such as the recent outbreak of coronavirus in Wuhan, China, may have material adverse impacts on our supply chain. Furthermore, some of our direct and indirect suppliers have unionized work forces, and strikes, work stoppages, or slowdowns experienced by these suppliers could result in slowdowns or closures of their facilities. Any interruption in the production or delivery of our supplies could reduce sales of our products and increase our costs.

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

The homebuilding industry and the home repair and remodeling sector are subject to regulation.

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

Increases in interest rates used to finance home construction, repair and remodeling, such as mortgage, home equity loans and credit card interest rates, and the reduced availability of financing for the purchase of new homes and home construction repair and remodeling, could have a material adverse impact on our business, financial condition and results of operations.

Our sales depend in part upon consumers having the ability to access third-party financing for the purchase of new homes and buildings and the remodeling and repair of existing homes and buildings. The ability of consumers to finance these purchases is affected by the interest rates available for home mortgages, credit card debt, home equity or other lines of credit, and other sources of third-party financing. Interest rates in the majority of the regions where we market and sell our products have generally increased in recent years, most notably in the U.S. with the U.S. Each increase in the federal funds rate or applicable central bank’s prime rates could cause an increase in future interest rates applicable to mortgages, credit card debt, and other sources of third-party financing. If interest rates increase and, consequently, the ability of prospective buyers to finance purchases of new homes or home improvement products is adversely affected, our business, financial condition, and results of operations may be materially and adversely affected.

In addition to increased interest rates, the ability of consumers to procure third-party financing is impacted by such factors as new and existing home prices, unemployment levels, high mortgage delinquency and foreclosure rates, and lower housing turnover. Adverse developments affecting any of these factors could result in the imposition of more restrictive lending standards by financial institutions and reduce the ability of some consumers to finance home purchases or repair and remodeling expenditures.

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

Some of our key customers are companies that have experienced and may continue to experience consolidation in their ownership or expand through internal growth. Consolidation could decrease the number of potential customers for our products and increase our reliance on key customers. Further, any increase in the ownership concentration or size of our key customers could result in our key customers seeking more favorable terms, including pricing, for the products that they purchase from us. Accordingly, any increase in ownership concentration of our key customers or other increases in the size of our customers may further limit our ability to maintain or raise prices in the future. This could have a material adverse effect on our business, financial condition and results of operations.

Changes in building codes could reduce the demand for our impact-resistant windows and doors, which could have a material adverse effect on our financial condition, liquidity or results of operations.

The market for our impact-resistant windows and doors depends in large part on our ability to satisfy state and local building codes that require protection from wind-borne debris. If the standards in such building codes become more stringent, we may not be able to meet their requirements, and demand for our products could decline. Conversely, if the standards in such building codes are lowered or are not enforced in certain areas because of industry lobbying or otherwise, demand for our impact-resistant products may decrease. In addition, if states and regions that are affected by hurricanes but do not currently have such building codes fail to adopt and enforce hurricane protection building codes, our ability to expand our business in such markets may be limited. We are also subject to energy efficiency codes and performance standards in Colorado, California and other states where we operate, several of which are more stringent than those to which we have historically been subject. Any such changes in building codes or energy efficiency codes could lower the demand for our impact-resistant windows and doors, which could have a material adverse effect on our financial condition, liquidity or results of operations.

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

We are highly dependent on our ERP information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. We currently operate on four ERP information systems. Since we must process and reconcile our information from multiple systems, the chance of errors is increased, and we may incur significant additional costs related thereto. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain our books and records and comply with regulatory requirements. Any of the foregoing could result in a material increase in information technology compliance or other related costs and could materially negatively impact our operations. In the future, we may transition all or a portion of our systems to one ERP system. The transition to a different ERP system involves numerous risks, including:

•diversion of management’s attention away from normal daily business operations;
•loss of, or delays in accessing data;
•increased demand on our operations support personnel;
•initial dependence on unfamiliar systems while training personnel to use new systems; and
•increased operating expenses resulting from training, conversion and transition support activities.

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

We are a holding company and derive all of our operating income from our subsidiary, PGT Industries, Inc., and its subsidiaries, CGI, WinDoor, WWS Acquisition, LLC, doing business as Western Window Systems, as well as from the entities acquired in the NewSouth Window Solutions acquisition. All of our assets are held by our subsidiaries, and we rely on the earnings and cash flows of our subsidiaries to meet our obligations. The ability of our subsidiaries to make payments to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdictions of organization (which may limit the amount of funds available for distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, including our credit facilities, and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

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

We are subject to legal and regulatory proceedings from time to time which may result in material damages. Although we do not presently believe that any of our current legal or regulatory proceedings will ultimately have a material adverse impact on our financial performance or operations, we cannot assure you that we will not incur material damages or penalties in a lawsuit or other proceeding in the future and/or significant defense costs related to such lawsuits or regulatory proceedings. For example, many of our products are installed in large, multi-unit condominiums or similar developments, and we may face legal claims for breach of warranties or other claims alleging product defects on a large-scale in connection with such projects. Also, we operate a fleet of delivery trucks and, in addition to the significant compliance-related costs associated with operating such a fleet, we may incur significant adverse judgments, damages and penalties related to accidents that those trucks may be involved in from time to time. Significant adverse judgments, penalties, settlement amounts, amounts needed to post a bond pending an appeal or defense costs could materially and adversely affect our liquidity and capital resources. It is also possible that, as a result of a present or future governmental or other proceeding or settlement, significant restrictions will be placed upon, or significant changes made to, our business practices, operations or methods, including pricing or similar terms. Any such restrictions or changes may adversely affect our profitability or increase our compliance costs.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have the following properties as of December 28, 2019:

	Manufacturing	Support	Storage
		(in square feet)
Owned:
Main plant and corporate office, North Venice, FL	348,000	15,000	-
Glass tempering and laminating, North Venice, FL	107,000	5,000	-
ILAB research and testing, North Venice, FL	-	22,000	-
Assembly processing facility, North Venice, FL	96,000	-	-
Support facility, North Venice, FL	-	7,000	-
Insulated glass building, North Venice, FL	42,000	-	-
PGT Wellness Center, North Venice, FL	-	3,600	-

Leased:
Support facility (Endeavor Court), Nokomis, FL	-	12,000	-
Storage facility (Technology Park), Nokomis, FL	-	-	6,100
Storage facility (Commerce Drive), Nokomis, FL	-	-	6,400
Storage facility (Sarasota warehouse), Bradenton, FL	-	-	40,000
Plant and administrative offices, Hialeah, FL (CGI)	305,000	20,000	-
Plant and administrative offices, Miami, FL (CGIC)	71,000	10,000	-
Plant and administrative offices, Orlando, FL (WinDoor)	300,000	20,000	-
Plant and administrative offices, Phoenix, AZ (WWS)	160,000	10,000	-

Total square feet	1,429,000	124,600	52,500

On August 13, 2018, we acquired WWS, an established manufacturer of non-impact windows and doors designed to unify indoor/outdoor living spaces, which is headquartered in Phoenix, Arizona. WWS manufacturers its window and door products from its new approximately 170,000 square foot manufacturing and distribution facility in Phoenix. This facility is leased by WWS through the end of May 2027.

We moved the operations of CGI into a new 325,000 square foot leased facility during 2017. This new facility is in Hialeah, Florida, and is leased through the end of 2028.

WinDoor manufactures impact-resistant windows and doors from its approximately 320,000 square foot leased manufacturing and administrative facility in Orlando, Florida. This lease expires in February 2021.

We also own three parcels of undeveloped land in North Venice, Florida, available for future construction needs we may have.

Our leases discussed above expire between April 2020 and December 2028. The leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

All of our owned properties secure borrowings under our credit agreement (dated February 16, 2016, as amended by the first amendment thereto, dated as of February 17, 2017, the second amendment thereto, dated as of March 16, 2018, the third amendment thereto, dated October 31, 2019, and as otherwise amended, restated, modified or supplemented, the “2016 Credit Agreement due 2022”). We believe these operating facilities are adequate in capacity and condition to service existing customer needs.

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

Our Common Stock trades on the New York Stock Exchange under its symbol of “PGTI”. On February 6, 2020, the closing price of our Common Stock was $16.18 as reported on the New York Stock Exchange. The approximate number of stockholders of record of our Common Stock on that date was approximately 2,800, although we believe that the number of beneficial owners of our Common Stock is substantially greater.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graphs compare the percentage change in PGT Innovations, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the NYSE Composite Index, the SPDR S&P Homebuilders ETF, and the Standard & Poor’s Building Products Index over the period from January 4, 2015 (the first trading day of our 2015 fiscal year), to December 27, 2019 (the last trading day of our 2019 fiscal year).

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN

AMONG PGT INNOVATIONS, INC., THE NYSE COMPOSITE INDEX, THE SPDR S&P

HOMEBUILDERS ETF AND THE S&P 500 BUILDING PRODUCTS INDEX

*

Graph shows returns generated as if $100 were invested on January 4, 2015 (the first trading day of our 2015 fiscal year) for 60 months ending December 27, 2019 (the last trading day of our 2019 fiscal year), in PGTI stock or in the SPDR S&P Homebuilders EFT Fund, which is an exchange-traded fund that seeks to replicate the performance of the S&P Homebuilders Select Industry Index.

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 28,	December 29,	December 30,	December 31,	January 2,
(in thousands, except per share data)	2019	2018 (4)	2017	2016	2016
Income Statement data:
Net sales	$744,956	$698,493	$511,081	$458,550	$389,810
Cost of sales	484,588	455,025	352,097	318,452	270,678

Gross profit	260,368	243,468	158,984	140,098	119,132
Selling, general and administrative expenses	176,312	150,910	98,803	83,995	68,190
Gains on sales of assets (1)	-	(2,551)	-	-	-
Fair value adjustment to contingent consideration (2)	-	-	-	(3,000)	-

Income from operations	84,056	95,109	60,181	59,103	50,942
Interest expense	26,417	26,529	20,279	20,125	11,705
Debt extinguishment costs	1,512	3,375	-	3,431	-
Other expense, net (3)	-	-	-	-	388

Income before income taxes	56,127	65,205	39,902	35,547	38,849
Income tax expense	12,439	11,272	63	11,800	15,297

Net income	$43,688	$53,933	$39,839	$23,747	$23,552

Net income per common share:
Basic	$0.75	$1.03	$0.80	$0.49	$0.49
Diluted	$0.74	$1.00	$0.77	$0.47	$0.47
Weighted average shares outstanding:
Basic	58,346	52,461	49,522	48,856	48,272
Diluted	59,150	54,106	51,728	50,579	50,368

Other financial data:
Depreciation	$18,876	$14,225	$13,051	$9,577	$7,008
Amortization	15,856	10,225	6,477	6,096	3,413

	As Of	As Of	As Of	As Of	As Of
	December 28,	December 29,	December 30,	December 31,	January 2,
	2019	2018 (4)	2017	2016	2016
Balance Sheet data:
Cash and cash equivalents	$97,243	$52,650	$34,026	$39,210	$61,493
Total assets	922,733	862,153	453,119	436,648	344,028
Total debt, including current portion	368,971	366,777	212,973	247,873	19,767
Shareholders’ equity	431,548	385,544	175,325	132,852	106,961

(1)	Represents gains on sales of assets under an asset purchase agreement with Cardinal. See Note 6 in Item 8.
(2)	Relates to reversal of liability for contingent consideration.
(3)	Other expense, net, includes fair value adjustments on derivative financial instruments.
(4)	In August 2018, we acquired WWS. See Note 5 in Item 8 for discussion of WWS acquisition.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8. Management's Discussion and Analysis comparing the results for the year ended December 29, 2018 to the results for the year ended December 30, 2017 can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 29, 2018, filed with the SEC on February 27, 2019, which is hereby incorporated by reference.

Our MD&A is presented in seven sections:

•	Executive Overview;
•	Results of Operations;
•	Liquidity and Capital Resources;
•	Disclosures of Contractual Obligations and Commercial Commitments;
•	Critical Accounting Estimates;
•	Recently Issued Accounting Standards; and
•	Forward Outlook

EXECUTIVE OVERVIEW

Sales and Operations

Our sales grew to $745.0 million in our 2019 fiscal year, an increase of 7%, compared to 2018. Sales in 2019 includes $138.3 million from WWS, compared with WWS sales of $49.7 million in the post-acquisition period in 2018 from August 13, 2018, an increase of $88.6 million. We believe WWS experienced organic growth of approximately 10% for 2019, with sales growth in its emerging markets more than offsetting decreases in sales to its core market of California. The benefit to the Company of the sales growth at WWS was more than offset by a decrease in sales in our legacy products. In 2018, we saw record-setting growth as sales of our impact-resistant products benefitted from the rebuilding and repair activity, and the heightened awareness of the benefits of impact products, resulting from two major hurricanes in 2017. Our sales to the repair and remodel market were $376.6 million in 2019, a decrease of 9%, compared to 2018. Our sales into the new construction market were $368.4 million in 2019, an increase of 30%, as compared to 2018, driven primarily by a full year of WWS sales in 2019. Our impact-resistant product sales were $516.1 million in 2019, a decrease of 8%, as compared to 2018. Sales of non-impact products were $228.9 million in 2019, an increase of 67%, compared to 2018, also driven by a full year of WWS sales in 2019.

Gross profit was $260.4 million for our 2019 fiscal year, which increased 7% when compared to 2018. Our gross profit increased primarily due to higher sales volume. Gross margin was 35.0% in 2019, compared to 34.9% in 2018.

Selling, general and administrative expenses (“SG&A”) were $176.3 million for 2019, an increase of $25.4 million compared to 2018. SG&A in 2019 includes the SG&A of WWS of $50.6 million for the full year of 2019, which includes $9.4 million in non-cash amortization expense, compared with $19.5 million of SG&A in the 2018 post-acquisition period measured from August 13, 2018, and $3.6 million in non-cash amortization. Excluding the effects of the inclusion of WWS for the entire year of 2019, and the post-acquisition period in 2018, SG&A for 2019 decreased 4% due to lower personnel-related costs, including lower incentive compensation costs and a decrease in administrative headcount. In addition, acquisition costs in 2019 relating to the NewSouth Acquisition were lower than 2018 acquisition costs of the WWS Acquisition by approximately $2.3 million. In total, non-cash intangible amortization was $15.9 million in 2019, increasing $5.6 million due to the inclusion of a full year of amortization of the intangibles acquired in the WWS Acquisition.

Interest expense was $26.4 million in 2019, which was flat compared with 2018. Interest expense in 2018 includes a higher level of non-cash amortization of deferred financing costs from the significant amount of prepayments under our 2016 Credit Agreement due 2022. Excluding the accelerated non-cash amortization in 2018, interest expense increased by 26%, primarily due to the higher level of outstanding debt during 2019 associated with the 2018 Senior Notes due 2026, which were issued in August 2018, but outstanding for the entire year during 2019.

Our net income in 2019 was $43.7 million, a decrease of $10.2 million when compared to 2018. Although our net income benefitted from the higher level of sales, which drove an increase in gross profit, the increase in our SG&A expense from the inclusion of WWS for the full year of 2019 more than offset the higher gross profit. Net income in 2019 was also impacted by a lower level of excess tax benefits from option exercises and vesting in restricted equity, which was $2.1 million in 2019, compared with $5.2 million in 2018.

Liquidity and Cash Flow

During 2019, we generated $81.2 million in cash flow from operations, a decrease of $19.1 million, compared to 2018. In 2018, operating cash flows included $19.0 million in cash received from Cardinal, one of our glass suppliers, in connection with our sales of certain door glass manufacturing equipment to Cardinal and a related supply agreement. Cash generated from operations was generally used to fund operations and investing cash flows, which was primarily composed of capital expenditures in 2019. However, in 2020, we consummated the NewSouth Acquisition, which was funded with proceeds from the Additional Senior Notes and cash on hand.

On May 22, 2019, our Board of Directors authorized and approved a share repurchase program of up to $30 million. During 2019, we made opportunistic repurchases of 393,819 shares of our common stock at a cost of $5.5 million, representing capital returned to our shareholders. See “Liquidity and Capital Resources” for a more detailed discussion of this event.

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

	Year Ended
	December 28,	December 29,	Percent Change
	2019	2018	2019-2018
(in thousands, except per share amounts)
Net sales	$744,956	$698,493	6.7%
Cost of sales	484,588	455,025	6.5%

Gross profit	260,368	243,468	6.9%
Gross margin	35.0%	34.9%

SG&A expenses	176,312	150,910	16.8%
SG&A expenses as a percentage of net sales	23.7%	21.6%
Gains on sales of assets	-	(2,551)

Income from operations	84,056	95,109

Interest expense, net	26,417	26,529
Debt extinguishment costs	1,512	3,375
Income tax expense	12,439	11,272

Net income	$43,688	$53,933

Net income per common share:
Basic	$0.75	$1.03

Diluted	$0.74	$1.00

Full Year 2019 Compared with Full Year 2018

Net sales

Net sales for 2019 were $745.0 million, a $46.5 million, or 6.7%, increase in sales, from $698.5 million in the prior year.

The following table shows net sales by segment (in millions, except percentages):

	Year Ended
	December 28, 2019		December 29, 2018
	Sales	% of sales	Sales	% of sales	% change
Product category:
Southeast segment	$595.1	79.9%	$636.4	91.1%	(6.5%)
Western segment	149.9	20.1%	62.1	8.9%	141.4%

Total net sales	$745.0	100.0%	$698.5	100.0%	6.7%

Net sales of our Southeast segment were $595.1 million in 2019, compared with $636.4 million in 2018, a decrease of $41.3 million. Net sales of our Western segment were $149.9 million in 2019, compared with $62.1 million in 2018, an increase of $87.8 million. Sales of our Western segment are primarily composed of sales of WWS, which were $138.3 million in the 2019, compared with $49.7 million in 2018, measured from the date of the WWS acquisition on August 13, 2018.

The increase in net sales in 2019 of $46.5 million was driven by the net increase in sales of $88.6 million from WWS, partially offset by the $41.3 million decline in sales of our Southeast segment, which includes a $38.8 million decrease in sales into the repair and remodel market, primarily due to strong 2018 repair and remodel sales driven by an active hurricane season in 2017. Sales in 2019 were also negatively affected by the disruptions to many of our customers’ operations caused by Hurricane Dorian in late August 2019, which resulted in a decrease in orders and shipments for us.

Gross profit and gross margin

Gross profit was $260.4 million in 2019, an increase of $16.9 million, or 6.9%, from $243.5 million in the prior year. Gross profit increased on the higher level of sales in 2019, compared with 2018, due to the inclusion of WWS for the entire year of 2019, compared with only the post-acquisition period in 2018. The increase in gross profit from the inclusion of WWS for the entire year was partially offset by a decrease in sales of our PGT legacy products in 2019, after a record-setting year in 2018, which was driven by a significant increase in rebuilding and repair activity in 2018, and heightened awareness of the benefits of impact-resistant products, resulting from an active hurricane season in 2017, including the impact of Hurricane Irma in Florida.

Gross margin was 35.0% in 2019, compared to 34.9% in the prior year, a percentage-point increase of 0.1%. This slight improvement in gross margin in 2019 was due primarily to the addition of WWS, which benefitted gross margin by 2.2%. Gross margin also benefitted from increases in our product prices in early 2019, and improvements in operating efficiencies. These margin improvements were offset by the unfavorable effects of a shift in the mix of sales to lower margin products, the decrease in volume in our PGT legacy products, which unfavorably impacted our operating leverage, and slightly increased material costs.

Selling, general and administrative expenses

SG&A expenses for 2019 were $176.3 million, an increase of $25.4 million, or 16.8%, from $150.9 million in the prior year. The increase in SG&A is primarily the result of the inclusion of the SG&A expenses of WWS for the entire year in 2019, compared with only the post-acquisition-period in 2018, which resulted in an increase in SG&A of $31.1 million, including an increase of $5.8 million in amortization of the amortizable intangible asset acquired in the WWS acquisition. Excluding the increase in SG&A from the inclusion of WWS, SG&A decreased $5.7 million in 2019, compared to 2018. The decrease in SG&A was primarily driven by a decrease of personnel-related costs, and a net decrease in acquisition costs of $2.3 million. These decreases were partially offset by an increase in selling and distribution costs for our non-WWS businesses in 2019 compared to 2018, and by an unusually high level of bad debt expense recorded in the second quarter of 2019, an increase in marketing costs, and higher professional fees in 2019.

Gains on sales of assets under APA

On September 22, 2017, we entered into an agreement with Cardinal, one of our glass suppliers, for the sale to Cardinal of certain manufacturing equipment we used in processing glass components for PGT-branded doors. Certain of that equipment was transferred to Cardinal in 2017, and substantially all of the remaining machinery and equipment was transferred to Cardinal during the second quarter of 2018. The equipment and machinery transferred in 2018 had a net book value of $3.2 million and fair value of $5.8 million. We recognized gains on disposals for the difference totaling $2.6 million during 2018, classified as a separate line item in the accompanying consolidated statement of operations for year ended December 29, 2018.

Interest expense

Interest expense was $26.4 million in 2019, a decrease of $0.1 million from $26.5 million in the prior year. Interest expense in 2018 includes $5.6 million of accelerated amortization of lenders fees and discount relating to the prepayment of $152.0 million of borrowings under the term loan portion of the 2016 Credit Agreement due 2022 that we made on September 18, 2018 and the voluntary prepayment of $8.0 million we made on December 19, 2018. There were no prepayments of term loan borrowings during 2019. Excluding the $5.6 million of accelerated amortization, interest expense increased $5.4 million in 2019, compared to 2018. The increase in interest expense is due primarily to the issuance of the 2018 Senior Notes due 2026, composed of $315.0 million aggregate principal amount of 6.75% unsecured senior notes due 2026. The 2018 Senior Notes due 2026 carry a higher per-annum interest rate and have a higher principal amount outstanding than borrowings under the term loan portion of the 2016 Credit Agreement due 2022. This increase in interest expense was partially offset by the interest-reducing effects of the prepayment of $152.0 million in borrowings under the 2016 Credit Agreement due 2022 from the proceeds of the equity issuance we completed in September 2018, and the voluntary prepayment of $8.0 million we made on December 19, 2018.

Debt extinguishment costs

Debt extinguishment costs were $1.5 million in 2019. In connection with the Third Amendment, certain existing lenders changed their positions in or exited the 2016 Credit Agreement due 2022, which resulted in the write-offs of portions of the deferred financing costs and original issue discount allocated to these lenders. Additionally, at the time of the issuance of the 2018 Senior Notes due 2026, certain existing lenders reduced their positions in the revolving credit portion of the 2016 Credit Agreement due 2022, which resulted in the write-offs of the deferred financing costs allocated to these lenders. As such, write-offs totaling $1.5 million is classified as debt extinguishment costs in the accompanying consolidated statement of operations for the year ended December 29, 2018.

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

Income from operations

Income from operations was $84.1 million in 2019, a decrease of $11.0 million, from $95.1 million in 2018. Income from operations in 2019 includes $73.5 million from our Southeast segment and $10.6 million from our Western segment, compared to $90.1 million and $5.0 million from our Southeast and Western segments, respectively, in 2018, all after allocation of corporate operating costs in both periods. The decrease in income from operations in 2019 compared to 2018 is a result of the increase in SG&A, including higher amortization. Income from operations also includes the gains on sales of assets under the asset purchase agreement with Cardinal of $2.6 million in 2018.

Income tax expense

Income tax expense was $12.4 million for 2019, representing an effective tax rate of 22.2%. This compares to income tax expense of $11.3 million for 2018, representing an effective tax rate of 17.3%. Income tax expense in 2019, and 2018, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $2.1 million and $5.2 million, respectively. Also, income tax expense in 2018 includes an adjustment of $231 thousand in tax expense relating to the Tax Cuts and Jobs Act of 2017 (“TCJA”).

Excluding the effects of these discrete items in income tax expense, and certain tax credits received in each period, our effective tax rate in 2019 would have been 25.9%, compared to 25.3% in 2018.

As a result of a reduction in the corporate income tax rate in the state of Florida, from 5.5% to 4.458% for the tax years of 2019 to 2021, our current effective tax rate, excluding the discrete item discussed above, approximates our combined statutory federal and state rate of approximately 25.0% for 2019.

We expect to continue to be profitable in 2020, and thus, that we will incur income tax expense at a combined Federal and state effective rate of between approximately 25% to 26%. This rate is based on the corporate income tax rate of 21% under the TCJA, plus a blended statutory state rate, taking into consideration the temporary reduction in rate in the state of Florida.

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

Consolidated Cash Flows

The following table summarizes our cash flow results for 2019 and 2018:

	Components of Cash Flows
(in millions)	2019	2018
Cash provided by operating activities	$81.2	$100.3
Cash used in investing activities	(31.2)	(378.4)
Cash (used in) provided by financing activities	(5.4)	296.7

Increase in cash and cash equivalents	$44.6	$18.6

Operating activities. Cash provided by operating activities was $81.2 million for 2019, compared to $100.3 million for 2018.

The decrease in cash flows from operations of $19.1 million in 2019 compared to 2018 was primarily due to the cash received in 2018 under the Cardinal equipment purchase agreement, of which $19.0 million was classified as operating cash flow, which did not recur in 2019. Other changes in operating cash flows include an increase of $71.4 million in collections from customers in 2019 compared to 2018, as the result of increased sales, which was partially offset by an increase in payments to suppliers of $44.9 million as the result of higher procurements of inventory, an increase in personnel related disbursements of $21.3 million due to a larger number of employees during 2019, compared to 2018, and an increase in debt service costs of $13.4 million in 2019, compared to 2018, primarily as a result of the issuance of the 2018 Senior Notes due 2026. Also, in 2019, net tax payments decreased $7.6 million in 2019, compared to 2018, due to a federal tax payment of $9.0 million in January 2018 as the result of our ability to defer our fourth quarter 2017 estimated federal tax payment due to the extension of time to January 2018 to make that payment for companies affected by Hurricane Irma. Other collections of cash and other cash activity, net, increased by $0.5 million, primarily related to sales of scrap aluminum.

Direct cash flows from operations for 2019 and 2018 are presented below:

	Direct Operating Cash Flows
(in millions)	2019	2018
Collections from customers	$765.8	$694.4
Other collections of cash	8.1	7.6
Disbursements to suppliers	(475.6)	(430.7)
Personnel related disbursements	(180.8)	(159.5)
Debt service costs	(24.5)	(11.1)
Income tax payments, net	(11.9)	(19.5)
Cash received from Cardinal under purchase agreement	-	19.0
Other cash activity, net	0.1	0.1

Cash from operations	$81.2	$100.3

Day’s sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 42 days on December 28, 2019, compared to 40 days on December 29, 2018.

Inventory on hand as of December 28, 2019, was $43.9 million, a decrease of $0.8 million from December 29, 2018.

Our inventory consists principally of raw materials purchased for the manufacture of our products and limited finished goods inventory as the majority of our products are custom, made-to-order products. Our inventory levels are more closely aligned with our number of product offerings rather than our level of sales. We have maintained our inventory level to have (i) raw materials required to support new product launches; (ii) a sufficient level of safety stock on certain items to ensure an adequate supply of material in the event of a sudden increase in demand and given our short lead-times; and (iii) adequate lead times for raw materials purchased from overseas suppliers in bulk supply. Inventory turns for the year ended December 28, 2019, was 10.9 times, on par with 11.0 times for the year ended December 29, 2018.

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

Investing activities. Cash used in investing activities was $31.2 million in 2019, compared to $378.4 million in 2018, a decrease in cash used of $347.2 million. We used $354.6 million of cash to acquire businesses in 2018, whereas in 2019 we had no acquisitions. Also, in 2019, we used cash of $31.3 million for capital expenditures, compared to $29.8 million in 2018, an increase of $1.5 million in cash used. Finally, in 2019, we received proceeds of $71 thousand from the sales of property, plant and equipment, compared to $6.0 million in 2018, a decrease of $5.9 million in cash proceeds received from sales of property, plant and equipment, primarily due to cash received in 2018 from Cardinal under the terms of the purchase agreement, pursuant to which we sold certain door glass manufacturing assets to Cardinal.

Financing activities. Cash used in financing activities was $5.4 million in 2019, compared with cash provided of $296.7 million in 2018, a decrease in cash provided of $302.1 million. In 2019, we entered into the Third Amendment of the 2016 Credit Agreement due 2022, which resulted in the repayment of the then existing term loan with proceeds under a new term loan in the amount of $64.0 million, with the exception of a net increase in borrowings of $25 thousand. This compares to 2018, in which we issued the 2018 Senior Notes due 2026, which provided proceeds of $315.0 million. Also, in 2018, we issued Company common stock in the 2018 Equity Issuance, which provided net proceeds of $152.5 million. Using primarily the proceeds from the 2018 Equity Issuance, along with cash on hand, in 2018 we made repayments of long-term debt of nearly $160.3 million.

We recorded payments of financing costs totaling $0.9 million in 2019, related to the Third Amendment, compared to $12.1 million in 2018, related to both the Second Amendment and the 2018 Senior Notes due 2026. In 2019, we also used $5.5 million in cash to make purchases of our common stock in open market transactions. See “Share Repurchase Program” below for more information. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $0.5 million in 2019, compared to $0.7 million in 2018, a decrease in cash used of $0.2 million. Proceeds from the exercises of stock options were $1.6 million in 2019, compared to $2.2 million in 2018, a decrease in cash provided of $0.6 million.

Share Repurchase Program. On May 22, 2019, our Board of Directors authorized and approved a share repurchase program of up to $30 million. The repurchases may be made in open market or private transactions from time to time. Repurchases of shares may be made under a Rule 10b5-1 plan, which would permit repurchases when the Company might otherwise be precluded from doing so under applicable laws. The Company bases repurchase decisions, including the timing of repurchases, on factors such as the Company’s stock price, general economic and market conditions, the potential impact on the Company’s capital structure, the expected return on competing uses of capital such as strategic acquisitions and capital investments, and other corporate considerations, as determined by management. From the inception of the program on May 22, 2019, through December 28, 2019,we made repurchases of 393,819 shares of our common stock at a total cost of $5.5 million. The repurchase program may be suspended or discontinued at any time.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. In 2019 and 2018, we spent $31.3 million and $29.8 million, respectively, for capital expenditures, primarily representing equipment purchases and facility improvements expected to support growth. Management expects to spend between $28 million and $34 million for capital expenditures in 2020, excluding our NewSouth Acquisition. Our capital expenditure program is geared towards making investments in capital assets targeted at increasing both gross sales and margins, but also includes capital expenditures for maintenance capital.

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

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, which is being amortized under the effective interest method. See “Deferred Financing Costs” below. As of December 28, 2019, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $315.0 million, and accrued interest totaled $8.7 million.

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

On January 24, 2020, we completed the add-on issuance of $50.0 million aggregate principal amount of 6.75% senior notes (“Additional Senior Notes”), issued at 106.375% of their principal amount, resulting in a premium to us of $3.2 million. The Additional Notes are part of the same issuance of, and rank equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the Additional Senior Notes, including premium, were used, together with cash on hand, to pay the $92 million purchase price in the NewSouth Acquisition.

2016 Credit Agreement Due 2022

On February 16, 2016, we entered into the 2016 Credit Agreement due 2022, among us, the lending institutions identified in the 2016 Credit Agreement due 2022, and SunTrust Bank, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement due 2022 established new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in February 2022 that amortized on a basis of 1% annually during its six-year term, and a $40.0 million revolving credit facility that was to mature in February 2021 that included a swing line facility and a letter of credit facility.

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

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. As of December 28, 2019, there were $2.0 million of letters of credit outstanding and $78.0 million available under the revolver.

Fees and costs relating to the Third Amendment were $0.9 million, which are deferred and being amortized. In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. Deferred financing costs and original issue discount allocated to these lenders of $1.5 million were written-off and classified as debt extinguishment costs in the accompanying consolidated statement of operations for the year ended December 28, 2019. As of December 28, 2019, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $64.0 million, and accrued interest was $280 thousand.

On March 16, 2018, we entered into a second amendment of our 2016 Credit Agreement due 2022. The Second Amendment, among other things, decreases the applicable interest rate margins for the Initial Term Loans (as defined in the 2016 Credit Agreement due 2022) from (i) 3.75% to 2.50%, in the case of the Base Rate Loans (as defined in the 2016 Credit Agreement due 2022), and (ii) 4.75% to 3.50%, in the case of the Eurodollar Loans (as defined in the 2016 Credit Agreement due 2022).

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

Interest on all loans under the 2016 Credit Agreement due 2022 is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement due 2022 on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 3.77% as of December 28, 2019 and was 5.84% at December 29, 2018.

Pursuant to the Third Amendment, the 2016 Credit Agreement due 2022 contains a springing financial covenant that would apply if we draw in excess of thirty-five percent (35%) of the revolving facility commitment (excluding $7.5 million of undrawn letters of credit and letters of credit and draws thereunder that are cash collateralized at 103% of the stated amount thereof from such availability test). To the extent in effect, the springing financial covenant would prohibit us from exceeding a maximum first lien net leverage ratio (based on the ratio of total first lien (less unrestricted cash) debt to EBITDA) as of the last day of each applicable fiscal quarter. To the extent the springing financial covenant is in effect, the first lien net leverage ratio cannot exceed 4.00:1.00 (4.50:1.00 during a significant acquisition period as defined). We have not been required to test our first lien net leverage ratio because we have not exceeded 35% of our revolving capacity.

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

Deferred Financing Costs

All debt-related fees, costs and original issue discount, including those related to the revolving credit portion of the facility, is classified as a reduction of the carrying value of long-term debt. The activity relating to third-party fees and costs, lender fees and discount for the year ended December 28, 2019, are as follows:

(in thousands)	Total
At beginning of year	$12,361
Less: Amortization expense relating to 2016 Credit Agreement due 2022	(663)
Add: Third amendment of 2016 Credit Agreement refinancing costs	854
Less: Debt extinguishment costs relating to third amendment	(1,512)
Less: Amortization expense relating to 2018 Senior Notes due 2026	(1,011)

At end of year	$10,029

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated, as of December 28, 2019, is as follows:

(in thousands)	Total
2020	$1,390
2021	1,454
2022	1,521
2023	1,476
2024	1,561
Thereafter	2,627

Total	$10,029

As a result of prepayments of the term loan portion of the 2016 Credit Agreement due 2022 totaling $204.0 million since its inception in February 2016, and pursuant to the Third Amendment, we have no future scheduled repayments until the maturity of the facility on October 31, 2022. The contractual future maturities of long-term debt outstanding, including other debt relating to our software license financing arrangement, as of December 28, 2019, are as follows (at face value):

(in thousands)	Total
2020	$-
2021	-
2022	64,000
2023	-
2024	-
Thereafter	315,000

Total	$379,000

Long-Term Debt

Long-term debt consists of the following:

	December 28,	December 29,
	2019	2018
	(in thousands)
2018 Senior Notes Due 2026 - Senior notes issued on August 10, 2018, due August 10, 2026. Interest payable semi-annually, in arrears, beginning on February 16, 2019, accruing at a rate of 6.75% per annum beginning August 10, 2018. (1)	$315,000	$315,000

2016 Credit Agreement Due 2022 - Term loan payable with no contractually scheduled amortization payments. A lump sum payment of $64.0 million due on October 31, 2022. Interest payable quarterly at LIBOR or the Base prime rate plus an applicable margin. At December 28, 2019, the average rate was 2.00% plus a margin of 1.77%. At December 29, 2018, the average rate was 2.34% plus a margin of 3.50%. (2)	64,000	63,975

Other debt (3)	-	163

Long-term debt	379,000	379,138
Fees, costs and original issue discount (4)	(10,029)	(12,361)

Long-term debt, net	368,971	366,777
Less current portion of long-term debt (3)	-	(163)

Long-term debt, net, less current portion	$368,971	$366,614

(1)

Effective on August 10, 2018, the Company completed the issuance of $315.0 million aggregate principal amount of 6.75% senior notes due August 10, 2026, issued at 100% of their principal amount. The senior notes were issued to finance, together with cash on hand, the WWS acquisition. On January 24, 2020, we issued an additional $50.0 million of add-on senior notes, issued at 106.375% of their principal amount, to finance, together with cash on hand, the $92.0 million acquisition of NewSouth.

(2)	Effective on October 31, 2019, the Company amended and repriced this term loan into a new $64.0 million term loan, and new $80.0 million revolving credit facility, due October 31, 2022.
(3)

In July 2017, we entered into a two-year financing arrangement for the purchase of an enterprise-wide software license relating to office productivity software. This financing arrangement requires 24 monthly payments of $26 thousand each. We estimated the value of this financing arrangement to be $590 thousand, using an imputed annual interest rate of 6.00%, which approximated our borrowing rate under the 2016 Credit Agreement due 2022 at that time, a Level 3 input. This note was fully repaid in 2019.

(4)

Fees, costs and original issue discount – represents third-party fees, lender fees, other debt-related costs, and original issue discount, recorded as a reduction of the carrying value of the debt pursuant to ASU 2015-03, and are amortized over the lives of the debt instruments under the effective interest method.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of December 28, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Current	2-3 Years	4-5 Years	Thereafter
Long-term debt - 2016 Credit Agreement due 2022 (1)	$71,925	$2,693	$68,878	$354	$-
Long-term debt - 2018 Senior Notes due 2026 (2)	527,903	24,385	49,275	49,275	404,968
Operating leases	36,171	6,319	8,649	7,512	13,691
Aluminum forward contracts	317	317	-	-	-
Supply agreements	14,875	14,875	-	-	-
Equipment purchase commitments	1,357	1,357	-	-	-
Total contractual cash obligations	$652,548	$49,946	$126,802	$57,141	$418,659

(1)

Includes estimated future interest expense on our term debt under the 2016 Credit Agreement due 2022 at a weighted-average interest rate of 3.77% as of December 28, 2019, which includes a weighted-average base rate of 2.00% and a margin of 1.77%. Includes unused revolver availability fees at 0.25%, the rate as of December 28, 2019.

(2)

Includes estimated future interest expense on our 2018 Senior Notes due 2026 at a fixed interest rate of 6.75% as of December 28, 2019, including the additional $50.0 million in add-on senior notes issued January 24, 2020.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 28, 2019. Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If all of these programs were cancelled by us, as of December 28, 2019, we would be required to pay $14.9 million for various materials.

At December 28, 2019, we had $2.0 million in standby letters of credit related to our workers’ compensation insurance coverage, and commitments to purchase equipment of $1.4 million.

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

Goodwill and Indefinite-lived Intangible Assets

We disclosed the Company’s accounting policy for Goodwill and Trade Names under Item 8, Note 2 – Summary of Significant Accounting Policies.

For our Southeast reporting unit, we completed a qualitative assessment of our Southeast reporting unit goodwill on the first day of our fourth quarter of 2019. This qualitative assessment included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to our Southeast reporting unit, such as the inputs that would be used to calculate its fair values, as well as events and circumstances related to the Southeast reporting unit, such as the industry in which we operate, our competitive environment, the availability and costs of its raw materials and labor, the financial performance of our Southeast reporting unit, and factors related to the markets in which our Southeast reporting unit operates. We also considered that, for our Southeast reporting unit, no new impairment indicators were identified since the date of our prior assessment, which was a qualitative assessment. Based on the most recent qualitative assessment, we concluded that it is not more likely than not that the Southeast reporting unit’s carrying value exceeds it fair value.

For our WWS reporting unit, for the nine-month period in 2019 ended September 28, 2019, we experienced financial results which were below the financial projections as included in our valuation of certain intangible assets relating to our WWS Acquisition. As such, we elected to forego a qualitative assessment of our WWS acquisition goodwill and completed a quantitative assessment on the first day of our fourth quarter of 2019. The quantitative assessment was conducted using various valuation techniques, including a discounted cash flow analysis, which utilizes Level 3 fair value inputs, and included a reconciliation of the estimated combined fair values of both of our reporting units to the market capitalization of the Company. Based on that quantitative assessment, we concluded that it is not more likely than not that the carrying value our WWS reporting unit exceeds it fair value, as the estimated fair value of our WWS reporting unit substantially exceeded the carrying value.

We completed qualitative assessments of our PGT and CGI trade names on the first day of our fourth quarter of 2019. The qualitative assessments included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to our PGT and CGI trade names, such as the inputs that would be used to calculate their fair values, as well as events and circumstances related to the PGT and CGI trade names, such as the industry in which we use the PGT and CGI trade names, our competitive environment, the availability and costs of its raw materials and labor, the financial performance of our Company, and factors related to the markets in which our Company operates. We also considered that, for our PGT and CGI trade names, no new impairment indicators were identified since the date of our prior assessment, which was a qualitative assessment for our PGT trade name, and a quantitative assessment for our CGI trade.  The quantitative assessment for CGI resulted from a triggering event in January 2019, consistent with management’s plan for CGI’s Estate Collection of products, in which we began the process of rebranding our Estate Collection as WinDoor-branded products. This rebranding aligns the Estate Collection’s status as a high-end, luxury product line, with WinDoor’s focus on the luxury market. We considered this rebranding of CGI’s Estate Collection of products as WinDoor-branded products as a triggering event in 2018 as it results in a shift in revenues from being sold under the CGI trade name, to being sold under the WinDoor trade name.  Based on these qualitative assessments, we concluded that it is not more likely than not that our PGT and CGI trade names are impaired.

In 2019, our WinDoor trade name did not meet the financial projections used in our prior quantitative assessment. Also, our WWS tradename was affected by the same factors as discussed above for our WWS goodwill. As such, we completed quantitative assessments of our WinDoor and WWS trade names on the first day of our fourth quarter of 2019. Based on these quantitative assessments, we concluded that it is not more likely than not that our WinDoor and WWS trade names are impaired, as the estimated fair value of the tradenames exceeded the carrying value.  The carrying value for the WinDoor and WWS trade names are $18.4 million and $73.0 million, respectively.

Actual results can differ from our estimates, requiring adjustments to our assumptions. The result of these changes could result in a material change in our calculation and an impairment of our trade names. If our WinDoor and WWS brands do not perform to the levels expected in their most recent quantitative assessments of fair value, the WinDoor and WWS trade names are at higher degrees of risk for future impairment.  The quantitative assessments resulted in the fair value exceeding the carrying value of the WinDoor and WWS trade names by 7% and 6%, respectively. An increase of 1 percentage point in the discount rate, coupled with a 5% decrease in cash flows would result in the carrying values exceeding the fair values of these trade names, and result in impairments.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

FORWARD OUTLOOK

Net sales

Looking ahead into 2020, we believe Florida’s economic factors that impact our business currently are stable. Single-family housing starts in 2019 grew approximately 6%, below what we believe the Florida market can support. Within our core Florida market, we expect our sales into the repair and remodel segment to grow modestly in 2020, as compared to 2019. We expect to continue to see growth in our sales into the new construction segment due in part to what we believe will be continued growth in single-family starts and dealer expansion. Homebuilder confidence indices ended the year at near record levels, both nationally and regionally, in the South and West. Based on that confidence, as well as interest rates remaining relatively low and the persistent shortage of housing in many markets, we believe indications are that 2020 will be a solid year for single-family housing starts in our primary markets, which may be moderated somewhat by the continuing shortage of workers in many of the construction trades.

For our Western business, we expect our core market in California to begin to rebound from the depressed levels seen in 2019. Our initiatives to grow Western’s custom product sales in core and emerging markets delivered strong growth in 2019 and we expect this trajectory to continue in 2020. In addition, we plan to expand Western sales into the repair and remodel segment with the opening of a pilot site in California in 2020, and the introduction of our Western products to dealers that have a focus on the repair and remodel segment in the western United States.

We expect 2020 full-year sales to range between $850 million and $880 million, representing an increase of between 14% and 18%, as compared to 2019. This estimated sales range for 2020 includes our NewSouth Acquisition.

Gross profit and gross margin

We believe the following factors, which are not all inclusive, may impact our gross profit and gross margin in 2020:

•

Our gross margin percentages are influenced by total sales due to operating leverage of fixed costs, and also by product mix. We expect product mix to begin moving toward a more normalized historical mix in both our PGT legacy brands and WWS.

•

During 2019, our gross profit and gross margin percentage continued to benefit from improved operational efficiencies in our PGT legacy business and the higher gross margin contributed by our WWS sales. Our focus in 2020 will be to continue to sustain and strive to further improve our scrap rate performance and operating efficiencies, in addition to improving the operational efficiency, including materials and labor cost reductions, at WWS in support of its current product mix, which has a relatively higher level of custom sales products, and which are more costly to manufacture, versus its volume products, as compared to its historical mix. Furthermore, we have taken steps in our product pricing to benefit gross margin and offset input inflation.

•

Aluminum prices, which can fluctuate significantly, increased during the first half of 2019, but stabilized in the second half of the year. We believe that the fluctuations in aluminum prices are in some part affected by the current Presidential Administration’s continuing policies towards imports of steel and aluminum, including the potential for the imposition of additional tariffs on such products entering the United States. We believe the uncertainty surrounding the potential for these actions has and may continue to cause unpredictable volatility in aluminum prices during 2020, and that volatility may be significant. As of the beginning of 2020, we are hedged for approximately 64 percent of our anticipated aluminum needs through December 2020 at an average price of $0.83 per pound, which is an average representing the cash price per pound, excluding the delivery component for the Midwest Premium, which is currently approximately $0.14 per pound. We have entered into additional coverage for 2021 where we are covered for approximately 15 percent of our anticipated needs through June 2021 at an average cash price of $0.82 per pound. The current cash price is approximately $0.77 per pound.

•

Our gross profit and gross margin are also influenced by costs of labor. Portions of our labor force have become more tenured and, therefore, labor costs have begun to normalize as efficiencies are achieved. However, the strong jobs environment in Florida has resulted in a contraction in the labor pool, which has caused construction labor market wage inflation on the Company. We expect the tight construction labor market to continue during 2020.

Selling, general and administrative expenses (SG&A)

This expense category will be affected by the inclusion of the SG&A of NewSouth in 2020, including non-cash amortization depending on the level of amortizable intangible assets we determine to have acquired, if any. We are currently in the process of estimating the fair values of acquired intangible assets. We expect to leverage fixed SG&A on anticipated higher sales in 2020, compared to 2019, and to continue to look for areas within SG&A to drive efficiencies.

Depreciation and Amortization

Including the estimated impact on depreciation and amortization from our acquisition of NewSouth, depreciation and amortization is estimated to be approximately $40 million in 2020.

Interest expense

During 2019, we entered into the Third Amendment of the 2016 Credit Agreement due 2022, which resulted in reductions in our overall borrowing rate of 150 basis points, which we expect to reduce interest costs under this agreement. However, with the issuance of the add-on notes we used to finance a portion of the purchase price for acquiring NewSouth, totaling additional $50.0 million, added onto the 2018 Senior Notes due 2026, the level of our debt outstanding increased to $429.0 million, of which $365.0 million is at a fixed interest rate of 6.75%. We believe interest expense on our long-term debt will be approximately $29 million in 2020, including an estimated $1 million of non-cash amortization of net deferred financing costs.

Income tax expense

We expect to continue to be profitable in 2020, and thus, we believe that we will incur income tax expense at a combined Federal and state effective rate of between approximately 25% to 26%. This rate is based on the lower overall corporate income tax rate of 21% as the result of the Tax Act, plus a blended statutory state rate, taking into consideration a reduction in the corporate tax rate in Florida from 5.5% to 4.458%.

Liquidity and capital resources

We had $97.2 million of cash on hand as of December 28, 2019. On February 1, 2020, we completed our acquisition of NewSouth Acquisition for $92 million in cash, financed by the issuance of the Additional Senior Notes of $50.0 million aggregate principal amount of additional 6.75% 2018 Senior Notes due 2026 on January 24, 2020, issued at 106.375% of their principal amount, resulting in a premium to us of $3.2 million, together with cash on hand.

During 2020, we expect to continue to generate sufficient cash from operations to service the interest requirements on our debt, cover our operating expenses, and spend between $28 million and $34 million for capital expenditures, excluding any capital expenditures required by NewSouth. As a result of the Third Amendment, we have no further mandatory required payments remaining until the maturity in October 2022 of our 2016 Credit Agreement due 2022 but may continue to make voluntary prepayments in the future as our cash generation and other relevant factors permit. However, no assurances can be given that cash from operations will be sufficient for some or all these purposes.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process. As of February 6, 2020, for 2020, we are covered for approximately 64 percent of our anticipated needs through December 2020 at an average price of $0.83 per pound, which is an average representing the cash price per pound, excluding the delivery component for the Midwest Premium, which is currently approximately $0.14 per pound. We have entered into additional coverage for 2021 where we are covered for approximately 14 percent of our anticipated needs through June 2021 at an average cash price of $0.82 per pound.

Regarding only our aluminum hedging instruments for the purchase of aluminum as of December 28, 2019, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $2.2 million. This calculation utilizes our actual commitment of 26.3 million pounds under contract (to be settled throughout December 2020) and the market price of aluminum as of December 28, 2019. This calculation is based only on the LME price of aluminum and excludes an estimate for the Midwest premium.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding with a variable rate as of the date of December 28, 2019, of $64.0 million, a 100 basis-point increase in interest rate would result in approximately $0.6 million of additional interest costs annually.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
PGT Innovations, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PGT Innovations, Inc. and subsidiaries (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three‑year period ended December 28, 2019, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 30, 2018 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases, and several related amendments, as issued by the Financial Accounting Standards Board (FASB).

As discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of December 31, 2017 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers, and several related amendments, as issued by the FASB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the impairment analyses for brand trade names

As discussed in note 2 and 8 to the consolidated financial statements, the trade names balance as of December 28, 2019 was $148.8 million, of which $18.4 million related to the WinDoor brand and $73 million related to the Western Windows brand. The Company performs impairment testing over each trade name on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a trade name likely exceeds its fair value.

We identified the evaluation of the impairment analyses for these trade names (“the trade names”) as a critical audit matter. The estimated fair value of the trade names approximated their carrying value, indicating a higher risk that the trade names may be impaired and, therefore, involved a high degree of subjective auditor judgment. Specifically, the revenue growth rates, the royalty rates, and the discount rates assumptions used to calculate the fair value of the trade names were challenging to test as minor changes to those assumptions had a significant effect on the Company’s assessment of the carrying values of the trade names.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s trade name impairment analysis process, including controls related to the determination of the fair value of the trade names, the related revenue growth rates, the royalty rates, and the discount rates. We performed sensitivity analyses over the revenue growth rates, royalty rates, and discount rates assumptions to assess their impact on the Company’s determination that the fair value of the trade names exceeded their carrying values. We evaluated the Company’s forecasted revenue growth rates for the brands, by comparing the growth assumptions to forecasted growth rates in the Company’s and its peer companies’ analyst reports. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We involved a valuation professional with specialized skills and knowledge, who assisted in:

•	Evaluating the Company’s royalty rates, by comparing them against publicly available market data for comparable entities; and

•	Evaluating the Company’s discount rates, by comparing them against a discount rate range that was independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Tampa, Florida

February 26, 2020

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Net sales	$744,956	$698,493	$511,081
Cost of sales	484,588	455,025	352,097

Gross profit	260,368	243,468	158,984

Selling, general and administrative expenses	176,312	150,910	98,803
Gains on sales of assets	-	(2,551)	-

Income from operations	84,056	95,109	60,181

Interest expense, net	26,417	26,529	20,279
Debt extinguishment costs	1,512	3,375	-

Income before income taxes	56,127	65,205	39,902

Income tax expense	12,439	11,272	63

Net income	$43,688	$53,933	$39,839

Net income per common share:
Basic	$0.75	$1.03	$0.80

Diluted	$0.74	$1.00	$0.77

Weighted average shares outstanding:
Basic	58,346	52,461	49,522

Diluted	59,150	54,106	51,728

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017

Net income	$43,688	$53,933	$39,839

Other comprehensive income (loss) before tax:
Change in fair value of derivatives	(1,229)	(4,357)	-
Reclassification to earnings	5,030	239	-

Other comprehensive income (loss) before tax	3,801	(4,118)	-

Income tax expense (benefit) related to other comprehensive income (loss)	974	(1,053)	-

Other comprehensive income (loss), net of tax	2,827	(3,065)	-

Comprehensive income	$46,515	$50,868	$39,839

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 28,	December 29,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$97,243	$52,650
Accounts receivable, net	68,091	80,717
Inventories	43,851	44,666
Contract assets, net	10,547	6,757
Prepaid expenses	3,362	2,863
Other current assets	10,516	7,908
Total current assets	233,610	195,561

Property, plant and equipment, net	128,199	115,707
Operating lease right-of-use asset, net	26,390	-
Intangible assets, net	255,962	271,818
Goodwill	277,600	277,827
Other assets, net	972	1,240

Total assets	$922,733	$862,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,443	$15,288
Accrued liabilities	37,951	53,269
Current portion of operating lease liability	4,703	-
Current portion of long-term debt	-	163
Total current liabilities	56,097	68,720

Long-term debt, less current portion	368,971	366,614
Operating lease liability, less current portion	24,040	-
Deferred income taxes	27,945	22,758
Other liabilities	14,132	18,517
Total liabilities	491,185	476,609

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	-	-
Common stock; par value $.01 per share; 200,000 shares authorized; 61,921 and 60,729 shares issued and 58,505 and 58,082 shares outstanding at December 28, 2019 and December 29, 2018, respectively	619	607
Additional paid-in-capital	414,688	409,661
Accumulated other comprehensive loss	(238)	(3,065)
Retained earnings (accumulated deficit)	34,788	(8,900)
Shareholders' equity	449,857	398,303
Less: Treasury stock at cost	(18,309)	(12,759)
Total shareholders' equity	431,548	385,544

Total liabilities and shareholders' equity	$922,733	$862,153

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Cash flows from operating activities:
Net income	$43,688	$53,933	$39,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,876	14,225	13,051
Amortization	15,856	10,225	6,477
Provision for allowance for doubtful accounts	1,553	1,984	576
Stock-based compensation, including special employee grant	3,923	3,383	1,948
Amortization and write-offs of deferred financing costs	1,674	7,790	4,642
Debt extinguishment costs	1,512	3,375	-
Deferred income taxes	4,410	(4,962)	(9,066)
Loss (gain) on sales of assets	143	(2,703)	(452)
Change in operating assets and liabilities (net of acquisition effects):
Accounts receivable	12,682	(17,681)	(17,922)
Inventories	815	88	(7,305)
Prepaid expenses and other current assets	(4,429)	4,214	(1,024)
Accounts payable and accrued liabilities	(19,487)	26,435	18,261
Net cash provided by operating activities	81,216	100,306	49,025
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,268)	(29,769)	(17,818)
Business acquisitions	-	(354,584)	-
Proceeds from disposals of assets	71	5,957	3,089
Net cash used in investing activities	(31,197)	(378,396)	(14,729)
Cash flows from financing activities:
Proceeds from issuance of senior notes	-	315,000	-
Proceeds from issuance of common stock, net of issuance costs	-	152,503	-
Payments of long-term debt	(64,138)	(160,294)	(40,132)
Payments of financing costs	(854)	(12,066)	-
Proceeds from issuance of long-term debt	64,000	-	-
Purchases of treasury stock under repurchase program	(5,550)	-	-
Purchases of treasury stock or employee tax withholding	(505)	(687)	(284)
Proceeds from exercise of stock options	1,562	2,239	941
Proceeds from issuance of common stock under ESPP	59	30	29
Other	-	(14)	(31)
Net cash (used in) provided by financing activities	(5,426)	296,711	(39,477)
Net increase (decrease) in cash and cash equivalents	44,593	18,621	(5,181)
Cash and cash equivalents at beginning of year	52,650	34,029	39,210
Cash and cash equivalents at end of year	$97,243	$52,650	$34,029
Supplemental cash flow information:
Interest paid	$24,455	$11,145	$16,329
Income tax payments, net of refunds	$11,862	$19,546	$46
Non-cash activity:
Establish right-of-use asset, net of straight-line rent	$31,332	$-	$-
Establish operating lease liability	$(33,072)	$-	$-
Reclassification of accounts receivable to notes receivable	$4,401	$1,161	$286
Financed purchase of software license	$-	$-	$590
Property, plant and equipment additions in accounts payable	$449	$197	$111

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

				Accumulated	Retained
	Common stock		Additional	Other	Earnings
	Shares		Paid-in	Comprehensive	(Accumulated	Treasury
	Outstanding	Amount	Capital	Loss	Deficit)	Stock	Total
Balance at December 31, 2016 - previously reported	49,176,149	$519	$249,469	$-	$(104,710)	$(12,759)	$132,519
Cumulative effect of change in accounting for forfeitures relating to equity awards, net of tax expense of $69	-	-	178	-	(109)	-	69
Cumulative effect of change in accounting for unrecognized excess tax benefits	-	-	-	-	264	-	264
Balance at December 31, 2016 - as adjusted	49,176,149	$519	$249,647	$-	$(104,555)	$(12,759)	$132,852
Grants of restricted stock	-	3	(3)	-	-	-	-
Vesting of restricted stock	179,679	-	-	-	-	-	-
Forfeitures of restricted stock	-	(1)	1	-	-	-	-
Purchases of treasury stock	(23,826)	-	-	-	-	(284)	(284)
Retirement of treasury stock	-	-	(284)	-	-	284	-
Stock-based compensation	-	-	1,948	-	-	-	1,948
Exercise of stock options	470,622	4	937	-	-	-	941
Common stock issued under ESPP	2,714	-	29	-	-	-	29
Net income	-	-	-	-	39,839	-	39,839
Balance at December 30, 2017 - previously reported	49,805,338	$525	$252,275	$-	$(64,716)	$(12,759)	$175,325
Cumulative effect of change in method of accounting principle, net of tax expense of $647	-	-	-	-	1,883	-	1,883
Balance at December 30, 2017 - as adjusted	49,805,338	$525	$252,275	$-	$(62,833)	$(12,759)	$177,208
Grants of restricted stock	-	2	(2)	-	-	-	-
Vesting of restricted stock	162,841	-	-	-	-	-	-
Forfeitures of restricted stock	-	(1)	1	-	-	-	-
Purchases of treasury stock	(35,691)	-	-	-	-	(687)	(687)
Retirement of treasury stock	-	-	(687)	-	-	687	-
Stock-based compensation	-	-	2,796	-	-	-	2,796
Exercise of stock options	1,119,247	11	2,228	-	-	-	2,239
Common stock issued under equity offering	7,000,000	70	152,433	-	-	-	152,503
Common stock issued in employee grant	28,160	-	587	-	-	-	587
Common stock issued under ESPP	1,645	-	30	-	-	-	30
Other comprehensive loss, net of tax benefit of $1,053	-	-	-	(3,065)	-	-	(3,065)
Net income	-	-	-	-	53,933	-	53,933
Balance at December 29, 2018	58,081,540	$607	$409,661	$(3,065)	$(8,900)	$(12,759)	$385,544
Grants of restricted stock	-	6	(6)	-	-	-	-
Vesting of restricted stock	164,226	-	-	-	-	-	-
Forfeitures of restricted stock	-	(1)	1	-	-	-	-
Purchases of treasury stock	(428,059)	-	-	-	-	(6,055)	(6,055)
Retirement of treasury stock	-	-	(505)	-	-	505	-
Stock-based compensation	-	-	3,923	-	-	-	3,923
Exercise of stock options	682,931	7	1,555	-	-	-	1,562
Common stock issued under ESPP	4,096	-	59	-	-	-	59
Other comprehensive income, net of tax expense of $974	-	-	-	2,827	-	-	2,827
Net income	-	-	-	-	43,688	-	43,688
Balance at December 28, 2019	58,504,734	$619	$414,688	$(238)	$34,788	$(18,309)	$431,548

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

PGT Innovations, Inc. (“PGTI”, “we,” or the “Company”), formerly named PGT, Inc., is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority of our sales are to customers in the state of Florida; however, we also sell products in many other states, the Caribbean, Canada, and in South and Central America. With the acquisition of Western Window Systems (‘WWS’), we also have sales in the western United States. Products are sold primarily through an authorized dealer and distributor network.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (“NYSE”) from the NASDAQ Global Market, and began trading on the NYSE under its existing ticker symbol of “PGTI”. We have four manufacturing operations in Florida, with one in North Venice, two in the greater Miami area, and one in Orlando and one in Arizona. Additionally, we have two glass tempering and laminating plants and one insulation glass plant, all located in North Venice.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Fiscal period

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The years ended December 28, 2019, December 29, 2018, and December 30, 2017, consisted of 52 weeks.

Principles of consolidation

The consolidated financial statements present the results of the operations, financial position and cash flows of PGTI, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment information

We operate as two segments based on geography: the Southeast segment, and the Western segment. See Note 20 for more information. Prior to 2019, we operated as one segment; the manufacture and sales of windows and doors.

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

Revenue recognition

With the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” together with subsequently issued related guidance, we recognize revenue pursuant to Topic 606 of the Accounting Standards Codification (ASC). See Note 4, “Revenue Recognition and Contracts with Customers.”

Cost of sales

Cost of sales represents costs directly related to the production of our products. Primary costs include raw materials, direct labor, and manufacturing overhead, which consist of salaries, wages, employee benefits, utilities, maintenance, lease costs and depreciation.

Shipping and handling costs

Shipping and handling costs incurred in the purchase of materials used in the manufacturing process are included in cost of sales. Costs relating to shipping and handling of our finished products are included in selling, general and administrative expenses and totaled $38.3 million, $29.9 million and $20.6 million for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.

Advertising

We expense advertising costs as incurred. Advertising expense, which is included in selling, general and administrative expenses, was $5.2 million, $3.2 million and $1.3 million for the years ended December 28 2019, December 29, 2018, and December 30, 2017, respectively.

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

	December 28,	December 29,
	2019	2018
	(in thousands)
Accounts receivable	$71,411	$83,506
Less: Allowance for doubtful accounts	(3,320)	(2,789)

Accounts receivable, net	$68,091	$80,717

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

During 2019, we recorded warranty expense at an average rate of 1.7% of sales. This rate is equal to the average rate of 1.7% of sales accrued in 2018. We assess the adequacy of our warranty accrual on a quarterly basis, and adjust the previous amounts recorded, if necessary, to reflect the change in estimate of the future costs of claims yet to be serviced. The following provides information with respect to our warranty accrual.

Accrued Warranty	Beginning of Period	Acquired	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)
Year ended December 28, 2019	$6,149	$-	$12,720	$570	$(13,195)	$6,244

Year ended December 29, 2018	$5,386	$509	$11,835	$(650)	$(10,931)	$6,149

Year ended December 30, 2017	$5,569	$-	$10,675	$(212)	$(10,646)	$5,386

The accrual for warranty is included in accrued liabilities and other liabilities, depending on estimated settlement date, in the consolidated balance sheets as of December 28, 2019 and December 29, 2018. The portion of warranty expense related to the issuance of product of $2.7 million, $4.9 million and $4.8 million is included in cost of sales in the consolidated statements of operations for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively. The portion related to servicing warranty claims including costs of the service department personnel is included in selling, general and administrative expenses in the consolidated statements of operations, and is $10.6 million, $6.3 million and $5.7 million, respectively, for the years ended December 28, 2019, December 29, 2018, and December 30, 2017.

Inventories

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited finished goods inventory as most products are custom, made-to-order products manufactured under noncancelable purchase orders and therefore are recognized over time during the manufacturing process. All inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The reserve for obsolescence, which was immaterial at December 28, 2019 and December 29, 2018, is based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined through Company history, specific identification and consideration of prevailing economic and industry conditions. Inventories consist of the following:

	December 28,	December 29,
	2019	2018
	(in thousands)
Raw materials	$41,255	$42,036
Work in progress	2,337	2,278
Finished goods	259	352

Inventories	$43,851	$44,666

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

Computer software

We capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is complete, and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include:

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

Capitalized software as of December 28, 2019, and December 29, 2018, was $24.0 million and $22.2 million, respectively. Accumulated depreciation of capitalized software was $21.2 million and $18.8 million as of December 28, 2019, and December 29, 2018, respectively.

Amortization expense for capitalized software was $2.4 million, $1.9 million, and $1.5 million for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.

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

For our Southeast reporting unit, based on a qualitative assessment, we concluded that a quantitative one-step assessment was not required to be performed. For our WWS reporting unit, for the nine-month period in 2019 ended September 28, 2019, we experienced financial results which were below our 2019 annual operating budget, and below the financial projections as included in our valuation of certain intangible assets relating to our WWS Acquisition. As such, we elected to forego a qualitative assessment of our Western reporting unit goodwill, and we completed a quantitative assessment of our Western reporting unit goodwill on the first day of our fourth quarter of 2019. The quantitative assessment was conducted using various valuation techniques, including a discounted cash flow analysis, which utilizes Level 3 fair value inputs, and included a reconciliation of the estimated combined fair values of both of our reporting units to the market capitalization of the Company, Based on that quantitative assessment, we concluded that it is not more likely than not that the carrying value our WWS reporting unit exceeds it fair value.

Trade names

The Company has indefinite-lived intangible assets in the form of trade names. The impairment evaluation of the carrying amount of our trade names is conducted annually, or more frequently, if events or changes in circumstances indicate that they might be impaired. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If we elect to bypass the qualitative assessment or if we determine, based on qualitative factors, that it is more likely than not that the fair value of our trade names is less than the carrying amount, an evaluation is performed by comparing their carrying amount to their estimated fair values. If the estimated fair value is less than the carrying amount of the trade name, then an impairment charge is recorded to reduce the carrying value to its estimated fair value. The estimated fair value is determined using the relief from royalty method that is based upon the discounted projected cost savings (value) attributable to ownership of our trade names, our only indefinite lived intangible assets. Based on qualitative assessments, we concluded that quantitative assessments were not required to be performed for our PGT or CGI trade names.

In evaluating our WinDoor and WWS trade name as of the first day of our fourth quarter of 2019, we elected to bypass the qualitative assessment and perform a quantitative assessment. Based on these quantitative assessments, we concluded that no impairment was indicated.

Derivative financial instruments

We utilize certain derivative instruments, from time to time, including forward contracts to manage variability in cash flow associated with commodity market price risk exposure in the aluminum market. We do not enter into derivatives for speculative purposes.

Concentrations of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. Accounts receivable are due primarily from dealers and distributors of building materials, and other companies in the construction industry, primarily located in Florida, California, Texas and Arizona. Credit is extended based on an evaluation of the customer’s financial condition and credit history, and generally collateral is not required. The Company maintains an allowance for potential credit losses on trade receivables.

We maintain our cash with several financial institutions, the balance of which exceeds federally insured limits. At December 28, 2019, and December 29, 2018, our cash balance exceeded the insured limit by $95.2 million and $50.9 million, respectively.

Comprehensive income

The Company reports comprehensive income (loss), defined as the total of net income and other comprehensive income (loss), which is composed of all other non-owner changes in equity, and the components thereof, in its consolidated statements of comprehensive income.

The components of other comprehensive income (loss) relate to gains and losses on cash flow hedges. Reclassification adjustments reflecting such gains and losses are recorded as income in the same period as the hedged items affect earnings.

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

Our weighted average number of diluted shares outstanding excludes underlying securities of 74 thousand, and 19 thousand for the years ended December 28, 2019, and December 30, 2017, respectively, because their effects were anti-dilutive. There were no anti-dilutive shares outstanding for the year ended December 29, 2018.

The table below presents the calculation of basic and diluted earnings per share, including a reconciliation of weighted average common shares:

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
(in thousands, except per share amounts)
Numerator:
Net income	$43,688	$53,933	$39,839

Denominator:
Weighted-average common shares - Basic	58,346	52,461	49,522
Add: Dilutive effect of stock compensation plans	804	1,645	2,206

Weighted-average common shares - Diluted	59,150	54,106	51,728

Net income per common share:
Basic	$0.75	$1.03	$0.80

Diluted	$0.74	$1.00	$0.77

3. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

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

The new standard was effective for us on December 30, 2018 (the first day of our 2019 fiscal year), with early adoption permitted. We adopted the new standard on this date, using the required modified retrospective transition approach, applying the new standard to all leases existing on the effective date. Consequently, financial information was not updated, and the disclosures required under the new standard will not be provided for dates and periods prior to December 30, 2018. As of the date of adoption, all of our leases were operating leases, and we have no financing leases as of December 28, 2019.

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

This standard had a material effect on our consolidated balance sheet relating to the recognition of an operating lease right-of-use asset and operating lease liability for our real estate leases and related to new disclosures about our leasing activities. On adoption, we recognized an operating lease right-of-use asset of $30.5 million, and an operating lease liability of $32.3 million, based on the present value of the remaining minimum rental payments under prior leasing standards for existing operating leases. Calculation of the present value of the remaining minimum rental payments required the use of judgment relating to the selection of the discount rate applied to future lease payments. We used a weighted-average interest rate of 6.2%, which was based on a current trade rate for our 2018 Senior Notes due 2026. See Note 14 for additional information relating to our leases.

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

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease right-of-use asset also includes any up-front lease payments made and initial direct costs incurred, less lease incentives received. Our lease terms may include options to extend or terminate the lease. Judgment is required to determine when it is reasonably certain that we will exercise an option and should therefore include the optional period in the lease term. Lease expense is recognized on a straight-line basis over the lease term.

Accounting Pronouncements Recently Issued, Not Yet Adopted

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

4. Revenue Recognition and Contracts with Customers

Adoption of ASU 2014-09, “Revenue from Contracts with Customers”

We adopted ASU 2014-09, “Revenue from Contracts with Customers”, together with subsequently issued related guidance, on December 31, 2017 (the first day of our 2018 fiscal year) using the modified retrospective adoption methodology, whereby the cumulative impact of all prior periods was recorded in retained earnings or other impacted balance sheet line items upon adoption. Under the modified retrospective adoption method, we elected to retroactively adjust, inclusive of all previous modifications, only those contracts that were considered open at the date of initial application. Upon adoption, we recognized a net decrease to the fiscal year 2018 opening balance of accumulated deficit of $1.9 million related to sales of $8.7 million, that would have been recognized over time in our prior year ended December 30, 2017. The details of the adjustment to accumulated deficit upon adoption on December 31, 2017 is as follows (in thousands):

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

	Year Ended December 29, 2018
	As	Impact of	Previous
	Presented	ASU 2014-09	Standard
Net sales	$698,493	$2,553	$701,046
Cost of sales	455,025	1,875	456,900
Gross profit	243,468	678	244,146
Selling, general and administrative expenses	150,910	104	151,014
Gains on sales of assets	(2,551)	-	(2,551)
Income from operations	95,109	574	95,683
Interest expense, net	26,529	-	26,529
Debt extinguishment costs	3,375	-	3,375
Income before income taxes	65,205	574	65,779
Income tax expense	11,272	146	11,418
Net income	$53,933	$428	$54,361
Basic	$1.03		$1.04
Diluted	$1.00		$1.00
Other comprehensive loss before tax:
Change in fair value of derivatives	(4,357)	-	(4,357)
Reclassification to earnings	239	-	239
Other comprehensive loss before tax	(4,118)	-	(4,118)
Income tax benefit related to other comprehensive loss	(1,053)	-	(1,053)
Other comprehensive loss, net of tax	(3,065)	-	(3,065)
Comprehensive income	$50,868	$428	$51,296

	At December 29, 2018
	As	Impact of	Previous
	Presented	ASU 2014-09	Standard
Cash and cash equivalents	$52,650	$-	$52,650
Accounts receivable, net	80,717	-	80,717
Inventories	44,666	4,186	48,852
Contract assets, net	6,757	(6,757)	-
Prepaid expenses	2,863	-	2,863
Other current assets	7,908	-	7,908
Total current assets	195,561	(2,571)	192,990
Property, plant and equipment, net	115,707	-	115,707
Trade name and other intangible assets, net	271,818	-	271,818
Goodwill	277,827	-	277,827
Other assets, net	1,240	-	1,240
Total assets	$862,153	$(2,571)	$859,582

Accounts payable	$15,288	$-	$15,288
Accrued liabilities	53,269	64	53,333
Current portion of long-term debt	163	-	163
Total current liabilities	68,720	64	68,784
Long-term debt, less current portion	366,614	-	366,614
Deferred income taxes	22,758	(647)	22,111
Other liabilities	18,517	-	18,517
Total liabilities	476,609	(583)	476,026
Total shareholders' equity	385,544	(1,988)	383,556
Total liabilities and shareholders' equity	$862,153	$(2,571)	$859,582

Amounts in the tables above presented under “Previous Standard” represent balances as-if ASU 2014-09 had not been adopted, which primarily reflects finished goods and certain unused glass components directly attributable to noncancelable sales orders and with no alternative future use, and therefore recognized as revenue over time under the new standard but still classified in inventory under the previous standard, and no net contract assets on the consolidated balance sheet.

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

Disaggregation of Revenues from Contracts with Customers

The following table provides information about our revenue differentiated based on reportable segment, product category, and market (dollars in millions):

	Year Ended
	December 28,	December 29,
Disaggregation of revenue:	2019	2018
Reporting segment:
Southeast	$595.1	$636.4
Western	149.9	62.1

Total net sales	$745.0	$698.5

Product category:
Impact-resistant window and door products	$516.1	$561.8
Non-impact window and door products	228.9	136.7

Total net sales	$745.0	$698.5

Market:
New construction	$368.4	$283.1
Repair and remodel	376.6	415.4

Total net sales	$745.0	$698.5

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the year ended December 28, 2019, the Western segment’s net sales of its volume products were $53.9 million. For the post-acquisition period from the August 13, 2018 acquisition date to December 29, 2018, the Western segment’s net sales of its volume products were $23.5 million.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At December 28, 2019, and December 29, 2018, those contract liabilities totaled $7.9 million and $8.3 million, respectively, of which $7.4 million and $7.8 million, respectively, are classified within accrued liabilities, and $0.5 million and $0.5 million, respectively, are classified within contract assets, net, in the accompanying condensed consolidated balance sheets at December 28, 2019, and December 29, 2018.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at December 29, 2018 were satisfied in the first quarter of 2019, and contract assets at December 29, 2018 were transferred to accounts receivable in the first quarter of 2019. Contract liabilities at December 28, 2019 represents cash received during the three-month period ended December 28, 2019, excluding amounts recognized as revenue during that period. Contract assets at December 28, 2019 represents revenue recognized during the three-month period ended December 28, 2019, excluding amounts transferred to accounts receivable during that period.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue as the performance obligation is satisfied. Our contracts with our customers generally represent an approved purchase order, together with our standard terms and conditions. Our custom product contracts include distinct goods that are substantially the same and have the same pattern of transfer to the customer over time, and therefore represent a series of distinct goods accounted for as a single performance obligation. For volume products, we allocate the contract’s transaction price to each distinct performance obligation based on the estimated relative standalone selling price of each distinct good. Observable standalone sales are used to determine the standalone selling price. Certain customers are eligible for rebates based on their volume or purchases during an annual period. Rebates are recorded as a reduction to sales and were immaterial in all periods presented.

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our volume products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of December 28, 2019 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

Policies Regarding Shipping and Handling Costs and Commissions on Contract Assets

The Company has made a policy election to continue to recognize shipping and handling costs as a fulfillment activity. Treating shipping and handling as a fulfillment activity requires estimated shipping and handling costs for undelivered custom products and certain glass components on which we have recognized revenue and created a contract asset, to be accrued to match this cost with the recognized revenue. This policy is unchanged from the Company’s policy for recognizing shipping and handling costs prior to the adoption of the new revenue standard.

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

5. Acquisitions

Western Window Systems

On August 13, 2018, PGT Innovations, Inc. completed the acquisition of GEF WW Parent LLC (now known as “Western Window Systems” or “WWS”) and its subsidiaries (the “WWS Acquisition”). Headquartered in Phoenix, Arizona, Western Window Systems designs and manufactures contemporary door and window systems that unify indoor/outdoor living for the residential, commercial and multi-family markets. As a result of the acquisition, WWS became a wholly owned subsidiary of PGT Innovations, Inc. and its accounts and results are reflected in the accompanying consolidated financial statements as of and from August 13, 2018.

Purchase Price Allocation

The fair value of consideration transferred in the WWS Acquisition was $354.6 million. The WWS Acquisition was financed primarily with proceeds of $315.0 million from the issuance of the 2018 Senior Notes due 2026, and with $39.6 million in cash on hand. See Note 10 for a discussion of the 2018 Senior Notes due 2026.

The fair value of assets acquired, and liabilities assumed as of the closing date, are as follows:

	Initial Allocation	Adjustments to Allocation	Final Allocation
Accounts and notes receivable	$7,555	$(217)	$7,338
Inventories	12,580	-	12,580
Contract assets, net	890	-	890
Prepaid expenses and other assets	1,190	-	1,190
Property and equipment	16,416	(447)	15,969
Intangible assets	167,000	-	167,000
Goodwill	164,379	5,162	169,541
Accounts payable	(5,622)	-	(5,622)
Accrued and other liabilities	(9,175)	53	(9,122)
Deferred income tax liabilities	-	(5,180)	(5,180)
Purchase price	$355,213	$(629)	$354,584

Consideration:
Cash	$355,213	$(629)	$354,584
Total fair value of consideration	$355,213	$(629)	$354,584

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

The WWS Acquisition included its subsidiary, WWS Blocker LLC (“Blocker”). Blocker was a single-purpose U.S. tax blocker which held a 18.06% ownership percentage of the combined ownership of WWS, and for which that portion of the fair value of assets acquired and liabilities assumed in the WWS Acquisition was not eligible for a step-up in basis. As a result, we recorded a net deferred tax liability of $5.2 million in the WWS Acquisition, primarily relating to the fair value of the acquired identifiable indefinite-lived and amortizable intangible assets. Subsequent to the acquisition, Blocker was merged out of existence. See Note 13 for details of the components of the net deferred tax liability recorded in the WWS Acquisition.

We incurred costs totaling $4.4 million relating to the WWS Acquisition, which includes $0.7 million in additional costs in the first quarter of 2019, included in selling, general, and administrative expenses in the consolidated statement of operations for the years ended December 28, 2019, and December 29, 2018, and relates to legal expenses, representations and warranties insurance, diligence, accounting and printing services.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, has been determined to be $169.5 million, of which we estimate $139.6 million is expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through additional sales channel opportunities as well as penetration of a new geographic market with enhanced opportunities for cross-selling of our multiple brands in all markets.

The purchase agreement relating to the WWS Acquisition has a post-closing working capital calculation whereby we were required to prepare, and which we delivered to the sellers, a final statement of purchase price, including our calculation of actual net working capital as of the closing date. The calculation resulted in a net decrease in purchase price of $0.6 million.

Net sales of WWS, included in the consolidated statement of operations for the year ended December 28, 2019, was $138.3 million. Net sales of WWS included in the consolidated statement of operations for the year ended December 29, 2018 from the August 13, 2018 acquisition date was $49.7 million. The net income of WWS in the consolidated statements of operations for both periods were de minimis after allocation of interest and other corporate costs to WWS.

Valuation of Identified Intangible Assets

The valuation of the identifiable intangible assets acquired in the WWS Acquisition and our estimate of their respective useful lives are as follows:

		Initial
	Valuation	Useful Life
	Amount	(in years)
(in thousands)
Trade names	$73,000	indefinite
Customer relationships	94,000	10

Other intangible assets, net	$167,000

Pro Forma Financial Information

The following unaudited pro forma financial information assumes the WWS Acquisition had occurred at the beginning of the earliest period presented. Pro forma results have been prepared by adjusting our historical results to include the results of WWS adjusted for the following: amortization expense related to the amortizable intangible assets arising from the acquisition, interest expense to reflect the 2018 Senior Notes issued in connection with the acquisition. The following pro forma results of WWS do not include any adjustment for the adoption of the revenue recognition guidance under Topic 606 at the beginning of each period as it was not practicable to determine its effects. The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

	Year Ended
	December 29,	December 30,
Pro Forma Results (unaudited)	2018	2017
(in thousands, except per share amounts)

Net sales	$775,473	$611,240

Net income	$50,407	$29,270

Net income per common share:
Basic	$0.96	$0.59

Diluted	$0.93	$0.57

6. Sale of Assets

On September 22, 2017, we entered into an Asset Purchase Agreement (“APA”) with Cardinal LG Company (“Cardinal”) for the sale to Cardinal of certain manufacturing equipment we used in processing glass components for PGT-branded doors for a cash purchase price of $27.8 million. Contemporaneously with entering into the APA, we entered into a seven-year supply agreement (“SA”) with Cardinal for Cardinal to supply us with glass components for PGT-branded doors. The Company determined to sell these assets and enter the SA to allow us to heighten our focus in our core areas of window and door manufacturing and, at the same time, strengthen our supply chain for high-quality door glass from a supplier with whom we have been doing business for many years.

The Company has determined that, although the APA and SA are separate agreements, they were negotiated contemporaneously. Therefore, the Company has concluded that the $27.8 million of proceeds under the APA should be bifurcated between the sale of the door glass manufacturing assets, and as payment received from a supplier for the Company’s agreement to buy glass components for PGT-branded doors from Cardinal under the SA. The bifurcation of the proceeds in excess of the stand-alone selling price of the assets acquired would be allocated to the SA and recognized as a reduction of cost of sales as glass components are purchased by PGTI. Based on the established stand-alone selling price of the assets sold, as determined by an independent appraisal, approximately $7.7 million was allocated to the sale of the assets, with the remaining $20.1 million representing consideration received from Cardinal related to the agreement to buy door glass components for PGT-branded doors from Cardinal. This consideration is being amortized over the seven-year term of the SA.

At the time we ceased using these assets in production, at which time they became available for immediate sale, their net book value was $4.7 million, and they were reclassified from property, plant and equipment, to assets held for sale within other current assets.

The APA provided for the transfer of the assets from the Company to Cardinal in two phases, with the first date in 2017, and the second date in 2018, on dates which the Company and Cardinal agree to use. Under the APA, the cash purchase price of $27.8 million was to be paid by Cardinal to the Company in three separate payments of $3.0 million on or about the time of the first transfer of the assets to Cardinal, $10.0 million on or about January 15, 2018, and $14.8 million at or about the time of the second transfer of assets to Cardinal.

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

The SA provides that the Company will purchase, and Cardinal will supply, all the Company’s requirements for certain glass components used in PGT-branded doors through the end of 2024. The terms of the manufacture by Cardinal and purchase by the Company of such glass components as to purchase orders, forecasts of purchases, pricing, invoicing, delivery and payment terms and other terms, are all as described in the SA. Early in the fourth quarter of 2017, we began purchasing and receiving glass components from Cardinal under the SA. At that time, we began amortizing the advance consideration received from Cardinal initially allocated to the SA, recognizing $628 thousand in the year ended December 30, 2017, and $2.8 million in each of the years ended December 29,

2018, and December 28, 2019, which are classified as reductions to cost of sales in the accompanying consolidated statements of operations in each year. The remaining unamortized balance of $13.9 million is classified in the accompanying consolidated balance sheet as of December 28, 2019, as $2.8 million within accrued liabilities and $11.1 million within other liabilities.

7. Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of:

	December 28,	December 29,
	2019	2018
	(in thousands)
Land	$6,664	$6,664
Buildings and improvements	77,860	71,319
Machinery and equipment	112,046	98,917
Vehicles	14,799	13,592
Software	24,047	22,173
Construction in progress	14,116	7,617

Property, plant and equipment	249,532	220,282
Less: Accumulated depreciation	(121,333)	(104,575)

Property, plant and equipment, net	$128,199	$115,707

The Company recognized depreciation expense of $18.9 million, $14.2 million, and $13.1 million related to property, plant and equipment during the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.

8. Goodwill and Intangible Assets

Goodwill and intangible assets are as follows as of:

			Initial
	December 28,	December 29,	Useful Life
	2019	2018	(in years)
	(in thousands)
Goodwill	$277,600	$277,827	indefinite

Other intangible assets:
Trade names	$148,841	$148,841	indefinite

Customer relationships	200,647	200,647	3-10
Developed technology	3,000	3,000	9-10
Non-compete agreements	1,668	1,668	2-5
Software license	590	590	2
Less: Accumulated amortization	(98,784)	(82,928)

Subtotal	107,121	122,977

Other intangible assets, net	$255,962	$271,818

Goodwill at December 29, 2018	$277,827
Adjustment to liabilities assumed in acquisition of WWS	(53)
Decrease from change in deferred tax liability in acquisition of WWS	(174)

Goodwill at December 28, 2019	$277,600

Amortizable Intangible Assets

We test amortizable intangible assets for impairment when indicators of impairment exist. No impairment was recorded for any period presented.

Estimated amortization of our amortizable intangible assets is as follows for future fiscal years:

(in thousands)	Total
2020	$15,885
2021	15,400
2022	14,541
2023	12,380
2024	12,333
Thereafter	36,582

Total	$107,121

9. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	December 28,	December 29,
	2019	2018
	(in thousands)
Accrued interest	$9,021	$8,700
Accrued payroll and benefits	9,421	16,498
Customer deposits	7,414	7,810
Accrued warranty	5,258	5,182
Advance supplier consideration	2,808	2,808
Accrued health claims insurance payable	1,301	954
Fair value of derivative financial instruments	510	3,907
Accrued federal and state income taxes	40	3,189
Other	2,178	4,221

Accrued liabilities	$37,951	$53,269

Other accrued liabilities are comprised primarily of state sales taxes, property taxes and customer rebates. See Note 6 for a discussion of the net advance supplier consideration relating to the SA with Cardinal Glass Industries.

10. Long-Term Debt

Long-term debt consists of the following:

	December 28,	December 29,
	2019	2018
	(in thousands)
2018 Senior Notes Due 2026 - Senior notes issued on August 10, 2018, due August 10, 2026. Interest payable semi- annually, in arrears, beginning on February 16, 2019, accruing at a rate of 6.75% per annum beginning August 10, 2018.	$315,000	$315,000

2016 Credit Agreement Due 2022 - Term loan payable with no contractually scheduled amortization payments. A lump sum payment of $64.0 million due on October 31, 2022. Interest payable quarterly at LIBOR or the Base prime rate plus an applicable margin. At December 28, 2019, the average rate was 2.00% plus a margin of 1.77%. At December 29, 2018, the average rate was 2.34% plus a margin of 3.50%.	64,000	63,975

Other debt	-	163

Long-term debt	379,000	379,138

Fees, costs and original issue discount (1)	(10,029)	(12,361)

Long-term debt, net	368,971	366,777

Less current portion of long-term debt	-	(163)

Long-term debt, net, less current portion	$368,971	$366,614

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

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, which is being amortized under the effective interest method. See “Deferred Financing Costs” below. As of December 28, 2019, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $315.0 million, and accrued interest totaled $8.7 million.

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

2016 Credit Agreement Due 2022

On February 16, 2016, we entered into the 2016 Credit Agreement due 2022, among us, the lending institutions identified in the 2016 Credit Agreement due 2022, and SunTrust Bank, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement due 2022 established new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in February 2022 that amortized on a basis of 1% annually during its six-year term, and a $40.0 million revolving credit facility that was to mature in February 2021 that included a swing line facility and a letter of credit facility.

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

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. As of December 28, 2019, there were $2.0 million of letters of credit outstanding and $78.0 million available under the revolver.

Fees and costs relating to the Third Amendment were $0.9 million, which are deferred and being amortized. In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. Deferred financing costs and original issue discount allocated to these lenders of $1.5 million were written-off and classified as debt extinguishment costs in the accompanying consolidated statement of operations for the year ended December 28, 2019. As of December 28, 2019, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $64.0 million, and accrued interest was $280 thousand.

On March 16, 2018, we entered into a second amendment of our 2016 Credit Agreement due 2022. The Second Amendment, among other things, decreased the applicable interest rate margins for the Initial Term Loans (as defined in the 2016 Credit Agreement due 2022) from (i) 3.75% to 2.50%, in the case of the Base Rate Loans (as defined in the 2016 Credit Agreement due 2022), and (ii) 4.75% to 3.50%, in the case of the Eurodollar Loans (as defined in the 2016 Credit Agreement due 2022). On February 17, 2017, we entered into the first amendment to our 2016 Credit Agreement due 2022, which also resulted in decreases in the applicable margins, but which did not include any changes in lender positions.

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

Interest on all loans under the 2016 Credit Agreement due 2022 is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Prior to amending the 2016 Credit Agreement due 2022 on March 16, 2018, as described above, borrowings under the term loans and the revolving credit facility accrued interest at a rate equal to, at our option, LIBOR (with a floor of 100 basis points in respect of the term loan), or a base rate (with a floor of 200 basis points in respect of the term loan) plus an applicable margin. The applicable margin was 475 basis points in the case of LIBOR and 375 basis points in the case of the base rate. The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 3.77% as of December 28, 2019 and was 5.84% at December 29, 2018.

Pursuant to the Third Amendment, the 2016 Credit Agreement due 2022 contains a springing financial covenant that would apply if we draw in excess of thirty-five percent (35%) of the revolving facility commitment (excluding $7.5 million of undrawn letters of credit and letters of credit and draws thereunder that are cash collateralized at 103% of the stated amount thereof from such availability test). To the extent in effect, the springing financial covenant would prohibit us from exceeding a maximum first lien net leverage ratio (based on the ratio of total first lien (less unrestricted cash) debt to EBITDA) as of the last day of each applicable fiscal quarter. To the extent the springing financial covenant is in effect, the first lien net leverage ratio currently cannot exceed 4.00:1.00 (4.50:1.00 during a significant acquisition period as defined). We have not been required to test our first lien net leverage ratio because we have not exceeded 35% of our revolving capacity.

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

Deferred Financing Costs

All debt-related fees, costs and original issue discount, including those related to the revolving credit portion of the facility, is classified as a reduction of the carrying value of long-term debt. The activity relating to third-party fees and costs, lender fees and discount for the year ended December 28, 2019, are as follows:

(in thousands)	Total
At beginning of year	$12,361
Less: Amortization expense relating to 2016 Credit Agreement due 2022	(663)
Add: Third amendment of 2016 Credit Agreement refinancing costs	854
Less: Debt extinguishment costs relating to third amendment	(1,512)
Less: Amortization expense relating to 2018 Senior Notes due 2026	(1,011)

At end of year	$10,029

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated, as of December 28, 2019, is as follows:

(in thousands)	Total
2020	$1,390
2021	1,454
2022	1,521
2023	1,476
2024	1,561
Thereafter	2,627

Total	$10,029

As a result of prepayments of the term loan portion of the 2016 Credit Agreement due 2022 totaling $204.0 million since its inception in February 2016, and pursuant to the Third Amendment, we have no future scheduled repayments until the maturity of the facility on October 31, 2022. The contractual future maturities of long-term debt outstanding, including other debt relating to our software license financing arrangement, as of December 28, 2019, are as follows (at face value):

(in thousands)	Total
2020	$-
2021	-
2022	64,000
2023	-
2024	-
Thereafter	315,000

Total	$379,000

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

Interest Expense, Net

Interest expense, net consisted of the following:

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
(in thousands)
Long-term debt	$24,750	$18,946	$15,644
Debt fees	383	251	290
Amortization and write-offs of deferred
financing costs and debt discount	1,674	7,790	4,642
Interest income	(339)	(389)	(236)

Interest expense	26,468	26,598	20,340
Capitalized interest	(51)	(69)	(61)

Interest expense, net	$26,417	$26,529	$20,279

11. Derivatives

Aluminum Forward Contracts

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion (the contractually specific component) we use in production. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum.

We record our hedge contracts at fair value, based on trading values for aluminum forward contracts. Aluminum forward contracts identical to those held by us trade on the London Metal Exchange (“LME”). The LME provides a transparent forum and is the world’s largest center for the trading of futures contracts for non-ferrous metals. The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle. Based on this high degree of volume and liquidity in the LME, we believe the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time represents a contract’s exit price to be used for purposes of determining fair value.

At December 28, 2019, the fair value of our aluminum forward contracts was in a net liability position of $317 thousand. We had 29 outstanding aluminum forward contracts considered to be cash flow hedges for the purchase of 26.3 million pounds of aluminum through December 2020, at an average price of $0.84 per pound, which excludes the Midwest premium, with maturity dates of between one month and twelve months. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of December 28, 2019.

Gains or losses on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of December 28, 2019, that we expect will be reclassified to earnings within the next twelve months, will be approximately $317 thousand.

The fair value of our aluminum hedges are classified in the accompanying consolidated balance sheets as follows (in thousands):

	Derivative Assets		Derivative (Liabilities)
	December 28, 2019		December 28, 2019
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$193	Accrued liabilities	$(510)
Aluminum forward contracts	Other assets	-	Other liabilities	-
Total derivative instruments	Total derivative assets	$193	Total derivative liabilities	$(510)

	Derivative Assets		Derivative (Liabilities)
	December 29, 2018		December 29, 2018
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$-	Accrued liabilities	$(3,907)
Aluminum forward contracts	Other assets	-	Other liabilities	(211)
Total derivative instruments	Total derivative assets	$-	Total derivative liabilities	$(4,118)

The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive losses, net of tax, was $238 thousand as of December 28, 2019, and $3.1 million as of December 29, 2018.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements for the year ended December 28, 2019 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives	Location of Loss or (Gain) Reclassified from Accumulated OCI(L) into Income	Amount of Loss or (Gain) Reclassified from Accumulated OCI(L) into Income
	Year Ended		Year Ended
	December 28,		December 28,
	2019		2019

Aluminum forward contracts	$(1,229)	Cost of sales	$5,030

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives	Location of Loss or (Gain) Reclassified from Accumulated OCI(L) into Income	Amount of Loss or (Gain) Reclassified from Accumulated OCI(L) into Income
	Year Ended		Year Ended
	December 29,		December 29,
	2018		2018

Aluminum forward contracts	$(4,357)	Cost of sales	$239

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

During 2019, 2018, or 2017, we did not make any transfers between Level 1, Level 2 or Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash equivalents, accounts and notes receivable, and accounts payable, accrued liabilities and other debt, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement due 2022, as well as the 2018 Senior Notes due 2026, both classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2022 is based on debt with similar terms and characteristics and was approximately $64.0 million as of December 28, 2019, compared to a principal outstanding value of $64.0 million, and $63.2 million as of December 29, 2018, compared to a principal outstanding value of $64.0 million. The fair value of the 2018 Senior Notes due 2026 is also based on debt with similar terms and characteristics and was approximately $338.6 million as of December 28, 2019, compared to a principal outstanding value of $315.0 million, and $311.9 million as of December 29, 2018, compared to a principal outstanding value of $315.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions, which we consider to be Level 2 inputs.

The carrying amounts for financial instruments measured at fair value are as follows:

Fair Value Measurements
Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	December 28,	Markets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts, net	$(317)	$-	$(317)	$-

	$(317)	$-	$(317)	$-

Fair Value Measurements
Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	December 29,	Markets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts	$(4,118)	$-	$(4,118)	$-

	$(4,118)	$-	$(4,118)	$-

13. Income Taxes

Income Tax Expense

We consider all income sources, including other comprehensive income, in determining the amount of tax expense allocated to continuing operations.

The components of income tax expense are as follows (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Current:
Federal	$5,747	$11,818	$8,063
State	2,282	4,416	1,066

	8,029	16,234	9,129
Deferred:
Federal	3,179	(3,407)	(10,010)
State	1,231	(1,555)	944

	4,410	(4,962)	(9,066)

Income tax expense	$12,439	$11,272	$63

The aggregate amount of income taxes included in the consolidated statements of operations and consolidated statements of shareholders’ equity are as follows (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Consolidated statements of operations:
Income tax expense relating to continuing operations	$12,439	$11,272	$63

Consolidated statements of shareholders' equity:
Income tax (expense) benefit relating to derivative financial instruments	$(974)	$1,053	$-

Reconciliation of the Statutory Rate to the Effective Rate

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal income tax benefit	4.0%	4.5%	3.8%
Excess stock-based compensation tax benefits	(3.7)%	(8.0)%	(4.6)%
Research activities credits	(1.2)%	(0.7)%	(0.2)%
Non-deductible expenses	1.6%	0.9%	0.5%
Disaster tax credit for Hurricane Irma	-	(0.7)%	-
Change in deferred taxes related to state rate changes and U.S. tax reform	0.7%	0.4%	(31.1)%
Domestic manufacturing deduction	-	-	(2.5)%
Florida jobs creation incentive credits	-	-	(0.5)%
Other	(0.2)%	(0.1)%	(0.2)%

	22.2%	17.3%	0.2%

Acquisition of WWS

As described in Notes 1 and 5, on August 13, 2018, we completed the WWS Acquisition, which included its subsidiary, WWS Blocker LLC (“Blocker”). Blocker was a single-purpose U.S. tax blocker which held a 18.06% ownership percentage of the combined ownership of WWS, and for which that portion of the fair value of assets acquired and liabilities assumed in the WWS Acquisition was not eligible for a step-up in basis. As a result, we recorded a net deferred tax liability in the WWS Acquisition, primarily relating to the fair value of the acquired identifiable indefinite-lived and amortizable intangible assets. The components of the net deferred tax liability recorded in the WWS Acquisition is as follows:

Deferred tax assets (liabilities) relate to:	Final Allocation
Amortizable intangible assets	$(1,082)
Other indefinite lived intangible assets	(3,372)
Property, plant and equipment	(759)
Other	33

Net deferred tax liability	$(5,180)

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax liability are as follows:

	December 28,	December 29,
	2019	2018
	(in thousands)
Deferred tax assets:
Operating lease liability	$7,328	$-
Advance supplier consideration	3,527	4,280
Other deferrals and accruals, net	2,533	2,100
Stock-based compensation expense	1,640	1,796
Accrued warranty	1,485	1,442
State bonus depreciation and net operating loss carryforwards	1,705	1,414
Derivative financial instruments	79	1,053
Acquisition costs	1,305	1,022
Allowance for doubtful accounts	915	642
Obsolete inventory and UNICAP adjustment	606	515

Total deferred tax assets	21,123	14,264

Deferred tax liabilities:
Trade names and other intangible assets, net	(20,801)	(20,935)
Property, plant and equipment	(12,923)	(10,741)
Goodwill	(8,525)	(5,092)
Operating lease right-of-use asset	(6,521)	-
Prepaid expenses	(298)	(254)

Total deferred tax liabilities	(49,068)	(37,022)

Total deferred tax liabilities, net	$(27,945)	$(22,758)

Tax-Deductible Goodwill

We acquired goodwill deductible for tax purposes in the CGI acquisition as the transaction was treated as an acquisition of stock for tax purposes. At the date of the acquisition, the amount of goodwill deductible for tax purposes from the CGI acquisition was $9.3 million. At the time of the acquisition, this goodwill was the same amount for both book and tax purposes and, therefore, no deferred tax asset or liability was recognized. As we amortize this goodwill for tax purposes over its remaining life, which was approximately 7.4 years at the time of the acquisition, we will recognize a deferred tax liability. The unamortized amount of this goodwill was $2.7 million and $4.0 million at December 28, 2019, and December 29, 2018, respectively.

We have goodwill deductible for tax purposes in the WinDoor acquisition as the transaction was an acquisition of stock that was treated as a step-up acquisition of assets and assumption of liabilities pursuant to our election under section 338(h)(10) of the Internal Revenue Code. We are deducting goodwill for tax purposes of $38.9 million from the WinDoor transaction. The unamortized amount of this goodwill was $28.7 million and $31.3 million at December 28, 2019, and December 29, 2018, respectively.

We have goodwill deductible for tax purposes in the US Impact acquisition as the transaction was treated as an acquisition of assets and assumption of liabilities for both book and tax purposes. We expect to be able to deduct goodwill for tax purposes of $569 thousand from the USI transaction. The unamortized amount of this goodwill was $440 thousand and $478 thousand at December 28, 2019, and December 29, 2018, respectively.

We have goodwill deductible for tax purposes in the WWS Acquisition. Goodwill relating to the 81.94% portion of the transaction treated as a step-up acquisition of assets and assumption of liabilities totaled $133.6 million. We expect to be able to deduct this goodwill for tax purposes. The unamortized amount of this goodwill was approximately $121.0 million and $129.9 million at December 28, 2019, and December 29, 2018, respectively. WWS has historical tax goodwill, of which the 18.06% portion of the Blocker treated as an acquisition of stock not eligible for step-up totaled $6.0 million. The unamortized portion of this goodwill was approximately $5.3 million and $5.8 million at December 28, 2019, and December 29, 2018, respectively. This component can continue to be deducted by the Company for tax purposes.

Net Operating Loss Carryforwards and Valuation Allowance

We estimate that we have $1.7 million of tax-affected state bonus depreciation and operating loss carryforwards, as of December 28, 2019, expiring at various dates through 2028.

We have no valuation allowances on deferred tax assets at December 28, 2019, or December 29, 2018, as management’s assessment of our ability to realize our deferred tax assets is that it is more likely than not that we will generate sufficient future taxable income to realize all of our deferred tax assets.

Excess Tax Benefits

We adopted ASU 2016-09 effective on January 1, 2017. As a result, excess tax benefits resulting from the exercise of stock options and lapse of restriction on stock awards are now recognized as a discrete item in tax expense, where previously such tax effects had been recognized in additional paid-in-capital. Income tax expense in the years ended December 28, 2019, and December 29, 2018, includes excess tax benefits totaling $2.1 million and $5.2 million, respectively.

Open Tax Years

The tax years 2014 to 2019 remain open for examination by the IRS due to the statute of limitations and net operating losses utilized in prior tax years.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”)

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

14. Leases, Commitments and Contingencies

Leases

We lease certain of our manufacturing facilities under operating leases. We also lease production equipment, vehicles, computer equipment, storage units and office equipment under operating leases. Our leases have remaining lease terms of 1 year to 9 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. All of our leases are operating leases. We did not recognize right-of-use assets or lease liabilities for certain short-term leases that are month-to-month leases. The lease expense relating to these leases is not significant. As of December 28, 2019, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2028. Lease expense was $8.9 million, $6.4 million and $4.7 million for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively. Lease expense for the year ended December 28, 2019, includes $4.7 million classified in cost of sales in the accompanying consolidated statement of operations, with the remainder as selling, general and administrative expenses.

The components of lease expense for the year ended December 28, 2019, are as follows (in thousands):

Year Ended
December 28,
2019
Operating lease cost	$6,213
Variable lease cost	2,730
Total lease cost	$8,943

Other information relating to leases for the year ended December 28, 2019, are as follows (in thousands, except years and percentages):

Year Ended
December 28,
2019
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(6,213)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$796

Weighted average remaining lease term in years
Operating leases	3.88

Weighted average discount rate
Operating leases	6.2%

Future minimum lease commitments for non-cancelable operating leases are as follows (in thousands):

	December 28,	December 29,
	2019	2018
2019	$-	$6,343
2020	6,319	6,354
2021	4,771	4,748
2022	3,878	3,831
2023	3,741	3,801
2024	3,771	3,892
Thereafter	13,691	13,993

Total future minimum lease payments	36,171	$42,962

Less: Imputed interest	(7,428)

Operating lease liability - total	$28,743

Reported as of December 28, 2019
Current portion of operating lease liability	$4,703
Operating lease liability, less current portion	24,040

Operating lease liability - total	$28,743

Purchase Commitments

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If these programs were cancelled by us, as of December 28, 2019, we would be required to pay $14.9 million for various materials. During the years ended December 28, 2019, December 29, 2018, and December 30, 2017, we made purchases under these programs totaling $216.0 million, $278.9 million and $175.7 million, respectively. The Company expects to utilize its purchase commitments in its normal ongoing operations.

At December 28, 2019, we had $2.0 million in standby letters of credit related to our workers’ compensation insurance coverage, and commitments to purchase equipment of $1.4 million.

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

15. Employee Benefit Plans

Defined Contribution Plan

We have a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. We currently make matching contributions based on our operating results. During the years ended December 28, 2019, December 29, 2018, and December 30, 2017, there was a matching contribution of up to 3%, in each year made at various times during the year. Company contributions and earnings thereon vest at the rate of 20% per year of service with us when at least 1,000 hours are worked within the Plan year. We recognized expenses for such employer matching of $2.9 million, $2.7 million and $1.8 million for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.

2019 Employee Stock Purchase Plan

On May 22, 2019, our shareholders approved and we adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) whereby eligible employees may purchase the Company’s common stock at a discount from fair market value represented by the trading price of the Company’s common stock on the NYSE. Eligible employees may purchase the Company’s common stock at a price which is determined by the Compensation Committee of the Board of Directors of the Company, but which will be no less than 85% of fair market value, as defined in the 2019 ESPP. There is a maximum of 700,000 shares issuable under the 2019 ESPP. In the year ended December 28, 2019, the number of shares issued and compensation expense recognized under the 2019 ESPP were not significant.

16. Related Parties

In the ordinary course of business, we sell windows to Builders FirstSource, Inc. Two of our directors, Floyd F. Sherman, and Brett Milgrim, are directors of Builders FirstSource, Inc. Total net sales to Builders FirstSource, Inc. were $21.9 million, $17.2 million and $13.8 million for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively. As of December 28, 2019, and December 29, 2018, there was $2.6 million and $2.2 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

17. Shareholders’ Equity

Special Employee Grants of Company Common Stock

At three times during 2018, we made grants of the Company’s common stock totaling 28,160 shares to employees of the Company who do not participate in the Company’s long-term equity incentive compensation programs. The intent of the grants was to foster a sense of ownership in the Company by employees other than those who participate in the Company’s long-term equity incentive program. Each employee that participated in these grants received ten shares of the Company’s common stock, with full rights of ownership, including dispositive rights. These awards had a weighted-average grant-date fair value of $20.84 per share based on the closing New York Stock Exchange market price of the common stock on the business day prior to the day each award was granted. The resulting fair value of these grants totaling $587 thousand was recognized as stock-based compensation expense classified as selling, general and administrative expense in the accompanying consolidated statement of operations and included in stock-based compensation in the accompanying statement of cash flows for the year ended December 29, 2018, as well as recorded as common stock at par value and additional paid-in capital in the accompanying consolidated balance sheet at December 29, 2018.

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

Repurchases of Company Common Stock

During 2019 and 2018, we repurchased 34,240 shares and 35,691 shares, respectively, of our common stock at a total cost of $505 thousand and $687 thousand, respectively, all relating to purchases from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards. Those shares were immediately retired. We also repurchased shares of our common stock on the open market during 2019, as further described in the next paragraph.

Program for Repurchases of Company Common Stock

On May 22, 2019, our Board of Directors authorized and approved a share repurchase program of up to $30 million. The repurchases may be made in open market or private transactions from time to time. Repurchases of shares may be made under a Rule 10b5-1 plan, which would permit repurchases when the Company might otherwise be precluded from doing so under applicable laws. The Company bases repurchase decisions, including the timing of repurchases, on factors such as the Company’s stock price, general economic and market conditions, the potential impact on the Company’s capital structure, the expected return on competing uses of capital such as strategic acquisitions and capital investments, and other corporate considerations, as determined by management. From the inception of the program on May 22, 2019, through December 28, 2019,we made repurchases of 393,819 shares of our common stock at a total cost of $5.5 million under this program. The repurchase program may be suspended or discontinued at any time.

18. Stock-Based Compensation

2019 Equity Plan

On May 22, 2019, our shareholders approved, and we adopted the 2019 Equity and Incentive Compensation Plan (the “2019 Equity Plan”) whereby equity-based awards may be granted by the Board to eligible non-employee directors, selected officers and other employees, advisors and consultants of ours. A summary of certain key features and terms of the 2019 Equity Plan is set forth below. A more complete discussion about the 2019 Equity Plan is set forth in the Company’s proxy statement for its 2019 annual meeting of stockholders, which was filed with the SEC on April 23, 2019.

2019 Equity and Incentive Compensation Plan

•	sets forth the total number of shares of common stock available for grant thereunder, at 1,550,000,
•

sets forth the types of awards eligible under the plan, including issuances of options, share appreciation rights, restricted shares, restricted share units, share bonuses, other share-based awards and cash awards, and

•	set forth the maximum number of shares that may be made subject to awards in any calendar year to any “covered employee” (within the meaning of Section 162(m) of the Internal Revenue Code).
•

shares previously granted under predecessor plans, including the 2014 Equity Plan and the 2006 Equity Plan, may be available for issuance under the 2019 Equity Plan under certain circumstances described below.

There were 1,505,705 shares available for grant under the 2019 Equity Plan at December 28, 2019.

2014 Equity Plan

On March 28, 2014, we adopted the 2014 Omnibus Equity Incentive Plan (the “2014 Equity Plan”) whereby equity-based awards may be granted by the Board to eligible non-employee directors, selected officers and other employees, advisors and consultants of ours. On May 7, 2014, our stockholders approved the 2014 Equity Plan.

2014 Omnibus Equity Incentive Plan

•	set forth the total number of shares of common stock available for grant thereunder, at 1,500,000,
•

sets forth the types of awards eligible under the plan, including issuances of options, share appreciation rights, restricted shares, restricted share units, share bonuses, other share-based awards and cash awards, and

•	set forth the maximum number of shares that may be made subject to awards in any calendar year to any “covered employee” (within the meaning of Section 162(m) of the Internal Revenue Code).

With the adoption of the 2019 Equity Plan effective on May 22, 2019, no further shares will be granted and, therefore, no shares are available under the 2014 Equity Plan. However, a previously issued grant under the 2014 Equity Plan which is cancelled or forfeited, expires, is settled for cash, or is unearned, is available to be issued under the 2019 Equity Plan.

2006 Equity Plan

On June 6, 2006, we adopted the 2006 Equity Incentive Plan (the “2006 Equity Plan”) whereby equity-based awards could be granted by the Board to eligible non-employee directors, selected officers and other employees, advisors and consultants of ours. On April 6, 2010, our stockholders approved the PGT Innovations, Inc. (formerly PGT, Inc.) Amended and Restated 2006 Equity Incentive Plan (the “Amended and Restated 2006 Equity Incentive Plan”). With the adoption of the 2014 Equity Plan effective on March 28, 2014, no further shares were granted under and, therefore, no shares were available under the Amended and Restated 2006 Equity Incentive Plan. However, a previously issued grant made under the Amended and Restated 2006 Equity Incentive Plan which is cancelled or forfeited, expires, is settled for cash, or is unearned, is available to be issued under the 2019 Equity Plan.

New Issuances

During 2019, we issued a total of 609,245 shares of restricted stock awards to certain directors, executives and non-executive employees of the Company, including 80,000 from the 2019 Equity Plan, with the remainder from the 2014 Equity Plan. The restrictions on these awards lapse at various time periods through 2022 and had a weighted average fair value on the dates of the grants of $16.81 per share. The more significant of the grants that compose this total are described below.

On January 10, 2019, we issued 176,775 shares of restricted stock awards to certain non-executive employees of the Company in a special award for non-management employees intended to reward each employee’s service to the Company based on years of service. Each participating employee received either 50, 75 or 100 shares of restricted stock based on the employee’s tenure with the Company, which vests on the third anniversary of the grant date. This stock had a fair value on the date of grant of $16.86 per share.

On February 14, 2019, we issued 258,628 shares of restricted stock to certain executive and non-executive employees of the Company, under the Company’s 2019 long-term incentive plan (“2019 LTIP”). The final number of shares awarded under the 2019 LTIP on February 14, 2019, is subject to adjustment based on the performance of the Company for the 2019 fiscal year and will become final after December 28, 2019, as one-half of the restricted stock awarded in the February 14, 2019 grants was performance restricted shares which would not be earned unless certain financial performance metrics were met by the Company for the 2019 fiscal year. The performance criteria, as defined in the share awards, provided for a graded awarding of shares based on the percentage by which the Company meets earnings before interest and taxes, as defined, in our 2019 business plan. The percentages, ranging from less than 80% to greater than 120% of the target amount of that EBIT metric, provide for the awarding of shares ranging from 0% to 150% of the target amount of shares with respect to half of the 258,628 shares, or 129,314 shares. The final award is also affected by forfeitures upon the termination of a grantee’s employment with the Company. The remaining 129,314 shares from the February 14, 2019, issuance under the 2019 LTIP are not subject to adjustment based on any performance or other criteria, but rather, vest in three equal installments on each of the first, second and third anniversaries of the grant date, assuming the grantee is employed by the Company on those vesting dates. The grant date fair value of the February 14, 2019, award was $17.76 per share.

On March 1, 2019, we issued 33,663 shares of restricted stock to certain executive and non-executive employees of the Company, under the Company’s 2018 long-term incentive plan (“2018 LTIP”). The additional share granted under the 2018 LTIP relate to the Company’s 2018 actual financial performance having exceeded the performance criteria as defined in the 2018 LTIP. The grant date fair value of these addition 2018 LTIP shares is equal to the fair value of the initial 2018 LTIP grant on March 2, 2018, which was $18.40 per share.

On May 22, 2019, we issued a total of 37,000 shares of restricted stock awards to the eight non-employee board members of the Company as the non-cash portion of their annual compensation for participation on the Company’s Board of Directors. The restrictions on these awards lapse one year after the grant date. The awards have a weighted average fair value on date of grant of $15.35 based on the New York Stock Exchange market price of the common stock on the close of business on the day the awards were granted.

At three times during 2018, we made grants of the Company’s common stock to employees of the Company who do not participate in the in the Company’s long-term equity incentive plan. See Note 17, “Special Employee Grants of Company Common Stock”, which includes a discussion of the related total stock-based compensation expense recognized.

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. In 2019, we recorded compensation expense for stock-based awards of $3.9 million for the year ended December 28, 2019. We recorded stock-based compensation expense for stock-based awards of $3.4 million, including $587 thousand relating to the special employee grants of common stock discussed in Note 17, for the year ended December 29, 2018, and $1.9 million for the year ended December 30, 2017, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. See Note 13 for a discussion of excess income tax benefits for the three years ended December 28, 2019.

Stock Options

A summary of the status of our stock options as of December 28, 2019, and changes during the year then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life in Years
Outstanding at December 29, 2018	1,035,081	$2.20
Exercised	(682,931)	$2.29

Outstanding at December 28, 2019	352,150	$2.02	0.7

Exercisable at December 28, 2019	352,150	$2.02	0.7

The following table summarizes information about employee stock options outstanding at December 28, 2019, (dollars in thousands, except share and per share amounts):

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value

$2.00-$2.31	0.7 Years	352,150	$4,502	352,150	$4,502

		352,150	$4,502	352,150	$4,502

The aggregate intrinsic value of options outstanding and of options exercisable as of December 29, 2018, was $14.0 million and $14.0 million, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of December 30, 2017, was $31.8 million and $31.7 million, respectively. The total grant date fair value of options vested during the years ended December 28, 2019, December 29, 2018, and December 30, 2017, was $21 thousand, $21 thousand and $29 thousand, respectively.

For the year ended December 28, 2019, we received approximately $1.6 million in proceeds from the exercise of 682,931 options for which we recognized $2.1 million in excess tax benefits as a discrete item of income tax expense. The aggregate intrinsic value of stock options exercised during the year ended December 28, 2019, was $8.8 million. For the year ended December 29, 2018, we received approximately $2.2 million in proceeds from the exercise of 1,119,247 options for which we recognized $5.2 million in excess tax benefits as a discrete item of income tax expense. The aggregate intrinsic value of stock options exercised during the year ended December 29, 2018, was $20.3 million. For the year ended December 30, 2017, we received approximately $0.9 million in proceeds from the exercise of 470,622 options for which we recognized $1.8 million in excess tax benefits through additional paid in capital. The aggregate intrinsic value of stock options exercised during the year ended December 30, 2017, was $5.1 million.

Restricted Share Awards

There were 609,245 restricted share awards granted in the year ended December 28, 2019, which will vest at various time periods through 2022.

A summary of the status of restricted share awards as of December 28, 2019, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 29, 2018	362,626	$14.26
Granted	609,245	$16.81
Vested	(164,226)	$12.70
Forfeited/Performance adjustment	(69,980)	$16.75

Outstanding at December 28, 2019	737,665	$16.58

As of December 28, 2019, the remaining compensation cost related to non-vested share awards was $5.7 million which is expected to be recognized in earnings using an accelerated method resulting in higher levels of compensation costs occurring in earlier periods over a weighted average period of 1.7 years.

19. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss for the years ended December 28, 2019 and December 29, 2018. There was no activity within accumulated other comprehensive income or loss during the year ended December 30, 2017:

Aluminum
Forward
(in thousands)	Contracts
Balance at December 30, 2017	$-
Other comprehensive loss before reclassification	(4,357)
Amounts reclassified from other comprehensive loss	239
Less: Income tax benefit	1,053
Net current-period other comprehensive loss	(3,065)
Balance at December 29, 2018	$(3,065)

Balance at December 29, 2018	$(3,065)
Other comprehensive loss before reclassification	(1,229)
Amounts reclassified from other comprehensive loss	5,030
Less: Income tax (expense)	(974)
Net current-period other comprehensive income	2,827
Balance at December 28, 2019	$(238)

20. Segments

We have two reportable segments: the Southeast segment, and the Western segment.

The Southeast reporting segment, which is also an operating segment, is composed of our sales in Florida, the core market of our legacy business, as well as Alabama, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and the Caribbean. The Western reporting segment, also an operating segment, is composed of sales in the remainder of the United States, along with Canada and Mexico. The operations of the Western segment are composed primarily of the results of WWS and the results of the legacy operations of the Company in the west. While both of our operating segments have products, distribution methods and customers of a similar nature, we determined to not aggregate them due to the differences in their geographic markets.

Centralized financial and operational oversight, including resource allocation and assessment of performance on an income from operations basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”), with oversight by the Board of Directors. Total asset information by segment is not included herein as asset information by segment is not presented to or reviewed by the CODM.

The following table represents summary financial data attributable to our operating segments for the years ended December 28, 2019, and December 29, 2018. Corporate overhead has been allocated to each segment using an allocation method we believe is reasonable. Results of the Western segment for the year ended December 29, 2018 include the results of WWS for its post-acquisition period from August 13, 2018 (in thousands):

	Year Ended
	December 28,	December 29,
	2019	2018
Net sales:
Southeastern segment	$595,066	$636,409
Western segment	149,890	62,084

Total net sales	$744,956	$698,493

Income from operations:
Southeastern segment	$73,458	$90,083
Western segment	10,598	5,026

Total income from operations	84,056	95,109

Interest expense, net	26,417	26,529
Debt extinguishment costs	1,512	3,375

Total income before income taxes	$56,127	$65,205

21. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for the years ended December 28, 2019, and December 29, 2018 (in thousands, except per share amounts):

	Year Ended December 28, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$173,737	$198,570	$197,823	$174,826
Gross profit	61,270	72,940	69,995	56,163
Net income	8,257	17,045	15,106	3,280
Net income per share – basic	$0.14	$0.29	$0.26	$0.06
Net income per share – diluted	$0.14	$0.29	$0.26	$0.06

	Year Ended December 29, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$140,253	$169,269	$199,084	$189,887
Gross profit	44,773	59,947	72,998	65,750
Net income	7,340	22,548	13,571	10,474
Net income per share – basic	$0.15	$0.45	$0.26	$0.18
Net income per share – diluted	$0.14	$0.43	$0.26	$0.18

Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share. Each of our fiscal quarters above consists of 13 weeks.

22. Subsequent Events

On February 1, 2020, we completed the acquisition of NewSouth Window Solutions of Orlando, LLC, a Florida limited liability company, and NewSouth Window Solutions, LLC, a Delaware limited liability company and its subsidiaries (together “NewSouth”), doing business as NewSouth Window Solutions, for $92 million in cash, financed by the add-on issuance of $50.0 million aggregate principal amount of 6.75% senior notes to the 2018 Senior Notes due 2026 on January 24, 2020, issued at 106.375% of their principal amount, resulting in a premium to us of $3.2 million, together with cash in hand. NewSouth is a manufacturer and installer of factory-direct, energy-efficient windows and doors, including both impact-resistant and non-impact residential products. NewSouth has eight retail showrooms in several locations throughout Florida, with an additional showroom in Charleston, South Carolina.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act) as of December 28, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 28, 2019, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 28, 2019. The evaluation was performed based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 28, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements for the year ended December 28, 2019. KPMG LLP’s report on internal control over financial reporting is set forth below.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting for the quarter ended December 28, 2019, identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
PGT Innovations, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited PGT Innovations, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 28, 2019, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

February 26, 2020

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item with respect to our executive officers will be set forth in Proxy Statement for our 2020 Annual Meeting of Stockholders (our “2020 Proxy Statement”), under the caption "Governance of the Company" and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof will be set forth in our 2020 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be set forth in our 2020 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2020 Proxy Statement under the captions “Executive Compensation,” “Employment Agreements”, and “Change in Control Agreements,” “Information Regarding the Board and its Committees — Information on the Compensation of Directors,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our 2020 Proxy Statement under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our 2020 Proxy Statement under the caption “Audit Committee Report — Fees Paid to the Principal Accountant,” which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) See the index to consolidated financial statements and schedule provided in Item 8 for a list of the financial statements filed as part of this report.

(2) Schedule II – Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning	Costs and		End of
Allowance for Doubtful Accounts	of Period	expenses	Deductions*	Period
	(in thousands)
Year ended December 28, 2019	$2,789	$1,553	$(1,022)	$3,320

Year ended December 29, 2018	$964	$1,984	$(159)	$2,789

Year ended December 30, 2017	$399	$576	$(11)	$964

* Represents uncollectible accounts charged against the allowance for doubtful accounts, net of recoveries.

(3)  The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K

Exhibit Number	Description

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

4.5*	Description of Common Stock of PGT Innovations, Inc.

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
10.2

Supply Agreement dated January 24, 2014, by and between Keymark Corporation and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.3

Supply Agreement dated January 20, 2016, by and between PPG Industries, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 20, 2016, filed with the Securities and Exchange Commission on January 21, 2016, Registration No. 000-52059)

10.4

Product Supply and Sales Agreement dated February 7, 2020, by and between PGT Innovations, Inc. and Kuraray America, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 7, 2020, filed with the Securities and Exchange Commission on February 13, 2020, Registration No. 001-37971)

10.5

Supply Agreement dated January 25, 2016, by and between, PGT Industries, Inc. and SAPA Extruder, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 25, 2016, filed with the Securities and Exchange Commission on January 25, 2016, Registration No. 000-52059)

10.6

PGT Innovations, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.7

Form of PGT Innovations, Inc. 2006 Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1/A, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8

Form of Employment Agreement, between PGT Industries, Inc. and, individually, Jeffery T. Jackson, and Bradley West (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 27, 2009, Registration No. 000-52059)

10.9

Form of PGT Innovations, Inc. Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2017, Registration No. 001-37971)

10.10

Form of PGT Innovations, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.11

PGT Innovations, Inc. 2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Appendix A to Definitive Proxy Statement on Form DEF 14A dated March 28, 2014, filed with the Securities and Exchange Commission on April 2, 2014)

10.12

Supply Agreement dated December 3, 2014, by and between PGT Industries, Inc. and Quanex IG Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 3, 2014, filed with the Securities and Exchange Commission on December 4, 2014, Registration No. 000-52059)

10.13

Supply Agreement dated April 29, 2014, by and between and PGT Industries, Inc. and Royal Group, Inc., for its Window & Door Profiles division (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2014, filed with the Securities and Exchange Commission on May 5, 2014, Registration No. 000-52059)

10.14

First Amendment to Credit Agreement, dated as of February 17, 2017, among PGT Innovations, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 17, 2017, filed with the Securities and Exchange Commission on February 22, 2017, Registration No. 000-52059)

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

10.24*	PGT Innovations, Inc. 2019 Employee Stock Purchase Plan dated as of April 12, 2019

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1*	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
Item 16.	10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT INNOVATIONS, INC.
(Registrant)

Date: February 26, 2020	/s/ Jeffrey Jackson
Jeffrey Jackson
President and Chief Executive Officer

Date: February 26, 2020	/s/ Sherri Baker
Sherri Baker
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

Signature	Title	Date

/s/ Rodney Hershberger	Chairman of the Board of Directors	February 26, 2020
Rodney Hershberger

/s/ Jeffrey T. Jackson	President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2020
Jeffrey T. Jackson

/s/ Sherri Baker	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2020
Sherri Baker

/s/ Alexander R. Castaldi	Director	February 26, 2020
Alexander R. Castaldi

/s/ Richard D. Feintuch	Director	February 26, 2020
Richard D. Feintuch

/s/ Floyd F. Sherman	Director	February 26, 2020
Floyd F. Sherman

/s/ Brett N. Milgrim	Director	February 26, 2020
Brett N. Milgrim

/s/ William J. Morgan	Director	February 26, 2020
William J. Morgan

/s/ Sheree L. Bargabos	Director	February 26, 2020
Sheree L. Bargabos

/s/ Frances Powell Hawes	Director	February 26, 2020
Frances Powell Hawes