Form 10-Q
period 2020-04-04
PGT Innovations, Inc.
filed 2020-05-13
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2020

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

Common Stock, $0.01 par value, outstanding was 58,925,776 shares, as of April 30, 2020.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PGTI	New York Stock Exchange, Inc.

PGT INNOVATIONS, INC.

TABLE OF CONTENTS

Form 10-Q for the Three Months Ended April 4, 2020

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	April 4,	March 30,
	2020	2019
	(unaudited)
Net sales	$220,204	$173,737
Cost of sales	139,077	112,467

Gross profit	81,127	61,270

Selling, general and administrative expenses	54,220	44,014

Income from operations	26,907	17,256

Interest expense, net	7,169	6,714

Income before income taxes	19,738	10,542

Income tax expense	4,138	2,285

Net income	$15,600	$8,257

Net income per common share:
Basic	$0.27	$0.14

Diluted	$0.26	$0.14

Weighted average shares outstanding:
Basic	58,668	58,134

Diluted	59,121	59,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	April 4,	March 30,
	2020	2019
	(unaudited)
Net income	$15,600	$8,257

Other comprehensive income (loss) before tax:
Change in fair value of derivatives	(5,213)	595
Reclassification to earnings	612	915

Other comprehensive income (loss) before tax	(4,601)	1,510

Income tax expense (benefit) related to other comprehensive income (loss)	(1,151)	386

Other comprehensive (loss) income, net of tax	(3,450)	1,124

Comprehensive income	$12,150	$9,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	April 4,	December 28,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$67,552	$97,243
Accounts receivable, net	96,234	68,091
Inventories	51,647	43,851
Contract assets, net	16,491	10,547
Prepaid expenses	6,588	3,362
Other current assets	10,687	10,516
Total current assets	249,199	233,610

Property, plant and equipment, net	132,401	128,199
Operating lease right-of-use asset, net	39,448	26,390
Intangible assets, net	279,890	255,962
Goodwill	323,800	277,600
Other assets, net	893	972

Total assets	$1,025,631	$922,733

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$76,108	$51,394
Current portion of operating lease liability	6,325	4,703
Total current liabilities	82,433	56,097

Long-term debt	421,203	368,971
Operating lease liability, less current portion	35,571	24,040
Deferred income taxes	26,794	27,945
Other liabilities	14,549	14,132

Total liabilities	580,550	491,185

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 62,599 and 61,921 shares issued and 58,919 and 58,505 shares outstanding at April 4, 2020 and December 28, 2019, respectively	626	619
Additional paid-in-capital	416,064	414,688
Accumulated other comprehensive loss	(3,688)	(238)
Retained earnings	50,388	34,788
Shareholders' equity	463,390	449,857
Less: Treasury stock at cost	(18,309)	(18,309)
Total shareholders' equity	445,081	431,548

Total liabilities and shareholders' equity	$1,025,631	$922,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 4,	March 30,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net income	$15,600	$8,257
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	5,186	4,497
Amortization	4,742	4,015
Provision for allowance for doubtful accounts	646	68
Stock-based compensation	1,530	1,198
Amortization and write-offs of deferred financing costs and debt discount	311	427
Gains on sales of assets	(82)	(28)
Change in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	(17,857)	(60)
Inventories	(4,039)	(3,651)
Contract assets, net, prepaid expenses, other current and other assets	(1,029)	(4,678)
Accounts payable, accrued and other liabilities	5,916	(9,137)

Net cash provided by operating activities	10,924	908

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,327)	(8,299)
Business acquisition	(90,145)	—
Proceeds from sales of assets	82	28

Net cash used in investing activities	(92,390)	(8,271)

Cash flows from financing activities:
Proceeds from issuance of senior notes	53,188	—
Payments of long-term debt	—	(76)
Payments of financing costs	(1,266)	—
Purchases of treasury stock relating to tax withholdings on employee equity awards	(815)	(505)
Proceeds from exercise of stock options	549	213
Proceeds from issuance of common stock under employee stock purchase plan	119	17

Net cash provided by (used in) financing activities	51,775	(351)

Net decrease in cash and cash equivalents	(29,691)	(7,714)
Cash and cash equivalents at beginning of period	97,243	52,650
Cash and cash equivalents at end of period	$67,552	$44,936

Non-cash activity:
Establish right-of-use asset	$14,605	$31,165
Establish operating lease liability	$(14,605)	$(33,594)
Property, plant and equipment additions in accounts payable	$119	$729

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)(unaudited)

				Accumulated	Retained
			Additional	Other	Earnings/
	Common stock		Paid-in	Comprehensive	(Accumulated	Treasury
	Shares	Amount	Capital	Loss	Deficit)	Stock	Total
THREE MONTHS ENDED MARCH 30, 2019
Balance at December 29, 2018	58,081,540	$607	$409,661	$(3,065)	$(8,900)	$(12,759)	$385,544
Vesting of restricted stock	133,770	—	—	—	—	—	—
Grants of restricted stock	—	5	(5)	—	—	—	—
Purchases of treasury stock	(34,240)	—	—	—	—	(505)	(505)
Retirement of treasury stock	—	—	(505)	—	—	505	—
Stock-based compensation	—	—	1,198	—	—	—	1,198
Exercise of stock options	106,740	1	212	—	—	—	213
Common stock issued under ESPP	1,061	—	17	—	—	—	17
Net income	—	—	—	—	8,257	—	8,257
Other comprehensive income, net of tax expense of $386	—	—	—	1,124	—	—	1,124
Balance at March 30, 2019	58,288,871	$613	$410,578	$(1,941)	$(643)	$(12,759)	$395,848

THREE MONTHS ENDED APRIL 4, 2020
Balance at December 28, 2019	58,504,734	$619	$414,688	$(238)	$34,788	$(18,309)	$431,548
Vesting of restricted stock	175,824	—	—	—	—	—	—
Grants of restricted stock	—	6	(6)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(51,479)	—	—	—	—	(815)	(815)
Retirement of treasury stock	—	(1)	(814)	—	—	815	—
Stock-based compensation	—	—	1,530	—	—	—	1,530
Exercise of stock options	274,353	3	546	—	—	—	549
Common stock issued under ESPP	15,191	—	119	—	—	—	119
Net income	—	—	—	—	15,600	—	15,600
Other comprehensive income, net of tax benefit of $1,151	—	—	—	(3,450)	—	—	(3,450)
Balance at April 4, 2020	58,918,623	$626	$416,064	$(3,688)	$50,388	$(18,309)	$445,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

About PGT Innovations, Inc.

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT Innovations, Inc. and its direct and indirect wholly-owned subsidiaries, including, PGT Industries, Inc., CGI Window and Door Holdings, Inc. (“CGI”), CGI Commercial, Inc. (“CGIC”), WinDoor, Incorporated, Coyote Acquisition Co., WWS Acquisition LLC (formerly known as GEF WW Parent LLC) (“WWS”), and with their acquisition by PGT Innovations, Inc. effective on February 1, 2020, NewSouth Window Solutions LLC, and NewSouth Window Solutions of Orlando LLC (“NewSouth”) (collectively, the “Company”), after elimination of intercompany accounts and transactions.

PGT Innovations, Inc. (“PGTI”, “we,” or the “Company”), formerly named PGT, Inc., manufactures and supplies premium windows and doors. Our highly engineered and technically advanced products can withstand some of the toughest weather conditions on earth and unify indoor/outdoor living spaces. We are also the nation’s largest manufacturer of impact-resistant windows and doors. Our family of brands include CGI®, PGT® Custom Windows & Doors, WinDoor®, Western Window Systems®, CGI Commercial®, Eze-Breeze® and NewSouth Window Solutions®. Products are sold through an authorized dealer and distributor network and, with the acquisition of NewSouth, directly to the end-user consumer through store-front locations throughout Florida, and through direct-to-homeowner door-to-door sales.

The majority of our sales are to customers in the state of Florida, which further increased with our acquisition of NewSouth, but we sell products to customers in many states, including the western United States through WWS. We also have sales in the Caribbean, Canada, and in South and Central America. See Note 6 for a discussion of the acquisition of NewSouth.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (NYSE) from the NASDAQ Global Market (NASDAQ), and began trading on the NYSE under its existing ticker symbol of “PGTI”. We have five manufacturing operations in Florida, and one in Arizona. Our manufacturing facilities in Florida include one in North Venice, two in the greater Miami area, one in Orlando, and one in Tampa with the acquisition of NewSouth. Pursuant to our recently announced Florida facilities consolidation, we expect to relocate the manufacturing operations currently in Orlando, to our N. Venice and Tampa facilities. Our Arizona operations are in Phoenix. Additionally, we have two glass tempering and laminating plants and one insulation glass plant, all located in North Venice.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world. The full impact from the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak is uncertain, but we have seen disruptions to the businesses of certain of our customers and suppliers due to the pandemic, which in turn have impacted, and are likely to continue to impact in the future, our business and consolidated results of operations and financial condition. While we have not incurred significant disruptions to our manufacturing or to our supply chain thus far from the COVID-19 outbreak, we are unable to accurately predict the impact COVID-19 and the challenges it has created for the U.S. and global economies, will have on our financial performance and operations going forward due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities to attempt to control the pandemic, the impact to our customers’ and suppliers’ businesses and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact of the pandemic to our business, consolidated results of operations, and financial condition.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. The Company’s fiscal quarter ended April 4, 2020 consisted of 14 weeks, whereas our fiscal quarter ended March 30, 2019, consisted of 13 weeks.

The condensed consolidated balance sheet as of December 28, 2019, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 28, 2019, and the unaudited condensed consolidated financial statements as of and for the periods ended April 4, 2020, and March 30, 2019, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 28, 2019, included in the Company’s most recent Annual Report on Form 10-K. The accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

As described above, the extent to which the COVID-19 pandemic and resulting measures that may be taken by the Company and/or its customers or suppliers and/or by governmental entities will impact the Company's business will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time. Management's estimates and assumptions are highly dependent on estimates of future developments and may change significantly in the future due to unforeseen direct and indirect impacts of the COVID-19 pandemic.

We have two reportable segments: the Southeast segment, and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of sales from our facilities in Florida. The Western reporting segment, also an operating segment, is composed of sales from our facility in Arizona. Beginning in 2020, sales into certain states have been reclassified between segments. As such, segment sales amounts for the three months ended March 30, 2019, along with the related income from operations, have been revised to conform to the 2020 presentation. See Note 16 for segment disclosures.

Recently Adopted Accounting Pronouncements

Fair Value Measurement Disclosures

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption was permitted. The standard also allowed for early adoption of any removed or modified disclosures upon issuance of this ASU while it delayed adoption of the additional disclosures until their effective date. The adoption of this guidance by the Company did not have any impact on our fair value disclosures.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. Subsequently, in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU 2018-19 clarifies the codification and corrects unintended application of the guidance. ASU’s 2016-13 and 2018-19 were effective for us for our 2020 fiscal year. The adoption of this guidance by the Company did not have any impact on our consolidated financial statements.

In the ordinary course of business, we extend credit to qualified dealers and distributors, generally on a non-collateralized basis. The Company maintains an allowance for doubtful accounts which is based on management’s assessments of the amount which may become uncollectible in the future and is determined through consideration of our write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions, and may include anticipated unfavorable impacts of the COVID-19 pandemic on the businesses of our customers, such as dealers and distributors. Uncollectible accounts are written off after repeated attempts to collect from the customer have been unsuccessful. As of April 4, 2020, and December 28, 2019, the allowance for doubtful accounts was $3.0 million and $3.3 million, respectively.

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The transition to new reference interest rates will require certain contracts to be modified and ASU 2020-04 is intended to mitigate the effects of this transition. The accommodations provided by ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022 and may be applied at the beginning of any interim period within that time frame. We are currently assessing the impact this standard will have on our consolidated financial statements.

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles and also clarifies and amends existing guidance. This standard is effective beginning January 1, 2021, with early adoption permitted. We do not expect this standard to have a material impact on our consolidated financial statements.

NOTE 2.  REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

Revenue Recognition Accounting Policy

The Company primarily manufactures fully customized windows and doors based on design specifications, measurements, colors, finishes, framing materials, glass-types, and other options selected by the customer at the point in time an order is received. The Company has an enforceable right to payment at the time an order is received and accepted at the agreed-upon sales prices contained in our agreements with our customers for all manufacturing efforts expended on behalf of its customers. Due to the customized build-to-order nature of these products, the Company’s assessment is that the substantial portion of its finished goods and certain unused glass components have no alternative use, and that control of these products and components passes to the customer over time during the manufacturing of the products in an order, or upon our receipt of certain pre-cut glass components from our supplier attributed to specific customer orders.

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

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, we have two reportable segments: our Southeast segment and our Western segment. See Note 16 for more information. The following tables provide information about our net sales by reporting segment, product category and market for the three months ended April 4, 2020, and March 30, 2019 (dollars in millions):

	Three Months Ended
Disaggregation of revenue:	April 4, 2020	March 30, 2019
Reporting segment:
Southeast	$183.6	$141.7
Western	36.6	32.0

Total net sales	$220.2	$173.7

Product category:
Impact-resistant window and door products	$153.6	$119.6
Non-impact window and door products	66.6	54.1

Total net sales	$220.2	$173.7

Market:
New construction	$109.1	$88.3
Repair and remodel	111.1	85.4

Total net sales	$220.2	$173.7

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the three months ended April 4, 2020, and March 30, 2019, the Western segment’s net sales of its volume products were $15.2 million and $11.8 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At April 4, 2020, and December 28, 2019, those contract liabilities totaled $13.1 million and $7.9 million, respectively, of which $12.5 million and $7.4 million, respectively, are classified within accrued liabilities, and $0.6 million and $0.5 million, respectively, are classified within contract assets, net, in the accompanying condensed consolidated balance sheets at April 4, 2020, and December 28, 2019.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at December 28, 2019 were satisfied in the first quarter of 2020, and contract assets at December 28, 2019 were transferred to accounts receivable in the first quarter of 2020. Contract liabilities at April 4, 2020 represents cash received during the three-month period ended April 4, 2020, excluding amounts recognized as revenue during that period. Contract assets at April 4, 2020 represents revenue recognized during the three-month period ended April 4, 2020, excluding amounts transferred to accounts receivable during that period.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue as the performance obligation is satisfied. Our contracts with our customers generally represent an approved purchase order together with our standard terms and conditions. Our custom product contracts include distinct goods that are substantially the same and have the same pattern of transfer to the customer over time, and therefore represent a series of distinct goods accounted for as a single performance obligation. For volume products, we allocate the contract’s transaction price to each distinct performance obligation based on the estimated relative standalone selling price of each distinct good. Observable standalone sales are used to determine the standalone selling price. Certain customers are eligible for rebates based on their volume or purchases during an annual period. Rebates are recorded as a reduction to sales and were immaterial in all periods presented.

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our standard products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of April 4, 2020 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

On February 1, 2020, we completed the acquisition of NewSouth. NewSouth’s contracts with customers include the manufacturing of goods and installation services related to those goods. Both the manufacturing of goods and installation services represent distinct and separate performance obligations of the Company. As these performance obligations are supported by contracts with customers and the goods are custom in nature, they are satisfied over time, as opposed to a point in time. The contract transaction price is allocated to each performance obligation based on an estimate of stand-alone selling price.  Because installation is performed shortly after completion of production, revenue on the total contract is recognized over a relatively short period of time.

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

During the three months ended April 4, 2020, we recorded warranty expense at a rate of approximately 1.7% of sales, which was nearly equal to the rate in the three months ended March 30, 2019 of 1.6% of sales.

The following table summarizes current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three months ended April 4, 2020, and March 30, 2019. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

	Beginning		Charged			End of
Accrued Warranty	of Period	Acquired	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months Ended April 4, 2020	$6,244	$1,592	$3,841	$(20)	$(4,269)	$7,388

Three months ended March 30, 2019	$6,149	$—	$2,820	$28	$(3,016)	$5,981

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

	April 4,	December 28,
	2020	2019
	(in thousands)
Raw materials	$49,566	$41,255
Work-in-progress	1,642	2,337
Finished goods	439	259

	$51,647	$43,851

NOTE 5.  STOCK BASED-COMPENSATION

Exercises

For the three months ended April 4, 2020, there were 274,353 options exercised at a weighted average exercise price of $2.00 per share.

Issuance

On February 14, 2020, we granted 305,030 restricted stock awards to certain executives and non-executive employees of the Company under the 2020 Long-Term Incentive Plan (LTIP). The restrictions on these stock awards lapse over time based solely on continued service with respect to one-half of the granted shares and based on the achievement of a performance metric and the lapse of time, with respect to the other half. Specifically, the quantity of restricted shares issued upon vesting on half of these shares, or 152,515 shares, is fixed, whereas the quantity issued upon vesting on the remaining half, or 152,515 shares, is subject to Company-specific performance criteria. The restricted stock awards have a fair value on date of grant of $16.56 per share based on the closing New York Stock Exchange market price of the common stock on the day prior to the day the awards were granted. Those restricted shares whose quantity is fixed vest in equal amounts over a three-year period on the first, second and third anniversary dates of the grant. Those restricted shares whose quantity is subject to Company performance criteria vest in equal amounts on the second and third anniversary dates of the grant, if they are earned.

With respect to the one-half of the granted restricted shares that must be earned through the satisfaction of performance criteria, the performance criteria, as defined in the share awards, provides for a graded awarding of shares based on the percentage by which the Company meets earnings before interest and taxes, as defined, in our 2020 business plan. The performance percentages, ranging from less than 80% to greater than 120%, provide for the awarding of shares ranging from no shares to 150% of the target number of shares.

None of the restricted stock awards granted under last year’s 2019 LTIP that must be earned through the achievement of the performance criteria were earned, because the Company did not achieve at least 80% of the target level of our 2019 LTIP performance metric, resulting in 0% of the target number of performance shares being earned.

Stock Compensation Expense

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $1.5 million for the three months ended April 4, 2020, and $1.2 million for the three months ended March 30, 2019. As of April 4, 2020, there was $13.3 million of total unrecognized compensation cost related entirely to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 2.2 years at April 4, 2020.

Of the $1.5 million and $1.2 million in stock-based compensation expense in the three months ended April 4, 2020, and March 30, 2019, respectively, $1.4 million and $1.0 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales.

NOTE 6.  ACQUISITION

NEWSOUTH WINDOW SOLUTIONS

On February 1, 2020 (the “closing date”), we completed the acquisition of NewSouth Window Solutions LLC and NewSouth Window Solutions of Orlando LLC (together, “NewSouth”, and the “NewSouth Acquisition”), which became wholly-owned subsidiaries of PGT Innovations, Inc. The fair value of consideration transferred in the acquisition was $90.4 million. The acquisition was financed with proceeds of $53.2 million from the add-on issuance of $50.0 of 2018 Senior Notes due 2026 (“Add-On Senior Notes”), including a premium of $3.2 million, and with $37.0 million in cash, as well as a post-closing adjustment owed to sellers of $0.2 million described below. See Note 9 for a discussion of the Add-On Senior Notes.

The estimated fair value of assets acquired, and liabilities assumed as of the closing date, are as follows:

Preliminary Allocation
Accounts receivable	$10,294
Inventories	3,757
Contract assets, net	4,413
Prepaid expenses and other assets	1,756
Property and equipment	7,423
Operating lease right-of-use asset	10,578
Intangible assets	28,670
Goodwill	46,200
Accounts payable	(6,621)
Accrued and other liabilities	(5,524)
Operating lease liability	(10,578)
Purchase price	$90,368

Consideration:
Cash	$90,145
Due to Sellers	223
Total fair value of consideration	$90,368

The fair value of certain working capital related items, including accounts receivable, prepaid expenses, and accounts payable and accrued liabilities, approximated their book values at the date of the NewSouth Acquisition. The fair value of inventory was estimated by major category, at net realizable value. The substantial majority of inventories at the acquisition date was composed of raw materials. The fair value of property and equipment and remaining useful lives were estimated by management, with the assistance of a third-party valuation firm, using the cost approach. Valuations of the intangible assets were done using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs, with the assistance of a third-party valuations firm, the report of whom we are in the process of finalizing.

We incurred acquisition costs totaling $2.0 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the NewSouth Acquisition, which includes $0.5 million in the first quarter of 2020, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended April 4, 2020. We began incurring these costs in the fourth quarter of 2019.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, has been determined to be $46.2 million, all of which we expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through new direct-to-consumer sales channel opportunities, as well as NewSouth’s extensive advertising throughout Florida, NewSouth’s market intelligence, which we expect to utilize.

The purchase agreement relating to the NewSouth Acquisition (“PA”) requires certain post-closing adjustments, under which we determined that we owe sellers an additional $0.2 million. The calculation resulted in a net decrease in purchase price of $0.2 million.

Net sales included in the condensed consolidated statement of operations for the three months ended April 4, 2020, from NewSouth from the February 1, 2020 acquisition date was $15.9 million, and NewSouth’s net income was de minimis. On a proforma basis, assuming we had acquired NewSouth on the first day of the three-month periods ended April 4, 2020, and March 30, 2019, our consolidated net sales would have been $228.4 million and $192.6 million, respectively. There would have been immaterial impacts to our consolidated net income and our net income per share, both basic and diluted, on a proforma basis in both periods.

Valuation of identified intangible assets

The valuation of the identifiable intangible assets acquired in the NewSouth Acquisition and our estimate of their respective useful lives are as follows:

	Valuation	Useful Life
	Amount	(in years)
(in thousands)
Trade name	$23,500	15
Non-compete agreements	1,670	5
Developed technology	2,600	6
Customer-related intangible	900	<1

Other intangible assets, net	$28,670

NOTE 7. NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

There were 586 thousand anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three months ended April 4, 2020, and 263 thousand for the three months ended March 30, 2019.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS:

	Three Months Ended
	April 4,	March 30,
	2020	2019
	(in thousands, except per share amounts)
Net income	$15,600	$8,257

Weighted-average common shares - Basic	58,668	58,134
Add: Dilutive effect of stock compensation plans	453	1,086

Weighted-average common shares - Diluted	59,121	59,220

Net income per common share:
Basic	$0.27	$0.14

Diluted	$0.26	$0.14

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets are as follows:

			Initial
	April 4,	December 28,	Useful Life
	2020	2019	(in years)
	(in thousands)
Goodwill	$323,800	$277,600	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$148,841	$148,841	indefinite

Customer relationships and customer-related assets	201,547	200,647	<1-10
Trade name (amortizable)	23,500	-	15
Developed technology	5,600	3,000	6-10
Non-compete agreement	3,338	1,668	2-5
Software license	590	590	2
Less: Accumulated amortization	(103,526)	(98,784)

Subtotal	131,049	107,121

Other intangible assets, net	$279,890	$255,962

Goodwill at December 28, 2019	$277,600
Increase related to the acquisition of NewSouth	46,200

Goodwill at April 4, 2020	$323,800

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2020	$14,677
2021	17,727
2022	16,869
2023	14,708
2024	14,621
Thereafter	52,447

Total	$131,049

Amortization expense for relating to amortizable intangible assets for the three months ended April 4, 2020, and March 30, 2019, was $4.7 million and $4.0 million, respectively.

We perform our annual goodwill and indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. Given the general deterioration in economic and market conditions surrounding the COVID-19 pandemic, and the narrow excess fair value over carrying value of its WinDoor and WWS trade names as described in our 2019 Form 10-K, the Company determined it should complete interim impairment tests of its WinDoor and WWS trade names as of April 4, 2020.

Although these interim impairment tests did not indicate that impairments of those assets exist at this time, due to earlier and stricter stay-at-home orders relating to the COVID-19 pandemic in the western states, WWS reporting unit sales could decrease further or for longer than we currently forecast, which would result in an impairment if such decrease in sales were to occur. Our modeling has indicated that if sales of our WWS reporting unit decrease to approximately $133 million in 2020, assuming a long-term compound average growth rate of 7% thereafter, with a terminal growth rate of 3%, the $73.0 million carrying value of our WWS trade name would exceed it fair value by approximately $6 million. However, if WWS achieves 2020 net sales that are flat to prior year and returns to growth assumptions for 2021 and beyond, as modeled in our 2019 annual impairment test, which includes a terminal growth rate of 3%, then no impairment is indicated. A key assumption in our modeling is an assessment of macro industry growth in our WWS reporting unit’s key markets.

NOTE 9.  LONG-TERM DEBT

	April 4,	December 28,
	2020	2019
	(in thousands)
2018 Senior Notes due 2026	$365,000	$315,000

Term loan payable under the 2016 Credit Agreement	64,000	64,000

Long-term debt	429,000	379,000

Fees, costs, discount and premium	(7,797)	(10,029)

Long-term debt, net	$421,203	$368,971

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

On January 24, 2020, we completed the add-on issuance of $50.0 million aggregate principal amount of 6.75% senior notes (“Additional Senior Notes”), issued at 106.375% of their principal amount, resulting in a premium to us of $3.2 million. The Additional Notes are part of the same issuance of, and rank equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the Additional Senior Notes, including premium, were used, together with cash on hand, to pay the $90.4 million purchase price in the NewSouth Acquisition.

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, and the Additional Senior Notes totaling $1.3 million, partially offset by the $3.2 million premium on the Additional Senior Notes, which are being amortized under the effective interest method. See “Deferred Financing Costs” below. As of April 4, 2020, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $365.0 million, and accrued interest totaled $4.3 million.

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

2016 Credit Agreement due 2022

On February 16, 2016, we entered into the 2016 Credit Agreement due 2022, among us, the lending institutions identified in the 2016 Credit Agreement due 2022, and SunTrust Bank, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement due 2022 establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in February 2022 that amortizes on a basis of 1% annually during its six-year term, and a $40.0 million revolving credit facility maturing in February 2021 that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement due 2022 are, subject to exceptions, guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries that are restricted subsidiaries and secured by substantially all of our assets as well as our direct and indirect restricted subsidiaries’ assets.

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

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. As of April 4, 2020, there were $4.0 million of letters of credit outstanding and $76.0 million available under the New Revolving Facility.

Fees and costs relating to the Third Amendment were $0.9 million, which are deferred and being amortized. In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. Deferred financing costs and original issue discount allocated to these lenders of $1.5 million were written-off and classified as debt extinguishment costs in our consolidated statement of operations for the year ended December 28, 2019. As of April 4, 2020, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $64.0 million, and accrued interest was $136 thousand.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 3.30% as of April 4, 2020, and was 3.77% at December 28, 2019.

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

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees and discount for the three months ended April 4, 2020, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$10,029
Add: Deferred financing costs from the issuance of the add-on 2018 Senior Notes due 2026	1,266
Less: Premium on the issuance of the add-on 2018 Senior Notes due 2026	(3,187)
Less: Amortization expense relating to 2016 Credit Agreement	(73)
Less: Amortization expense relating to 2018 Senior Notes	(238)

At end of period	$7,797

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of April 4, 2020, is as follows:

(in thousands)	Total
Remainder of 2020	$847
2021	1,195
2022	1,245
2023	1,183
2024	1,250
Thereafter	2,077

Total	$7,797

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $204.0 million since its inception in February 2016, we have no future scheduled repayments until the maturity of the facility on October 31, 2022. The contractual future maturities of long-term debt outstanding, including the remaining balance of the financing arrangement described as other debt, as of April 4, 2020, are as follows (at face value):

(in thousands)
Remainder of 2020	$—
2021	—
2022	64,000
2023	—
2024	—
Thereafter	365,000

Total	$429,000

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

The components of lease expense for the three months ended April 4, 2020, and March 30, 2019, are as follows (in thousands):

	Three Months Ended
	April 4,	March 30,
	2020	2019

Operating lease cost	$2,009	$1,576
Variable lease cost	881	550
Total lease cost	$2,890	$2,126

Other information relating to leases for the three months ended April 4, 2020, and March 30, 2019, are as follows (in thousands, except years and percentages):

	Three Months Ended
	April 4,	March 30,
	2020	2019
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(2,009)	$(1,576)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,605	$-

Weighted average remaining lease term in years
Operating leases	7.27	4.63

Weighted average discount rate
Operating leases	5.9%	6.2%

Future maturities under operating leases were as follows at April 4, 2020, and December 28, 2019 (in thousands):

	April 4,	December 28,
	2020	2019
Remainder of 2020	$6,610	$6,319
2021	7,255	4,771
2022	6,430	3,878
2023	6,236	3,741
2024	6,202	3,771
Thereafter	18,931	13,691

Total future minimum lease payments	51,664	36,171

Less: Imputed interest	(9,768)	(7,428)

Operating lease liability - total	$41,896	$28,743

Reported as of April 4, 2020 and December 28, 2019:
Current portion of operating lease liability	$6,325	$4,703
Operating lease liability, less current portion	35,571	24,040

Operating lease liability - total	$41,896	$28,743

As of April 4, 2020, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2028. Lease expense prior to the adoption of ASU 2016-02 would have been $2.9 million for the three months ended April 4, 2020 and was $2.1 million for the three months ended March 30, 2019. Of the $2.9 million for the three months ended April 4, 2020, $1.5 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Of the $2.1 million for the three months ended March 30, 2019, $1.0 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Lease expense was $8.9 million for the year ended December 28, 2019.

The $14.6 million in operating lease right-of-use assets obtained in exchange for operating lease obligations during the three months ended April 4, 2020 includes $10.6 million relating to the NewSouth Acquisition. See Note 6 for additional information.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Our Company is a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of those proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or in the aggregate, will not have a material adverse effect on our operations, financial position or cash flows.

NOTE 12.  INCOME TAXES

Our income tax expense was $4.1 million for the three months ended April 4, 2020, compared with $2.3 million for the three months ended March 30, 2019. Our effective tax rate for the three months ended April 4, 2020, was 21.0%, and was 21.7% for the three months ended March 30, 2019.

Income tax expense in the three months ended April 4, 2020, and March 30, 2019, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $767 thousand and $422 thousand, respectively. Excluding this discrete item, the effective tax rates for the three months ended April 4, 2020, and March 30, 2019, would have been 24.8% and 25.7%, respectively.

Our estimated annual effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.0%.

In response to the COVID-19 outbreak, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) legislation aimed at providing relief for individuals and businesses that have been negatively impacted by the pandemic. While we are still assessing the impact of the CARES Act legislation on the Company’s income taxes, at this time we do not expect that the CARES Act will have a material impact to our consolidated financial statements. However, during the three months ended April 4, 2020, we made no payments of estimated federal and state income taxes as the deadlines for such payments to the United States government, and the majority of states in which we have nexus, which have followed the payment deadline extension of this new Federal legislation, have been deferred until July 2020 as a result of the CARES Act.

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

During the three or nine months ended April 4, 2020, or March 30, 2019, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement due 2022, as well as the 2018 Senior Notes due 2026, both classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2022 is based on debt with similar terms and characteristics and was approximately $64.0 million as of April 4, 2020, compared to a principal outstanding value of $64.0 million, and fair value of $64.0 million as of December 28, 2019, compared to a principal outstanding value of $64.0 million. The fair value of the 2018 Senior Notes due 2026 is also based on debt with similar terms and characteristics and was approximately $346.8 million as of April 4, 2020, compared to a principal outstanding value of $365.0 million, which includes the Additional Senior Notes, and the fair value was approximately $338.6 million as of December 28, 2019, compared to a principal outstanding value of $315.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions, which we consider to be a Level 2 input.

Items Measured at Fair Value on a Recurring Basis

The following are measured in the condensed consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	April 4,	Markets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts	$(4,865)	$—	$(4,865)	$—
MTP contracts	(53)	—	(53)	—

	$(4,918)	$—	$(4,918)	$—

Fair Value Measurements
Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	December 28,	Markets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts	$(317)	$—	$(317)	$—

	$(317)	$—	$(317)	$—

The following is a description of the methods and assumptions used to estimate the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis, as well as the basis for classifying these assets and liabilities as Level 2.

See Note 14 for a discussion of the determination of the fair values of our aluminum forward and Midwest Transaction Premium (“MTP”) contracts.

NOTE 14.  DERIVATIVES

Aluminum Contracts and Midwest Transaction Premium

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. Beginning late in the first quarter of 2020, we began entering into forward contracts to hedge the fluctuations in the price of the delivery component of our aluminum extrusion purchases, known as the Midwest Transaction Premium. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum and the related MTP.

We record our aluminium hedge contracts at fair value, based on trading values for aluminum forward contracts. Aluminum forward contracts identical to those held by us trade on the London Metal Exchange (“LME”). The LME provides a transparent forum and is the world’s largest center for the trading of futures contracts for non-ferrous metals. The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle. Based on this high degree of volume and liquidity in the LME, we believe the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time represents a contract’s exit price to be used for purposes of determining fair value.

We record our MTP hedge contracts at fair value based on the Platts MW US Transaction price per pound assessment, which has been a benchmark for decades in the North American aluminium industry. Platts surveys the North American market daily to capture trades, bids and offers on a delivered Midwest basis. Data is normalized to reflect the typical price per pound between the largest number of market participants, for delivery within 7 to 30 days from date of publication, net-30-day payment terms, for typical order quantities, chemistries and freight allowances. The survey is extensive and encompasses both domestic and offshore producers, traders and brokers that are varied in scope. Based on the extensive nature of this pricing mechanism, we believe the Platts MW US Transaction price at any time represents a contract’s exit price to be used for purposes of determining fair value.

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

At April 4, 2020, the fair value of our aluminum forward contracts was in a net liability position of $4.9 million. We had 33 outstanding forward contracts for the purchase of 41.5 million pounds of aluminum through December 2021, at an average price of $0.81 per pound, which excludes the Midwest premium, with maturity dates of between one month and twenty-one months. At April 4, 2020, the fair value of our MTP contracts was in a net liability position of $53 thousand. We had 7 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 15.3 million pounds of aluminum through December 2021, at an average price of $0.12 per pound, with maturity dates of between one month and twenty-one months. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to their fair values as of April 4, 2020.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of April 4, 2020, that we expect will be reclassified to earnings within the next twelve months, is approximately $4.0 million.

The fair values of our aluminum hedges and MTP contracts are classified in the accompanying condensed consolidated balance sheets at April 4, 2020, and December 28, 2019, as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	April 4, 2020		April 4, 2020
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$—	Accrued liabilities	$(3,990)
MTP contracts	Other current assets	—	Accrued liabilities	(20)
Aluminum forward contracts	Other assets	—	Other liabilities	(875)
MTP contracts	Other assets	—	Other liabilities	(33)
Total derivative instruments	Total derivative assets	$—	Total derivative liabilities	$(4,918)

	Derivative Assets		Derivative Liabilities
	December 28, 2019		December 28, 2019
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$193	Accrued liabilities	$(510)
Aluminum forward contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$193	Total derivative liabilities	$(510)

The ending accumulated balance for the aluminum forward and MTP contracts included in accumulated other comprehensive losses, net of tax, was $3.7 million as of April 4, 2020, and $0.2 million at December 28, 2019.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three months ended April 4, 2020, and March 30, 2019 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Three Months Ended			Three Months Ended
	April 4,	March 30,		April 4,	March 30,
	2020	2019		2020	2019

Aluminum contracts	$(5,160)	$595	Cost of sales	$(612)	$(915)

MTP contracts	$(53)	$—	Cost of sales	$—	$—

NOTE 15.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three months ended April 4, 2020 and March 30, 2019 (in thousands):

Aluminum
Three months ended April 4, 2020	Forward and MTP
(in thousands)	Contracts
Balance at December 28, 2019	$(238)
Change in fair value of derivatives	(5,213)
Amounts reclassified from other comprehensive loss	612
Tax effect	1,151
Net current-period other comprehensive income	(3,450)
Balance at April 4, 2020	$(3,688)

Aluminum
Three months ended March 30, 2019	Forward
(in thousands)	Contracts
Balance at December 29, 2018	$(3,065)
Change in fair value of derivatives	595
Amounts reclassified from other comprehensive loss	915
Tax effect	(386)
Net current-period other comprehensive loss	1,124
Balance at March 30, 2019	$(1,941)

NOTE 16. SEGMENTS

We have two reportable segments: the Southeast segment, and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of sales from our facilities in Florida. The Western reporting segment, also an operating segment, is composed of sales from our facility in Arizona. Beginning in 2020, sales into certain states have been reclassified between segments. As such, segment sales amounts for the three months ended March 30, 2019, along with the related income from operations, have been revised to conform to the 2020 presentation.

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

The following table represents summary financial data attributable to our operating segments for the three months ended April 4, 2020, and March 30, 2019. Results of the Western segment are composed of the results of WWS, which was acquired on August 13, 2018 (in thousands):

	Three Months Ended
	April 4,	March 30,
	2020	2019
Net sales:
Southeast segment	$183,641	$141,676
Western segment	36,563	32,061

Total net sales	$220,204	$173,737

Income from operations:
Southeast segment	$25,821	$15,264
Western segment	1,086	1,992

Total income from operations	26,907	17,256

Interest expense, net	7,169	6,714

Total income before income taxes	$19,738	$10,542

NOTE 17. SUBSEQUENT EVENT

Florida Manufacturing Facilities Consolidation

On April 15, 2020, the Company’s management decided to exit its manufacturing facility in Orlando, Florida, where its WinDoor and Eze-Breeze products are assembled, and to relocate the manufacturing of those products to the Company’s Venice and Tampa, Florida plants, respectively. The Company expects to cease production at the Orlando facility during June 2020. In connection with this announcement, the Company currently expects to record pre-tax special item charges in the range of approximately $4.2 million to $4.6 million. Approximately $3.0 million to $3.4 million of the charges are expected to be paid in cash and are primarily attributable to separation and retention-until-closure payments for employees, remaining rent on the Orlando facility, and equipment relocation expenses. Non-cash charges of approximately $1.2 million are related to certain product rationalization initiatives. Most of the pre-tax special item charges are expected to be recorded in 2020 and most of the cash outflows are expected to occur in 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 28, 2019, included in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 2020. All amounts herein are unaudited.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the matters set forth in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “expected,” “excited,” “guidance,” “believe,” “expect,” “may,” “outlook,” “forecast,” “intend,” “could,” “project,” “estimate,” “anticipate,” “should,” “plan” and similar terminology. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause our actual results to differ materially from those set forth in the forward-looking statements. Those risks and uncertainties that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•

the impact of the COVID-19 pandemic and related measures taken by governmental or regulatory authorities to combat the pandemic, including the impact of the pandemic and these measures on the economies and demand for our products in the states where we sell them, and on our customers, suppliers, labor force, business, operations and financial performance;

•

unpredictable weather and macroeconomic factors that may negatively impact the repair and remodel and new construction markets and the construction industry generally, especially in the state of Florida and the western United States, where the substantial portion of our sales are currently generated, and in the U.S. generally;

•	changes in raw material prices, especially for aluminum, glass and vinyl, including, price increases due to the implementation of tariffs and other trade-related restrictions;
•	our dependence on a limited number of suppliers for certain of our key materials;
•	our dependence on our impact-resistant product lines and contemporary indoor/outdoor window and door systems, and on consumer preferences for those types and styles of products;
•	the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, our acquisitions of NewSouth and Western Window Systems;
•	our level of indebtedness, which increased in connection with our acquisition of Western Window Systems, and increased further in connection with our acquisition of NewSouth;
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
•

risks associated with our information technology systems, including cybersecurity-related risks, such as unauthorized intrusions into our systems by “hackers” and theft of data and information from our systems, and the risks that our information technology systems do not function as intended or experience temporary or long-term failures to perform as intended.

•	product liability and warranty claims brought against us;
•

in addition to the acquisitions of NewSouth and Western Window Systems, our ability to successfully integrate businesses we may acquire in the future, or that any business we acquire may not perform as we expected at the time we acquired it; and

•

the other risks and uncertainties discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended April 4, 2020, and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2019 and our other SEC filings.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made and, except as may be required by law, we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances.

EXECUTIVE OVERVIEW

Impact of COVID-19 on Our Business

Our first priority is the health and safety of our employees, our customers and their families and the communities in which we operate, and as the COVID-19 virus gained a foothold in the Southeast Florida area, we took swift action to protect our employees by shutting down and fumigating our Miami and Hialeah, Florida facilities, each for one-week periods in April 2020. As of the date of this filing, all of our operating locations are operational and have been deemed essential under various government orders. Each of our facilities has implemented a variety of new policies and procedures designed to protect the health and safety of our team members in light of the COVID-19 pandemic, including: 1) following World Health Organization and U.S. Centers for Disease Control and Prevention guidelines for personal health and safety; 2) increasing cleaning frequency and enhancing sanitization of all facilities; 3) adjusting production schedules and operations to promote social distancing; 4) restricting external visitor access to facilities; 5) implementing work-at-home programs where possible; 6) banning all non-essential air travel; 7) implementing temperature checks of our team members at our production facilities; and 8) offering our employees age 65 and over and other at-risk team members the opportunity to not report to work, so that they may shelter-in-place, with no adverse consequences to their employment status.

During the first quarter of 2020, we achieved double-digit sales growth at both of our reporting segments, as compared to the same quarter in 2019, due to the sales contribution from our NewSouth Windows Solutions business, which we acquired on February 1, 2020 and also due to organic sales growth of approximately 18% in our Southeastern Business Unit and 14% in our Western Windows Systems business, or “Western Business Unit”. However, due to the unprecedented uncertainty associated with the COVID-19 pandemic and its impact on the United States economy, including in our core markets, and on our business, on April 8, 2020, we announced that we were withdrawing our financial performance guidance for 2020. Additionally, due to that same uncertainty, we took certain actions aimed at preserving cash and maintaining our liquidity, including: 1) delaying or canceling planned capital expenditures; 2) reducing discretionary spending; 3) optimizing net working capital by closely monitoring and forecasting cash collections and disbursement; and 4) controlling labor-related costs.

We ended our first quarter of 2020 with $67.6 million in cash on hand, and have $76.0 million of available liquidity under our 2016 Credit Agreement due 2022. Additionally, we have no scheduled debt repayment obligations until the maturity of the outstanding balance of $64.0 million under our 2016 Credit Agreement comes due on October 31, 2022. As of May 1, 2020, we had cash on hand of $69.3 million and availability of $76.0 million under our 2016 Credit Agreement due 2022.

Our supply chains have generally not experienced significant disruptions, and although we do not anticipate any such disruptions in the near term, there can be no assurances that we will not experience such disruptions to our materials supply chain during the COVID-19 pandemic. Our manufacturing, sales and servicing operations have been deemed essential operations under the COVID-19 related government orders issued to-date, and thus, our operations have been permitted to continue at all of our locations. However, there can be no assurance that our operations will be considered essential and exempt from any such emergency or executive orders issued by governmental authorities in response to any future increases in the extent or severity of the COVID-19 pandemic, including in the event of a “second wave” of infections.

Sales and Operations

We achieved double-digit organic sales growth in both our Southeast and Western segments in the first quarter of 2020, compared to the first quarter of 2019. Our Southeast segment achieved 18.4% organic growth, with sales of $167.7 million in the first quarter of 2020, excluding our NewSouth acquisition, compared to $141.7 million in the first quarter of 2019. Our Western segment achieved 14.0% organic growth, with sales of $36.6 million in the first quarter of 2020, compared with $32.0 million in the first quarter of 2019. We believe this growth reflects increased demand for our products during the first quarter of 2020 in both the new construction and repair and remodel markets. Additionally, order volume of our NewSouth brand was up approximately 50% on a proforma basis in the first quarter of 2020 when compared to the first quarter of 2019. Overall, we were seeing strong order momentum across all of our businesses throughout most of the first quarter of 2020, until the unfavorable change in macro-economic conditions resulting from the COVID-19 pandemic.

As a result of the COVID-19 pandemic and related governmental actions to control it, and the impact it has had on the economy, we have seen order volume in our Florida market in April 2020 decrease approximately 10% when compared to April of last year, and decrease by approximately 30% on a sequential basis compared to the first quarter growth rate. We quickly reacted to these conditions by adjusting our operations to meet changing demands but during May have seen a growing order pipeline in Florida. As such, we are cautiously beginning to enhance our capacity to meet this increasing demand. In our Western markets, where government restrictions related to COVID-19, including stay-at-home orders were more stringent and imposed earlier than in Florida, we have seen order decreases in the range of 20% to 30% in April 2020 when compared to April last year, and a decrease of approximately 40% on a sequential basis compared with the first quarter growth rate. Recent order patterns appear to indicate that the unfavorable macro-economic impacts of the COVID-19 pandemic may continue in our Western markets.

Despite a solid start to 2020, which saw 2020 first quarter consolidated net sales increase 27%, to $220.2 million, net income increase 89%, to $15.6 million, and net income per diluted share increase 86%, to $0.26, all as compared to the first quarter of 2019, the uncertainty of the duration and extent of the pandemic and the unfavorable economic environment it has created has limited our ability at this time to forecast our operational and financial performance results for the remainder of 2020.

We previously withdrew our 2020 annual guidance, but we expect our second quarter consolidated net sales, inclusive of NewSouth, to decline in the range of 7 to 10 percent as compared to the prior year, driven primarily by COVID-19 related reduction in orders, which we began to experience in April 2020.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of operations as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	April 4,		March 30,
	2020		2019
	(unaudited)
Net sales	$220,204	100.0%	$173,737	100.0%
Cost of sales	139,077	63.2%	112,467	64.7%

Gross profit	81,127	36.8%	61,270	35.3%

Selling, general and administrative expenses	54,220	24.6%	44,014	25.3%

Income from operations	26,907	12.2%	17,256	9.9%

Interest expense, net	7,169	3.3%	6,714	3.9%

Income before income taxes	19,738	9.0%	10,542	6.1%

Income tax expense	4,138	1.9%	2,285	1.3%

Net income	$15,600	7.1%	$8,257	4.8%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 4, 2020 AND MARCH 30, 2019

Net sales

	Three Months Ended
	April 4, 2020		March 30, 2019
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$183.6	83.4%	$141.7	81.6%	29.6%
Western segment	36.6	16.6%	32.0	18.4%	14.0%

Total net sales	$220.2	100.0%	$173.7	100.0%	26.7%

Net sales for the first quarter of 2020 were $220.2 million, a $46.5 million, or 26.7%, increase in sales, from $173.7 million in the first quarter of the prior year. The first quarter of 2020 includes 14-weeks of sales, compared to 13 weeks in the first quarter of 2019, as our fiscal year of 2020 will be 53 weeks long, compared to 52 weeks in our 2019 fiscal year.

Net sales of our Southeast segment were $183.6 million in the first quarter of 2020, compared with $141.7 million in the 2019 first quarter, an increase of $41.9 million, or 29.6%. Southeast segment sales in the first quarter of 2020 includes $15.9 million from our NewSouth Acquisition. Net sales of our Western segment were $36.6 million in the first quarter of 2020, compared with $32.0 million in the first quarter of 2019, an increase of $4.6 million, or 14.0%. Sales of our Western segment are composed of the sales of WWS.

The $46.5 million increase in net sales for the first quarter of 2020 was driven by solid organic growth in both our Southeast and Western segments. Net sales of our Southeast segment, excluding the sales of our NewSouth acquisition, increased $26.0 million, or 18.4%, and net sales of our Western segment increased $4.6 million, or 14.0%, in the first quarter of 2020 compared to the 2019 first quarter. We believe these increases were due to a strong start to the housing market in 2020, as demonstrated by steady order volumes during our 2020 first quarter before the change in the economy as a result of the global COVID-19 pandemic, but also due to successful execution on strategic selling initiatives, which drove incremental sales in the 2020 first quarter compared to last year. There was also an extra week of sales in the first quarter of 2020 compared to the first quarter of 2019, as discussed above. Net sales of our Southeast segment also increased due to the inclusion of $15.9 million from our NewSouth acquisition.

Gross profit and gross margin

Gross profit was $81.1 million in the first quarter of 2020, an increase of $19.8 million, or 32.4%, from $61.3 million in the first quarter of 2019. The gross margin percentage was 36.8% in the first quarter of 2020, compared to 35.3% in the prior year first quarter, an increase of 1.5%. Gross margin increased in the first quarter of 2020 due primarily to the favorable effects of a higher sales and the resulting additional leverage provided to cover fixed costs, and also due to our management of labor costs and other improvements in manufacturing efficiencies.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $54.2 million in the first quarter of 2020, an increase of $10.2 million, from $44.0 million in the first quarter of 2019. SG&A in the first quarter of 2020 was 24.6% of net sales, compared to 25.3% of net sales in the first quarter of 2019. The increase in SG&A is primarily the result of the inclusion of the SG&A expenses of NewSouth for the first quarter of 2020, which resulted in an increase in SG&A totaling $6.1 million from its acquisition on February 1, 2020, which includes $0.6 million in amortization of the amortizable intangible assets acquired in the acquisition of NewSouth. Excluding the increase in SG&A from the inclusion of NewSouth, SG&A increased $4.1 million in the first quarter of 2020, compared to the first quarter of 2019. The increase in SG&A was primarily driven by higher distribution costs from the increase in sales in the 2020 first quarter compared to last year’s first quarter.

Income from operations

Income from operations was $26.9 million in the first quarter of 2020, an increase of $9.6 million, from $17.3 million in the first quarter of 2019. Income from operations in the first quarter of 2020 includes $25.8 million from our Southeast segment and $1.1 million from our Western segment, compared to $15.3 million and $2.0 million from our Southeast and Western segments, respectively, in the first quarter of 2019, all after allocation of corporate operating costs in both periods. The increase in income from operations in the first quarter of 2020 compared to the first quarter of 2019 is primarily a result of the previously discussed increases in sales and gross profits driven by solid organic growth in both segments during the first quarter of 2020, compared to last year’s first quarter.

Interest expense, net

Interest expense was $7.2 million in the first quarter of 2020, an increase of $0.5 million, or 6.8%, from $6.7 million in the first quarter of 2019. Interest expense in the first quarter of 2020 includes an increase in interest expense due to the issuance of the Additional Senior Notes totaling $50.0 million effective on January 24, 2020, which we used to finance a portion of the purchase price for our acquisition of NewSouth.

Income tax expense

Our income tax expense was $4.1 million for the first quarter of 2020, compared with $2.3 million for the first quarter of 2019. Our effective tax rate for the three months ended April 4, 2020, was 21.0%, and was 21.7% for the three months ended March 30, 2019.

Income tax expense in the three months ended April 4, 2020, and March 30, 2019, includes excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards, treated as a discrete item of income tax, totaling $767 thousand and $422 thousand, respectively. Excluding this discrete item, the effective tax rates for the three months ended April 4, 2020, and March 30, 2019, would have been 24.8% and 25.7%, respectively.

Our estimated annual effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.6%.

In response to the COVID-19 outbreak, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) legislation aimed at providing relief for individuals and businesses that have been negatively impacted by the pandemic. While we are still assessing the impact of the CARES Act legislation on the Company’s income taxes, at this time we do not expect that the CARES Act will have a material impact to our consolidated financial statements. However, during the three months ended April 4, 2020, we made no payments of estimated federal and state income taxes as the deadlines for such payments to the United States government, and the majority of states in which we have nexus, which have followed the payment deadline extension of this new Federal legislation, have been deferred until July 2020 as a result of the CARES Act.

LIQUIDITY AND CAPITAL RESOURCES

Impact of COVID-19 on Our Business

Due to the unprecedented uncertainty regarding the extent and duration of the COVID-19 pandemic, and the impact it may have on the U.S. economy and our business and operations, we have taken actions aimed at preserving cash and maintaining our liquidity, including : 1) delaying or canceling planned capital expenditures; 2) reducing discretionary spending; 3) optimizing net working capital by closely monitoring and forecasting cash collections and disbursement; and 4) closely managing labor costs.

We ended the first quarter of 2020 with $67.6 million in cash on hand and have $76.0 million of availability under the revolving credit facility of our 2016 Credit Agreement due 2022. Additionally, we have no scheduled debt repayment obligations until the maturity of the outstanding balance of $64.0 million under our 2016 Credit Agreement on October 31, 2022.

Consolidated Cash Flows

Our principal source of liquidity is cash flow generated by operations and supplemented by borrowings under our credit facilities. We expect that this cash generating capability will provide us with financial flexibility in meeting operating and investing needs, but there can be no assurance that will be the case in future periods, due to the possible adverse impacts the COVID-19 pandemic and its effects on the economy may have on our business. Our primary capital requirements are to fund working capital needs, meet required debt service payments on our credit facilities and fund capital expenditures.

The following table summarizes our cash flow results for the first three months of 2020 and 2019:

	Components of Cash Flows
	Three Months Ended
	April 4,	March 30,
(in millions)	2020	2019
Cash provided by operating activities	$10.9	$0.9
Cash used in investing activities	(92.4)	(8.3)
Cash provided by (used in) financing activities	51.8	(0.4)

Decrease in cash and cash equivalents	$(29.7)	$(7.8)

Operating activities. Cash provided by operating activities during the first quarter of 2020 was $10.9 million, compared to cash provided of $0.9 million in the first quarter of 2019. The increase in cash provided by operating activities for the first quarter of 2020, as compared to the first quarter of 2019, of $10.0 million, was due to the factors set forth in the table below.

Direct cash flows from operations for the first three months of 2020 and 2019 are as follows:

	Direct Operating Cash Flows
	Three Months Ended
	April 4,	March 30,
(in millions)	2020	2019
Collections from customers	$219.1	$174.6
Other collections of cash	2.4	2.3
Disbursements to vendors	(139.7)	(112.2)
Personnel related disbursements	(59.5)	(52.6)
Debt service payments	(11.4)	(11.3)
Other cash activity, net	-	0.1

Cash from operations	$10.9	$0.9

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 41 days at April 4, 2020, compared to 39 days at March 30, 2019.

Inventory on hand as of April 4, 2020, was $51.6 million, compared to $43.9 million at December 28, 2019, an increase of $7.7 million. Inventory on hand at April 4, 2020 includes $4.2 million relating to our acquisition of NewSouth.

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

Investing activities. Cash used in investing activities was $92.4 million for the first quarter of 2020, compared to cash used in investing activities of $8.3 million for the first quarter of 2019, an increase in cash used in investing activities of $84.1 million. Cash used to acquire NewSouth in the first quarter of 2020 totaled $90.1 million. This increase in cash used was partially offset by a decrease in cash used in investing activities due to a decrease in capital expenditures of $6.0 million, which went from $8.3 million in the first quarter of 2019, to $2.3 million in the first quarter of 2020. In the first quarter of 2020, management made the decision to cease spending on a majority of capital projects as part of its cash preservation strategy due to the uncertainty around the COVID-19 pandemic and its potential impact to the Company’s liquidity. Proceeds from disposals of assets in the first quarter of 2020 was $0.1 million, compared with less than $0.1 million in the first quarter of 2019.

Financing activities. Cash provided in financing activities was $51.8 million in the first quarter of 2020, compared to cash used in financing activities of $0.4 million in the first quarter of 2019, an increase in cash provided of $52.1 million. In the first quarter of 2020, we issued the Additional Senior Notes, which provided proceeds of $53.2 million, including a premium of $3.2 million. Proceeds from the issuance of the Additional Senior Notes were used to partially fund the acquisition of NewSouth. There were payments of financing costs totaling $1.3 million in the first quarter of 2020, related to the issuance of Additional Senior Notes. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $0.8 million in the first quarter of 2020, versus $0.5 million in the first quarter of 2019, an increase in cash used of $0.3 million. Proceeds from the exercises of stock options were $0.5 million in the first quarter of 2020, compared to $0.2 million in the first quarter of 2019, an increase in proceeds of $0.3 million. There were proceeds from stock issued under our 2019 Employee Stock Purchase Plan of $0.1 million, and there were payments of long-term debt of $0.1 million in the first quarter of 2019.

During the three months ended April 4, 2020, we made no payments of estimated federal and state income taxes as the deadlines for such payments have been deferred until July 2020 as a result of actions by Congress in response to the COVID-19 pandemic.

Capital Resources and Debt Covenant.

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

On January 24, 2020, we completed the add-on issuance of $50.0 million aggregate principal amount of 6.75% senior notes (“Additional Senior Notes”), issued at 106.375% of their principal amount, resulting in a premium to us of $3.2 million. The Additional Notes are part of the same issuance of, and rank equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the Additional Senior Notes, including premium, were used, together with cash on hand, to pay the $90.4 million purchase price in the acquisition of NewSouth.

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, and the Additional Senior Notes totaling $1.3 million, partially offset by the $3.2 million premium on the Additional Senior Notes, which are being amortized under the effective interest method. See “Deferred Financing Costs” below. As of April 4, 2020, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $365.0 million, and accrued interest totaled $4.3 million.

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

2016 Credit Agreement due 2022

On February 16, 2016, we entered into the 2016 Credit Agreement due 2022, among us, the lending institutions identified in the 2016 Credit Agreement due 2022, and SunTrust Bank, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement due 2022 establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility maturing in February 2022 that amortizes on a basis of 1% annually during its six-year term, and a $40.0 million revolving credit facility maturing in February 2021 that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement due 2022 are, subject to exceptions, guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries that are restricted subsidiaries and secured by substantially all of our assets as well as our direct and indirect restricted subsidiaries’ assets.

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

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. As of April 4, 2020, there were $4.0 million of letters of credit outstanding and $76.0 million available under the New Revolving Facility.

Fees and costs relating to the Third Amendment were $0.9 million, which are deferred and being amortized. In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. Deferred financing costs and original issue discount allocated to these lenders of $1.5 million were written-off and classified as debt extinguishment costs in our consolidated statement of operations for the year ended December 28, 2019. As of April 4, 2020, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $64.0 million, and accrued interest was $136 thousand.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 3.30% as of April 4, 2020, and was 3.77% at December 28, 2019.

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

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees and discount for the three months ended April 4, 2020, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$10,029
Add: Deferred financing costs from the issuance of the add-on 2018 Senior Notes due 2026	1,266
Less: Premium on the issuance of the add-on 2018 Senior Notes due 2026	(3,187)
Less: Amortization expense relating to 2016 Credit Agreement	(73)
Less: Amortization expense relating to 2018 Senior Notes	(238)

At end of period	$7,797

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of April 4, 2020, is as follows:

(in thousands)	Total
Remainder of 2020	$847
2021	1,195
2022	1,245
2023	1,183
2024	1,250
Thereafter	2,077

Total	$7,797

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $204.0 million since its inception in February 2016, we have no future scheduled repayments until the maturity of the facility on October 31, 2022. The contractual future maturities of long-term debt outstanding, including the remaining balance of the financing arrangement described as other debt, as of April 4, 2020, are as follows (at face value):

(in thousands)
Remainder of 2020	$—
2021	—
2022	64,000
2023	—
2024	—
Thereafter	365,000

Total	$429,000

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first quarter of 2020, capital expenditures were $2.3 million, compared to $8.3 million for the first quarter of 2019. In the first quarter of 2020, management made the decision to cease spending on a majority of capital projects as part of its cash preservation strategy implemented in response to the uncertainty around the COVID-19 pandemic’s impact on the Company’s business and liquidity. The Company’s management team is continuing to evaluate the level of capital expenditures the Company may incur for the remainder of 2020 but is not able to provide an estimate of those capital expenditures at this time. Our capital expenditure program is geared towards making investments in capital assets targeted at increasing both gross sales and margins, but also includes capital expenditures for maintenance capital.

Aluminum Forward and Midwest Transaction Premium Contracts. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. Beginning late in the first quarter of 2020, we began entering into forward contracts to hedge the fluctuations in the price of the delivery component of our aluminum extrusion purchases, known as the Midwest Transaction Premium (MTP).

At April 4, 2020, the fair value of our aluminum forward contracts was in a net liability position of $4.9 million. We had 33 outstanding forward contracts for the purchase of 41.5 million pounds of aluminum through December 2021, at an average price of $0.81 per pound, which excludes the Midwest premium, with maturity dates of between one month and twenty-one months. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of April 4, 2020.

At April 4, 2020, the fair value of our MTP contracts was in a net liability position of $53 thousand. We had 7 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 15.3 million pounds of aluminum through December 2021, at an average price of $0.12 per pound, with maturity dates of between one month and twenty-one months. We assessed the risk of non-performance of the Company to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of April 4, 2020.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of April 4, 2020, that we expect will be reclassified to earnings within the next twelve months, will be approximately $4.0 million.

Subsequent Event

Florida Manufacturing Facilities Consolidation

On April 15, 2020, the Company’s management decided to exit its manufacturing facility in Orlando, Florida, where its WinDoor and Eze-Breeze products are assembled, and to relocate the manufacturing of those products to the Company’s Venice and Tampa, Florida plants, respectively. The Company expects to cease production at the Orlando facility during June 2020. In connection with this announcement, the Company currently expects to record pre-tax special item charges in the range of approximately $4.2 million to $4.6 million. Approximately $3.0 million to $3.4 million of the charges are expected to be paid in cash and are primarily attributable to separation and retention-until-closure payments for employees, remaining rent on the Orlando facility, and equipment relocation expenses. Non-cash charges of approximately $1.2 million are related to certain product rationalization initiatives. Most of the pre-tax special item charges are expected to be recorded in 2020 and most of the cash outflows are expected to occur in 2020. The Company expects to realize annualized cost savings in the range of approximately $3.5 million to $3.8 million in connection with its closure of the Orlando facility.

Contractual Obligations

Except for the issuance of the Additional Senior Notes, as described in Part I., Item 1., Note 9, and the addition of $14.6 million of operating lease liabilities in the three months ended April 4, 2020, as described in Part I., Item 1., Note 10, including the $10.6 million in operating lease liabilities assumed in the NewSouth Acquisition, described in Part I., Item 1., Note 6, there have been no significant changes to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 28, 2019.

Significant Accounting Policies and Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Significant accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results, and those that require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the condensed consolidated financial statements and the possibility that future events may be significantly different from our expectations. We identified our significant accounting policies in our Annual Report on Form 10-K for the year ended December 28, 2019. There have been no changes to our critical accounting policies during the first three months of 2020.

As discussed below, we updated certain impairment tests as a result of the COVID-19 global pandemic, which we determined to be an interim triggering event.

Goodwill and Indefinite-Lived Intangible Assets

We perform our annual goodwill and indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and on interim periods if needed based on occurrence of triggering events. Given the general deterioration in economic and market conditions surrounding the COVID-19 pandemic, and the narrow excess fair value over carrying value of its WinDoor and WWS trade names as described in our 2019 Form 10-K, the Company determined it should complete interim impairment tests of  its WinDoor and WWS trade names as of April 4, 2020.

Although these interim impairment tests did not indicate that impairments of those asset exist at this time, due to earlier and stricter stay-at-home orders relating to the COVID-19 pandemic in the western states, our WWS reporting unit sales could decrease further and for longer than we currently forecast, which would result in an impairment if such decrease in sales were to occur. Our modeling has indicated that if sales of our WWS reporting unit decrease to approximately $133 million in 2020, and assuming a long-term compound average growth rate of 7% thereafter, with a terminal growth rate of 3%, the $73.0 million carrying value of our WWS trade name would exceed it fair value by approximately $6 million. However, if our WWS reporting unit achieves 2020 net sales that are flat to prior year and returns to growth assumptions for 2021 and beyond, as modeled in our 2019 annual impairment test, which includes a terminal growth rate of 3%, then no impairment is indicated. A key assumption in our modeling is an assessment of macro industry growth in our WWS reporting unit’s key markets.

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The transition to new reference interest rates will require certain contracts to be modified and ASU 2020-04 is intended to mitigate the effects of this transition. The accommodations provided by ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022 and may be applied at the beginning of any interim period within that time frame. We are currently assessing the impact this standard will have on our consolidated financial statements.

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles and also clarifies and amends existing guidance. This standard is effective beginning January 1, 2021, with early adoption permitted. We do not expect this standard to have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge the delivery component of our aluminum needs, known as the Midwest Transaction Premium (“MTP”). As of April 4, 2020, we are covered for approximately 68% of our anticipated aluminum needs through December 2020 at an average price of $0.82 per pound, and for approximately 34% of our anticipated aluminum needs in 2021 at an average price of $0.79 per pound. These calculations are based only on the LME price of aluminum and excludes an estimate for the MTP, which we hedge separately. As of April 4, 2020, we are covered for approximately 29% of our anticipated MTP costs through December 2020 at an average price of $0.12 per pound, and for approximately 10% of our anticipated MTP costs in 2021 at an average price of $0.12 per pound.

Regarding our aluminum hedging instruments for the purchase of aluminum, as of April 4, 2020, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $2.9 million. This calculation utilizes our actual commitment of 41.5 million pounds under contract (to be settled throughout December 2021) and the market price of aluminum as of April 4, 2020. This calculation is based only on the LME price of aluminum and excludes an estimate for the MTP. Regarding our MTP contracts for hedging of the delivery component of our aluminum needs, as of April 4, 2020, a 10% decrease in the Platts MW US Transaction price per pound would decrease the fair value of our MTP contracts an estimated $177 thousand. This calculation utilizes our actual commitment of 15.3 million pounds under contract (to be settled throughout December 2021) and the then current Platts MW US Transaction price per pound as of April 4, 2020.

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

Changes in Internal Control over Financial Reporting.

During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended April 4, 2020, we acquired NewSouth Window Solutions (“NewSouth”). We are currently integrating NewSouth into our operations, compliance programs and internal control processes, and we will include NewSouth in our assessment of internal controls over financial reporting as of January 2, 2021, the end of our 2020 fiscal year.

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

ITEM 1A. RISK FACTORS

Our operations are subject to a number of risks. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, including the risk factors set forth in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2019. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected.

The COVID-19 pandemic has had, and is expected to continue to have, among other risks, an adverse effect on our business, results of operations, and financial condition.

The COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business, results of operations, and financial condition, among other risks, although the extent, nature and timing of such impacts cannot be predicted at this time. As the virus continues to unfold in the United States and globally, our business, results of operations and financial condition may be materially and adversely affected.

The extent to which the COVID-19 pandemic ultimately impacts us will depend on a number of factors and developments that we are not able to predict or control, including, among others: the severity and duration of the outbreak, including whether there is a "second wave" or other additional periods of increases or spikes in the number or severity of COVID-19 cases in future periods in some or all of the regions where we conduct our operations and/or sell our products, or where our customers or suppliers conduct their businesses, and how widespread any such additional area or wave of infections may become; governmental, business and other actions, including the possibility of additional state, provincial or local emergency or executive orders that, unlike recent governmental orders of that nature, may not deem our products or business operations to be essential; and, the health of and the effect of the pandemic on our workforce and the availability of our workforce.

Furthermore, there has been significant volatility in U.S. equity markets which may have indirectly been caused by the COVID-19 pandemic. The price and trading volume of the Company’s common stock has similarly experienced significant fluctuations, which  may continue until more normalized business conditions return. In addition, if the pandemic and its adverse economic effects create disruptions or turmoil in the credit markets, it could adversely affect our ability to access capital on favorable terms, or at all, and continue to meet our liquidity needs, all of which cannot be predicted.

We also cannot predict the impact that COVID-19 will have on third parties critical to our success, such as: (1) the builders, dealers and distributors to whom we sell our products, and (2) the suppliers who provide us with the materials necessary for us to manufacture our products, some of whom have experienced their own business and operational disruptions as a result of the COVID-19 pandemic, including facility or location closures, reduced hours of operations and/or labor shortages.  While we have not experienced any significant disruptions to our supply chain for materials to-date, there can be no assurance that we will not experience significant disruptions or delays of production and delivery of materials and products in our supply chain, including for example, due to future government actions that may require one or more of our suppliers to temporarily close or dramatically reduce its operations for extended periods of time, or due to voluntary actions by those suppliers, as part of an effort to control the spread of the COVID-19 pandemic.

The pandemic has required us and certain of our customers and third-party vendors to activate business continuity programs and make ongoing adjustments to operations. To the extent that these plans and back-up strategies and adjustments are either not available, insufficient or cannot be implemented in whole or in part, we may be exposed to legal, regulatory, reputational, operational, information security or financial risk. Finally, as a portion of our accounting, finance, human resources and other administrative team members are now working from home, we are increasingly reliant on select vendors, including those we have no direct relationship with such as our associates' internet service providers, to maintain reliable access to our internal networks. Failure by such third-party providers could adversely impact our operations.

The unfavorable effects of the COVID-19 pandemic could become more severe if the crisis continues or worsens, and we could experience detrimental impacts that might include the following:

•

complete or partial closures of, or other operational challenges at, one or more of our manufacturing facilities, resulting from government action, labor shortages, suppliers being unable to provide us with materials, or our voluntary actions to protect the health and safety of our team members;

•

difficulty sourcing materials we require to fulfill production needs or higher prices being charged to us for those materials, as a result of suppliers experiencing closures or reductions in their production capacity or utilization levels;

•

economic challenges, contractions or recession unfavorably impacting our customers’ financial condition and liquidity, reducing their ability or desire to purchase additional products from us and increasing the likelihood they may need additional time to pay us or that they fail to pay us at all, which could significantly increase the amount of accounts receivable and the aging of those accounts and require us to record additional allowances for doubtful accounts;

•

economic challenges and contractions, including high unemployment rates, and reduced economic activity in general, resulting in a lengthy recession, which could negatively impact consumer purchases and spending for our products;

•

difficulty accessing debt or equity capital on attractive terms, or at all, due to an unfavorable change in our credit ratings, and/or a severe disruption or instability in capital and financial markets, or deterioration in other conditions that impact our ability to access capital needed to fund business operations or to address other capital requirements in a timely manner

•	our inability to comply with financial covenants under our debt agreements and notes indentures, which could result in a default and potentially an acceleration of indebtedness; and
•

the health and availability of our team members, particularly if a significant number of them or their family members are impacted by COVID-19, which could disrupt our business continuity during the pandemic.

If any one or more of those impacts are sustained, they could have accounting consequences such as impairments of the goodwill and/or trade names of our reporting units and could seriously disrupt our operations and sales for extended periods.  The adverse effect on our business, financial condition or results of operations of any of the matters described above could be material.

The extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition, including any goodwill or trade name impairment or other asset impairments to our business segments as described in this Report, will depend largely on future developments, including the severity and duration of the outbreak in the U.S., whether there are “second waves” or other meaningful increases in the number or severity of COVID-19 cases in future periods, and the related impact on consumer confidence and spending and on our customers, suppliers and labor force, all of which are highly uncertain and cannot be predicted. The COVID-19 pandemic and the unfavorable impacts it has had on the United States and global economies presents material uncertainty and risk with respect to our business going forward and our future results of operations and financial condition. The pandemic and its unfavorable economic impacts may also have the effect of heightening many of the other risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K.

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

PGT INNOVATIONS, INC.
(Registrant)

Date: May 13, 2020	/s/ Sherri Baker
Sherri Baker
Senior Vice President and Chief Financial Officer