Form 10-Q
period 2020-07-04
PGT Innovations, Inc.
filed 2020-08-12
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2020

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

Common Stock, $0.01 par value, outstanding was 58,962,776 shares, as of July 31, 2020.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PGTI	New York Stock Exchange, Inc.

PGT INNOVATIONS, INC.

TABLE OF CONTENTS

Form 10-Q for the Three and Six Months Ended July 4, 2020

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net sales	$202,783	$198,570	$422,987	$372,307
Cost of sales	128,320	125,630	267,397	238,097

Gross profit	74,463	72,940	155,590	134,210

Selling, general and administrative expenses	53,969	44,026	108,189	88,040
Impairment of trade name	8,000	—	8,000	—
Restructuring costs and charges	3,906	—	3,906	—

Income from operations	8,588	28,914	35,495	46,170

Interest expense, net	6,856	6,756	14,025	13,470

Income before income taxes	1,732	22,158	21,470	32,700

Income tax (benefit) expense	(467)	5,113	3,671	7,398

Net income	$2,199	$17,045	$17,799	$25,302

Net income per common share:
Basic	$0.04	$0.29	$0.30	$0.43

Diluted	$0.04	$0.29	$0.30	$0.43

Weighted average shares outstanding:
Basic	58,943	58,394	58,806	58,264

Diluted	59,140	59,291	59,147	59,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net income	$2,199	$17,045	$17,799	$25,302

Other comprehensive income (loss) before tax:
Change in fair value of derivatives	1,530	(1,542)	(3,683)	(947)
Reclassification to earnings	1,593	1,223	2,205	2,138

Other comprehensive income (loss) before tax	3,123	(319)	(1,478)	1,191

Income tax expense (benefit) related to other comprehensive income (loss)	781	(82)	(370)	304

Other comprehensive income (loss), net of tax	2,342	(237)	(1,108)	887

Comprehensive income	$4,541	$16,808	$16,691	$26,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	July 4,	December 28,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$98,353	$97,243
Accounts receivable, net	93,140	68,091
Inventories	51,560	43,851
Contract assets, net	15,387	10,547
Prepaid expenses	9,103	3,362
Other current assets	9,550	10,516
Total current assets	277,093	233,610

Property, plant and equipment, net	132,075	128,199
Operating lease right-of-use asset, net	37,335	26,390
Intangible assets, net	265,908	255,962
Goodwill	327,507	277,600
Other assets, net	978	972

Total assets	$1,040,896	$922,733

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$89,459	$51,394
Current portion of operating lease liability	6,114	4,703
Total current liabilities	95,573	56,097

Long-term debt	421,481	368,971
Operating lease liability, less current portion	34,402	24,040
Deferred income taxes	25,575	27,945
Other liabilities	12,855	14,132

Total liabilities	589,886	491,185

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; no shares outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 62,636 and 61,921 shares issued and 58,963 and 58,505 shares outstanding at July 4, 2020 and December 28, 2019, respectively	626	619
Additional paid-in-capital	417,452	414,688
Accumulated other comprehensive loss	(1,346)	(238)
Retained earnings	52,587	34,788
Shareholders' equity	469,319	449,857
Less: Treasury stock at cost	(18,309)	(18,309)
Total shareholders' equity	451,010	431,548

Total liabilities and shareholders' equity	$1,040,896	$922,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 4,	June 29,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net income	$17,799	$25,302
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	11,451	9,143
Amortization	9,424	8,030
Impairment of trade name	8,000	—
Non-cash portion of restructuring costs and charges	2,442	—
Provision for allowance for doubtful accounts	826	967
Stock-based compensation	2,918	2,276
Amortization of deferred financing costs, debt discount and premium	589	861
Gains on sales of assets	(155)	(19)
Change in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	(15,050)	(2,079)
Inventories	(5,914)	(1,060)
Contract assets, net, prepaid expenses, other current and other assets	(1,080)	(2,758)
Accounts payable, accrued and other liabilities	15,261	3,920

Net cash provided by operating activities	46,511	44,583

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,315)	(12,963)
Business acquisition	(90,145)	—
Proceeds from sales of assets	284	19

Net cash used in investing activities	(97,176)	(12,944)

Cash flows from financing activities:
Proceeds from issuance of senior notes	53,188	—
Payments of long-term debt	—	(154)
Payments of financing costs	(1,266)	—
Purchases of treasury stock relating to tax withholdings on employee equity awards	(815)	(505)
Proceeds from exercise of stock options	549	840
Proceeds from issuance of common stock under employee stock purchase plan	119	31

Net cash provided by financing activities	51,775	212

Net increase in cash and cash equivalents	1,110	31,851
Cash and cash equivalents at beginning of period	97,243	52,650
Cash and cash equivalents at end of period	$98,353	$84,501

Non-cash activity:
Establish right-of-use asset	$14,838	$31,257
Establish operating lease liability	$(14,838)	$(33,686)
Property, plant and equipment additions in accounts payable	$1,690	$230

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)(unaudited)

				Accumulated	Retained
			Additional	Other	Earnings/
	Common stock		Paid-in	Comprehensive	(Accumulated	Treasury
	Shares	Amount	Capital	Loss	Deficit)	Stock	Total
THREE MONTHS ENDED JUNE 29, 2019
Balance at March 30, 2019	58,288,871	$613	$410,578	$(1,941)	$(643)	$(12,759)	$395,848
Vesting of restricted stock	30,456	—	—	—	—	—	—
Stock-based compensation	—	—	1,078	—	—	—	1,078
Exercise of stock options	215,260	2	625	—	—	—	627
Common stock issued under ESPP	1,082	—	14	—	—	—	14
Net income	—	—	—	—	17,045	—	17,045
Other comprehensive loss, net of tax benefit of $82	—	—	—	(237)	—	—	(237)
Balance at June 29, 2019	58,535,669	$615	$412,295	$(2,178)	$16,402	$(12,759)	$414,375

SIX MONTHS ENDED JUNE 29, 2019
Balance at December 29, 2018	58,081,540	$607	$409,661	$(3,065)	$(8,900)	$(12,759)	$385,544
Vesting of restricted stock	164,226	—	—	—	—	—	—
Grants of restricted stock	—	5	(5)	—	—	—	—
Purchases of treasury stock	(34,240)	—	—	—	—	(505)	(505)
Retirement of treasury stock	—	—	(505)	—	—	505	—
Stock-based compensation	—	—	2,276	—	—	—	2,276
Exercise of stock options	322,000	3	837	—	—	—	840
Common stock issued under ESPP	2,143	—	31	—	—	—	31
Net income	—	—	—	—	25,302	—	25,302
Other comprehensive income, net of tax expense of $304	—	—	—	887	—	—	887
Balance at June 29, 2019	58,535,669	$615	$412,295	$(2,178)	$16,402	$(12,759)	$414,375

THREE MONTHS ENDED JULY 4, 2020
Balance at April 4, 2020	58,918,623	$626	$416,064	$(3,688)	$50,388	$(18,309)	$445,081
Vesting of restricted stock	44,153	—	—	—	—	—	—
Stock-based compensation	—	—	1,388	—	—	—	1,388
Net income	—	—	—	—	2,199	—	2,199
Other comprehensive income, net of tax expense of $781	—	—	—	2,342	—	—	2,342
Balance at July 4, 2020	58,962,776	$626	$417,452	$(1,346)	$52,587	$(18,309)	$451,010

SIX MONTHS ENDED JULY 4, 2020
Balance at December 28, 2019	58,504,734	$619	$414,688	$(238)	$34,788	$(18,309)	$431,548
Vesting of restricted stock	219,977	—	—	—	—	—	—
Grants of restricted stock	—	6	(6)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(51,479)	—	—	—	—	(815)	(815)
Retirement of treasury stock	—	(1)	(814)	—	—	815	—
Stock-based compensation	—	—	2,918	—	—	—	2,918
Exercise of stock options	274,353	3	546	—	—	—	549
Common stock issued under ESPP	15,191	—	119	—	—	—	119
Net income	—	—	—	—	17,799	—	17,799
Other comprehensive loss, net of tax benefit of $370	—	—	—	(1,108)	—	—	(1,108)
Balance at July 4, 2020	58,962,776	$626	$417,452	$(1,346)	$52,587	$(18,309)	$451,010

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

PGT Innovations, Inc. (“PGTI,” “we,” or the “Company”), formerly named PGT, Inc., manufactures and supplies premium windows and doors. Our highly engineered and technically advanced products can withstand some of the toughest weather conditions on earth and unify indoor/outdoor living spaces. We are also the nation’s largest manufacturer of impact-resistant windows and doors. Our family of brands include CGI®, PGT® Custom Windows & Doors, WinDoor®, Western Window Systems®, CGI Commercial®, Eze-Breeze® and NewSouth Window Solutions®. Products are sold through an authorized dealer and distributor network and, with the acquisition of NewSouth, directly to the end-user consumer through store-front locations throughout Florida, and through direct-to-homeowner door-to-door sales. We are also opening NewSouth store-front locations in other states as part of our strategy of expanding NewSouth’s geographic presence, including a new location in Charleston, South Carolina.

The majority of our sales are to customers in the state of Florida, which further increased with our acquisition of NewSouth, but we sell products to customers in many states, including the western United States through WWS. We also have sales in the Caribbean, Canada, and in South and Central America. See Note 6 for a discussion of the acquisition of NewSouth.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (“NYSE”) from the NASDAQ Global Market (NASDAQ), and began trading on the NYSE under its existing ticker symbol of “PGTI”. Subsequent to our Florida facilities consolidation, executed during the second quarter of 2020, which included our exit from our Orlando, Florida manufacturing facility, we have four manufacturing operations in Florida, and one in Arizona. Our manufacturing facilities in Florida include one in North Venice, two in the greater Miami area, and one in Tampa with the acquisition of NewSouth. Pursuant to our Florida facilities consolidation, we relocated the manufacturing operations formerly in Orlando, to our North Venice and Tampa facilities. Our Arizona operations are in Phoenix. Additionally, we have two glass tempering and laminating plants and one insulation glass plant, all located in North Venice. See Note 17 for a discussion of restructuring costs and charges relating to the Florida facility consolidation.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world. The full impact from the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak is uncertain, but we have seen disruptions to the businesses of certain of our customers and suppliers due to the pandemic, which in turn have impacted, and are likely to continue to impact in the future, our business and consolidated results of operations and financial condition. While we have not incurred significant disruptions to our manufacturing to our supply chain thus far from the COVID-19 outbreak, we are unable to accurately predict the impact COVID-19 and the challenges it has created for the U.S. and global economies, will have on our financial performance and operations going forward due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities to attempt to control the pandemic, the impact to our customers’ and suppliers’ businesses and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact of the pandemic to our business, consolidated results of operations, and financial condition.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. The Company’s fiscal second quarter in 2020 ended July 4, 2020, and our fiscal second quarter in 2019 ended June 29, 2019, both consisted of 13 weeks. The Company’s fiscal first half in 2020 ended July 4, 2020 consisted of 27 weeks, whereas our fiscal first half in 2019 ended June 29, 2019, consisted of 26 weeks.

The condensed consolidated balance sheet as of December 28, 2019, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 28, 2019, and the unaudited condensed consolidated financial statements as of and for the periods ended July 4, 2020, and June 29, 2019, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 28, 2019, included in the Company’s most recent Annual Report on Form 10-K. The accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

We have two reportable segments: the Southeast segment, and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of sales from our facilities in Florida. The Western reporting segment, also an operating segment, is composed of sales from our facility in Arizona. Beginning in 2020, sales into certain states have been reclassified between segments. As such, segment sales amounts for the three and six months ended June 29, 2019, along with the related income from operations, have been revised to conform to the 2020 presentation. See Note 16 for segment disclosures.

Recently Adopted Accounting Pronouncements

Fair Value Measurement Disclosures

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The Company adopted this guidance in the first quarter of 2020, and it did not have any impact on our fair value disclosures.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. Subsequently, in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU 2018-19 clarifies the codification and corrects unintended application of the guidance. ASU’s 2016-13 and 2018-19 were effective for us for our 2020 fiscal year. The adoption of this guidance did not have any impact on our consolidated financial statements.

In the ordinary course of business, we extend credit to qualified dealers and distributors, generally on a non-collateralized basis. The Company maintains an allowance for doubtful accounts which is based on management’s assessments of the amount which may become uncollectible in the future and is determined through consideration of our write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions, and may include anticipated unfavorable impacts of the COVID-19 pandemic on the businesses of our customers, such as dealers and distributors. Uncollectible accounts are written off after repeated attempts to collect from the customer have been unsuccessful. As of July 4, 2020, and December 28, 2019, the allowance for doubtful accounts was $3.1 million and $3.3 million, respectively.

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The transition to new reference interest rates will require certain contracts to be modified and ASU 2020-04 is intended to mitigate the effects of this transition. This new guidance was effective upon issuance of this ASU for contract modifications and hedging relationships on a prospective basis. We do not expect this standard to have a material impact on our consolidated financial statements.

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

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, we have two reportable segments: our Southeast segment and our Western segment. See Note 16 for more information. The following tables provide information about our net sales by reporting segment, product category and market for the three and six months ended July 4, 2020, and June 29, 2019 (dollars in millions):

	Three Months Ended		Six Months Ended
Disaggregation of revenue:	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Reporting segment:
Southeast	$172.9	$161.5	$356.5	$303.2
Western	29.9	37.1	66.5	69.1

Total net sales	$202.8	$198.6	$423.0	$372.3

Product category:
Impact-resistant window and door products	$144.1	$137.7	$297.7	$257.3
Non-impact window and door products	58.7	60.9	125.3	115.0

Total net sales	$202.8	$198.6	$423.0	$372.3

Market:
New construction	$94.0	$97.6	$203.1	$185.9
Repair and remodel	108.8	101.0	219.9	186.4

Total net sales	$202.8	$198.6	$423.0	$372.3

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the three months ended July 4, 2020, and June 29, 2019, the Western segment’s net sales of its volume products were $11.2 million and $15.0 million, respectively. For the six months ended July 4, 2020, and June 29, 2019, the Western segment’s net sales of its volume products were $26.4 million and $26.8 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At July 4, 2020, and December 28, 2019, those contract liabilities totaled $17.5 million and $7.9 million, respectively, of which $16.9 million and $7.4 million, respectively, are classified within accrued liabilities, and $0.6 million and $0.5 million, respectively, are classified within contract assets, net, in the accompanying condensed consolidated balance sheets.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at December 28, 2019 were satisfied in the first quarter of 2020, and contract assets at December 28, 2019 were transferred to accounts receivable in the first quarter of 2020. Contract liabilities at July 4, 2020 represents cash received during the three-month period ended July 4, 2020, excluding amounts recognized as revenue during that period. Contract assets at July 4, 2020 represents revenue recognized during the three-month period ended July 4, 2020, excluding amounts transferred to accounts receivable during that period.

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

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our volume products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of July 4, 2020 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

On February 1, 2020, we completed the acquisition of NewSouth. NewSouth’s contracts with customers include the manufacturing of goods and installation services related to those goods. Both the manufacturing of goods and installation services represent distinct and separate performance obligations of the Company. As the goods are custom in nature, and NewSouth has the right to full payment upon starting production, the performance obligations are satisfied over time, as opposed to a point in time. The contract transaction price is allocated to each performance obligation based on an estimate of stand-alone selling price. Because installation is performed shortly after completion of production, revenue on the total contract is recognized over a relatively short period of time.

Policies Regarding Shipping and Handling Costs and Commissions on Contract Assets

The Company has made a policy election to continue to recognize shipping and handling costs as a fulfillment activity. Treating shipping and handling as a fulfillment activity requires estimated shipping and handling costs for undelivered products and certain glass components on which we have recognized revenue and created a contract asset, to be accrued to match this cost with the recognized revenue. Sales taxes collect from customers are recorded on a net basis.

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

During the three months ended July 4, 2020, we recorded warranty expense at a rate of approximately 1.8% of sales, which was on par with the rate in the three months ended June 29, 2019 of 1.6% of sales. During the six months ended July 4, 2020, we recorded warranty expense at a rate of approximately 1.8% of sales, which was also on par with the rate in the six months ended June 29, 2019 of 1.6% of sales.

The following table summarizes current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three and six months ended July 4, 2020, and June 29, 2019. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities.

	Beginning		Charged			End of
Accrued Warranty	of Period	Acquired	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended July 4, 2020	$7,388	$—	$3,613	$53	$(3,787)	$7,267

Three months ended June 29, 2019	$5,981	$—	$3,175	$180	$(3,356)	$5,980

Six months ended July 4, 2020	$6,244	$1,592	$7,454	$33	$(8,056)	$7,267

Six months ended June 29, 2019	$6,149	$—	$5,995	$208	$(6,372)	$5,980

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

	July 4,	December 28,
	2020	2019
	(in thousands)
Raw materials	$48,998	$41,255
Work-in-progress	2,270	2,337
Finished goods	292	259

	$51,560	$43,851

NOTE 5.  STOCK BASED-COMPENSATION

Exercises

For the three months ended July 4, 2020, there were no option exercises. For the six months ended July 4, 2020, there were 274,353 options exercised at a weighted average exercise price of $2.00 per share.

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

On May 21, 2020, we granted a total of 42,360 restricted stock awards to the eight non-management members of the board of directors of the Company relating to their annual compensation for service on the board. The restricted stock awards have a fair value on date of grant of $13.41 per share based on the closing New York Stock Exchange market price of the common stock on the day prior to the day the awards were granted. The restrictions on these stock awards lapse based solely on continued service on the first anniversary date of the grant.

Stock Compensation Expense

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $1.4 million for the three months ended July 4, 2020, and $1.1 million for the three months ended June 29, 2019. We recorded compensation expense for stock-based awards of $2.9 million for the six months ended July 4, 2020, and $2.3 million for the six months ended June 29, 2019. As of July 4, 2020, there was $11.2 million of total unrecognized compensation cost related entirely to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 2.0 years at July 4, 2020.

Of the $1.4 million and $1.1 million in stock-based compensation expense in the three months ended July 4, 2020, and June 29, 2019, respectively, $1.2 million and $0.8 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales. Of the $2.9 million and $2.3 million in stock-based compensation expense in the six months ended July 4, 2020, and June 29, 2019, respectively, $2.6 million and $1.9 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales.

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

The estimated fair value of assets acquired, and liabilities assumed as of the closing date, are as follows:

	Initial Allocation	Adjustments to Allocation	Final Allocation
Accounts receivable	$10,294	$(1,639)	$8,655
Inventories	3,757	(698)	3,059
Contract assets, net	4,413	—	4,413
Prepaid expenses and other assets	1,756	—	1,756
Property and equipment	7,423	10	7,433
Operating lease right-of-use asset	10,578	—	10,578
Intangible assets	28,670	(1,300)	27,370
Goodwill	46,200	3,707	49,907
Accounts payable	(6,621)	—	(6,621)
Accrued and other liabilities	(5,524)	(80)	(5,604)
Operating lease liability	(10,578)	—	(10,578)
Purchase price	$90,368	$—	$90,368

Consideration:
Cash	$90,145	$—	$90,145
Due to Sellers	$223	$—	223
Total fair value of consideration	$90,368	$—	$90,368

The fair value of certain working capital related items, including NewSouth’s retail accounts receivable, prepaid expenses, and accounts payable and accrued liabilities, approximated their book values at the date of the NewSouth Acquisition. Subsequent to our initial allocation, we adjusted the fair value of certain acquired commercial receivable accounts based on a further post-acquisition assessment of their collectability. The fair value of inventory was estimated by major category, at net realizable value. The substantial majority of inventories at the acquisition date was composed of raw materials. The fair value of property and equipment and remaining useful lives were estimated by management, with the assistance of a third-party valuation firm, using the cost approach. Valuations of the intangible assets were done using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs, with the assistance of a third-party valuations firm.

We incurred acquisition costs totaling $2.4 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the NewSouth Acquisition, which includes $0.4 million in the three months, and $0.9 million in the six months ended July 4, 2020, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and six months ended July 4, 2020. We began incurring these costs in the fourth quarter of 2019.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, has been determined to be $49.9 million, all of which we expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through new direct-to-consumer sales channel opportunities, as well as NewSouth’s extensive advertising throughout Florida, and NewSouth’s market intelligence, which we expect to utilize. During the three months ended July 4, 2020, we adjusted our initial allocation of purchase price, primarily relating to the commercial assets acquired and liabilities assumed in the NewSouth acquisition. The adjustments included a $1.6 million decrease in acquired commercial accounts receivable, as discussed above, a $1.3 million decrease in acquired intangible assets relating to the commercial trade name, which we have determined had no fair value at the acquisition date, $0.7 million relating to certain commercial inventories, which we determined were obsolete at the acquisition date, and an immaterial increase in liabilities assumed of $0.1 million. The net increase in goodwill relating to these adjustments in the second quarter of 2020 was $3.7 million.

The purchase agreement relating to the NewSouth Acquisition (“PA”) requires certain post-closing adjustments, under which we determined that we owe sellers an additional $0.2 million. The calculation resulted in a net increase in purchase price of $0.2 million. This amount is included in accrued liabilities on the condensed consolidated balance sheet as of July 4, 2020.

Pro Forma Financial Information

The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of the earliest period presented that does not include NewSouth’s actual results for the entire period. Pro forma results have been prepared by adjusting our historical results to include the results of NewSouth adjusted for the following: amortization expense related to the intangible assets arising from the acquisition and interest expense to reflect the Additional Senior Notes. The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

	Three Months Ended	Six Months Ended
	June 29,	July 4,	June 29,
	2019	2020	2019
		(unaudited)
Net sales	$220,965	430,739	413,563

Net income	$18,677	18,029	26,562

Net income per common share:
Basic	$0.32	$0.31	$0.46

Diluted	$0.32	$0.30	$0.45

Valuation of identified intangible assets

The valuation of the identifiable intangible assets acquired in the NewSouth Acquisition and our estimate of their respective useful lives are as follows:

				Initial
	Initial	Adjustment to	Current	Useful Life
	Valuation	Valuation	Valuation	(in years)
(in thousands)
Trade name	$23,500	$(1,300)	$22,200	15
Non-compete agreements	1,670	—	1,670	5
Developed technology	2,600	—	2,600	6
Customer-related intangible	900	—	900	<1

Other intangible assets, net	$28,670	$(1,300)	$27,370

NOTE 7. NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

There were 628 thousand anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three months ended July 4, 2020, and 4 thousand for the three months ended June 29, 2019. There were 586 thousand anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the six months ended July 4, 2020, and 254 thousand for the six months ended June 29, 2019.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net income	$2,199	$17,045	$17,799	$25,302

Weighted-average common shares - Basic	58,943	58,394	58,806	58,264
Add: Dilutive effect of stock compensation plans	197	897	341	984

Weighted-average common shares - Diluted	59,140	59,291	59,147	59,248

Net income per common share:
Basic	$0.04	$0.29	$0.30	$0.43

Diluted	$0.04	$0.29	$0.30	$0.43

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets are as follows:

			Initial
	July 4,	December 28,	Useful Life
	2020	2019	(in years)
	(in thousands)
Goodwill	$327,507	$277,600	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$140,841	$148,841	indefinite

Customer relationships and customer-related assets	201,547	200,647	<1-10
Trade name (amortizable)	22,200	-	15
Developed technology	5,600	3,000	6-10
Non-compete agreement	3,338	1,668	2-5
Software license	590	590	2
Less: Accumulated amortization	(108,208)	(98,784)

Subtotal	125,067	107,121

Other intangible assets, net	$265,908	$255,962

Goodwill at December 28, 2019	$277,600
Increase related to the acquisition of NewSouth	49,907

Goodwill at July 4, 2020	$327,507

Trade names at December 28, 2019	$148,841
Impairment of WWS trade name	(8,000)

Tradenames at July 4, 2020	$140,841

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2020	$9,429
2021	17,641
2022	16,782
2023	14,621
2024	14,575
Thereafter	52,019

Total	$125,067

Amortization expense relating to amortizable intangible assets for the three months ended July 4, 2020, and June 29, 2019, was $4.7 million and $4.0 million, respectively. Amortization expense for relating to amortizable intangible assets for the six months ended July 4, 2020, and June 29, 2019, was $9.4 million and $8.0 million, respectively.

We perform our annual goodwill and indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. Given the general deterioration in economic and market conditions surrounding the COVID-19 pandemic, and the narrow excess of fair value over carrying value of its WinDoor and WWS trade names as described in our 2019 Form 10-K, the Company determined it should complete interim quantitative impairment tests of its WinDoor and WWS trade names as of as of the end of the Company’s first quarter of 2020. These interim impairment tests did not indicate that impairments of those assets existed at that time.

Following an increase in net sales of 14.3% in the first quarter of 2020, compared to the first quarter of last year, net sales at our WWS reporting unit decreased 19.3% in the second quarter of 2020, compared to last year’s second quarter. As a result of this decrease in net sales, as well as continued deterioration in macro-economic conditions in our core western markets relating to the COVID-19 pandemic, we determined to complete a second interim impairment test of our WWS trade name as of July 4, 2020. For this second interim impairment test, we further decreased our modeling assumptions for net sales of our WWS reporting unit for our 2020 fiscal year based on a reassessment of our key assumptions in our modeling, including an updated assessment of macro industry growth in our WWS reporting unit’s key markets. We also decreased our 2021 growth rate assumption as we expect the challenging macro-economic conditions in our core western markets to continue during 2021. Based on our revised modeling, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million.

For our WWS reporting unit, our most recent annual impairment test of goodwill was a quantitative assessment. Based on this quantitative assessment, we concluded that it was not more likely than not that the carrying value of our WWS reporting unit exceeded its fair value, as the estimated fair value of our WWS reporting unit substantially exceeded the carrying value at that time. Because of the decrease in sales at our WWS reporting unit and continued deterioration in macro-economic conditions in our core western markets relating to the COVID-19 pandemic as described above, we determined to update the projections in our most recent quantitative assessment of WWS reporting unit to goodwill using the sales projections in our above WWS trade name assessment. Based on this update of the most recent quantitative assessment, the amount by which the estimated fair value of our WWS reporting unit exceeds its carrying value has decreased, but such fair value was still estimated to be approximately 10% more than its carrying value. As such, we have concluded that it continues to be not more likely than not that the carrying value of our WWS reporting unit exceeds its fair value. However, should our WWS reporting unit experience future financial results which are below our most recently updated projections, the amount by which the estimated fair value of our WWS reporting unit exceeds the carrying value would further decrease, which could result in an impairment of the goodwill of our WWS reporting unit.

NOTE 9.  LONG-TERM DEBT

	July 4,	December 28,
	2020	2019
	(in thousands)
2018 Senior Notes due 2026	$365,000	$315,000

Term loan payable under the 2016 Credit Agreement	64,000	64,000

Long-term debt	429,000	379,000

Fees, costs, discount and premium	(7,519)	(10,029)

Long-term debt, net	$421,481	$368,971

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

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, and the Additional Senior Notes totaling $1.3 million, partially offset by the $3.2 million premium on the Additional Senior Notes, which are being amortized under the effective interest method. See “Deferred Financing Costs” below. As of July 4, 2020, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $365.0 million, and accrued interest totaled $10.4 million.

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

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. As of July 4, 2020, there were $4.0 million in letters of credit outstanding and $76.0 million available under the New Revolving Facility.

Fees and costs relating to the Third Amendment were $0.9 million, which are deferred and being amortized. In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. Deferred financing costs and original issue discount allocated to these lenders of $1.5 million were written-off and classified as debt extinguishment costs in our consolidated statement of operations for the year ended December 28, 2019. As of July 4, 2020, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $64.0 million, and accrued interest was $23 thousand.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 2.21% as of July 4, 2020, and was 3.77% at December 28, 2019.

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

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees and discount for the six months ended July 4, 2020, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$10,029
Add: Deferred financing costs from the issuance of the add-on 2018 Senior Notes due 2026	1,266
Less: Premium on the issuance of the add-on 2018 Senior Notes due 2026	(3,187)
Less: Amortization expense relating to 2016 Credit Agreement	(142)
Less: Amortization expense relating to 2018 Senior Notes	(447)

At end of period	$7,519

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of July 4, 2020, is as follows:

(in thousands)	Total
Remainder of 2020	$569
2021	1,195
2022	1,245
2023	1,183
2024	1,250
Thereafter	2,077

Total	$7,519

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $204.0 million since its inception in February 2016 through July 4, 2020, we have no future scheduled repayments until the maturity of the facility on October 31, 2022. The contractual future maturities of long-term debt outstanding, including the remaining balance of the financing arrangement described as other debt, as of July 4, 2020, are as follows (at face value):

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

The components of lease expense for the three and six months ended July 4, 2020, and June 29, 2019, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2020	2019	2020	2019

Operating lease cost	$2,212	$1,408	$4,221	$2,960
Variable lease cost	905	758	1,786	1,332
Total lease cost	$3,117	$2,166	$6,007	$4,292

Other information relating to leases for the three and six months ended July 4, 2020, and June 29, 2019, are as follows (in thousands, except years and percentages):

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2020	2019	2020	2019
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(2,212)	$(1,384)	$(4,221)	$(2,960)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$233	$—	$14,838	$—

Weighted average remaining lease term in years
Operating leases	7.10	4.38	7.10	4.38

Weighted average discount rate
Operating leases	5.9%	6.2%	5.9%	6.2%

Future maturities under operating leases were as follows at July 4, 2020, and December 28, 2019 (in thousands):

	July 4,	December 28,
	2020	2019
Remainder of 2020	$4,449	$6,319
2021	7,356	4,771
2022	6,497	3,878
2023	6,260	3,741
2024	6,211	3,771
Thereafter	18,933	13,691

Total future minimum lease payments	49,706	36,171

Less: Imputed interest	(9,190)	(7,428)

Operating lease liability - total	$40,516	$28,743

Reported as of July 4, 2020 and December 28, 2019:
Current portion of operating lease liability	$6,114	$4,703
Operating lease liability, less current portion	34,402	24,040

Operating lease liability - total	$40,516	$28,743

As of July 4, 2020, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2028. Lease expense prior to the adoption of ASU 2016-02 would have been $3.1 million for the three months ended July 4, 2020 and was $2.2 million for the three months ended June 29, 2019. Of the $3.1 million for the three months ended July 4, 2020, $1.6 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Of the $2.2 million for the three months ended June 29, 2019, $1.0 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Lease expense prior to the adoption of ASU 2016-02 would have been $6.0 million for the six months ended July 4, 2020 and was $4.3 million for the six months ended June 29, 2019. Of the $6.0 million for the six months ended July 4, 2020, $3.1 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Of the $4.3 million for the six months ended June 29, 2019, $2.0 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Lease expense was $8.9 million for the year ended December 28, 2019.

The $14.8 million in operating lease right-of-use assets obtained in exchange for operating lease obligations during the six months ended July 4, 2020 includes $10.6 million related to the NewSouth Acquisition. See Note 6 for additional information.

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

NOTE 12.  INCOME TAXES

Our income tax benefit was $0.5 million for the three months ended July 4, 2020, compared with income tax expense of $5.1 million for the three months ended June 29, 2019. Our effective tax rate for the three months ended July 4, 2020, was a benefit rate of 27.0%, and was an expense rate of 23.1% for the three months ended June 29, 2019. Our income tax expense was $3.7 million for the first half of 2020, compared with $7.4 million for the first half of 2019. Our effective tax rate for the six months ended July 4, 2020, was 17.1%, and was 22.6% for the six months ended June 29, 2019.

The income tax benefit in the three months, and income tax expense in the six months ended July 4, 2020, includes several discrete items of income tax benefits recognized during the second quarter, including federal and state research and development tax credit true-ups to actual from the assumptions we made when preparing our 2019 tax provision, which totaled $319 thousand, and a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, which totaled $553 thousands, net of its Federal tax effect. Excess tax benefits relating to equity awards, treated as a discrete item of income tax, were immaterial in the three months ended July 4, 2020, and were $573 thousand in the three months ended June 29, 2019. Excess tax benefits relating to equity awards, treated as a discrete item of income tax, were $737 thousand in the six months ended July 4, 2020, and were $1.0 million in the six months ended June 29, 2019. Excluding discrete items of income tax, the effective tax rates for the three months ended July 4, 2020, and June 29, 2019, would have been income tax expense rates of 21.7% and 25.7%, respectively. Excluding discrete items of income tax, the effective tax rates for the six months ended July 4, 2020, and June 29, 2019, would have been income tax expense rates of 24.6% and 25.7%, respectively.

Our estimated annual effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.0%.

In response to the COVID-19 outbreak, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) legislation aimed at providing relief for individuals and businesses that have been negatively impacted by the pandemic. At this time, the CARES Act has not had, and we do not expect it to have a material impact to our consolidated financial statements. However, during the three months ended July 4, 2020, we made no payments of estimated federal and state income taxes as the deadlines for such payments to the United States government, and the majority of states in which we have nexus, which have followed the payment deadline extension of this new Federal legislation, have been deferred until July 15, 2020 as a result of the CARES Act.

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

During the three or six months ended July 4, 2020, or June 29, 2019, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement due 2022, as well as the 2018 Senior Notes due 2026, both classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2022 approximates its carrying value due to its variable-rate nature, and was approximately $64.0 million as of July 4, 2020, compared to a principal outstanding value of $64.0 million, and fair value of $64.0 million as of December 28, 2019, compared to a principal outstanding value of $64.0 million. The fair value of the 2018 Senior Notes due 2026 is also based on debt with similar terms and characteristics and was approximately $376.0 million as of July 4, 2020, compared to a principal outstanding value of $365.0 million, which includes the Additional Senior Notes, and the fair value was approximately $338.6 million as of December 28, 2019, compared to a principal outstanding value of $315.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions, which we consider to be a Level 2 input.

Items Measured at Fair Value on a Recurring Basis

The following are measured in the condensed consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	July 4,	Markets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts	$(1,803)	$—	$(1,803)	$—
MTP contracts	8	—	8	—

	$(1,795)	$—	$(1,795)	$—

Fair Value Measurements
Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	December 28,	Markets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts	$(317)	$—	$(317)	$—

	$(317)	$—	$(317)	$—

See Note 14 for a description of the methods and assumptions used in the determination of the fair values of our aluminum forward and Midwest Transaction Premium (“MTP”) contracts, as well as the basis for classifying these assets and liabilities as Level 2.

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

At July 4, 2020, the fair value of our aluminum forward contracts was in a net liability position of $1.8 million. We had 27 outstanding forward contracts for the purchase of 33.3 million pounds of aluminum through December 2021, at an average price of $0.80 per pound, which excludes the Midwest premium, with maturity dates of between one month and eighteen months. At July 4, 2020, the fair value of our MTP contracts was in a net asset position of $8 thousand. We had 8 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 22.9 million pounds of aluminum through December 2021, at an average price of $0.11 per pound, with maturity dates of between one month and eighteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of July 4, 2020.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of July 4, 2020, that we expect will be reclassified to earnings within the next twelve months, is approximately $1.8 million.

The fair values of our aluminum hedges and MTP contracts are classified in the accompanying condensed consolidated balance sheets at July 4, 2020, and December 28, 2019, as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	July 4, 2020		July 4, 2020
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$4	Accrued liabilities	$(1,754)
MTP contracts	Other current assets	73	Accrued liabilities	(125)
Aluminum forward contracts	Other assets	18	Other liabilities	(71)
MTP contracts	Other assets	68	Other liabilities	(8)
Total derivative instruments	Total derivative assets	$163	Total derivative liabilities	$(1,958)

	Derivative Assets		Derivative Liabilities
	December 28, 2019		December 28, 2019
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$193	Accrued liabilities	$(510)
Aluminum forward contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$193	Total derivative liabilities	$(510)

The ending accumulated balance for the aluminum forward and MTP contracts included in accumulated other comprehensive losses, net of tax, was $1.3 million as of July 4, 2020, and $0.2 million at December 28, 2019.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three months ended July 4, 2020, and June 29, 2019 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Three Months Ended			Three Months Ended
	July 4,	June 29,		July 4,	June 29,
	2020	2019		2020	2019

Aluminum contracts	$1,556	$(1,542)	Cost of sales	$(1,506)	$(1,223)

MTP contracts	$(26)	$—	Cost of sales	$(87)	$—

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Six Months Ended			Six Months Ended
	July 4,	June 29,		July 4,	June 29,
	2020	2019		2020	2019

Aluminum contracts	$(3,604)	$(947)	Cost of sales	$(2,118)	$(2,138)

MTP contracts	$(79)	$—	Cost of sales	$(87)	$—

NOTE 15.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss for the three months ended July 4, 2020 and June 29, 2019 (in thousands):

	Aluminum
Three months ended July 4, 2020	Forward	MTP
(in thousands)	Contracts	Contracts	Total
Balance at April 4, 2020	$(3,648)	$(40)	$(3,688)
Change in fair value of derivatives	1,556	(26)	1,530
Amounts reclassified from other comprehensive loss	1,506	87	1,593
Tax effect	(766)	(15)	(781)
Net current-period other comprehensive income	2,296	46	2,342
Balance at July 4, 2020	$(1,352)	$6	$(1,346)

	Aluminum
Six months ended July 4, 2020	Forward	MTP
(in thousands)	Contracts	Contracts	Total
Balance at December 28, 2019	$(238)	$—	$(238)
Change in fair value of derivatives	(3,604)	(79)	(3,683)
Amounts reclassified from other comprehensive loss	2,118	87	2,205
Tax effect	372	(2)	370
Net current-period other comprehensive income	(1,114)	6	(1,108)
Balance at July 4, 2020	$(1,352)	$6	$(1,346)

	Aluminum
Three months ended June 29, 2019	Forward
(in thousands)	Contracts	Total
Balance at March 30, 2019	$(1,941)	$(1,941)
Change in fair value of derivatives	(1,542)	(1,542)
Amounts reclassified from other comprehensive loss	1,223	1,223
Tax effect	82	82
Net current-period other comprehensive loss	(237)	(237)
Balance at June 29, 2019	$(2,178)	$(2,178)

	Aluminum
Six months ended June 29, 2019	Forward
(in thousands)	Contracts	Total
Balance at December 29, 2018	$(3,065)	$(3,065)
Change in fair value of derivatives	(947)	(947)
Amounts reclassified from other comprehensive loss	2,138	2,138
Tax effect	(304)	(304)
Net current-period other comprehensive loss	887	887
Balance at June 29, 2019	$(2,178)	$(2,178)

NOTE 16. SEGMENTS

We have two reportable segments: the Southeast segment, and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of sales from our facilities in Florida. The Western reporting segment, also an operating segment, is composed of sales from our facility in Arizona. Beginning in 2020, sales into certain states have been reclassified between segments. As such, segment sales amounts for the three and six months ended June 29, 2019, along with the related income from operations, have been revised to conform to the 2020 presentation.

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

The following table represents summary financial data attributable to our operating segments for the three and six months ended July 4, 2020, and June 29, 2019. Results of the Western segment are composed of the results of WWS (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2020	2019	2020	2019
Net sales:
Southeast segment	$172,859	$161,483	$356,500	$303,159
Western segment	29,924	37,087	66,487	69,148

Total net sales	$202,783	$198,570	$422,987	$372,307

Income (loss) from operations:
Southeast segment	$18,717	$25,218	$44,538	$40,482
Western segment	1,777	3,696	2,863	5,688
Impairment of trade name (1)	(8,000)	—	(8,000)	—
Restructuring costs and charges (2)	(3,906)	—	(3,906)	—

Total income from operations	8,588	28,914	35,495	46,170

Interest expense, net	6,856	6,756	14,025	13,470

Total income before income taxes	$1,732	$22,158	$21,470	$32,700

(1)	For the three and six months ended July 4, 2020, the impairment of $8.0 million relates to WWS trade name.
(2)	For the three and six months ended July 4, 2020, the restructuring costs and charges of $3.9 million relates to Southeast segment.

NOTE 17. RESTRUCTURING COSTS AND CHARGES

As we announced on April 20, 2020, the Company’s management approved a plan to consolidate its manufacturing operations in Florida, which included exiting our manufacturing facility in Orlando, Florida, where our WinDoor and Eze-Breeze products were assembled, and relocate the manufacturing of those products to the our Venice and Tampa, Florida plants, respectively. We ceased production at the Orlando facility during June 2020. As a result of this consolidation, we recorded restructuring costs and charges totalling $3.9 million in the three months ended July 4, 2020.

The following represents activities of restructuring costs and charges for the three months ended July 4, 2020:
	Beginning	Charged	Write-offs of		End of
Restructuring costs and charges	of Period	to Expense	Assets	Settled in Cash	Period
(in thousands)
Property, plant and equipment costs and charges	$—	$963	$(540)	$(423)	$—
Impairment of operating lease right-of-use asset	—	639	(639)	—	—
Inventory charges for product rationalization	—	1,164	(1,263)	99	—
Personnel-related costs	—	1,140	—	(1,140)	—

Total restructuring costs and charges	$—	$3,906	$(2,442)	$(1,464)	$—

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

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the matters set forth in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “expected,” “guidance,” “believe,” “expect,” “may,” “outlook,” “forecast,” “intend,” “could,” “project,” “estimate,” “anticipate,” “should,” “plan” and similar terminology. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause our actual results to differ materially from those set forth in the forward-looking statements. Those risks and uncertainties that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

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
•

in addition to the acquisitions of NewSouth and Western Window Systems, our ability to successfully integrate businesses we may acquire in the future, or that any business we acquire may not perform as we expected at the time we acquired it; and

•

the other risks and uncertainties discussed under “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended April 4, 2020, which risk factors are incorporated into this Form 10-Q, and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2019 and our other SEC filings.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made and, except as may be required by law, we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances.

EXECUTIVE OVERVIEW

Impact of COVID-19 on Our Business

During March 2020, a global pandemic (the “Pandemic”) was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). More recently, in July and August 2020, the Pandemic has resulted in a significant number of infections, hospitalizations and deaths in several of our key markets, including Arizona, California, Florida and Texas. The Pandemic has significantly affected economic conditions in those markets, and in the United States in general, and internationally, including due to federal, state and local governments and employers reacting to the public health crisis with mitigation measures, and also due to the general fear and uncertainty created by the Pandemic, all of which has resulted in workforce, supply chain and production disruptions, along with reduced demand and spending in many industries and markets, including in our core markets in Western states, creating significant uncertainties in the U.S. economy. Although certain of the government-mandated restrictions on economic and social activities that were put in place as part of the initial response to the Pandemic have been lifted, it is currently unclear the extent to which increased interactions of social, business, occupational and educational natures will adversely affect efforts to reduce the Pandemic’s health and other effects, how widespread additional or renewed restrictions will be implemented, as they have been in California, for example, and/or how long an economic recovery could take. The extent to which the Pandemic could affect our business, operations and financial results will depend upon numerous evolving factors, including the length and extent of the economic and market disruption, that we may not be able to accurately predict, and the nature, amounts and duration of any additional government stimulus measures designed to bolster the economy.

Our first priority has been and remains the health and safety of our employees, our customers and their families and the communities in which we operate, and as the COVID-19 virus gained a foothold in the Southeast Florida area, we took swift action to protect our employees by temporarily suspending operations at and fumigating our Miami and Hialeah, Florida facilities, each for one-week periods in April 2020. We also took that step at our Western Windows Systems facility in Phoenix, Arizona during July 2020. As of the date of this filing, all of our operating locations are operational and have been deemed essential under various government orders. Each of our facilities has implemented policies and procedures -- with oversight from our senior executives and our COVID-19 Task Force, which is comprised of managers from multiple functional areas and locations -- designed to protect the health and safety of our team members in light of the Pandemic, including, among other things and not necessarily limited to: 1) continuing to monitor guidelines from federal, state and local health authorities for personal health and safety, and updating our protocols as needed; 2) increasing cleaning frequency and enhancing sanitization of all facilities, including fogging on a regular rotation schedule; 3) enforcing social distancing in common areas, work areas, and production lines where possible; 4) allowing only essential business visitors into our facilities, but only after prescreening and a temperature check; 5) implementing work-at-home programs where possible; 6) allowing only essential business travel; 7) implementing a mandatory face-mask policy for employees at all of our locations, and providing them with those masks where needed; 8) engaging third-party professionals to perform on-site temperature screenings of all employees before they are allowed to enter our facilities, and beginning the installation of thermal temperature scanning systems at facility entryways; and 9) sourcing supplies such as reusable masks, hand sanitizer and cleaning solutions for use by our employees. Also, we have established an internal COVID-19 Task Force that meets weekly to monitor the Company’s ongoing response to this Pandemic and to communicate with team members and group leaders regarding any essential information relating to the Pandemic.

Due to the unprecedented uncertainty associated with the Pandemic and its impact on the United States economy, including in our core markets, and on our business, on April 8, 2020, we announced that we were withdrawing our financial performance guidance for 2020. Additionally, due to that same uncertainty, we took certain actions aimed at preserving cash and maintaining our liquidity, including: 1) delaying or canceling planned capital expenditures; 2) reducing discretionary spending; 3) optimizing net working capital by closely monitoring and forecasting cash collections and disbursement; and 4) controlling labor-related costs.

We ended our second quarter of 2020 with $98.4 million in cash, and $76.0 million of availability under our 2016 Credit Agreement due 2022. Given our cash position and overall liquidity, since the end of our second quarter of 2020, we made voluntary prepayments of borrowings under the term loan of the 2016 Credit Agreement, totaling $10.0 million. After these prepayments, borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022 are $54.0 million. We have no scheduled debt repayment obligations until the maturity of our 2016 Credit Agreement on October 31, 2022.

While we have experienced some delays in receiving certain materials from certain of our suppliers due to the Pandemic, none of those supply chain disruptions have been significant to-date. However, there can be no assurances that we will not experience significant disruptions to our materials supply chain in future periods during the Pandemic. Our manufacturing, sales and servicing operations have been deemed essential operations under the COVID-19 related government orders issued to-date, and thus, our operations have been permitted to continue at all of our locations. However, there can be no assurance that our operations will continue to be considered essential and exempt from any such emergency or executive orders issued by governmental authorities in response to any future increases in the extent or severity of the Pandemic.

Sales and Operations

During the first quarter of 2020, we achieved double-digit sales growth at both of our reporting segments, as compared to the same quarter in 2019, due to the sales contribution from our NewSouth Windows Solutions business, which we acquired on February 1, 2020 and also due to organic sales growth of approximately 18% in our Southeastern Business Unit and 14% in our Western Windows Systems (“WWS”) business, or “Western segment”. During the second quarter of 2020, excluding the sales of our recent NewSouth acquisition, we experienced decreases in sales at both of our Southeast and Western business units, as the economic effects of the Pandemic negatively affected our operating results. Net sales of our Southeast segment, excluding the sales of NewSouth, were $149.8 million in the second quarter of 2020, compared to $161.5 million in the second quarter of 2019, a decrease of $11.7 million, or 7.2%. Net sales of our Western segment decreased $7.2 million, or 19.3%, to $29.9 million in the second quarter of 2020, from $37.1 million in the second quarter of 2019. We believe these decreases were due to the change in the economy as a result of the Pandemic, especially in the western United States.

As a result of the Pandemic and related governmental actions to control it, and the impact it has had on the economy, we saw order volume in our Florida market in April 2020 decrease approximately 10% when compared to April of last year, and decrease by approximately 30% on a sequential basis compared to the first quarter 2020 growth rate. During May 2020, we saw a growing order pipeline in Florida, which continued during the remainder of the 2020 second quarter. We believe our Southeast segment, although negatively impacted by the Pandemic, has been impacted to a lesser degree than our Western segment as our customers in the southeast prepare for what is expected to be an active 2020 hurricane season. In our Western markets, where government restrictions related to COVID-19, including stay-at-home orders were more stringent and imposed earlier than in Florida, and where there are currently COVID-19 “hotspots”, order volumes remain challenging. Recent order patterns appear to indicate that the unfavorable macro-economic impacts of the Pandemic may continue in our core western markets. Due to the resilient order volume in the Southeast, we ended the second quarter of 2020 with a consolidated backlog of $152 million at the end of our second quarter of 2020, which includes $37 million from NewSouth, an increase of $85 million from our backlog at year-end of 2019. As such, we have been increasing our capacity to meet this increasing demand.

Despite a solid start to 2020, which saw 2020 first quarter consolidated net sales increase 27%, net income increased 89%, and net income per diluted share increased 86%, all as compared to the first quarter of 2019, our second quarter of 2020 saw consolidated net sales increase just 2%, to $202.8 million, including the net sales of our NewSouth acquisition, net income decreased 87%, to $2.2 million, and net income per diluted share decreased 86%, to $0.04. Our net income and net income per diluted share were negatively impacted during the second quarter of 2020 due to the impairment of our WWS trade name of $8.0 million, and restructuring costs and charges of $3.9 million, but also due to the economic impacts of the Pandemic, especially in the west, where we are experiencing challenging macro-economic conditions in our core western markets.

Due to the continued uncertainty of the duration and extent of the pandemic and the unfavorable economic environment it has created, our ability to forecast our operational and financial performance results for the remainder of 2020 continues to be limited. As such, in lieu of giving guidance for the remainder of the year, we are providing a limited outlook for the quarter ahead. We expect our third quarter 2020 consolidated net sales, inclusive of NewSouth acquired on February 1, 2020, to range between $225 million and $235 million, or an increase in the range of 14% to 19% as compared to the third quarter of 2019, reflecting the strength of our order entries during the back half of the second quarter and into July 2020.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of operations as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	July 4,		June 29,
	2020		2019
	(unaudited)
Net sales	$202,783	100.0%	$198,570	100.0%
Cost of sales	128,320	63.3%	125,630	63.3%

Gross profit	74,463	36.7%	72,940	36.7%

Selling, general and administrative expenses	53,969	26.6%	44,026	22.2%
Impairment of trade name	8,000	3.9%	—	-
Restructuring costs and charges	3,906	1.9%	—	-

Income from operations	8,588	4.2%	28,914	14.6%

Interest expense, net	6,856	3.4%	6,756	3.4%

Income before income taxes	1,732	0.9%	22,158	11.2%

Income tax (benefit) expense	(467)	(0.2)%	5,113	2.6%

Net income	$2,199	1.1%	$17,045	8.6%

	Six Months Ended
	July 4,		June 29,
	2020		2019
	(unaudited)
Net sales	$422,987	100.0%	$372,307	100.0%
Cost of sales	267,397	63.2%	238,097	64.0%

Gross profit	155,590	36.8%	134,210	36.0%

Selling, general and administrative expenses	108,189	25.6%	88,040	23.6%
Impairment of trade name	8,000	1.9%	—	-
Restructuring costs and charges	3,906	0.9%	—	-

Income from operations	35,495	8.4%	46,170	12.4%

Interest expense, net	14,025	3.3%	13,470	3.6%

Income before income taxes	21,470	5.1%	32,700	8.8%

Income tax expense	3,671	0.9%	7,398	2.0%

Net income	$17,799	4.2%	$25,302	6.8%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 4, 2020 AND JUNE 29, 2019

Net sales

	Three Months Ended
	July 4, 2020		June 29, 2019
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment ($ in millions):
Southeast segment	$172.9	85.3%	$161.5	81.3%	7.0%
Western segment	29.9	14.7%	37.1	18.7%	(19.3%)

Total net sales	$202.8	100.0%	$198.6	100.0%	2.1%

Net sales for the second quarter of 2020 were $202.8 million, a $4.2 million, or 2.1%, increase in sales, from $198.6 million in the second quarter of the prior year.

Net sales of our Southeast segment were $172.9 million in the second quarter of 2020, compared with $161.5 million in the 2019 second quarter, an increase of $11.4 million, or 7.0%. Southeast segment sales in the second quarter of 2020 includes $23.0 million from our NewSouth Acquisition. Net sales of our Western segment were $29.9 million in the second quarter of 2020, compared with $37.1 million in the second quarter of 2019, a decrease of $7.2 million, or 19.3%. Sales of our Western segment are composed of the sales of WWS.

The $4.2 million increase in net sales for the second quarter of 2020 was primarily driven by the inclusion of the net sales of our NewSouth acquisition. The increase in net sales from inclusion of the net sales of NewSouth were partially offset by organic sales decreases at both our Southeast and Western segments. Net sales of our Southeast segment, excluding the sales of our NewSouth acquisition, decreased $11.7 million, or 7.2%, and net sales of our Western segment decreased $7.2 million, or 19.3%, in the second quarter of 2020 compared to the 2019 second quarter. We believe these decreases were due to the change in the economy as a result of the Pandemic, especially in the western United States. We believe the negative impact of the Pandemic, has impacted our Southeast segment to a lesser degree than our Western segment as, during the second quarter of 2020, our customers in the Southeast continued to prepare for what is expected to be an active 2020 hurricane season. Net sales of our Southeast segment included $23.0 million from our NewSouth acquisition.

Gross profit and gross margin

Gross profit was $74.5 million in the second quarter of 2020, an increase of $1.5 million, or 2.1%, from $72.9 million in the second quarter of 2019. The gross margin percentage was 36.7% in the second quarter of 2020, compared to 36.7% in the prior year second quarter. Gross margin in the second quarter of 2020, compared to the second quarter of 2019, benefitted from lower material costs, primarily aluminum costs, a heightened focus on labor cost management leading to improved efficiencies, and the addition of and accretion from our NewSouth Acquisition. These benefits were offset by the negative effects of a decrease in organic volume, and a change in the mix of products during the second quarter of 2020 compared to last year’s second quarter.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $54.0 million in the second quarter of 2020, an increase of $9.9 million, from $44.0 million in the second quarter of 2019. SG&A in the second quarter of 2020 was 26.6% of net sales, compared to 22.2% of net sales in the second quarter of 2019. The increase in SG&A is primarily the result of the inclusion of the SG&A expenses of NewSouth for the second quarter of 2020, which resulted in an increase in SG&A totaling $8.8 million from its acquisition on February 1, 2020, which includes $0.8 million in amortization of the amortizable intangible assets acquired in the acquisition of NewSouth. Excluding the increase in SG&A from the inclusion of NewSouth, SG&A increased $1.1 million in the second quarter of 2020, compared to the second quarter of 2019. The increase in SG&A in the second quarter of 2020, compared to the 2019 second quarter, was due to the inclusion of costs in the second quarter of 2020 of $1.5 million relating to COVID-19 safety measures taken at all Company facilities.

Impairment of trade name

There was an impairment of our WWS trade name of $8.0 million in the three months ended July 4, 2020. Following an increase in net sales of 14.3% in the first quarter of 2020, compared to the first quarter of last year, net sales at our WWS reporting unit decreased 19.3% in the second quarter of 2020 compared to last year’s second quarter. As a result of this decrease in net sales, as well as continued deterioration in macro-economic conditions in our core western markets relating to the Pandemic, we determined to complete an interim impairment test of our WWS trade name as of July 4, 2020. For this interim impairment test, we decreased our modeling assumptions for net sales of our WWS reporting unit for our 2020 fiscal year based on a reassessment of our key assumptions in our modeling, including an updated assessment of macro industry growth in our WWS reporting unit’s key markets. We also decreased our 2021 growth rate assumption as we expect the challenging macro-economic conditions in our core western markets to continue during 2021, Based on our revised modeling, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million.

Restructuring costs and charges

As we announced on April 20, 2020, the Company’s management approved a plan to consolidate its manufacturing operations in Florida, which included exiting our manufacturing facility in Orlando, Florida, where our WinDoor and Eze-Breeze products were assembled, and relocate the manufacturing of those products to the our Venice and Tampa, Florida plants, respectively. We ceased production at the Orlando facility during June 2020. As a result of this consolidation, we recorded restructuring costs and charges totaling $3.9 million in the three months ended July 4, 2020.

Of the $3.9 million of restructuring costs and charges, $1.6 million represents write-offs of property, plant and equipment, including the impairment of the right-of-use asset of the lease of the Orlando, Florida facility, $1.2 million represents charges relating to inventory not expected to be used due to product rationalization, which we chose to dispose of, and $1.1 million represents personnel-related costs. Substantially all of the personnel-related costs had been paid in cash by the end of our 2020 second quarter.

The following represents activities of restructuring costs and charges for the three months ended July 4, 2020:

	Beginning	Charged	Write-offs of		End of
Restructuring costs and charges	of Period	to Expense	Assets	Settled in Cash	Period
(in thousands)
Property, plant and equipment costs and charges	$—	$963	$(540)	$(423)	$—
Impairment of operating lease right-of-use asset	—	639	(639)	—	—
Inventory charges for product rationalization	—	1,164	(1,263)	99	—
Personnel-related costs	—	1,140	—	(1,140)	—

Total restructuring costs and charges	$—	$3,906	$(2,442)	$(1,464)	$—

Income from operations

Income from operations was $8.6 million in the second quarter of 2020, a decrease of $20.3 million, from $28.9 million in the second quarter of 2019. Income from operations in the second quarter of 2020 includes $18.7 million from our Southeast segment and $1.8 million from our Western segment, compared to $25.2 million and $3.7 million from our Southeast and Western segments, respectively, in the second quarter of 2019, all after allocation of corporate operating costs in both periods. Income from operations in the second quarter of 2020 was also impacted by an impairment charge of $8.0 million relating to our WWS trade name of our Western segment, and restructuring costs and charges of $3.9 million relating to our Florida plant consolidation actions taken in the 2020 second quarter relating to our Southeast segment. The decrease in income from operations in the second quarter of 2020 compared to the second quarter of 2019 is primarily a result of these charges, but also due to the increase in gross profit discussed above, as well as the increase in SG&A in the second quarter of 2020, compared to last year’s second quarter.

Interest expense, net

Interest expense was $6.9 million in the second quarter of 2020, an increase of $0.1 million, or 1.5%, from $6.8 million in the second quarter of 2019. Interest expense in the second quarter of 2020 includes an increase in interest expense due to the issuance of the Additional Senior Notes totaling $50.0 million effective on January 24, 2020, which we used to finance a portion of the purchase price for our acquisition of NewSouth. This increase was partially offset by a decrease in interest costs for our term loan under our 2016 Credit Agreement due to a decrease in the borrowing rate in the second quarter of 2020, compared to the 2019 second quarter.

Income tax expense

Our income tax benefit was $0.5 million for the second quarter of 2020, compared with income tax expense of $5.1 million for the second quarter of 2019. Our effective tax rate for the three months ended July 4, 2020, was a benefit rate of 27.0%, and was an expense rate of 23.1% for the three months ended June 29, 2019.

The income tax benefit in the three months ended July 4, 2020, includes several discrete items of income tax benefits recognized during the second quarter, including federal and state research and development tax credit true-ups to actual from the assumptions we made when preparing our 2019 tax provision, which totaled $319 thousand, and a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, which totaled $553 thousands, net of its Federal tax effect. Excess tax benefits relating to equity awards, treated as a discrete item of income tax, were immaterial in the three months ended July 4, 2020, and were $573 thousand in the three months ended June 29, 2019. Excluding these discrete items of income tax, the effective tax rates for the three months ended July 4, 2020, and June 29, 2019, would have been an income tax expense rate of 21.7% and 25.7%, respectively.

Our estimated annual effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.0%.

In response to the COVID-19 outbreak, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) legislation aimed at providing relief for individuals and businesses that have been negatively impacted by the pandemic. At this time, the CARES Act has not had, and we do not expect it to have a material impact to our consolidated financial statements. However, during the three months ended July 4, 2020, we made no payments of estimated federal and state income taxes as the deadlines for such payments to the United States government, and the majority of states in which we have nexus, which have followed the payment deadline extension of this new Federal legislation, had been deferred until July 15, 2020 as a result of the CARES Act. Subsequent to July 4, 2020, but prior to July 15, 2020, we made estimated federal and state pursuant to the extended deadlines per the CARES Act.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 4, 2020 AND JUNE 29, 2019

Net sales

	Six Months Ended
	July 4, 2020		June 29, 2019
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$356.5	84.3%	$303.2	81.4%	17.6%
Western segment	66.5	15.7%	69.1	18.6%	(3.8%)

Total net sales	$423.0	100.0%	$372.3	100.0%	13.6%

Net sales for the first half of 2020 were $423.0 million, a $50.7 million, or 13.6%, increase in sales, from $372.3 million in the first half of 2019. Southeast segment sales in the first half of 2020 includes $39.0 million from our NewSouth Acquisition. The first half of 2020 includes 27 weeks of sales, compared to 26 weeks in the first half of 2019, as our fiscal year of 2020 will be 53 weeks long, compared to 52 weeks in our 2019 fiscal year.

Net sales of our Southeast segment were $356.5 million in the first half of 2020, compared with $303.2 million in the first half of 2019, an increase of $53.3 million. Net sales of our Western segment were $66.5 million in the first half of 2020, compared with $69.1 million in the first half of 2019, a decrease of $2.7 million. Sales of our Western segment are composed of sales of WWS.

The $50.7 million increase in net sales for the first half of 2020 was primarily driven by the inclusion of the net sales of our NewSouth acquisition, as well as solid organic growth in the first quarter of 2020 at our Southeast segment. These increases were partially offset by a sales decrease at our Western segment. Net sales of our Southeast segment, excluding the sales of our NewSouth acquisition, increased $14.4 million, or 4.7%, while net sales of our Western segment decreased $2.7 million, or 3.8%, in the first half of 2020 compared to the 2019 first half. The organic sales growth at our Southeast segment in the first half of 2020 was a result of strong organic growth in the 2020 first quarter, partially offset by an organic sales decrease in the second quarter of 2020 as our Southeast segment was impacted by the change in the economy as a result of the Pandemic. The decrease in sales at our Western segment in the first half of 2020 was also a result of a solid start to 2020 in the first quarter of 2020, but then more than offset by a decrease in sales driven by the economic changes caused by the pandemic, which were especially challenging in the western United States. We believe the negative impact of the Pandemic, has impacted our Southeast segment to a lesser degree than our Western segment as, during the second quarter of 2020, our customers in the Southeast continued to prepare for what is expected to be an active 2020 hurricane season. Net sales of our Southeast segment included $39.0 million from our NewSouth acquisition.

Gross profit and gross margin

Gross profit was $155.6 million in the first half of 2020, an increase of $21.4 million, or 15.9%, from $134.2 million in the first half of 2019. The gross margin percentage was 36.8% in the first half of 2020, compared to 36.0% in the first half of 2019, an increase of 0.8%. Gross margin increased in the first half of 2020 due primarily to the favorable effects of a higher sales and the resulting additional leverage provided to cover fixed costs, lower material costs, primarily aluminum costs, a heightened focus on labor cost management leading to improved efficiencies, and the addition of and accretion from our NewSouth Acquisition. These benefits were offset by the negative effects of a decrease in organic volume, and a change in mix of products during the first half of 2020 compared to last year’s first half.

Selling, general and administrative expenses

SG&A expenses were $108.2 million in the first half of 2020, an increase of $20.1 million, from $88.0 million in the first half of 2019. SG&A in the first half of 2020 was 25.6% of net sales, compared to 23.6% of net sales in the first half of 2019. The increase in SG&A is primarily the result of the inclusion of the SG&A expenses of NewSouth for the second quarter of 2020, which resulted in an increase in SG&A totaling $15.0 million from its acquisition on February 1, 2020, which includes $1.4 million in amortization of the amortizable intangible assets acquired in the acquisition of NewSouth. Excluding the increase in SG&A from the inclusion of NewSouth, SG&A increased $5.2 million in the first half of 2020, compared to the 2019 first half. The increase in SG&A in the first half of 2020, compared to the 2019 first half, was due to the inclusion of costs in the first half of 2020 of $1.6 million relating to COVID-19 safety measures taken, including increased frequency of cleaning and sanitization of all facilities, as well as $0.9 million of acquisition costs relating to our NewSouth acquisition. Additionally, there were increases in several other categories, including depreciation, stock-based compensation, as well as additional investment in marketing costs.

Impairment of trade name

There was an impairment of our WWS trade name of $8.0 million in the six months ended July 4, 2020. Following an increase in net sales of 14.3% in the first quarter of 2020, compared to the first quarter of last year, net sales at our WWS reporting unit decreased 19.3% in the second quarter of 2020 compared to last year’s second quarter. As a result of this decrease in net sales, as well as continued deterioration in economic and market conditions surrounding the Pandemic, we determined to complete an interim impairment test of our WWS trade name as of July 4, 2020. For this interim impairment test, we decreased our modeling assumptions for net sales of our WWS reporting unit for our 2020 fiscal year based on a reassessment of our key assumptions in our modeling, including an updated assessment of macro industry growth in our WWS reporting unit’s key markets. We also decreased our 2021 growth rate assumption as we expect the challenging macro-economic conditions in our core western markets to continue during 2021, Based on our revised modeling, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million.

Restructuring costs and charges
As we announced on April 20, 2020, the Company’s management approved a plan to consolidate its manufacturing operations in Florida, which included exiting our manufacturing facility in Orlando, Florida, where our WinDoor and Eze-Breeze products were assembled, and relocate the manufacturing of those products to the our Venice and Tampa, Florida plants, respectively. We ceased production at the Orlando facility during June 2020. As a result of this consolidation, we recorded restructuring costs and charges totaling $3.9 million in the six months ended July 4, 2020.

Of the $3.9 million of restructuring costs and charges, $1.6 million represents write-offs of property, plant and equipment, including the impairment of the right-of-use asset of the lease of the Orlando, Florida facility, $1.2 million represents charges relating to inventory not expected to be used due to product rationalization, which we chose to dispose of, and $1.1 million represents personnel-related costs. Substantially all of the personnel-related costs had been paid in cash by the end of our 2020 first half.

The following represents activities of restructuring costs and charges for the six months ended July 4, 2020:

	Beginning	Charged	Write-offs of		End of
Restructuring costs and charges	of Period	to Expense	Assets	Settled in Cash	Period
(in thousands)
Property, plant and equipment costs and charges	$—	$963	$(540)	$(423)	$—
Impairment of operating lease right-of-use asset	—	639	(639)	—	—
Inventory charges for product rationalization	—	1,164	(1,263)	99	—
Personnel-related costs	—	1,140	—	(1,140)	—

Total restructuring costs and charges	$—	$3,906	$(2,442)	$(1,464)	$—

Income from operations

Income from operations was $35.5 million in the first half of 2020, a decrease of $10.7 million, from $46.2 million in the first half of 2019. Income from operations in the first half of 2020 includes $44.5 million from our Southeast segment and $2.9 million from our Western segment, compared to $40.5 million and $5.7 million from our Southeast and Western segments, respectively, in the first half of 2019, all after allocation of corporate operating costs in both periods. Income from operations in the first half of 2020 was also impacted by an impairment charge of $8.0 million relating to our WWS trade name of our Western segment, and restructuring costs and charges of $3.9 million relating to our Florida plant consolidation actions taken in the 2020 second quarter relating to our Southeast segment. The decrease in income from operations in the first half of 2020 compared to the first half of 2019 is primarily a result of these charges, but also due to the increase in gross profit discussed above, as well as the increase in SG&A in the first half of 2020, compared to last year’s first half.

Interest expense, net

Interest expense was $14.0 million in the first half of 2020, an increase of $0.6 million, or 4.1%, from $13.5 million in the first half of 2019. Interest expense in the first half of 2020 includes an increase in interest expense due to the issuance of the Additional Senior Notes totaling $50.0 million effective on January 24, 2020, which we used to finance a portion of the purchase price for our acquisition of NewSouth. This increase was partially offset by a decrease in interest costs for our term loan under our 2016 Credit Agreement due to a decrease in the borrowing rate in the second quarter of 2020, compared to the 2019 second quarter.

Income tax expense

Our income tax expense was $3.7 million for the first half of 2020, compared with $7.4 million for the first half of 2019. Our effective tax rate for the six months ended July 4, 2020, was 17.1%, and was 22.6% for the six months ended June 29, 2019.

Income tax expense in the six months ended July 4, 2020, includes several discrete items of income tax benefits recognized during the second quarter, including federal and state research and development tax credit true-ups to actual from the assumptions we made when preparing our 2019 tax provision, which totaled $319 thousand, and a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, which totaled $553 thousand, net of its Federal tax effect. Excess tax benefits relating to equity awards, treated as a discrete item of income tax, were $737 thousand in the six months ended July 4, 2020, and were $1.0 million in the six months ended June 29, 2019. Excluding these discrete items of income tax, the effective tax expense rates for the six months ended July 4, 2020, and June 29, 2019, would have been 24.6% and 25.7%, respectively.

Our estimated annual effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.0%.

In response to the COVID-19 outbreak, in March 2020, the U.S. Congress passed the CARES Act legislation aimed at providing relief for individuals and businesses that have been negatively impacted by the pandemic. At this time, the CARES Act has not had, and we do not expect it to have a material impact to our consolidated financial statements. However, during the three months ended July 4, 2020, we made no payments of estimated Federal and state income taxes as the deadlines for such payments to the United States government, and the majority of states in which we have nexus, which have followed the payment deadline extension of this new Federal legislation, had been deferred until July 15, 2020 as a result of the CARES Act. Subsequent to July 4, 2020, but prior to July 15, 2020, we made estimated federal and state pursuant to the extended deadlines per the CARES Act.

LIQUIDITY AND CAPITAL RESOURCES

Impact of COVID-19 on Our Business

Due to the unprecedented uncertainty regarding the extent and duration of the Pandemic, and the impact it may have on the U.S. economy and our business and operations, we have taken actions aimed at preserving cash and maintaining our liquidity, including : 1) delaying or canceling planned capital expenditures; 2) reducing discretionary spending; 3) optimizing net working capital by closely monitoring and forecasting cash collections and disbursement; and 4) closely managing labor costs.

We ended the second quarter of 2020 with $98.4 million in cash on hand and have $76.0 million in availability under the revolving credit facility of our 2016 Credit Agreement due 2022. Additionally, we have no scheduled debt repayment obligations until the maturity of the outstanding balance of $64.0 million under our 2016 Credit Agreement on October 31, 2022.

Consolidated Cash Flows

Our principal source of liquidity is cash flow generated by operations and supplemented by borrowings under our credit facilities. We expect that this cash generating capability will provide us with financial flexibility in meeting operating and investing needs, but there can be no assurance that will be the case in future periods, due to the possible adverse impacts the Pandemic and its effects on the economy may have on our business. Our primary capital requirements are to fund working capital needs, meet required debt service payments on our credit facilities and fund capital expenditures.

The following table summarizes our cash flow results for the first six months of 2020 and 2019:

	Components of Cash Flows
	Six Months Ended
	July 4,	June 29,
(in millions)	2020	2019
Cash provided by operating activities	$46.5	$44.6
Cash used in investing activities	(97.2)	(12.9)
Cash provided by financing activities	51.8	0.2

Increase in cash and cash equivalents	$1.1	$31.9

Operating activities. Cash provided by operating activities during the first half of 2020 was $46.5 million, compared to cash provided of $44.6 million in the first half of 2019. The increase in cash provided by operating activities for the first half of 2020, as compared to the first half of 2019, of $1.9 million, was due to the factors set forth in the table below.

Direct cash flows from operations for the first six months of 2020 and 2019 are as follows:

	Direct Operating Cash Flows
	Six Months Ended
	July 4,	June 29,
(in millions)	2020	2019
Collections from customers	$418.7	$378.8
Other collections of cash	2.7	5.1
Disbursements to vendors	(256.9)	(227.2)
Personnel related disbursements	(106.6)	(93.8)
Income taxes refunded (paid), net	0.7	(6.5)
Debt service payments	(12.1)	(11.8)

Cash from operations	$46.5	$44.6

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 40 days at July 4, 2020, compared to 34 days at June 29, 2019.

Inventory on hand as of July 4, 2020, was $51.6 million, compared to $43.9 million at December 28, 2019, an increase of $7.7 million. Inventory on hand at July 4, 2020 includes $4.6 million relating to our acquisition of NewSouth.

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

Investing activities. Cash used in investing activities was $97.2 million for the first half of 2020, compared to cash used in investing activities of $12.9 million for the first half of 2019, an increase in cash used in investing activities of $84.3 million. Cash used to acquire NewSouth in the first half of 2020 totaled $90.1 million. This increase in cash used was partially offset by a decrease in cash used in investing activities due to a decrease in capital expenditures of $5.7 million, which went from $13.0 million in the first half of 2019, to $7.3 million in the first half of 2020. In the first half of 2020, management made the decision to cease spending on a majority of capital projects as part of its cash preservation strategy due to the uncertainty around the Pandemic and its potential impact to the Company’s liquidity. Proceeds from disposals of assets in the first half of 2020 was $0.3 million, compared with less than $0.1 million in the first half of 2019.

Financing activities. Cash provided in financing activities was $51.8 million in the first half of 2020, compared to cash provided in financing activities of $0.2 million in the first half of 2019, an increase in cash provided of $51.6 million. In the first half of 2020, we issued the Additional Senior Notes, which provided proceeds of $53.2 million, including a premium of $3.2 million. Proceeds from the issuance of the Additional Senior Notes were used to partially fund the acquisition of NewSouth. There were payments of financing costs totaling $1.3 million in the first half of 2020, related to the issuance of Additional Senior Notes. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $0.8 million in the first half of 2020, versus $0.5 million in the first half of 2019, an increase in cash used of $0.3 million. Proceeds from the exercises of stock options were $0.5 million in the first half of 2020, compared to $0.8 million in the first half of 2019, a decrease in proceeds of $0.3 million. There were proceeds from stock issued under our 2019 Employee Stock Purchase Plan of $0.1 million, and there were payments of long-term debt of $0.2 million in the first half of 2019.

During the six months ended July 4, 2020, we made no payments of estimated federal and state income taxes as the deadlines for such payments have been deferred until July 2020 as a result of actions by Congress in response to the Pandemic.

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

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, and the Additional Senior Notes totaling $1.3 million, partially offset by the $3.2 million premium on the Additional Senior Notes, which are being amortized under the effective interest method. See “Deferred Financing Costs” below. As of July 4, 2020, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $365.0 million, and accrued interest totaled $10.4 million.

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

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. As of July 4, 2020, there were $4.0 million in letters of credit outstanding and $76.0 million available under the New Revolving Facility.

Fees and costs relating to the Third Amendment were $0.9 million, which are deferred and being amortized. In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. Deferred financing costs and original issue discount allocated to these lenders of $1.5 million were written-off and classified as debt extinguishment costs in our consolidated statement of operations for the year ended December 28, 2019. As of July 4, 2020, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $64.0 million, and accrued interest was $23 thousand.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 2.21% as of July 4, 2020, and was 3.77% at December 28, 2019.

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

Subsequent to the end of our 2020 second quarter, we made voluntary prepayments of borrowings under the term loan of the 2016 Credit Agreement totaling $10.0 million. After these prepayments, borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022 are $54.0 million.

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees and discount for the three months ended July 4, 2020, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$10,029
Add: Deferred financing costs from the issuance of the add-on 2018 Senior Notes due 2026	1,266
Less: Premium on the issuance of the add-on 2018 Senior Notes due 2026	(3,187)
Less: Amortization expense relating to 2016 Credit Agreement	(142)
Less: Amortization expense relating to 2018 Senior Notes	(447)

At end of period	$7,519

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of July 4, 2020, is as follows:

(in thousands)	Total
Remainder of 2020	$569
2021	1,195
2022	1,245
2023	1,183
2024	1,250
Thereafter	2,077

Total	$7,519

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $214.0 million since its inception in February 2016, we have no future scheduled repayments until the maturity of the facility on October 31, 2022. The contractual future maturities of long-term debt outstanding, including the remaining balance of the financing arrangement described as other debt, as of July 4, 2020, are as follows (at face value):

(in thousands)
Remainder of 2020	$—
2021	—
2022	64,000
2023	—
2024	—
Thereafter	365,000

Total	$429,000

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first half of 2020, capital expenditures were $7.3 million, compared to $13.0 million for the first half of 2019. In the first half of 2020, management made the decision to cease spending on a majority of capital projects as part of its cash preservation strategy implemented in response to the uncertainty around the Pandemic’s impact on the Company’s business and liquidity. The Company’s management team is continuing to evaluate the level of capital expenditures the Company may incur for the remainder of 2020 but is not able to provide an estimate of those capital expenditures at this time. However, management expects to continue its conservative approach to managing capital expenditures for the remainder of 2020. Our capital expenditure program is geared towards making investments in capital assets targeted at increasing both gross sales and margins, but also includes capital expenditures for maintenance capital.

Aluminum Forward and Midwest Transaction Premium Contracts. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. Beginning late in the first half of 2020, we began entering into forward contracts to hedge the fluctuations in the price of the delivery component of our aluminum extrusion purchases, known as the Midwest Transaction Premium (MTP).

At July 4, 2020, the fair value of our aluminum forward contracts was in a net liability position of $1.8 million. We had 27 outstanding forward contracts for the purchase of 33.3 million pounds of aluminum through December 2021, at an average price of $0.80 per pound, which excludes the Midwest premium, with maturity dates of between one month and eighteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was immaterial and, therefore, did not record any adjustment to fair value as of July 4, 2020.

At July 4, 2020, the fair value of our MTP contracts was in a net asset position of $8 thousand. We had 8 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 22.9 million pounds of aluminum through December 2021, at an average price of $0.11 per pound, with maturity dates of between one month and eighteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was immaterial and, therefore, did not record any adjustment to fair value as of July 4, 2020.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of losses, net, recognized in the “accumulated other comprehensive loss” line item in the accompanying condensed consolidated balance sheet as of July 4, 2020, that we expect will be reclassified to earnings within the next twelve months, will be approximately $1.8 million.

Restructuring Costs and Charges

Florida Manufacturing Facilities Consolidation. As we announced on April 20, 2020, the Company’s management approved a plan to consolidate its manufacturing operations in Florida, which included exiting our manufacturing facility in Orlando, Florida, where our WinDoor and Eze-Breeze products were assembled, and relocate the manufacturing of those products to the our Venice and Tampa, Florida plants, respectively. We ceased production at the Orlando facility during June 2020. As a result of this consolidation, we recorded restructuring costs and charges totalling $3.9 million in the three months ended July 4, 2020.

The following represents activities of restructuring costs and charges for the three months ended July 4, 2020:

	Beginning	Charged	Write-offs of		End of
Restructuring costs and charges	of Period	to Expense	Assets	Settled in Cash	Period
(in thousands)
Property, plant and equipment costs and charges	$—	$963	$(540)	$(423)	$—
Impairment of operating lease right-of-use asset	—	639	(639)	—	—
Inventory charges for product rationalization	—	1,164	(1,263)	99	—
Personnel-related costs	—	1,140	—	(1,140)	—

Total restructuring costs and charges	$—	$3,906	$(2,442)	$(1,464)	$—

Contractual Obligations

Except for the issuance of the Additional Senior Notes, as described in Part I., Item 1., Note 9, and the addition of $14.8 million in operating lease liabilities in the six months ended July 4, 2020, as described in Part I., Item 1., Note 10, including the $10.6 million in operating lease liabilities assumed in the NewSouth Acquisition, described in Part I., Item 1., Note 6, there have been no significant changes to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 28, 2019.

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

As discussed below, we updated certain impairment tests due to the Pandemic, which we determined to be an interim triggering event.

Goodwill and Indefinite-Lived Intangible Assets

We perform our annual goodwill and indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. Given the general deterioration in economic and market conditions surrounding the Pandemic, and the narrow excess of fair value over carrying value of its WinDoor and WWS trade names as described in our 2019 Form 10-K, the Company determined it should complete interim impairment tests of its WinDoor and WWS trade names as of as of the end of the Company’s first quarter of 2020. These interim impairment tests did not indicate that impairments of those assets existed at that time.

Following an increase in net sales of 14.3% in the first quarter of 2020, compared to the first quarter of last year, net sales at our WWS reporting unit decreased 19.3% in the second quarter of 2020, compared to last year’s second quarter. As a result of this decrease in net sales, as well as continued deterioration in macro-economic conditions in our core western markets relating to the Pandemic, we determined to complete a second interim impairment test of our WWS trade name as of July 4, 2020. For this second interim impairment test, we further decreased our modeling assumptions for net sales of our WWS reporting unit for our 2020 fiscal year based on a reassessment of our key assumptions in our modeling, including an updated assessment of macro industry growth in our WWS reporting unit’s key markets. We also decreased our 2021 growth rate assumption as we expect the challenging macro-economic conditions in our core western markets to continue during 2021, Based on our revised modeling, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million.

For our WWS reporting unit, our most recent annual impairment test of goodwill was a quantitative assessment. Based on this quantitative assessment, we concluded that it was not more likely than not that the carrying value of our WWS reporting unit exceeded its fair value, as the estimated fair value of our WWS reporting unit substantially exceeded the carrying value at that time. Because of the decrease in sales at our WWS reporting unit and continued deterioration in macro-economic conditions in our core western markets relating to the Pandemic as described above, we determined to update the projections in our most recent quantitative assessment of WWS reporting unit to goodwill using the projections in our above WWS trade name assessment. Based on this update of the most recent quantitative assessment, the amount by which the estimated fair value of our WWS reporting unit exceeds its carrying value has decreased, but such fair value was still approximately 10% more than its carrying value. As such, we have concluded that it continues to be not more likely than not that the carrying value of our WWS reporting unit exceeds its fair value. However, should our WWS reporting unit experience future financial results which are below our most recently updated projections, the amount by which the estimated fair value of our WWS reporting unit exceeds the carrying value would further decrease, which could result in an impairment of the goodwill of our WWS reporting unit.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge the delivery component of our aluminum needs, known as the Midwest Transaction Premium (“MTP”). As of July 4, 2020, we are covered for approximately 67% of our anticipated aluminum needs through December 2020 at an average price of $0.82 per pound, and for approximately 34% of our anticipated aluminum needs in 2021 at an average price of $0.79 per pound. These calculations are based only on the LME price of aluminum and excludes an estimate for the MTP, which we hedge separately. As of July 4, 2020, we are covered for approximately 45% of our anticipated MTP costs through December 2020 at an average price of $0.11 per pound, and for approximately 24% of our anticipated MTP costs in 2021 at an average price of $0.11 per pound.

Regarding our aluminum hedging instruments for the purchase of aluminum, as of July 4, 2020, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $2.5 million. This calculation utilizes our actual commitment of 33.3 million pounds under contract (to be settled throughout December 2021) and the market price of aluminum as of July 4, 2020. This calculation is based only on the LME price of aluminum and excludes an estimate for the MTP. Regarding our MTP contracts for hedging of the delivery component of our aluminum needs, as of July 4, 2020, a 10% decrease in the Platts MW US Transaction price per pound would decrease the fair value of our MTP contracts an estimated $245 thousand. This calculation utilizes our actual commitment of 22.9 million pounds under contract (to be settled throughout December 2021) and the then current Platts MW US Transaction price per pound as of July 4, 2020.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding with a variable rate as of the date of filing of this Quarterly Report on Form 10-Q, of $54.0 million, a 100 basis-point increase in interest rate would result in approximately $0.5 million of additional interest costs annually.

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

Changes in Internal Control over Financial Reporting.

During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during our first quarter ended April 4, 2020, we acquired NewSouth Window Solutions (“NewSouth”). We are currently integrating NewSouth into our operations, compliance programs and internal control processes, and we will include NewSouth in our assessment of internal controls over financial reporting as of January 2, 2021, the end of our 2020 fiscal year.

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19), with the pandemic accelerating during the first half of March and further accelerating into July. The pandemic has significantly affected economic conditions in the United States and internationally, as federal, state and local governments reacted to the public health crisis with mitigation measures, resulting in workforce, supply chain and production disruptions, along with reduced demand and spending in many industry sectors, creating significant uncertainties in the U.S. economy. Although efforts have been undertaken to reduce restrictions on economic and social activities that were put in place as part of the initial response to the pandemic, it is currently unclear the extent to which increased social interaction will adversely affect efforts to reduce the COVID-19 pandemic’s health and other effects, whether additional or renewed restrictions will be implemented and/or how long an economic recovery could take. The extent to which the COVID-19 pandemic could affect our business, operations and financial results will depend upon numerous evolving factors, including the length and extent of the economic and market disruption, that we may not be able to accurately predict.

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

PGT INNOVATIONS, INC.
(Registrant)

Date: August 12, 2020	/s/ Sherri Baker
Sherri Baker
Senior Vice President and Chief Financial Officer