Form 10-Q
period 2020-10-03
PGT Innovations, Inc.
filed 2020-11-05
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2020

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

Common Stock, $0.01 par value, outstanding was 58,962,776 shares, as of October 31, 2020.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PGTI	New York Stock Exchange, Inc.

PGT INNOVATIONS, INC.

TABLE OF CONTENTS

Form 10-Q for the Three and Nine Months Ended October 3, 2020

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net sales	$238,033	$197,823	$661,020	$570,130
Cost of sales	151,097	127,828	418,494	365,925

Gross profit	86,936	69,995	242,526	204,205

Selling, general and administrative expenses	56,659	44,564	164,848	132,604
Impairment of trade name	—	—	8,000	—
Restructuring costs and charges	321	—	4,227	—

Income from operations	29,956	25,431	65,451	71,601

Interest expense, net	6,954	6,452	20,979	19,922

Income before income taxes	23,002	18,979	44,472	51,679

Income tax expense	5,680	3,873	9,351	11,271

Net income	$17,322	$15,106	$35,121	$40,408

Net income per common share:
Basic	$0.29	$0.26	$0.60	$0.69

Diluted	$0.29	$0.26	$0.59	$0.68

Weighted average shares outstanding:
Basic	58,963	58,433	58,858	58,320

Diluted	59,442	59,142	59,291	59,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net income	$17,322	$15,106	$35,121	$40,408

Other comprehensive income before tax:
Change in fair value of derivatives	1,563	(1,136)	(2,120)	(2,083)
Reclassification to earnings	532	1,532	2,737	3,670

Other comprehensive income before tax	2,095	396	617	1,587

Income tax expense related to other comprehensive income	524	102	154	406

Other comprehensive income, net of tax	1,571	294	463	1,181

Comprehensive income	$18,893	$15,400	$35,584	$41,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	October 3,	December 28,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$99,344	$97,243
Accounts receivable, net	99,062	68,091
Inventories	54,707	43,851
Contract assets, net	24,050	10,547
Prepaid expenses	10,064	3,362
Other current assets	10,549	10,516
Total current assets	297,776	233,610

Property, plant and equipment, net	132,710	128,199
Operating lease right-of-use asset, net	38,912	26,390
Intangible assets, net	261,208	255,962
Goodwill	328,425	277,600
Other assets, net	1,103	972

Total assets	$1,060,134	$922,733

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$96,422	$51,394
Current portion of operating lease liability	6,396	4,703
Total current liabilities	102,818	56,097

Long-term debt	411,817	368,971
Operating lease liability, less current portion	35,513	24,040
Deferred income taxes	26,099	27,945
Other liabilities	12,533	14,132

Total liabilities	588,780	491,185

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; no shares outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 62,495 and 61,921 shares issued and 58,963 and 58,505 shares outstanding at October 3, 2020 and December 28, 2019, respectively	625	619
Additional paid-in-capital	418,904	414,688
Accumulated other comprehensive income (loss)	225	(238)
Retained earnings	69,909	34,788
Shareholders' equity	489,663	449,857
Less: Treasury stock at cost	(18,309)	(18,309)
Total shareholders' equity	471,354	431,548

Total liabilities and shareholders' equity	$1,060,134	$922,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	October 3,	September 28,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net income	$35,121	$40,408
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	17,561	13,854
Amortization	14,124	11,959
Impairment of trade name	8,000	—
Non-cash portion of restructuring costs and charges	2,442	—
Provision for allowance for doubtful accounts	1,057	1,659
Stock-based compensation	4,369	3,246
Amortization of deferred financing costs, debt discount and premium	925	1,303
Gains on sales of assets	(125)	(3)
Change in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	(20,532)	(2,682)
Inventories	(9,060)	(2,900)
Contract assets, net, prepaid expenses, other current and other assets	(9,867)	(7,720)
Accounts payable, accrued and other liabilities	21,406	(4,852)

Net cash provided by operating activities	65,421	54,272

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,378)	(20,252)
Business acquisition	(90,368)	—
Proceeds from sales of assets	651	43

Net cash used in investing activities	(105,095)	(20,209)

Cash flows from financing activities:
Proceeds from issuance of senior notes	53,188	—
Payments of long-term debt	(10,000)	(163)
Payments of financing costs	(1,266)	—
Purchases of treasury stock under Board of Director approved plan	—	(5,550)
Purchases of common stock relating to tax withholdings on employee equity awards	(815)	(505)
Proceeds from exercise of stock options	549	1,262
Proceeds from issuance of common stock under employee stock purchase plan (ESPP)	119	46

Net cash provided by (used in) financing activities	41,775	(4,910)

Net increase in cash and cash equivalents	2,101	29,153
Cash and cash equivalents at beginning of period	97,243	52,650
Cash and cash equivalents at end of period	$99,344	$81,803

Non-cash activity:
Establish right-of-use asset	$17,917	$31,257
Establish operating lease liability	$(17,917)	$(33,686)
Property, plant and equipment additions in accounts payable	$326	$289

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)(unaudited)

				Accumulated	Retained
			Additional	Other	Earnings/
	Common stock		Paid-in	Comprehensive	(Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit)	Stock	Total
THREE MONTHS ENDED SEPTEMBER 28, 2019
Balance at June 29, 2019	58,535,669	$615	$412,295	$(2,178)	$16,402	$(12,759)	$414,375
Purchases of treasury stock	(393,819)	—	—	—	—	(5,550)	(5,550)
Stock-based compensation	—	—	970	—	—	—	970
Exercise of stock options	210,931	2	420	—	—	—	422
Common stock issued under ESPP	1,022	—	15	—	—	—	15
Net income	—	—	—	—	15,106	—	15,106
Other comprehensive income, net of tax expense of $102	—	—	—	294	—	—	294
Balance at September 28, 2019	58,353,803	$617	$413,700	$(1,884)	$31,508	$(18,309)	$425,632

NINE MONTHS ENDED SEPTEMBER 28, 2019
Balance at December 29, 2018	58,081,540	$607	$409,661	$(3,065)	$(8,900)	$(12,759)	$385,544
Vesting of restricted stock	164,226	—	—	—	—	—	—
Grants of restricted stock	—	5	(5)	—	—	—	—
Purchases of treasury stock	(428,059)	—	—	—	—	(6,055)	(6,055)
Retirement of treasury stock	—	—	(505)	—	—	505	—
Stock-based compensation	—	—	3,246	—	—	—	3,246
Exercise of stock options	532,931	5	1,257	—	—	—	1,262
Common stock issued under ESPP	3,165	—	46	—	—	—	46
Net income	—	—	—	—	40,408	—	40,408
Other comprehensive income, net of tax expense of $406	—	—	—	1,181	—	—	1,181
Balance at September 28, 2019	58,353,803	$617	$413,700	$(1,884)	$31,508	$(18,309)	$425,632

THREE MONTHS ENDED OCTOBER 3, 2020
Balance at July 4, 2020	58,962,776	$626	$417,452	$(1,346)	$52,587	$(18,309)	$451,010
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Stock-based compensation	—	—	1,451	—	—	—	1,451
Net income	—	—	—	—	17,322	—	17,322
Other comprehensive income, net of tax expense of $524	—	—	—	1,571	—	—	1,571
Balance at October 3, 2020	58,962,776	$625	$418,904	$225	$69,909	$(18,309)	$471,354

NINE MONTHS ENDED OCTOBER 3, 2020
Balance at December 28, 2019	58,504,734	$619	$414,688	$(238)	$34,788	$(18,309)	$431,548
Vesting of restricted stock	219,977	—	—	—	—	—	—
Grants of restricted stock	—	6	(6)	—	—	—	—
Forfeitures of restricted stock	—	(2)	2	—	—	—	—
Purchases of treasury stock	(51,479)	—	—	—	—	(815)	(815)
Retirement of treasury stock	—	(1)	(814)	—	—	815	—
Stock-based compensation	—	—	4,369	—	—	—	4,369
Exercise of stock options	274,353	3	546	—	—	—	549
Common stock issued under ESPP	15,191	—	119	—	—	—	119
Net income	—	—	—	—	35,121	—	35,121
Other comprehensive income, net of tax expense of $154	—	—	—	463	—	—	463
Balance at October 3, 2020	58,962,776	$625	$418,904	$225	$69,909	$(18,309)	$471,354

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

PGT Innovations, Inc. (“PGTI,” “we,” or the “Company”), formerly named PGT, Inc., manufactures and supplies premium windows and doors. Our highly-engineered products can withstand some of the toughest weather conditions on earth and unify indoor/outdoor living spaces. We are also the nation’s largest manufacturer of impact-resistant windows and doors. Our family of brands include CGI®, PGT® Custom Windows & Doors, WinDoor®, Western Window Systems®, CGI Commercial®, Eze-Breeze® and NewSouth Window Solutions®. Our products other than NewSouth products are sold through an authorized dealer and distributor network. Our NewSouth products are sold directly to the end-user consumer through store-front locations throughout Florida, and through direct-to-homeowner door-to-door sales. We are also opening NewSouth store-front locations in other states as part of our strategy of expanding NewSouth’s geographic presence, including new locations opened in 2020 in Charleston, South Carolina, Pensacola, Florida, and Houston, Texas.

The majority of our sales are to customers in the state of Florida, which further increased with our acquisition of NewSouth, but we sell products to customers in many states, including the western United States through WWS. We also have sales in the Caribbean, Canada, and in South and Central America. See Note 6 for a discussion of the acquisition of NewSouth.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (“NYSE”) from the NASDAQ Global Market (NASDAQ), and began trading on the NYSE under its existing ticker symbol of “PGTI”. Subsequent to our Florida facilities consolidation, executed during the second quarter of 2020, which included our exit from our Orlando, Florida manufacturing facility, we have four manufacturing operations in Florida, and one in Arizona. Our manufacturing facilities in Florida include one in North Venice, two in the greater Miami area, and one in Tampa with the acquisition of NewSouth. Pursuant to our Florida facilities consolidation, we relocated the manufacturing operations formerly in Orlando to our North Venice and Tampa facilities. Our Arizona operations are in Phoenix. Additionally, we have two glass tempering and laminating plants and one insulation glass plant, all located in North Venice. See Note 17 for a discussion of restructuring costs and charges relating to the Florida facility consolidation.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 (“COVID-19 pandemic”, or “Pandemic”), which continues to spread throughout the U.S. and the world. The full impact from the rapidly changing U.S. and global market and economic conditions due to the Pandemic is uncertain, but we have seen disruptions to the businesses of certain of our customers and suppliers due to the Pandemic, which in turn have impacted, and are likely to continue to impact in the future, our business and consolidated results of operations and financial condition. While we have not incurred significant disruptions to our manufacturing or supply chain thus far from the Pandemic, we are unable to accurately predict the impact the Pandemic and the challenges it has created for the U.S. and global economies, will have on our financial performance and operations going forward due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities to attempt to control the Pandemic, the impact to our customers’ and suppliers’ businesses and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact of the Pandemic to our business, consolidated results of operations, and financial condition.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. The Company’s fiscal third quarter in 2020 ended October 3, 2020, and our fiscal third quarter in 2019 ended September 28, 2019, both consisted of 13 weeks. The Company’s fiscal first nine months in 2020 ended October 3, 2020 consisted of 40 weeks, whereas our fiscal first nine months in 2019 ended September 28, 2019, consisted of 39 weeks.

The condensed consolidated balance sheet as of December 28, 2019, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 28, 2019, and the unaudited condensed consolidated financial statements as of and for the periods ended October 3, 2020, and September 28, 2019, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 28, 2019, included in the Company’s most recent Annual Report on Form 10-K. The accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

We have two reportable segments: the Southeast segment, and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of sales from our facilities in Florida. The Western reporting segment, also an operating segment, is composed of sales from our facility in Arizona. Beginning in 2020, sales into certain states have been reclassified between segments. As such, segment sales amounts for the three and nine months ended September 28, 2019, along with the related income from operations, have been revised to conform to the 2020 presentation. See Note 16 for segment disclosures.

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

In the ordinary course of business, we extend credit to qualified dealers and distributors, generally on a non-collateralized basis. The Company maintains an allowance for doubtful accounts which is based on management’s assessments of the amount which may become uncollectible in the future and is determined through consideration of our write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions, and may include anticipated unfavorable impacts of the COVID-19 pandemic on the businesses of our customers, such as dealers and distributors. Uncollectible accounts are written off after repeated attempts to collect from the customer have been unsuccessful. As of October 3, 2020, and December 28, 2019, the allowance for doubtful accounts was $3.2 million and $3.3 million, respectively.

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

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, we have two reportable segments: our Southeast segment and our Western segment. See Note 16 for more information. The following tables provide information about our net sales by reporting segment, product category and market for the three and nine months ended October 3, 2020, and September 28, 2019 (dollars in millions):

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
Disaggregation of revenue (in millions):	2020	2019	2020	2019
Reporting segment:
Southeast	$203.7	$161.9	$560.2	$465.1
Western	34.3	35.9	100.8	105.0

Total net sales	$238.0	$197.8	$661.0	$570.1

Product category:
Impact-resistant window and door products	$173.3	$138.4	$471.0	$395.7
Non-impact window and door products	64.7	59.4	190.0	174.4

Total net sales	$238.0	$197.8	$661.0	$570.1

Market:
New construction	$102.0	$95.6	$305.1	$281.5
Repair and remodel	136.0	102.2	355.9	288.6

Total net sales	$238.0	$197.8	$661.0	$570.1

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the three months ended October 3, 2020, and September 28, 2019, the Western segment’s net sales of its volume products were $12.6 million and $13.8 million, respectively. For the nine months ended October 3, 2020, and September 28, 2019, the Western segment’s net sales of its volume products were $39.0 million and $40.6 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At October 3, 2020, and December 28, 2019, those contract liabilities totaled $19.5 million and $7.9 million, respectively, of which $18.7 million and $7.4 million, respectively, are classified within accrued liabilities, and $0.8 million and $0.5 million, respectively, are classified within contract assets, net, of  $24.1 million and $10.5 million, respectively, in the accompanying condensed consolidated balance sheets.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at December 28, 2019 were satisfied in the first quarter of 2020, and contract assets at December 28, 2019 were transferred to accounts receivable in the first quarter of 2020. Contract liabilities at October 3, 2020 represents cash received during the three-month period ended October 3, 2020, excluding amounts recognized as revenue during that period. Contract assets at October 3, 2020 represents revenue recognized during the three-month period ended October 3, 2020, excluding amounts transferred to accounts receivable during that period.

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

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our volume products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of October 3, 2020 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

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

Policies Regarding Shipping and Handling Costs and Commissions on Contract Assets

The Company has made a policy election to continue to recognize shipping and handling costs as a fulfillment activity. Treating shipping and handling as a fulfillment activity requires estimated shipping and handling costs for undelivered products and certain glass components on which we have recognized revenue and created a contract asset, to be accrued to match this cost with the recognized revenue. Sales taxes collected from customers are recorded on a net basis.

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

During the three months ended October 3, 2020, we recorded warranty expense at a rate of approximately 1.7% of sales, which was on par with the rate in the three months ended September 28, 2019 of 1.8% of sales. During the nine months ended October 3, 2020, we recorded warranty expense at a rate of approximately 1.7% of sales, which was also on par with the rate in the nine months ended September 28, 2019 of 1.7% of sales.

The following table summarizes current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three and nine months ended October 3, 2020, and September 28, 2019. The change in the warranty reserve for the nine months ended October 3, 2020 includes $2.5 million relating to the acquisition of NewSouth, including an adjustment of $0.9 million in the three months ended October 3, 2020. See note 6 for additional information. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities. Of the accrued warranty reserve of $7.7 million at October 3, 2020, $6.2 million is classified within accrued expenses on the condensed consolidated balance sheet at October 3, 2020, with the remainder classified within other liabilities.

	Beginning	Acquisition-	Charged			End of
Accrued Warranty	of Period	Related	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended October 3, 2020	$7,267	$918	$4,049	$(3)	$(4,519)	$7,712

Three months ended September 28, 2019	$5,980	$—	$3,600	$660	$(3,381)	$6,859

Nine months ended October 3, 2020	$6,244	$2,510	$11,503	$30	$(12,575)	$7,712

Nine months ended September 28, 2019	$6,149	$—	$9,595	$868	$(9,753)	$6,859

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

	October 3,	December 28,
	2020	2019
	(in thousands)
Raw materials	$51,059	$41,255
Work-in-progress	3,529	2,337
Finished goods	119	259

	$54,707	$43,851

NOTE 5.  STOCK BASED-COMPENSATION

Exercises

For the three months ended October 3, 2020, there were no option exercises. For the nine months ended October 3, 2020, there were 274,353 options exercised at a weighted average exercise price of $2.00 per share.

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

Stock Compensation Expense

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $1.5 million for the three months ended October 3, 2020, and $1.0 million for the three months ended September 28, 2019. We recorded compensation expense for stock-based awards of $4.4 million for the nine months ended October 3, 2020, and $3.2 million for the nine months ended September 28, 2019. As of October 3, 2020, there was $7.8 million in total unrecognized compensation cost related entirely to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.7 years at October 3, 2020.

Of the $1.5 million and $1.0 million in stock-based compensation expense in the three months ended October 3, 2020, and September 28, 2019, respectively, $1.3 million and $0.8 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales. Of the $4.4 million and $3.2 million in stock-based compensation expense in the nine months ended October 3, 2020, and September 28, 2019, respectively, $3.9 million and $2.7 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales.

NOTE 6.  ACQUISITION

NEWSOUTH WINDOW SOLUTIONS

On February 1, 2020 (the “closing date”), we completed the acquisition of NewSouth Window Solutions LLC and NewSouth Window Solutions of Orlando LLC (together, “NewSouth”, and the “NewSouth Acquisition”), which became wholly-owned subsidiaries of PGT Innovations, Inc. The fair value of consideration transferred in the acquisition was $90.4 million. The acquisition was financed with proceeds of $53.2 million from the add-on issuance of $50.0 million in 2018 Senior Notes due 2026 (“Add-On Senior Notes”), including a premium of $3.2 million, and with $37.2 million in cash, including a post-closing adjustment owed to sellers of $0.2 million, which was paid during the third quarter of 2020, described below. See Note 9 for a discussion of the Add-On Senior Notes.

The estimated fair value of assets acquired, and liabilities assumed as of the closing date, are as follows:

	Initial Allocation	Adjustments to Allocation	Preliminary Allocation
Accounts receivable	$10,294	$(1,639)	$8,655
Inventories	3,757	(698)	3,059
Contract assets, net	4,413	—	4,413
Prepaid expenses and other assets	1,756	—	1,756
Property and equipment	7,423	10	7,433
Operating lease right-of-use asset	10,578	—	10,578
Intangible assets	28,670	(1,300)	27,370
Goodwill	46,200	4,625	50,825
Accounts payable	(6,621)	—	(6,621)
Accrued and other liabilities	(5,524)	(998)	(6,522)
Operating lease liability	(10,578)	—	(10,578)
Purchase price	$90,368	$—	$90,368

Consideration:
Cash	$90,145	$223	$90,368
Due to Sellers	223	(223)	-
Total fair value of consideration	$90,368	$—	$90,368

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

We incurred acquisition costs totaling $2.4 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the NewSouth Acquisition, which includes $0.9 million in the nine months ended October 3, 2020, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended October 3, 2020. We began incurring these costs in the fourth quarter of 2019.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, has been determined to be $50.8 million, all of which we expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through new direct-to-consumer sales channel opportunities, as well as NewSouth’s extensive advertising throughout Florida, and NewSouth’s market intelligence, which we expect to utilize. During the three months ended October 3, 2020, we made additional adjustments to accrued liabilities assumed in the acquisition totaling $0.9 million, relating to certain commercial contracts that existed at the acquisition date, which required additional warranty-related rework to complete and which we did not become aware of until the 2020 third quarter. We continue to assess the full extent of additional warranty-related rework required for other commercial contracts that existed at the acquisition date. As such, the calculation of the warranty reserve relating to our acquisition of NewSouth is not finalized. Other adjustments to our initial allocation recorded prior to our third quarter of 2020 primarily relate to the commercial assets acquired and liabilities assumed in the NewSouth acquisition. The adjustments included a $1.6 million decrease in acquired commercial accounts receivable, which we determined were uncollectible, a $1.3 million decrease in acquired intangible assets relating to the commercial trade name, which we have determined had no fair value at the acquisition date, $0.7 million relating to certain commercial inventories, which we determined were obsolete at the acquisition date, and an immaterial increase in liabilities assumed of $0.1 million. The net increase in goodwill relating to these adjustments since the initial allocation was $4.6 million.

The purchase agreement relating to the NewSouth Acquisition (“PA”) requires certain post-closing adjustments, under which we determined that we owe sellers an additional $0.2 million. The calculation resulted in a net increase in purchase price of $0.2 million. We paid this amount during the third quarter ended October 3, 2020.

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

	Three Months Ended	Nine Months Ended
	September 28,	October 3,	September 28,
	2019	2020	2019
		(unaudited)
Net sales	$219,780	668,772	633,344

Net income	$15,619	35,351	42,181

Net income per common share:
Basic	$0.27	$0.60	$0.72

Diluted	$0.26	$0.60	$0.71

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

NOTE 7. NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

There were no anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three months ended October 3, 2020, and 86 thousand for the three months ended September 28, 2019. There were 4 thousand anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the nine months ended October 3, 2020, and 90 thousand for the nine months ended September 28, 2019.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net income	$17,322	$15,106	$35,121	$40,408

Weighted-average common shares - Basic	58,963	58,433	58,858	58,320
Add: Dilutive shares from equity plans	479	709	433	872

Weighted-average common shares - Diluted	59,442	59,142	59,291	59,192

Net income per common share:
Basic	$0.29	$0.26	$0.60	$0.69

Diluted	$0.29	$0.26	$0.59	$0.68

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets are as follows:

			Initial
	October 3,	December 28,	Useful Life
	2020	2019	(in years)
	(in thousands)
Goodwill	$328,425	$277,600	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$140,841	$148,841	indefinite

Customer relationships and customer-related assets	201,547	200,647	<1-10
Trade name (amortizable)	22,200	-	15
Developed technology	5,600	3,000	6-10
Non-compete agreement	3,338	1,668	2-5
Software license	590	590	2
Less: Accumulated amortization	(112,908)	(98,784)

Subtotal	120,367	107,121

Other intangible assets, net	$261,208	$255,962

Goodwill at December 28, 2019	$277,600
Increase related to the acquisition of NewSouth	50,825

Goodwill at October 3, 2020	$328,425

Trade names at December 28, 2019	$148,841
Impairment of WWS trade name	(8,000)

Tradenames at October 3, 2020	$140,841

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2020	$4,729
2021	17,641
2022	16,782
2023	14,621
2024	14,575
Thereafter	52,019

Total	$120,367

Amortization expense relating to amortizable intangible assets for the three months ended October 3, 2020, and September 28, 2019, was $4.7 million and $3.9 million, respectively. Amortization expense relating to amortizable intangible assets for the nine months ended October 3, 2020, and September 28, 2019, was $14.1 million and $12.0 million, respectively.

We perform our annual goodwill and indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. Given the general deterioration in economic and market conditions associate with the COVID-19 pandemic, and the narrow excess of fair value over carrying value of our WinDoor and WWS trade names as described in our 2019 Annual Report on Form 10-K, the Company determined it should complete interim quantitative impairment tests of its WinDoor and WWS trade names as of as of the end of the Company’s first quarter of 2020. These interim impairment tests did not indicate that impairments of those assets existed at that time.

Following an increase in net sales of 14.0% in the first quarter of 2020, compared to the first quarter of last year, net sales at our WWS reporting unit decreased 19.3% in the second quarter of 2020, compared to the second quarter of last year. As a result of the decrease in net sales during our second quarter of 2020, compared to the second quarter of last year, as well as continued deterioration in macro-economic conditions in our core western markets relating to the COVID-19 pandemic, we determined to complete a second interim impairment test of our WWS trade name as of July 4, 2020. For this second interim impairment test, we further decreased our modeling assumptions for net sales of our WWS reporting unit for our 2020 fiscal year based on a reassessment of our key assumptions in our modeling, including an updated assessment of macro industry growth in our WWS reporting unit’s key markets. We also decreased our 2021 growth rate assumption as we expect the challenging macro-economic conditions in our core western markets to continue during 2021. Based on our revised modeling, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million in our second quarter of 2020.

The rate of decrease in sales at our WWS reporting unit slowed during the third quarter of 2020, decreasing just 4.6% in the third quarter of 2020, compared to last year’s third quarter, which was within our modeling assumptions used during our second impairment test of our WWS trade name as of July 4, 2020. As such, we concluded that it was not necessary to update our impairment test as of October 3, 2020.

For our WWS reporting unit, our most recent annual impairment test of goodwill was a quantitative assessment. Based on this quantitative assessment, we concluded that it was not more likely than not that the carrying value of our WWS reporting unit exceeded its fair value, as the estimated fair value of our WWS reporting unit substantially exceeded the carrying value at that time. Because of the decrease in sales at our WWS reporting unit and continued deterioration in macro-economic conditions in our core western markets relating to the COVID-19 pandemic as described above, we determined to update the projections in our most recent quantitative assessment of WWS reporting unit to goodwill using the sales projections in our WWS trade name impairment assessment that is discussed above. Based on this update of the most recent quantitative assessment, the amount by which the estimated fair value of our WWS reporting unit exceeds its carrying value has decreased, but such fair value was still estimated to be approximately 10% more than its carrying value. As such, we have concluded that it continues to be not more likely than not that the carrying value of our WWS reporting unit exceeds its fair value. However, should our WWS reporting unit experience future financial results which are below our most recently updated projections, the amount by which the estimated fair value of our WWS reporting unit exceeds the carrying value would further decrease, which could result in an impairment of the goodwill of our WWS reporting unit.

NOTE 9.  LONG-TERM DEBT

	October 3,	December 28,
	2020	2019
	(in thousands)
2018 Senior Notes due 2026, maturing in August 2026	$365,000	$315,000

2016 Credit Agreement due 2022, maturing in October 2022	54,000	64,000

Long-term debt	419,000	379,000

Fees, costs, discount and premium	(7,183)	(10,029)

Long-term debt, net	$411,817	$368,971

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

On January 24, 2020, we completed the add-on issuance of $50.0 million aggregate principal amount of 6.75% senior notes (“Additional Senior Notes”), issued at 106.375% of their principal amount, resulting in a premium to us of $3.2 million. The Additional Senior Notes are part of the same issuance of, and rank equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the Additional Senior Notes, including premium, were used, together with cash on hand, to pay the $90.4 million purchase price in the NewSouth Acquisition.

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, and the Additional Senior Notes totaling $1.3 million, partially offset by the $3.2 million premium on the Additional Senior Notes, which are being amortized under the effective interest method. See “Deferred Financing Costs” below. As of October 3, 2020, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $365.0 million, and accrued interest totaled $4.3 million.

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

2016 Credit Agreement due 2022

On February 16, 2016, we entered into the 2016 Credit Agreement due 2022, among us, the lending institutions identified in the 2016 Credit Agreement due 2022, and Truist Financial Corporation (formerly known as SunTrust Bank), as Administrative Agent and Collateral Agent. The 2016 Credit Agreement due 2022 establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility originally maturing in February 2022 that amortizes on a basis of 1% annually during its six-year term, and a $40.0 million revolving credit facility originally maturing in February 2021 that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement due 2022 are, subject to exceptions, guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries that are restricted subsidiaries and secured by substantially all of our assets as well as our direct and indirect restricted subsidiaries’ assets.

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

On October 31, 2019, we entered into an amendment of our 2016 Credit Agreement due 2022 (“Third Amendment”). The Third Amendment provides for, among other things, (i) a three-year Term A loan in the then aggregate principal amount of $64.0 million (the “Initial Term A Loan”), maturing in October 2022, which refinances in full our existing Term B term loan facility under the 2016 Credit Agreement, and has no regularly scheduled amortization, and (ii) a new five-year revolving credit facility in an aggregate principal amount of up to $80.0 million (the “New Revolving Facility”), maturing in October 2024, which replaces our existing $40.0 million revolving credit facility under the 2016 Credit Agreement, and includes a swing-line facility and letter of credit facility. Our obligations under the 2016 Credit Agreement continue to be secured by substantially all of our assets, as well as our direct and indirect subsidiaries’ assets.

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

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. As of October 3, 2020, there were $4.0 million in letters of credit outstanding and $76.0 million available under the New Revolving Facility.

Fees and costs relating to the Third Amendment were $0.9 million, which are deferred and being amortized. In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. Deferred financing costs and original issue discount allocated to these lenders of $1.5 million were written-off and classified as debt extinguishment costs in our consolidated statement of operations for the year ended December 28, 2019. As of October 3, 2020, after making prepayments of borrowings totaling $10.0 million during the third quarter of 2020, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $54.0 million, and accrued interest was $70 thousand.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 2.17% as of October 3, 2020, and was 3.77% at December 28, 2019.

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

On September 18, 2018, we completed an underwritten, public offering of 7,000,000 shares of our common stock, at a public offering price of $23.00 per share (the “2018 Equity Issuance”). The offering resulted in gross proceeds to the Company of $161.0 million. Net of an underwriting fee of $1.15 per share, net cash proceeds to the Company approximated $153.0 million. Contemporaneously with the 2018 Equity Issuance, we prepaid $162.0 million in borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022.

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees and discount for the nine months ended October 3, 2020, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$10,029
Add: Deferred financing costs from the issuance of the add-on 2018 Senior Notes due 2026	1,266
Less: Premium on the issuance of the add-on 2018 Senior Notes due 2026	(3,187)
Less: Amortization expense relating to 2016 Credit Agreement	(265)
Less: Amortization expense relating to 2018 Senior Notes	(660)

At end of period	$7,183

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of October 3, 2020, is as follows:

(in thousands)	Total
Remainder of 2020	$281
2021	1,169
2022	1,223
2023	1,183
2024	1,250
Thereafter	2,077

Total	$7,183

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $214.0 million since its inception in February 2016 through October 3, 2020, we have no future scheduled repayments until the maturity of the facility on October 31, 2022. The contractual future maturities of long-term debt outstanding, including the remaining balance of the financing arrangement described as other debt, as of October 3, 2020, are as follows (at face value):

(in thousands)
Remainder of 2020	$—
2021	—
2022	54,000
2023	—
2024	—
Thereafter	365,000

Total	$419,000

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

The components of lease expense for the three and nine months ended October 3, 2020, and September 28, 2019, are as follows. Certain amounts in prior periods have been reclassified to conform to the current presentation. There was no change to total lease cost. (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019

Operating lease cost	$2,364	$1,608	$6,775	$5,058
Variable lease cost	927	652	2,523	1,494
Total lease cost	$3,291	$2,260	$9,298	$6,552

Other information relating to leases for the three and nine months ended October 3, 2020, and September 28, 2019, are as follows (in thousands, except years and percentages):

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(2,276)	$(1,546)	$(6,497)	$(4,506)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,079	$—	$17,917	$—

Weighted average remaining lease term in years
Operating leases	6.81	4.13	6.81	4.13

Weighted average discount rate
Operating leases	5.8%	6.2%	5.8%	6.2%

Future maturities under operating leases were as follows at October 3, 2020, and December 28, 2019 (in thousands):

	October 3,	December 28,
	2020	2019
Remainder of 2020	$2,381	$6,319
2021	8,138	4,771
2022	7,305	3,878
2023	6,954	3,741
2024	6,560	3,771
Thereafter	19,604	13,691

Total future minimum lease payments	50,942	36,171

Less: Imputed interest	(9,033)	(7,428)

Operating lease liability - total	$41,909	$28,743

Reported as of October 3, 2020 and December 28, 2019:
Current portion of operating lease liability	$6,396	$4,703
Operating lease liability, less current portion	35,513	24,040

Operating lease liability - total	$41,909	$28,743

As of October 3, 2020, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2028. Lease expense prior to the adoption of ASU 2016-02 would have been $3.3 million for the three months ended October 3, 2020 and was $2.3 million for the three months ended September 28, 2019. Of the $3.3 million for the three months ended October 3, 2020, $1.6 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Of the $2.3 million for the three months ended September 28, 2019, $1.0 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Lease expense prior to the adoption of ASU 2016-02 would have been $9.3 million for the nine months ended October 3, 2020 and was $6.6 million for the nine months ended September 28, 2019. Of the $9.3 million for the nine months ended October 3, 2020, $4.7 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Of the $6.6 million for the nine months ended September 28, 2019, $3.0 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Lease expense was $8.9 million for the year ended December 28, 2019.

The $17.9 million in operating lease right-of-use assets obtained in exchange for operating lease obligations during the nine months ended October 3, 2020 includes $10.6 million related to the NewSouth Acquisition. See Note 6 for additional information.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Our Company is a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of those proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or in the aggregate, will not have a material adverse effect on our operations, financial position or cash flows.

NOTE 12.  INCOME TAXES

Our income tax expense was $5.7 million for the three months ended October 3, 2020, compared with income tax expense of $3.9 million for the three months ended September 28, 2019. Our effective tax rate for the three months ended October 3, 2020, was an expense rate of 24.7%, and was an expense rate of 20.4% for the three months ended September 28, 2019. Our income tax expense was $9.4 million for the first nine months of 2020, compared with income tax expense of $11.3 million for the first nine months of 2019. Our effective tax rate for the nine months ended October 3, 2020, was an expense rate of 21.0%, and was an expense rate of 21.8% for the nine months ended September 28, 2019.

Income tax expense in the three months ended October 3, 2020 included no discrete items of income tax, and in the nine months ended October 3, 2020 includes several discrete items of income tax benefits, including federal and state research and development tax credit true-ups to actual from the assumptions we made when preparing our 2019 tax provision, which totaled $319 thousand, and a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, which was $700 thousand, which benefitted tax expense by $553 thousand, net of its Federal tax effect. For the three and nine months ended September 28, 2019, there were federal and state research and development tax credit true-ups totaling $146 thousand. Excess tax benefits relating to equity awards, treated as a discrete item of income tax, were zero in the three months ended October 3, 2020, and were $665 thousand in the three months ended September 28, 2019. Excess tax benefits were $737 thousand in the nine months ended October 3, 2020, and were $1.7 million in the nine months ended September 28, 2019.

Excluding discrete items of income tax, the effective tax rates for the three months ended October 3, 2020, and September 28, 2019, would have been income tax expense rates of 24.7% and 24.8%, respectively. Excluding discrete items of income tax, the effective tax rates for the nine months ended October 3, 2020, and September 28, 2019, would have been income tax expense rates of 24.6% and 25.3%, respectively.

Our estimated annual effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.0%.

In response to the Pandemic, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) legislation aimed at providing relief for individuals and businesses that have been negatively impacted by the Pandemic. The CARES Act did not have a material impact to our consolidated financial statements. During the three months ended October 3, 2020, we made payments of estimated Federal and state income taxes totaling $4.0 million. We made no payments of estimated Federal or state income taxes prior to the third quarter of 2020, as the deadlines for such payments to the United States government, and the majority of states in which we have nexus, which followed the payment deadline extension of the CARES Act, had been deferred until July 15, 2020. However, we received a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, described above, which was $700 thousand, before Federal effect. During the three and nine months ended September 28, 2019, we made payments of estimated Federal and state income taxes totaling $4.3 million and $10.8 million, respectively.

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

During the three or nine months ended October 3, 2020, or September 28, 2019, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement due 2022, as well as the 2018 Senior Notes due 2026, both classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2022 approximates its carrying value due to its variable-rate nature, and was approximately $54.0 million as of October 3, 2020, compared to a principal outstanding value of $54.0 million, and fair value of $64.0 million as of December 28, 2019, compared to a principal outstanding value of $64.0 million. The fair value of the 2018 Senior Notes due 2026 is based on debt with similar terms and characteristics and was approximately $390.1 million as of October 3, 2020, compared to a principal outstanding value of $365.0 million, which includes the Additional Senior Notes, and the fair value was approximately $338.6 million as of December 28, 2019, compared to a principal outstanding value of $315.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions, which we consider to be a Level 2 input.

Items Measured at Fair Value on a Recurring Basis

The following are measured in the condensed consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	October 3,	Markets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts	$330	$—	$330	$—
MTP contracts	(30)	—	(30)	—

	$300	$—	$300	$—

Fair Value Measurements
Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	December 28,	Markets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts	$(317)	$—	$(317)	$—

	$(317)	$—	$(317)	$—

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

At October 3, 2020, the fair value of our aluminum forward contracts was in a net asset position of $0.3 million. We had 28 outstanding forward contracts for the purchase of 34.6 million pounds of aluminum through December 2021, at an average price of $0.80 per pound, which excludes the Midwest premium, with maturity dates of between one month and fifteen months. At October 3, 2020, the fair value of our MTP contracts was in a net liability position of $30 thousand. We had 14 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 31.5 million pounds of aluminum through December 2021, at an average price of $0.12 per pound, with maturity dates of between one month and fifteen months. We assessed the risk of non-performance of the Company and our counterparty to these contracts, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of October 3, 2020.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of income, net, recognized in the “accumulated other comprehensive income (loss)” line item in the accompanying condensed consolidated balance sheet as of October 3, 2020, that we expect will be reclassified to earnings within the next twelve months, is approximately $0.2 million.

The fair values of our aluminum hedges and MTP contracts are classified in the accompanying condensed consolidated balance sheets at October 3, 2020, and December 28, 2019, as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	October 3, 2020		October 3, 2020
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$429	Accrued liabilities	$(233)
MTP contracts	Other current assets	93	Accrued liabilities	(113)
Aluminum forward contracts	Other assets	136	Other liabilities	(2)
MTP contracts	Other assets	28	Other liabilities	(38)
Total derivative instruments	Total derivative assets	$686	Total derivative liabilities	$(386)

	Derivative Assets		Derivative Liabilities
	December 28, 2019		December 28, 2019
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$193	Accrued liabilities	$(510)
Aluminum forward contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$193	Total derivative liabilities	$(510)

The ending accumulated balance for the aluminum forward and MTP contracts included in accumulated other comprehensive income (losses), net of tax, was an accumulated other comprehensive income of $0.2 million as of October 3, 2020, and was an accumulated other comprehensive loss of $0.2 million at December 28, 2019.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three months ended October 3, 2020, and September 28, 2019 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Three Months Ended			Three Months Ended
	October 3,	September 28,		October 3,	September 28,
	2020	2019		2020	2019

Aluminum contracts	$1,452	$(1,136)	Cost of sales	$(680)	$(1,532)

MTP contracts	$111	$—	Cost of sales	$148	$—

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Nine Months Ended			Nine Months Ended
	October 3,	September 28,		October 3,	September 28,
	2020	2019		2020	2019

Aluminum contracts	$(2,152)	$(2,083)	Cost of sales	$(2,798)	$(3,670)

MTP contracts	$32	$—	Cost of sales	$61	$—

NOTE 15.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the components of accumulated other comprehensive income (loss) for the three and nine months ended October 3, 2020, and September 28, 2019 (in thousands):

	Aluminum
Three months ended October 3, 2020	Forward	MTP
(in thousands)	Contracts	Contracts	Total
Balance at July 4, 2020	$(1,352)	$6	$(1,346)
Change in fair value of derivatives	1,452	111	1,563
Amounts reclassified from other comprehensive loss	680	(148)	532
Tax effect	(533)	9	(524)
Net current-period other comprehensive income	1,599	(28)	1,571
Balance at October 3, 2020	$247	$(22)	$225

	Aluminum
Nine months ended October 3, 2020	Forward	MTP
(in thousands)	Contracts	Contracts	Total
Balance at December 28, 2019	$(238)	$—	$(238)
Change in fair value of derivatives	(2,152)	32	(2,120)
Amounts reclassified from other comprehensive loss	2,798	(61)	2,737
Tax effect	(161)	7	(154)
Net current-period other comprehensive income	485	(22)	463
Balance at October 3, 2020	$247	$(22)	$225

	Aluminum
Three months ended September 28, 2019	Forward
(in thousands)	Contracts	Total
Balance at June 29, 2019	$(2,178)	$(2,178)
Change in fair value of derivatives	(1,136)	(1,136)
Amounts reclassified from other comprehensive loss	1,532	1,532
Tax effect	(102)	(102)
Net current-period other comprehensive income	294	294
Balance at September 28, 2019	$(1,884)	$(1,884)

	Aluminum
Nine months ended September 28, 2019	Forward
(in thousands)	Contracts	Total
Balance at December 29, 2018	$(3,065)	$(3,065)
Change in fair value of derivatives	(2,083)	(2,083)
Amounts reclassified from other comprehensive loss	3,670	3,670
Tax effect	(406)	(406)
Net current-period other comprehensive income	1,181	1,181
Balance at September 28, 2019	$(1,884)	$(1,884)

NOTE 16. SEGMENTS

We have two reportable segments: the Southeast segment, and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of sales from our facilities in Florida. The Western reporting segment, also an operating segment, is composed of sales from our facility in Arizona. Beginning in 2020, sales into certain states have been reclassified between segments. As such, segment sales amounts for the three and nine months ended September 28, 2019, along with the related income from operations, have been revised to conform to the 2020 presentation.

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

The following table represents summary financial data attributable to our operating segments for the three and nine months ended October 3, 2020, and September 28, 2019. Results of the Western segment are composed of the results of WWS (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Net sales:
Southeast segment	$203,741	$161,892	$560,241	$465,051
Western segment	34,292	35,931	100,779	105,079

Total net sales	$238,033	$197,823	$661,020	$570,130

Income (loss) from operations:
Southeast segment	$25,739	$22,410	$70,277	$62,892
Western segment	4,538	3,021	7,401	8,709
Impairment of trade name (1)	—	—	(8,000)	—
Restructuring costs and charges (2)	(321)	—	(4,227)	—

Total income from operations	29,956	25,431	65,451	71,601

Interest expense, net	6,954	6,452	20,979	19,922

Total income before income taxes	$23,002	$18,979	$44,472	$51,679

(1)	For the nine months ended October 3, 2020, the impairment of $8.0 million relates to WWS trade name.
(2)

For the nine months ended October 3, 2020, the restructuring costs and charges of $4.2 million relates to Southeast segment, including an adjustment of $321 thousand uncured and disbursed in the three months ended October 3, 2020.

NOTE 17. RESTRUCTURING COSTS AND CHARGES

As we announced on April 20, 2020, the Company’s management approved a plan to consolidate its manufacturing operations in Florida, which included exiting our manufacturing facility in Orlando, Florida, where our WinDoor and Eze-Breeze products were assembled, and relocate the manufacturing of those products to the our Venice and Tampa, Florida plants, respectively. We ceased production at the Orlando facility during June 2020. As a result of this consolidation, we recorded restructuring costs and charges totalling $4.2 million in the nine months ended October 3, 2020.

The following represents activities of restructuring costs and charges for the nine months ended October 3, 2020, which includes an adjustment of $321 thousand incurred and disbursed in the three months ended October 3, 2020 related to additional property, plant and equipment costs:
	Nine Months Ended October 3, 2020
	Beginning	Charged	Write-offs of		End of
Restructuring costs and charges	of Period	to Expense	Assets	Settled in Cash	Period
(in thousands)
Property, plant and equipment costs and charges	$—	$1,284	$(540)	$(744)	$—
Impairment of operating lease right-of-use asset	—	639	(639)	—	—
Inventory charges	—	1,164	(1,263)	99	—
Personnel-related costs	—	1,140	—	(1,140)	—

Total restructuring costs and charges	$—	$4,227	$(2,442)	$(1,785)	$—

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
•

in addition to the acquisitions of NewSouth and Western Window Systems, our ability to successfully integrate businesses we may acquire in the future, or that any business we acquire may not perform as we expected at the time we acquired it; and

•

the other risks and uncertainties discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended October 3, 2020, and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2019 and our other SEC filings.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made and, except as may be required by law, we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances.

EXECUTIVE OVERVIEW

Impact of COVID-19 on Our Business

During March 2020, a global pandemic (the “Pandemic”) was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). More recently, in July and August 2020, the Pandemic has resulted in a significant number of infections, hospitalizations and deaths in several of our key markets, including Arizona, California, Florida and Texas. The Pandemic has significantly affected economic conditions in those markets, and in the United States in general, and internationally, including due to federal, state and local governments and employers reacting to the public health crisis with mitigation measures, and also due to the general fear and uncertainty created by the Pandemic, all of which has resulted in workforce, supply chain and production disruptions, along with reduced demand and spending in many industries and markets, including in our core markets in Western states, creating significant uncertainties in the U.S. economy. Although certain of the government-mandated restrictions on economic and social activities that were put in place as part of the initial response to the Pandemic have been lifted, it is currently unclear the extent to which increased interactions of social, business, occupational and educational natures will adversely affect efforts to reduce the Pandemic’s health and other effects, how widespread additional or renewed restrictions will be implemented, as they have been in California, for example, and/or how long an economic recovery could take. The extent to which the Pandemic could affect our business, operations and financial results will depend upon numerous evolving factors that we may not be able to accurately predict, including the duration and severity of the length and extent of the economic and market disruptions related to the Pandemic, and the nature, amounts and duration of any additional government stimulus measures designed to bolster the economy.

Our first priority has been and remains the health and safety of our employees, our customers and their families and the communities in which we operate, and as the COVID-19 virus gained a foothold in the Southeast Florida area, we took swift action to protect our employees by temporarily suspending operations at and fumigating our Miami and Hialeah, Florida facilities, each for one-week periods in April 2020. We also took that step at our Western Windows Systems facility in Phoenix, Arizona during July 2020. As of the date of this filing, all of our manufacturing locations are operational and have been deemed essential under various government orders. Each of our facilities has implemented policies and procedures -- with oversight from our senior executives and our COVID-19 Task Force, which is comprised of managers from multiple functional areas and locations -- designed to protect the health and safety of our team members in light of the Pandemic, including: 1) continuing to monitor guidelines from federal, state and local health authorities for personal health and safety, and updating our protocols as needed; 2) enforcing social distancing in common areas, work areas, and production lines where possible; 4) allowing only essential business visitors into our facilities, but only after prescreening and a temperature check; 5) implementing work-at-home programs where possible; 6) allowing only essential business travel; 7) implementing a mandatory face-mask policy for employees at all of our locations, and providing them with those masks where needed; and 8) sourcing supplies such as reusable masks, hand sanitizer and cleaning solutions for use by our employees. Also, we have established an internal COVID-19 Task Force that meets weekly to monitor the Company’s ongoing response to this Pandemic and to communicate with team members and group leaders regarding any essential information relating to the Pandemic.

Due to the then unprecedented uncertainty associated with the Pandemic and its impact on the United States economy, including in our core markets, and on our business, on April 8, 2020, we announced that we were withdrawing our financial performance guidance for 2020. Additionally, due to that same uncertainty, we then took certain actions aimed at preserving cash and maintaining our liquidity, including canceling planned capital expenditures, reducing discretionary spending, closely monitoring and forecasting cash collections and disbursements, and controlling labor-related costs. Given the strong order entry and related increase in sales we began to experience in the second quarter of 2020, and our increased cash position and overall liquidity, we have resumed funding of certain previously delayed capital projects and increased spending on labor-related costs to meet our customers’ requirements. However, we will continue to monitor spending and liquidity, and may reinstate restrictions on spending where we believe it is prudent to do so, whether due to the Pandemic or otherwise.

We ended our third quarter of 2020 with $99.3 million in cash, and $76.0 million in availability under our 2016 Credit Agreement due 2022. Given our cash position and overall liquidity, during our third quarter of 2020, we made voluntary prepayments of borrowings under the term loan of the 2016 Credit Agreement, totaling $10.0 million. After these prepayments, borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022 are $54.0 million. We have no scheduled debt repayment obligations until the maturity of our 2016 Credit Agreement on October 31, 2022.

While we have experienced some delays in receiving certain materials from certain of our suppliers, none of those supply chain disruptions have been significant to-date. However, there can be no assurances that we will not experience significant disruptions to our materials supply chain in future periods during the Pandemic. Our manufacturing, sales and servicing operations have been deemed essential operations under the COVID-19 related government orders issued to-date, and thus, our operations have been permitted to continue at all of our locations. However, there can be no assurance that our operations will continue to be considered essential and exempt from any such emergency or executive orders issued by governmental authorities in response to any future increases in the extent or severity of the Pandemic.

Sales and Operations

During the third quarter of 2020, excluding the sales of our recent NewSouth acquisition, we experienced an increase in sales at our Southeast segment, as increased demand in Florida more than offset any economic effects of the Pandemic. Net sales of our Southeast segment, excluding the sales of NewSouth, were $177 million in the third quarter of 2020, compared to $162 million in the third quarter of 2019, an increase of $15 million, or 9%. Net sales of our Western segment decreased $2 million, or 5%, to $34 million in the third quarter of 2020, from $36 million in the third quarter of 2019. We believe this decrease was due to the change in the economy as a result of the Pandemic, especially in our core markets of California, Arizona and Nevada, offset by strengthening demand driving increased order activity. Our NewSouth acquisition contributed $27 million in the third quarter of 2020.

Our Southeast and Western business units together saw order entries grow 26% over the prior-year quarter, while NewSouth increased orders by approximately 48% compared to last year. Execution of strategic selling and marketing initiatives has been a key driver of sales in addition to recovering market demand for our portfolio of products, aided by an active hurricane season. Due primarily to strengthening order volume, and to a lesser extent, due to longer lead times associated with delays in receiving certain raw materials needed to manufacture our products, we ended the third quarter of 2020 with a consolidated backlog of $198 million at the end of our third quarter of 2020, which includes $45 million from NewSouth, an increase of $131 million from our backlog at year-end of 2019.

Our start to 2020 was strong, with 2020 first quarter consolidated net sales increasing 27%, net income increasing 89%, and net income per diluted share increasing 86%, all as compared to the first quarter of 2019. The first part of our 2020 second quarter was unfavorably impacted by the effects of the Pandemic and the negative economic effects it created, but ended with strengthened demand and increasing order volumes, our third quarter of 2020 saw consolidated net sales increase 20%, to $238.0 million, including the net sales of our NewSouth acquisition, net income increased 15%, to $17.3 million, and net income per diluted share increased 12%, to $0.29. While we believe the Pandemic and its negative economic impacts resulted in some softness in our primary western markets, where we continue to experience challenging macro-economic conditions, we also believe that our strong order volumes on a consolidated basis indicate that our markets as a whole and the new construction and repair and remodel industries into which our products are sold have not been as negatively impacted by the Pandemic as certain other industries in the United States.

Due to the continued uncertainty regarding the duration and severity of the Pandemic and its impact on the economy, and given the significant increase in the number of COVID-19 infections throughout the United States as we enter the Fall season, our ability to forecast our operational and financial performance for the fourth quarter of 2020 and beyond continues to be limited. As such, in lieu of giving full guidance, we are providing a limited outlook for the 2020 fourth quarter. We expect our fourth quarter 2020 consolidated net sales, inclusive of NewSouth, which we acquired on February 1, 2020, to range between $200 million and $210 million, or an increase in the range of 14%, to 20% as compared to the fourth quarter of 2019, reflecting the continuing strength of our order entries during the back half of the third quarter and into October 2020.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of operations as a percentage of total net sales for the periods indicated (in thousands, except percentages):

	Three Months Ended
	October 3,		September 28,
	2020		2019
	(unaudited)
Net sales	$238,033	100.0%	$197,823	100.0%
Cost of sales	151,097	63.5%	127,828	64.6%

Gross profit	86,936	36.5%	69,995	35.4%

Selling, general and administrative expenses	56,659	23.8%	44,564	22.5%
Restructuring costs and charges	321	0.1%	—	-

Income from operations	29,956	12.6%	25,431	12.9%

Interest expense, net	6,954	2.9%	6,452	3.3%

Income before income taxes	23,002	9.7%	18,979	9.6%

Income tax expense	5,680	2.4%	3,873	2.0%

Net income	$17,322	7.3%	$15,106	7.6%

	Nine Months Ended
	October 3,		September 28,
	2020		2019
	(unaudited)
Net sales	$661,020	100.0%	$570,130	100.0%
Cost of sales	418,494	63.3%	365,925	64.2%

Gross profit	242,526	36.7%	204,205	35.8%

Selling, general and administrative expenses	164,848	24.9%	132,604	23.3%
Impairment of trade name	8,000	1.2%	—	-
Restructuring costs and charges	4,227	0.6%	—	-

Income from operations	65,451	9.9%	71,601	12.6%

Interest expense, net	20,979	3.2%	19,922	3.5%

Income before income taxes	44,472	6.7%	51,679	9.1%

Income tax expense	9,351	1.4%	11,271	2.0%

Net income	$35,121	5.3%	$40,408	7.1%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 3, 2020 AND SEPTEMBER 28, 2019

Net sales

	Three Months Ended
	October 3, 2020		September 28, 2019
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$203.7	85.6%	$161.9	81.8%	25.9%
Western segment	34.3	14.4%	35.9	18.2%	(4.6%)

Total net sales	$238.0	100.0%	$197.8	100.0%	20.3%

Net sales for the third quarter of 2020 were $238.0 million, a $40.2 million, or 20.3%, increase in sales, from $197.8 million in the third quarter of the prior year.

Net sales of our Southeast segment were $203.7 million in the third quarter of 2020, compared with $161.9 million in the 2019 third quarter, an increase of $41.8 million, or 25.9%. Southeast segment sales in the third quarter of 2020 includes $27.2 million from our NewSouth Acquisition. Net sales of our Western segment were $34.3 million in the third quarter of 2020, compared with $35.9 million in the third quarter of 2019, a decrease of $1.6 million, or 4.6%. Sales of our Western segment are composed of the sales of WWS.

The $40.2 million increase in net sales for the third quarter of 2020 was primarily driven by the inclusion of the net sales of our NewSouth acquisition, but also organic sales growth in our Southeast segment. These increases in net sales were partially offset by a slight sales decrease at our Western segment. Net sales of our Southeast segment, excluding the sales of our NewSouth acquisition, increased $14.6 million, or 9.0% as compared to the third quarter of 2019. Net sales of our Western segment decreased $1.6 million, or 4.6%, in the third quarter of 2020 compared to the 2019 third quarter. We believe the organic increase in sales of our Southeast segment is due to a resumption of demand for our products in both the new construction and repair and remodel markets that approached the pre-Pandemic strength that existed in our 2020 first quarter. We believe that our Western segment, saw a slowing rate of decline in demand in the 2020 third quarter, as compared to the 2020 second quarter, due to a strengthening housing market in the West, but to a lesser extent than in the Southeast. We believe the negative impact of the Pandemic, although continuing to unfavorably impact our Western segment during the 2020 third quarter, was offset by our customers in the Southeast preparing for what was expected to be, and has been, an active 2020 hurricane season. Net sales of our Southeast segment in the third quarter of 2020 included $27.2 million from our NewSouth acquisition.

Gross profit and gross margin

Gross profit was $86.9 million in the third quarter of 2020, an increase of $16.9 million, or 24.2%, from $70.0 million in the third quarter of 2019. The gross margin percentage was 36.5% in the third quarter of 2020, compared to 35.4% in the prior year third quarter. Gross margin in the third quarter of 2020, compared to the third quarter of 2019, benefitted from operating leverage provided by the increased organic sales volume in our Southeast segment, improvements driven by operational efficiencies at our Western segment, and the addition of and accretion from our NewSouth Acquisition.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $56.7 million in the third quarter of 2020, an increase of $12.1 million, from $44.6 million in the third quarter of 2019. SG&A in the third quarter of 2020 was 23.8% of net sales, compared to 22.5% of net sales in the third quarter of 2019. The increase in SG&A is primarily the result of the inclusion of the SG&A expenses of NewSouth for the third quarter of 2020, which resulted in an increase in SG&A totaling $10.7 million from its acquisition on February 1, 2020, which includes $0.8 million in amortization of the amortizable intangible assets acquired in the acquisition of NewSouth. Excluding the increase in SG&A from the inclusion of NewSouth, SG&A increased $1.3 million in the third quarter of 2020, compared to the third quarter of 2019. The increase in SG&A in the third quarter of 2020, compared to the 2019 third quarter, was primarily due to the inclusion of costs in the third quarter of 2020 of $0.8 million relating to COVID-19 safety measures taken at all Company facilities. Additionally, there were increases in several other categories, including depreciation, stock-based compensation, as well as additional costs from investing in our strategic selling and marketing initiatives, as well as higher distribution costs on increased sales levels.

Restructuring costs and charges

As we announced on April 20, 2020, the Company’s management approved a plan to consolidate its manufacturing operations in Florida, which included exiting our manufacturing facility in Orlando, Florida, where our WinDoor and Eze-Breeze products were assembled, and relocating the manufacturing of those products to the our Venice and Tampa, Florida plants, respectively. We ceased production at the Orlando facility during June 2020. We made an adjustment of $321 thousand to the restructuring costs and charges, incurred and disbursed in the three months ended October 3, 2020, related to additional property, plant and equipment costs.

Income from operations

Income from operations was $30.0 million in the third quarter of 2020, an increase of $4.6 million, from $25.4 million in the third quarter of 2019. Income from operations in the third quarter of 2020 includes $25.7 million from our Southeast segment and $4.5 million from our Western segment, compared to $22.4 million and $3.0 million from our Southeast and Western segments, respectively, in the third quarter of 2019, all after allocation of corporate operating costs in both periods. Income from operations in the third quarter of 2020 was also impacted by a third quarter adjustment of $321 thousand relating to restructuring costs and charges from our Florida plant consolidation actions taken in the 2020 second quarter, adjusted in the 2020 third quarter, relating to our Southeast segment. The increase in income from operations in the third quarter of 2020 compared to the third quarter of 2019 is primarily a result of the increase in gross profit discussed above, including the accretion to gross profit from the addition of NewSouth, partially offset by an increase in SG&A in the third quarter of 2020, compared to last year’s third quarter.

Interest expense, net

Interest expense was $7.0 million in the third quarter of 2020, an increase of $0.5 million, or 7.8%, from $6.5 million in the third quarter of 2019. Interest expense in the third quarter of 2020 includes an increase in interest expense due to the issuance of the Additional Senior Notes totaling $50.0 million effective on January 24, 2020, which we used to finance a portion of the purchase price for our acquisition of NewSouth. This increase was partially offset by a decrease in interest costs for our term loan under our 2016 Credit Agreement due to a decrease in the borrowing rate in the third quarter of 2020, compared to the 2019 third quarter.

Income tax expense

Our income tax expense was $5.7 million for the third quarter of 2020, compared with income tax expense of $3.9 million for the third quarter of 2019. Our effective tax rate for the three months ended October 3, 2020, was an expense rate of 24.7%, and was an expense rate of 20.4% for the three months ended September 28, 2019.

Income tax expense in the three months ended October 3, 2020 included no discrete items of income tax. For the three months ended September 28, 2019, there were Federal and state research and development tax credit true-ups totaling $146 thousand. Excess tax benefits relating to equity awards, treated as a discrete item of income tax, were zero in the three months ended October 3, 2020, and were $665 thousand in the three months ended September 28, 2019.

Excluding discrete items of income tax, the effective tax rates for the three months ended October 3, 2020, and September 28, 2019, would have been income tax expense rates of 24.7% and 24.8%, respectively. Our estimated annual effective tax rate, excluding the discrete items discussed above, approximates our current combined statutory federal and state rate of 25.0%.

In response to the Pandemic, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) legislation aimed at providing relief for individuals and businesses that have been negatively impacted by the Pandemic. The CARES Act did not have a material impact to our consolidated financial statements. During the three months ended October 3, 2020, we made payments of estimated Federal and state income taxes totaling $4.0 million. We made no payments of estimated Federal or state income taxes prior to the third quarter of 2020, as the deadlines for such payments to the United States government, and the majority of states in which we have nexus, which followed the payment deadline extension of the CARES Act, had been deferred until July 15, 2020. However, we received a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, described above, which was $700 thousand, before Federal effect. During the three months ended September 28, 2019, we made payments of estimated Federal and state income taxes totaling $4.3 million.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 3, 2020 AND SEPTEMBER 28, 2019

Net sales

	Nine Months Ended
	October 3, 2020		September 28, 2019
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$560.2	84.7%	$465.1	81.6%	20.5%
Western segment	100.8	15.3%	105.0	18.4%	(4.1%)

Total net sales	$661.0	100.0%	$570.1	100.0%	15.9%

Net sales for the first nine months of 2020 were $661.0 million, a $90.9 million, or 15.9%, increase in sales, from $570.1 million in the first nine months of 2019. Southeast segment sales in the first nine months of 2020 includes $66.2 million from our NewSouth Acquisition. The first nine months of 2020 includes 40 weeks of sales, compared to 39 weeks in the first nine months of 2019, as our fiscal year of 2020 will be 53 weeks long, compared to 52 weeks in our 2019 fiscal year.

Net sales of our Southeast segment were $560.2 million in the first nine months of 2020, compared with $465.1 million in the first nine months of 2019, an increase of $95.1 million, or 20.5%. Net sales of our Western segment were $100.8 million in the first nine months of 2020, compared with $105.1 million in the first nine months of 2019, a decrease of $4.2 million. Sales of our Western segment are composed of sales of WWS.

The $90.9 million increase in net sales for the first nine months of 2020 was primarily driven by the inclusion of the net sales of our NewSouth acquisition. These increases were partially offset by a slight sales decrease at our Western segment. Net sales of our Southeast segment, excluding the sales of our NewSouth acquisition, increased $28.9 million, or 6.2%, while net sales of our Western segment decreased $4.2 million, or 4.1%, in the first nine months of 2020 compared to the 2019 first nine months. The organic sales growth at our Southeast segment in the first nine months of 2020 was a result of strong organic growth in the 2020 first and third quarters, partially offset by an organic sales decrease in the second quarter of 2020, as our Southeast segment was unfavorably impacted by the Pandemic and consumer and government responses thereto. The decrease in sales at our Western segment in the first nine months of 2020 was driven by the economic challenges and related decrease in demand for our products in our core Western states, especially during the second quarter of 2020, but also continuing into the third quarter of 2020, caused by the Pandemic and government responses thereto, including stay-at-home orders, as well as by the general economic uncertainty that persisted in those markets. That decline in sales was offset in part by stronger sales in the first quarter of 2020, prior to the Pandemic. However, the rate of decrease in sales at our Western segment lessened during the third quarter of 2020, as compared to the second quarter of 2020, due to a strengthening new construction housing market in the West, but to a lesser extent than the new construction markets in the Southeast. We believe the Pandemic has impacted our Southeast segment to a lesser degree than our Western segment as, during the second and third quarters of 2020, our customers in the Southeast continued to prepare for what was expected to be, and has been, an active 2020 hurricane season. Net sales of our Southeast segment for the third quarter of 2020 included $66.2 million from our NewSouth acquisition.

Gross profit and gross margin

Gross profit was $242.5 million in the first nine months of 2020, an increase of $38.3 million, or 18.8%, from $204.2 million in the first nine months of 2019. The gross margin percentage was 36.7% in the first nine months of 2020, compared to 35.8% in the first nine months of 2019, an increase of 0.9%. Gross margin increased in the first nine months of 2020 due primarily to the favorable effects of a higher sales and the resulting additional leverage provided to cover fixed costs, lower material costs, primarily aluminum costs, a heightened focus on labor cost management leading to improved operating efficiencies, especially at our Western segment, and the addition of and accretion from our NewSouth Acquisition. These benefits were offset by the negative effects of a decrease in organic volume, and a change in mix of products during the first nine months of 2020 compared to last year’s first nine months.

Selling, general and administrative expenses

SG&A expenses were $164.8 million in the first nine months of 2020, an increase of $32.2 million, from $132.6 million in the first nine months of 2019. SG&A in the first nine months of 2020 was 24.9% of net sales, compared to 23.3% of net sales in the first nine months of 2019. The increase in SG&A is primarily the result of the inclusion of the SG&A expenses of NewSouth for the third quarter of 2020, which resulted in an increase in SG&A totaling $25.7 million from its acquisition on February 1, 2020, which includes $2.2 million in amortization of the amortizable intangible assets acquired in the acquisition of NewSouth. Excluding the increase in SG&A from the inclusion of NewSouth, SG&A increased $6.5 million in the first nine months of 2020, compared to the 2019 first nine months. The increase in SG&A in the first nine months of 2020, compared to the 2019 first nine months, was due to the inclusion of costs in the first nine months of 2020 of $2.4 million relating to COVID-19 safety measures taken, including increased frequency of cleaning and sanitization of all facilities, as well as $0.9 million in acquisition costs relating to our NewSouth acquisition. Additionally, there were increases in several other categories, including depreciation, stock-based compensation, as well as additional costs from investing in our strategic selling and marketing initiatives, and higher distribution costs on increased sales levels.

Impairment of trade name

There was an impairment of our WWS trade name of $8.0 million in the nine months ended October 3, 2020. Following an increase in net sales of 14.0% in the first quarter of 2020, compared to the first quarter of last year, net sales at our WWS reporting unit decreased 19.3% in the second quarter of 2020 compared to last year’s second quarter. As a result of this decrease in net sales in our second quarter of 2020, compared to the second quarter of last year, as well as continued deterioration in economic and market conditions surrounding the Pandemic, we determined to complete an interim impairment test of our WWS trade name as of July 4, 2020. For this interim impairment test, we decreased our modeling assumptions for net sales of our WWS reporting unit for our 2020 fiscal year based on a reassessment of our key assumptions in our modeling, including an updated assessment of macro industry growth in our WWS reporting unit’s key markets. We also decreased our 2021 growth rate assumption as we expect the challenging macro-economic conditions in our core western markets to continue during 2021. Based on our revised modeling, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million in the second quarter of 2020.
The rate of decrease in sales at our WWS reporting unit slowed during the third quarter of 2020, decreasing just 4.6% in the third quarter of 2020, compared to the third quarter of last year, which was within our modeling assumptions used during our second impairment test of our WWS trade name as of July 4, 2020. As such, we concluded that it was not necessary to update our impairment test as of October 3, 2020.

Restructuring costs and charges

As we announced on April 20, 2020, the Company’s management approved a plan to consolidate its manufacturing operations in Florida, which included exiting our manufacturing facility in Orlando, Florida, where our WinDoor and Eze-Breeze products were assembled, and relocating the manufacturing of those products to our Venice and Tampa, Florida plants, respectively. We ceased production at the Orlando facility during June 2020. As a result of this consolidation, we recorded restructuring costs and charges totaling $4.2 million in the nine months ended October 3, 2020.

Of the $4.2 million in restructuring costs and charges, $1.9 million represents costs relating to and write-offs of property, plant and equipment, including the impairment of the right-of-use asset of the lease of the Orlando, Florida facility, $1.2 million represents charges relating to inventory not expected to be used due to product rationalization, which we chose to dispose of, and $1.1 million represents personnel-related costs. Substantially all of the personnel-related costs had been paid in cash by the end of our 2020 first nine months.

The following represents activities of restructuring costs and charges for the nine months ended October 3, 2020, which includes an adjustment of $321 thousand incurred and disbursed in the three months ended October 3, 2020 related to additional property, plant and equipment costs:

	Nine Months Ended October 3, 2020
	Beginning	Charged	Write-offs of		End of
Restructuring costs and charges	of Period	to Expense	Assets	Settled in Cash	Period
(in thousands)
Property, plant and equipment costs and charges	$—	$1,284	$(540)	$(744)	$—
Impairment of operating lease right-of-use asset	—	639	(639)	—	—
Inventory charges	—	1,164	(1,263)	99	—
Personnel-related costs	—	1,140	—	(1,140)	—

Total restructuring costs and charges	$—	$4,227	$(2,442)	$(1,785)	$—

Income from operations

Income from operations was $65.5 million in the first nine months of 2020, a decrease of $6.1 million, from $71.6 million in the first nine months of 2019. Income from operations in the first nine months of 2020 includes $70.3 million from our Southeast segment and $7.4 million from our Western segment, compared to $62.9 million and $8.7 million from our Southeast and Western segments, respectively, in the first nine months of 2019, all after allocation of corporate operating costs in both periods. Income from operations in the first nine months of 2020 was also impacted by an impairment charge of $8.0 million in the second quarter of 2020 relating to our WWS trade name of our Western segment, and restructuring costs and charges of $4.2 million relating to our Florida plant consolidation actions taken in the 2020 second quarter, and further adjusted in the 2020 third quarter, relating to our Southeast segment. The decrease in income from operations in the first nine months of 2020 compared to the first nine months of 2019 is primarily a result of these charges, but also due to the increase in gross profit discussed above, partially offset by the increase in SG&A in the first nine months of 2020, compared to last year’s first nine months.

Interest expense, net

Interest expense was $21.0 million in the first nine months of 2020, an increase of $1.1 million, or 5.3%, from $19.9 million in the first nine months of 2019. Interest expense in the first nine months of 2020 includes an increase in interest expense due to the issuance of the Additional Senior Notes totaling $50.0 million effective on January 24, 2020, which we used to finance a portion of the purchase price for our acquisition of NewSouth. This increase was partially offset by a decrease in interest costs for our term loan under our 2016 Credit Agreement due to a decrease in the weighted-average borrowing rate in the first nine months of 2020, compared to the first nine months of 2019.

Income tax expense

Our income tax expense was $9.4 million for the first nine months of 2020, compared with $11.3 million for the first nine months of 2019. Our effective tax rate for the nine months ended October 3, 2020, was 21.0%, and was 21.8% for the nine months ended September 28, 2019.

Income tax expense in the nine months ended October 3, 2020 includes several discrete items of income tax benefits, including Federal and state research and development tax credit true-ups to actual from the assumptions we made when preparing our 2019 tax provision, which totaled $319 thousand, and a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, which was $700 thousand, which benefitted tax expense by $553 thousand, net of its Federal tax effect. For the nine months ended September 28, 2019, there were Federal and state research and development tax credit true-ups totaling $146 thousand. Excess tax benefits relating to equity awards, treated as a discrete item of income tax, were $737 thousand in the nine months ended October 3, 2020, and were $1.7 million in the nine months ended September 28, 2019.

Excluding discrete items of income tax, the effective tax rates for the nine months ended October 3, 2020, and September 28, 2019, would have been income tax expense rates of 24.6% and 25.3%, respectively.

In response to the Pandemic, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) legislation aimed at providing relief for individuals and businesses that have been negatively impacted by the Pandemic. The CARES Act did not have a material impact to our consolidated financial statements. During the three months ended October 3, 2020, we made payments of estimated Federal and state income taxes totaling $4.0 million. We made no payments of estimated Federal or state income taxes prior to the third quarter of 2020, as the deadlines for such payments to the United States government, and the majority of states in which we have nexus, which followed the payment deadline extension of the CARES Act, had been deferred until July 15, 2020. However, we received a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, described above, which was $700 thousand, before Federal effect. During the nine months ended September 28, 2019, we made payments of estimated Federal and state income taxes totaling $10.8 million.

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

We ended the third quarter of 2020 with $99.3 million in cash on hand and have $76.0 million in availability under the revolving credit facility of our 2016 Credit Agreement due 2022. Additionally, we have no scheduled debt repayment obligations until the maturity of the outstanding balance of $54.0 million under our 2016 Credit Agreement on October 31, 2022.

Given the increase in orders for our products and resulting sales that we began to experience at the end of the second quarter of 2020 and in the third quarter, and due to the increase in our cash position and overall liquidity, we have resumed capital expenditures for certain selected projects, in addition to repaying $10 million of the term loan portion of our 2016 Credit Agreement due 2022, following the end of the third quarter. However, given the economic uncertainty created by the Pandemic, and especially in light of the increasing number of COVID-19 infections heading into the Fall season, we intend to closely monitor our business operations, costs and expenses and liquidity in future periods for the foreseeable future, and will make adjustments to our capital expenditures and other expenses when we believe it is prudent to do so.

Consolidated Cash Flows

Our principal source of liquidity is cash flow generated by operations and supplemented by borrowings under our credit facilities. We expect that this cash generating capability will provide us with financial flexibility in meeting operating and investing needs, but there can be no assurance that will be the case in future periods, due to the possible adverse impacts that the Pandemic and its effects on the economy may have on our business. Our primary capital requirements are to fund working capital needs, meet required debt service payments on our credit facilities and fund capital expenditures.

The following table summarizes our cash flow results for the first nine months of 2020 and 2019:

	Components of Cash Flows
	Nine Months Ended
	October 3,	September 28,
(in millions)	2020	2019
Cash provided by operating activities	$65.4	$54.3
Cash used in investing activities	(105.1)	(20.2)
Cash provided by (used in) financing activities	41.8	(4.9)

Increase in cash and cash equivalents	$2.1	$29.2

Operating activities. Cash provided by operating activities during the first nine months of 2020 was $65.4 million, compared to cash provided of $54.3 million in the first nine months of 2019. The increase in cash provided by operating activities for the first nine months of 2020, as compared to the first nine months of 2019, of $11.1 million, was due to the factors set forth in the table below.

Direct cash flows from operations for the first nine months of 2020 and 2019 are as follows:

	Direct Operating Cash Flows
	Nine Months Ended
	October 3,	September 28,
(in millions)	2020	2019
Collections from customers	$651.7	$574.6
Other collections of cash	3.7	6.4
Disbursements to vendors	(410.6)	(356.0)
Personnel related disbursements	(151.2)	(136.5)
Income taxes paid, net	(3.3)	(10.8)
Debt service payments	(24.8)	(23.3)
Other cash activity, net	(0.1)	(0.1)

Cash from operations	$65.4	$54.3

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 43 days at October 3, 2020, compared to 42 days at September 28, 2019.

Inventory on hand as of October 3, 2020, was $54.7 million, compared to $43.9 million at December 28, 2019, an increase of $10.8 million. Inventory on hand at October 3, 2020 includes $4.5 million relating to our acquisition of NewSouth.

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

Investing activities. Cash used in investing activities was $105.1 million for the first nine months of 2020, compared to cash used in investing activities of $20.2 million for the first nine months of 2019, an increase in cash used in investing activities of $84.9 million. Cash used to acquire NewSouth in the first nine months of 2020 totaled $90.4 million. This increase in cash used was partially offset by a decrease in cash used in investing activities due to a decrease in capital expenditures of $4.9 million, which went from $20.3 million in the first nine months of 2019, to $15.4 million in the first nine months of 2020. In the first nine months of 2020, management made the decision to decrease spending on a majority of capital projects as part of its cash preservation strategy due to the uncertainty around the Pandemic and its potential impact to the Company’s liquidity. Proceeds from disposals of assets in the first nine months of 2020 was $0.7 million, compared with less than $0.1 million in the first nine months of 2019.

Financing activities. Cash provided in financing activities was $41.8 million in the first nine months of 2020, compared to cash used in financing activities of $4.9 million in the first nine months of 2019, an increase in cash provided of $46.7 million. In the first nine months of 2020, we issued the Additional Senior Notes, which provided proceeds of $53.2 million, including a premium of $3.2 million. Proceeds from the issuance of the Additional Senior Notes were used to partially fund the acquisition of NewSouth. There were payments of financing costs totaling $1.3 million in the first nine months of 2020, related to the issuance of the Additional Senior Notes. We made prepayments of borrowings of the term loan under the 2016 Credit Agreement due 2022 of $10.0 million in the first nine months of 2020, compared to payments of other long-term debt of $0.2 million in the first nine months of 2019. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $0.8 million in the first nine months of 2020, versus $0.5 million in the first nine months of 2019, an increase in cash used of $0.3 million. Proceeds from the exercises of stock options were $0.5 million in the first nine months of 2020, compared to $1.3 million in the first nine months of 2019, a decrease in proceeds of $0.8 million. There were proceeds from stock issued under our 2019 Employee Stock Purchase Plan of $0.1 million during the first nine months of 2020. During the three months ended September 28, 2019, we made repurchases of 393,819 shares of our common stock totaling $5.6 million under a previously announced repurchase program authorized by our Board of Directors.

During the nine months ended October 3, 2020, we made payments of estimated Federal and state income taxes totaling $4.0 million. These payments were partially offset by a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, which was $700 thousand, before Federal effect. During the nine months ended September 28, 2019, we made payments of estimated Federal and state income taxes totaling $10.8 million.

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

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, and the Additional Senior Notes totaling $1.3 million, partially offset by the $3.2 million premium on the Additional Senior Notes, which are being amortized under the effective interest method. See “Deferred Financing Costs” below. As of October 3, 2020, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $365.0 million, and accrued interest totaled $4.3 million.

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

2016 Credit Agreement due 2022

On February 16, 2016, we entered into the 2016 Credit Agreement due 2022, among us, the lending institutions identified in the 2016 Credit Agreement due 2022, and Truist Financial Corporation, as Administrative Agent and Collateral Agent. The 2016 Credit Agreement due 2022 establishes new senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility originally maturing in February 2022 that amortizes on a basis of 1% annually during its six-year term, and a $40.0 million revolving credit facility originally maturing in February 2021 that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement due 2022 are, subject to exceptions, guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries that are restricted subsidiaries and secured by substantially all of our assets as well as our direct and indirect restricted subsidiaries’ assets.

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

On October 31, 2019, we entered into an amendment of our 2016 Credit Agreement due 2022 (“Third Amendment”). The Third Amendment provides for, among other things, (i) a three-year Term A loan in the then aggregate principal amount of $64.0 million (the “Initial Term A Loan”), maturing in October 2022, which refinances in full our existing Term B term loan facility under the 2016 Credit Agreement, and has no regularly scheduled amortization, and (ii) a new five-year revolving credit facility in an aggregate principal amount of up to $80.0 million (the “New Revolving Facility”), maturing in October 2024, which replaces our existing $40.0 million revolving credit facility under the 2016 Credit Agreement, and includes a swing-line facility and letter of credit facility. Our obligations under the 2016 Credit Agreement continue to be secured by substantially all of our assets, as well as our direct and indirect subsidiaries’ assets.

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

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. As of October 3, 2020, there were $4.0 million in letters of credit outstanding and $76.0 million available under the New Revolving Facility.

Fees and costs relating to the Third Amendment were $0.9 million, which are deferred and being amortized. In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. Deferred financing costs and original issue discount allocated to these lenders of $1.5 million were written-off and classified as debt extinguishment costs in our consolidated statement of operations for the year ended December 28, 2019. As of October 3, 2020, after making prepayments of borrowings totaling $10.0 million during the third quarter of 2020, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $54.0 million, and accrued interest was $70 thousand.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 2.17% as of October 3, 2020, and was 3.77% at December 28, 2019.

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

On September 18, 2018, we completed an underwritten, public offering of 7,000,000 shares of our common stock, at a public offering price of $23.00 per share (the “2018 Equity Issuance”). The offering resulted in gross proceeds to the Company of $161.0 million. Net of an underwriting fee of $1.15 per share, net cash proceeds to the Company approximated $153.0 million. Contemporaneously with the 2018 Equity Issuance, we prepaid $162.0 million in borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022.

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees and discount for the three months ended October 3, 2020, are as follows. All debt-related fees, costs and original issue discount are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$10,029
Add: Deferred financing costs from the issuance of the add-on 2018 Senior Notes due 2026	1,266
Less: Premium on the issuance of the add-on 2018 Senior Notes due 2026	(3,187)
Less: Amortization expense relating to 2016 Credit Agreement	(265)
Less: Amortization expense relating to 2018 Senior Notes	(660)

At end of period	$7,183

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated as of October 3, 2020, is as follows:

(in thousands)	Total
Remainder of 2020	$281
2021	1,169
2022	1,223
2023	1,183
2024	1,250
Thereafter	2,077

Total	$7,183

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $214.0 million since its inception in February 2016, we have no future scheduled repayments until the maturity of the facility on October 31, 2022. The contractual future maturities of long-term debt outstanding, including the remaining balance of the financing arrangement described as other debt, as of October 3, 2020, are as follows (at face value):

(in thousands)
Remainder of 2020	$—
2021	—
2022	54,000
2023	—
2024	—
Thereafter	365,000

Total	$419,000

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first nine months of 2020, capital expenditures were $15.4 million, compared to $20.3 million for the first nine months of 2019. In the first half of 2020, management made the decision to decrease spending on a majority of capital projects as part of its cash preservation strategy implemented in response to the uncertainty around the Pandemic’s impact on the Company’s business and liquidity. During the third quarter of 2020, the Company’s management determined to begin funding certain previously deferred capital projects in view of the increased order entry, sales, cash position and overall liquidity the Company has experienced. The Company’s management will continue to evaluate the level of capital expenditures the Company may incur for the remainder of 2020 and thereafter, but we expect to continue to fund previously deferred capital projects, which may result in a higher level of capital spending as compared to the first nine months of 2020. However, we may return to a more conservative approach to managing capital expenditures going forward based on our evaluation of future economic conditions and the performance of our businesses and operations, including the impact of the Pandemic and the economic uncertainty it has caused on our sales, cash position and overall liquidity. Our capital expenditure program is directed towards making investments in capital assets that we believe will increase both gross sales and margins, but also includes capital expenditures for maintenance capital.

Aluminum Forward and Midwest Transaction Premium Contracts. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. Beginning late in the first nine months of 2020, we began entering into forward contracts to hedge the fluctuations in the price of the delivery component of our aluminum extrusion purchases, known as the Midwest Transaction Premium (MTP).

At October 3, 2020, the fair value of our aluminum forward contracts was in a net asset position of $0.3 million. We had 28 outstanding forward contracts for the purchase of 34.6 million pounds of aluminum through December 2021, at an average price of $0.80 per pound, which excludes the Midwest premium, with maturity dates of between one month and fifteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was immaterial and, therefore, did not record any adjustment to fair value as of October 3, 2020.

At October 3, 2020, the fair value of our MTP contracts was in a net liability position of $30 thousand. We had 14 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 31.5 million pounds of aluminum through December 2021, at an average price of $0.12 per pound, with maturity dates of between one month and fifteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was immaterial and, therefore, did not record any adjustment to fair value as of October 3, 2020.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of income (loss), net, recognized in the “accumulated other comprehensive income (loss)” line item in the accompanying condensed consolidated balance sheet as of October 3, 2020, that we expect will be reclassified to earnings within the next twelve months, will be approximately $0.2 million.

Restructuring Costs and Charges

Florida Manufacturing Facilities Consolidation. As we announced on April 20, 2020, the Company’s management approved a plan to consolidate its manufacturing operations in Florida, which included exiting our manufacturing facility in Orlando, Florida, where our WinDoor and Eze-Breeze products were assembled, and relocate the manufacturing of those products to the our Venice and Tampa, Florida plants, respectively. We ceased production at the Orlando facility during June 2020. As a result of this consolidation, we recorded restructuring costs and charges totalling $4.2 million in the nine months ended October 3, 2020.

The following represents activities of restructuring costs and charges for the nine months ended October 3, 2020, which includes an adjustment of $321 thousand incurred and disbursed in the three months ended October 3, 2020 related to additional property, plant and equipment costs.:

	Nine Months Ended October 3, 2020
	Beginning	Charged	Write-offs of		End of
Restructuring costs and charges	of Period	to Expense	Assets	Settled in Cash	Period
(in thousands)
Property, plant and equipment costs and charges	$—	$1,284	$(540)	$(744)	$—
Impairment of operating lease right-of-use asset	—	639	(639)	—	—
Inventory charges	—	1,164	(1,263)	99	—
Personnel-related costs	—	1,140	—	(1,140)	—

Total restructuring costs and charges	$—	$4,227	$(2,442)	$(1,785)	$—

Contractual Obligations

Except for the issuance of the Additional Senior Notes, as described in Part I., Item 1., Note 9, and the addition of $17.9 million in operating lease liabilities in the nine months ended October 3, 2020, as described in Part I., Item 1., Note 10, including the $10.6 million in operating lease liabilities assumed in the NewSouth Acquisition, described in Part I., Item 1., Note 6, there have been no significant changes to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 28, 2019.

Significant Accounting Policies and Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Significant accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results, and those that require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the condensed consolidated financial statements and the possibility that future events may be significantly different from our expectations. We identified our significant accounting policies in our Annual Report on Form 10-K for the year ended December 28, 2019. There have been no changes to our critical accounting policies during the first nine months of 2020.

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

Following an increase in net sales of 14.0% in the first quarter of 2020, compared to the first quarter of last year, net sales at our WWS reporting unit decreased 19.3% in the second quarter of 2020, compared to last year’s second quarter. As a result of this decrease in net sales in the second quarter of 2020, compared to the second quarter of last year, as well as continued deterioration in macro-economic conditions in our core western markets relating to the Pandemic, we determined to complete a second interim impairment test of our WWS trade name as of July 4, 2020. For this second interim impairment test, we further decreased our modeling assumptions for net sales of our WWS reporting unit for our 2020 fiscal year based on a reassessment of our key assumptions in our modeling, including an updated assessment of macro industry growth in our WWS reporting unit’s key markets. We also decreased our 2021 growth rate assumption as we expect the challenging macro-economic conditions in our core western markets to continue during 2021, Based on our revised modeling, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million in our second quarter of 2020.

The rate of decrease in sales at our WWS reporting unit slowed during the third quarter of 2020, decreasing just 4.6% in the third quarter of 2020, compared to last year’s third quarter, which was within our modeling assumptions used during our second impairment test of our WWS trade name as of July 4, 2020. As such, we concluded that it was not necessary to update our impairment test as of October 3, 2020.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge the delivery component of our aluminum needs, known as the Midwest Transaction Premium (“MTP”). As of October 3, 2020, we are covered for approximately 63% of our anticipated aluminum needs during the fourth quarter of 2020 at an average price of $0.82 per pound, and for approximately 51% of our anticipated aluminum needs in 2021 at an average price of $0.80 per pound. These calculations are based only on the LME price of aluminum and excludes an estimate for the MTP, which we hedge separately. As of October 3, 2020, we are covered for approximately 35% of our anticipated MTP costs for the fourth quarter of 2020 at an average price of $0.12 per pound, and for approximately 50% of our anticipated MTP costs in 2021 at an average price of $0.12 per pound.

Regarding our aluminum hedging instruments for the purchase of aluminum, as of October 3, 2020, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $2.8 million. This calculation utilizes our actual commitment of 34.6 million pounds under contract (to be settled throughout December 2021) and the market price of aluminum as of October 3, 2020. This calculation is based only on the LME price of aluminum and excludes an estimate for the MTP. Regarding our MTP contracts for hedging of the delivery component of our aluminum needs, as of October 3, 2020, a 10% decrease in the Platts MW US Transaction price per pound would decrease the fair value of our MTP contracts an estimated $364 thousand. This calculation utilizes our actual commitment of 31.5 million pounds under contract (to be settled throughout December 2021) and the then current Platts MW US Transaction price per pound as of October 3, 2020.

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19 pandemic”, or “Pandemic”). The Pandemic has significantly affected economic conditions in the United States and internationally, as federal, state and local governments reacted, and continue to react, to the public health crisis with mitigation measures, resulting in workforce, supply chain and production disruptions, along with reduced demand and spending in many industry sectors, creating significant uncertainties in the U.S. economy. Although efforts have been undertaken to reduce restrictions on economic and social activities that were put in place as part of the initial response to the Pandemic, increased social and other interactions may adversely affect efforts to reduce the COVID-19 pandemic’s health and other effects. For example, there were significant increases in the number of COVID-19 infections and hospitalizations in many of our core markets during the Summer of 2020, including Arizona, Florida and Texas, and there has been a significant increase in infections and hospitalizations in many states in October 2020. It is uncertain whether, or the extent to which, these increases in infections and hospitalizations will result in renewed government restrictions, how long any such restrictions may last, and how the increasing rate of infections in the Fall may impact consumers’ voluntary behavior with respect to economic activity, including demand for our products. It is also unknown how long the economic uncertainty and challenges arising from the Pandemic, including elevated unemployment rates, will last and/or how long an economic recovery could take.

The COVID-19 pandemic has had, and may continue to have, an unfavorable impact on our business, results of operations, and financial condition, among other risks, although the extent, nature and timing of such impacts cannot be predicted at this time. As the virus continues to unfold in the United States and globally, our business, results of operations and financial condition may be materially and adversely affected.

The extent to which the COVID-19 pandemic ultimately impacts us will depend on a number of factors and developments that we are not able to predict or control, including, among others: the severity and duration of the outbreak, including the duration and severity of additional periods of increases or spikes in the number of COVID-19 cases in future periods in some or all of the regions where we conduct our operations and/or sell our products, or where our customers or suppliers conduct their businesses, and how widespread any such additional area or wave of infections may become; governmental, business and other actions, including the possibility of additional state, or local emergency or executive orders that, unlike recent governmental orders of that nature, may not deem our products or business operations to be essential; and, the health of and the effect of the Pandemic on our workforce and the availability of our workforce.

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

We also cannot predict the impact that COVID-19 will have on third parties critical to our success, such as: (1) the builders, dealers and distributors to whom we sell our products, and (2) the suppliers who provide us with the materials necessary for us to manufacture our products, some of whom have experienced their own business and operational disruptions as a result of the COVID-19 pandemic, including facility or location closures, reduced hours of operations and/or labor shortages. In addition, we and certain of our suppliers have found it more challenging to obtain the labor necessary to manufacture our and their products in a timely manner, and we believe that challenge is due in part to the government stimulus payments and supplemental unemployment benefits provided earlier in the year. Any additional stimulus payments or supplemental unemployment benefits could result in a continuation of that challenge, which may increase the amount of time it takes us and our suppliers to manufacture and deliver products, which could result in significant delays in and interruptions to our ability to manufacture and deliver our products in a timely manner. While we have experienced some disruptions to our supply chain for materials to-date, those disruptions have not materially impacted our financial performance or results of operations thus far. However, there can be no assurance that we will not experience significant disruptions or delays of production and delivery of materials and products in our supply chain, including for example, due to the inability of our suppliers to find adequate labor resources and/or future government actions that may require one or more of our suppliers to temporarily close or dramatically reduce its operations for extended periods of time, or due to voluntary actions by those suppliers, as part of an effort to control the spread of the COVID-19 pandemic.

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

The extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition, including any goodwill or trade name impairment or other asset impairments to our business segments as described in this Report, will depend largely on future developments, including the severity and duration of the outbreak in the U.S., whether there are additional or other meaningful increases in the number or severity of COVID-19 cases in future periods, and the related impact on consumer confidence and spending and on our customers, suppliers and labor force, all of which are highly uncertain and cannot be predicted. The COVID-19 pandemic and the unfavorable impacts it has had on the United States and global economies presents material uncertainty and risk with respect to our business going forward and our future results of operations and financial condition. The Pandemic and its unfavorable economic impacts may also have the effect of heightening many of the other risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K.

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

PGT INNOVATIONS, INC.
(Registrant)

Date: November 5, 2020	/s/ Sherri Baker
Sherri Baker
Senior Vice President and Chief Financial Officer