Form 10-K
period 2021-01-02
PGT Innovations, Inc.
filed 2021-03-02
CIK 1354327

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     Yes  ☐    No  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 2, 2020 was approximately $866,140,391 based on the closing price per share on that date of $15.24 as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 27, 2021, was 59,415,334.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The Company’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

From time to time, we have made or will make forward-looking statements within the meaning of Section 21E of the Exchange Act. For those statements we claim the protection of the safe harbor provisions for forward-looking statements contained in such section. Forward-looking statements are not a statement of historical facts but are based on management’s current beliefs, assumptions and expectations regarding our future performance, taking account of the information currently available to management. Forward-looking statements usually can be identified by the use of words such as “goal”, “objective”, “plan”, “expect”, “anticipate”, “intend”, “project”, “believe”, “estimate”, “may”, “could”, or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, results, circumstances or aspirations. Our disclosures in this Annual Report on Form 10-K (this “Report”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission and in oral presentations. Forward-looking statements are based on assumptions and by their nature are subject to risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•

the ability to successfully integrate the operations of ECO Window Systems and its related entities (collectively, “ECO”), in which we acquired a 75% ownership stake on February 1, 2021, or to complete the integration of NewSouth Window Solutions (“NewSouth”), which we acquired in the first quarter of 2020, into our existing operations and the diversion of management’s attention from ongoing business and regular business responsibilities to effect such integrations;

•

disruption from our recent or future acquisitions or increased expenses or unanticipated liabilities making it more difficult to maintain relationships with customers or suppliers of acquired businesses;

•

adverse changes in new home starts and home repair and remodeling trends, especially in the state of Florida and the western United States, where the substantial portion of our sales are currently generated, and in the U.S. generally;

•

macroeconomic conditions in Florida, where the substantial portion of our sales of impact-resistant products are generated, and in California, Texas, Arizona, Nevada, Colorado, Oregon, Washington and Hawaii, where the substantial portion of the sales of our indoor/outdoor living products are currently generated, and in the U.S. generally;

•

the impact of the COVID-19 pandemic (the “Pandemic”) and related measures taken by governmental or regulatory authorities to combat the Pandemic, including the impact of the Pandemic and these measures on the economies and demand for our products, including the products of ECO, in the states where we sell them, and on our customers, suppliers, labor force, business, operations and financial performance;

•

changes in raw material prices, especially for aluminum, glass and vinyl, including, price increases due to the implementation of tariffs and other trade-related restrictions, or due to materials shortages related to the Pandemic or otherwise;

•	our dependence on a limited number of suppliers for certain of our key materials;
•

our dependence on our impact-resistant product lines, which increased with our acquisition of NewSouth and increased further with our acquisition of a controlling interest in ECO, and contemporary indoor/outdoor window and door systems, and on consumer preferences for those types and styles of products;

•	the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, our acquisitions of ECO, NewSouth Window Solutions and Western Window Systems;
•

our level of indebtedness, which increased in connection with our acquisition of Western Window Systems and NewSouth Window Solutions, and will increase further in connection with our acquisition of ECO;

•

increases in bad debt owed to us by our customers in the event of a downturn in the home repair and remodel or new home construction channels in our core markets and our inability to collect such debt;

•

the risks that the anticipated cost savings, synergies, revenue enhancement strategies and other benefits expected from our acquisitions of ECO and NewSouth Window Solutions and Western Window Systems may not be fully realized or may take longer to realize than expected or that our actual integration costs may exceed our estimates;

•	increases in transportation costs, including increases in fuel prices;

•

our dependence on our limited number of geographically concentrated manufacturing facilities, which increased with our acquisition of NewSouth, whose production facility is located in Tampa, Florida, and increased further with our acquisition of a controlling interest in ECO, whose facilities are also located in Florida, where most of our other facilities, including all of our facilities that manufacture impact-resistant products, are located;

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
•

in addition to the acquisitions of ECO, NewSouth and Window Solutions, our ability to successfully integrate businesses we may acquire in the future, or that any business we acquire may not perform as we expected at the time we acquired it; and

•	the other risks and uncertainties discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended January 2, 2021.

Statements in this Report that are forward-looking statements include, without limitation, our expectations regarding: (1) the expected impact of the Pandemic on our businesses and operations, including on demand for our products, order entry, sales, our ability to timely manufacture our products, our supply chain for materials and on our labor force and labor availability; (2) demand for our products going forward, including the demand for our impact-resistant products, including the products of NewSouth and ECO, and the products of Western Window Systems; (3) our market position and the positioning of our brands; (4) our product innovation; (5) our ability to adjust our operations, sales and other business activities and functions to respond to changes in customer demand, including resulting changes in product mix; (6) our ability to continue to achieve manufacturing and operational efficiencies, including with respect to labor costs; (7) our manufacturing capacity; (8) the economy, and single family housing starts in particular, in the state of Florida and in the states in the western United States, including California; (9) materials costs, including with respect to aluminum; (9) the Company’s ability to continue to grow its sales and earnings going forward; (10) our ability to position ourselves as a national leader in the premium window and door market, and our performance in that market; (11) our ability to identify and complete operational and strategic initiatives in the future, and the results of any such initiatives; and (12) our forecasted financial and operational performance for our 2021 fiscal year, including with respect to revenue, gross profit and gross margins, SG&A, income tax expense, interest expense and liquidity and capital resources for 2021. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the date of this Report.

PART I

Item 1.	BUSINESS

Our Company

PGT Innovations, Inc. (“we,” “us,” “our,” “PGTI” or the “Company”) manufactures and supplies premium windows and doors. Its impact-resistant products can withstand some of the toughest weather conditions on earth and, with its Western Window Systems (“WWS”) product lines, unify indoor/outdoor living spaces. We strive to create value through deep customer relationships, understanding the needs of the markets we serve, and a drive to develop category-defining products. We believe we are one of the nation’s largest manufacturers of impact-resistant windows and doors and hold leadership positions in our primary markets. We manufacture diverse lines of products, intended to appeal to different segments of the market, at different price-points, including high-end, luxury, premium and mass-custom fully customizable aluminum and vinyl windows and doors and porch enclosure products, targeting both the residential repair and remodeling and new construction end markets. We market our impact-resistant products under four recognized brands: PGT® Custom Windows & Doors, CGI® Windows and Doors, WinDoor®, NewSouth Window Solutions®, and, following the completion of our acquisition of a 75% ownership stake in ECO effective February 1, 2021, the ECO brands as well. We believe all of these brands are positively associated with service, performance, quality, durability and energy efficiency. We also market a line of window and door products designed to unify indoor/outdoor living spaces under the Western Window Systems® brands, which we believe are associated with innovation, quality, durability and energy efficiency in the indoor/outdoor living space markets. Many of these brands have been added to our portfolio through the acquisitions described below.

●	On September 22, 2014, we acquired CGI, an innovator in impact-resistant product craftsmanship, strength and style that is recognized and respected in the architect community.
●

On February 16, 2016, we completed the acquisition of WinDoor, a provider of high-performance, impact-resistant windows and doors to five-star resorts, luxury condominiums, high-rise multi-family buildings, hotels and custom high-end single-family homes.

●

On September 6, 2016, we acquired an established fabricator of impact-resistant storefront window and door products, US Impact Systems, Inc. (“USI”), and announced the formation of CGI Commercial, Inc. (“CGIC”), the brand and company through which we sell the former USI products.

●

On August 13, 2018, we completed the acquisition of Western Window Systems (the “WWS Acquisition”), an award-winning designer and manufacturer of premium contemporary doors and window systems with a focus on unifying indoor/outdoor living spaces. The WWS Acquisition has increased and diversified our product offerings and enabled us to expand beyond our previous geographically focused portfolio of primarily impact-resistant products.

●

On February 1, 2020, we completed the acquisition of NewSouth ( the “NewSouth Acquisition”). NewSouth is a manufacturer and installer of factory-direct, energy-efficient windows and doors, including both impact-resistant and non-impact residential products. NewSouth has nine retail showrooms in several locations throughout Florida, with additional showrooms in Charleston, South Carolina and Houston, Texas. The fair value of consideration transferred in the acquisition was $90.4 million. The acquisition was financed with proceeds of $53.2 million from the add-on issuance of $50.0 million in 6.75% 2018 Senior Notes due 2026 (“First Additional Senior Notes”), including a premium of $3.2 million, and with $37.2 million in cash, including a post-closing adjustment owed to sellers of $0.2 million, which was paid during the third quarter of 2020.

●

On February 1, 2021, we completed our previously announced acquisition of 75% of the outstanding equity interests of New ECO Windows Holding, LLC (“New Holding”), a Delaware limited liability company newly formed for the purposes of facilitating the acquisition of 100% of the equity interests of ECO Window Systems, LLC, a Florida limited liability company, ECO Glass Production Inc., a Florida corporation and Unity Windows Inc., a Florida corporation (collectively, “ECO”), for fair value consideration of $108.0 million, including $100.0 million in cash, and $8.0 million in PGT Innovations, Inc. common stock (the “ECO Acquisition”). The cash portion of the purchase price was financed by a second add-on issuance of $60.0 million aggregate principal amount of 6.75% 2018 Senior Notes due 2026 on January 25, 2021 (the “Second Additional Senior Notes”), issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million, together with cash in hand of $36.7 million. The common stock portion of the purchase price was represented by the issuance to the ECO seller of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a closing price value on such date of $22.36 per share. Those shares are restricted from being sold for a three-year period beginning on February 1, 2021. ECO is a manufacturer and installer of aluminum, impact-resistant windows and doors, serving the South Florida region since 2009. ECO is headquartered in Medley, Florida, near Miami, and has three manufacturing locations in the region.

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

The acquisition of NewSouth has supported our diversification into growing segments in the window and door industry, by enabling us to enter the direct-to-consumer channel, where NewSouth is a market leader in Florida. NewSouth's direct-to-consumer model is supported by its showrooms and in-home sales. With the addition of NewSouth, we continued our strategy of growing in geographic areas outside of our core markets, with showroom openings planned for northern Florida and coastal states in the South. NewSouth has recently opened new showrooms in Pensacola, Florida, Charleston, South Carolina and Houston, Texas, with plans to open a location in New Orleans, Louisiana in the near future.

The acquisition of ECO is expected to extend our residential market footprint with what we believe will be minimal overlap with our existing network of dealers, as most of ECO’s dealer-customers have not historically been our customers. ECO’s product offerings in the commercial market are expected to provide us with added product and customer diversification in that space, which we believe will be a high-growth market in future periods. By adding ECO’s glass manufacturing capabilities to our operations, we will expand our glass production capabilities and capacity and expect to strengthen and gain more control of our supply chain for glass.

We believe our leading market position for impact-resistant products is derived from our broad and high-quality product offerings, continuous innovation, well-recognized brands, strong customer relationships, technical capabilities, customer care and extensive knowledge of and involvement in developments regarding hurricane-protection building codes and testing protocols.

With approximately 3,500 employees (as of January 2, 2021) at our various manufacturing facilities located in North Venice, Tampa and Hialeah and Medley, Florida, and Phoenix, Arizona, our vertically integrated manufacturing capabilities include in-house glass cutting, tempering, laminating and insulating capabilities, which provide us with a consistent source of specialized glass, shorter lead times, lower costs relative to third-party sourcing and an overall more efficient production process. Additionally, our manufacturing process relies on just-in-time delivery of raw materials and components as well as synchronous flow to promote labor efficiency and throughput, allowing us to more consistently fulfill orders on-time for our valued customers.

The geographic regions in which we currently conduct business include the Southeastern U.S., Western U.S., Gulf Coast, Coastal mid-Atlantic, the Caribbean, Central America and Canada. We distribute our products through multiple channels, including approximately 2,000 independently-owned dealers and distributors, national building supply distributors, the in-home sales/custom order divisions of major U.S. home building and improvement supply retailers and, with our acquisition of NewSouth, the direct-to-consumer channel. We believe this broad distribution network provides us with the flexibility to meet demand as it shifts between the repair and remodel and residential and commercial new construction end markets.

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

Our Products

PGT Custom Windows & Doors

WinGuard. WinGuard is an impact-resistant product line that combines heavy-duty aluminum or vinyl frames with laminated glass to provide protection from hurricane-force winds and wind-borne debris and satisfies increasingly stringent building codes. Our marketing and sales of the WinGuard product line are primarily targeted to hurricane-prone coastal states in the U.S., as well as the Caribbean and Central America. Combining the impact resistance of WinGuard with insulating glass creates energy efficient windows that can significantly reduce cooling and heating costs. Our “WinGuard Vinyl” line of windows and doors is designed to offer some of the highest design pressures available on impact-resistant windows and doors, in a modern profile, with larger sizes that satisfy the most stringent hurricane codes in the country. It protects against flying debris, intruders, outside noise and UV rays.

EnergyVue. EnergyVue is our non-impact-resistant vinyl window featuring energy-efficient insulating glass and multi-chambered frames that meet or exceed ENERGY STAR® standards in all climate zones to help consumers save on energy costs. Its new design has a refined modern profile and robust construction and is offered in larger sizes and higher design pressures, multiple frame colors, and a variety of hardware finishes, glass tints, grid styles and patterns.

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

CGI and CGI Commercial

Sentinel. Sentinel is a complete line of aluminum impact-resistant windows and doors from CGI that provides quality craftsmanship, energy efficiency and durability at an affordable price point. Sentinel windows and doors are designed and manufactured with the objectives of enhancing home aesthetics, while delivering protection from hurricane winds and wind-borne debris. Sentinel is custom manufactured to exact sizes within our wide range of design parameters, therefore, reducing on-site construction costs. In addition, Sentinel’s frame depth is designed for both new construction and replacement applications, resulting in faster, less intrusive installations.

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

Estate by WinDoor. Formerly part of CGI, our Estate Collection of windows and doors is one of WinDoor’s premium aluminum impact-resistant product line. These windows and doors can be found in high-end homes, resorts and hotels, and in schools and office buildings. Our Estate Collection combines protection against hurricane force damage with architectural-grade quality, handcrafted details and modern engineering. These windows and doors protect and insulate against hurricane winds and wind-driven debris, outside noise, and offer UV protection. Estate’s aluminum frames are thicker than many of our competitors’ frames, making it a preferable choice for consumers in coastal areas prone to hurricanes.

Western Window Systems

WWS’s products are non-impact products, and include both customized products for its custom sales channel, and standard products for its volume, production builder, sales channel, and carry the Western Windows Systems® brand under three product categories of the Classic Line, Performance Line, and the Simulated Steel Line.

Classic Line. WWS’s Classic Line is a portfolio of high-quality, disappearing glass walls and windows that combine exceptional performance with clean design. The products of the Classic Line include fixed and operating windows, as well as sliding, folding and hinged doors. Sales of the Classic Line products are focused on the volume/production builder market in relatively temperate areas in the Western United States.

Performance Line. The Performance Line by WWS is a family of moving glass walls and windows engineered to satisfy its customers’ energy and structural requirements, while promoting a contemporary, modern architectural design. The Performance Line has broad thermal capabilities that allow this luxury line of products to satisfy all energy codes throughout the United States.

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

NewSouth

Windows and Doors. NewSouth manufactures a wide array of single-hung, double-hung, sliding, picture and visually appealing shaped vinyl windows which are durable and energy-efficient. NewSouth also manufactures durable and attractive patio and entry doors which we believe enhance safety and improve the appearance of entry spaces.

Installation. NewSouth provides quality installation of its windows and doors through an experienced group of installation services companies who are subcontracted to install its products.

ECO Window Systems

ECO manufactures impact resistant windows and doors which are engineered to meet the toughest standards in the industry at the best price while ensuring the durability, elegance, and safety of all products for both the commercial and residential markets.

Windows and Doors. ECO manufactures a wide array of aluminum single-hung, horizontal rolling, fixed, and casement windows which are all impact resistant. ECO also manufactures several varieties of aluminum, impact-resistant patio and entry doors such as French, sliding, garage, bi-fold, and pivot which we believe complement the existing product lines offered by PGT Custom Windows & Doors and CGI Windows and Doors.

Glass production. ECO produces its own processed glass products, which supplies all of its window and door manufacturing operations’ requirements for glass. ECO also sells glass to third-party customers. We believe ECO’s glass production capacity will allow further incremental vertical integration of the production of certain of our other product lines, enabling us to strengthen and gain more control of our supply chain for glass.

Sales and Marketing

Our sales strategy primarily focuses on attracting and retaining distributors and dealers by striving to consistently provide exceptional customer service, leading product designs and quality, through our knowledge of building code requirements and technical expertise, and competitive pricing. We also market our products to national and regional homebuilders, who then purchase our products from dealers and distributors. With our acquisition of NewSouth in February 2020, our sales strategy also focuses on direct-to-consumer sales for the types of jobs and customers that our dealers historically have not targeted or serviced. We believe our acquisition of a controlling ownership stake in ECO will provide us with more product offerings and customer relationships in the commercial market, which we believe will be a high growth market in future periods. Starting in 2020, ECO launched an initiative to sell quality, impact-resistant window and door products to multi-unit residential and mixed-use commercial projects and has successfully secured a number of supply agreements for such projects.

Our marketing strategy is designed to reinforce our views regarding the quality and benefits of our products and focuses on both coastal and inland markets. We support our customers through print and web-based advertising, consumer, dealer, and builder promotions, and selling and collateral materials. We also work with our dealers and distributors to educate architects, building officials, consumers and homebuilders on the advantages of using impact-resistant and energy-efficient products. We market our products based on our expectations of quality, building code compliance, outstanding service, shorter lead times, and on-time delivery using our fleet of trucks and trailers.

Our Customers

We have a highly diversified base of approximately 2,000 window distributors, building supply distributors, window replacement dealers and enclosure contractors. This number excludes the distributor network of ECO, which we believe has minimal overlap with our existing dealer network. ECO sells its broad selection of aluminum, impact-resistant windows and doors to a network of approximately 200 dealers and distributors.

In 2020, our largest customer accounted for approximately 4% of net sales and our top ten customers accounted for approximately 20% of net sales. Our sales are driven by residential new construction and home repair and remodel end markets, which represented approximately 46% and 54% of our sales, respectively, during 2020. This compares to 49% and 51%, respectively, in 2019. The increase in the percentage of our sales made to the repair and remodel market in 2020 is driven by the addition of the sales of NewSouth in 2020, the substantial majority of whose sales are into the home repair and remodel end market.

Before the NewSouth Acquisition, we did not supply our products directly to homebuilders but believe demand for our products is also a function of our strong relationships with certain national homebuilders. With the acquisition of NewSouth, we sell direct to the end customer.

Although we do not sell our products directly to national homebuilders, we believe demand for our products is also a function of our strong relationships with certain national homebuilders, for both our impact resistant products, and also for our WWS products, which are designed to unify indoor-outdoor living spaces.

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

Glass, which includes sheet glass and finished glass, which we sourced from three major national suppliers in 2020, represented approximately 43% of our material purchases during 2020. Aluminum and vinyl extrusions accounted for approximately 35% of our material purchases during 2020. Polyvinyl butyral and ionoplast, which are both used as inner layer in laminated glass, typically accounts for approximately 5% of our material purchases. The remainder of our material purchases in 2020 are primarily composed of hardware and indirect materials used in the manufacturing process.

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

As discussed below in the section titled ‘Backlog”, at the end of 2020, as compared to the end of 2019, our backlog of sales orders has increased significantly. We define backlog as orders that we have received and have accepted from customers, but that have not yet shipped. The majority of this increase is a result of an increased level of order entry during the second half of 2020. However, during 2020, our ability to obtain adequate supplies of glass for our manufacturing processes was disrupted by what we think were the impacts of the Pandemic on our glass supply chain partners, which ultimately resulted in an increase in our lead times to our customers. Although we have good relations with our glass supply chain partners, because of this disruption we determined to gain more control over our supply chain for glass. ECO’s vertically integrated operations includes a glass manufacturing division which supplies all of the impact-resistant glass used in ECO’s window and door products. In addition, ECO’s glass division sells laminated glass products to other companies, including to us, as an additional source of revenue. We believe that our investment in ECO will secure a high-quality, dependable supply of glass for our operations, as ECO has historically been a significant source of our glass needs.

Backlog

Our backlog was $199.5 million as of January 2, 2021, and $67.0 million as of December 28, 2019. Our backlog as of January 2, 2021 included $45.0 million relating to NewSouth. Our backlog consists of orders that we have received from customers that have not yet shipped. The majority of this increase in backlog resulted from an increased level of order entries during the second half of 2020, but also due to disruptions in our supply chain for certain materials, primarily glass and aluminum extrusions, which slowed our production speed and increased our lead times. We believe that our acquisition of a 75% ownership stake in ECO, which was one of our glass suppliers before that acquisition, will help mitigate the unfavorable impacts of any future disruptions in our glass supply chain, by providing us with a high-quality, dependable supply of glass for a portion of our operations. In addition, we are in the process of evaluating possible relationships with additional suppliers to mitigate the unfavorable impacts of any future disruptions in our supply chain for those materials.

We expect that a significant portion of our current backlog will be recognized as sales in the first quarter of 2021, due in part to our lead times, which typically range from one to five weeks, but which have increased as a result of heightened demand, especially in our Southeast markets, but also due to the previously discussed supply chain disruptions. As of the end of 2020, our lead times had increased to an average of approximately eight weeks.

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

Manufacturing

Our manufacturing facilities are in Florida, where we produce customized impact-resistant and non-impact products, and in Arizona, where we produce customized non-impact products for the custom channel of our WWS brand, and standard products for its volume channel. The manufacturing process for our PGT Custom Windows & Doors products typically begins in our glass plant in North Venice, Florida, where we cut, temper, laminate, and insulate sheet glass to meet specific requirements of our customers, although our Hialeah (CGI), and Tampa (NewSouth), Florida facilities and our Phoenix, Arizona (WWS) facility primarily source their glass needs from external suppliers. As discussed in the section titled “Materials, Inventory and Supplier Relationships” above, we believe that our acquisition of a controlling ownership interest in ECO, which was one of our glass suppliers before that acquisition, will provide us with a high-quality, dependable supply of glass for a portion of our operations..

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

The principal methods of competition in the window and door industry are the development of long-term relationships with window and door dealers and distributors, and the retention of customers by delivering a full range of high-quality products in a timely manner, while offering competitive pricing and flexibility in transaction processing. Trade professionals such as contractors, homebuilders, architects and engineers also engage in direct interaction with manufacturers and look to the manufacturer for training and education related to products and codes. We believe our position as one of the leaders in the U.S. impact-resistant window and door market, and the innovative designs and quality of our products, position us well to meet the needs of our customers.

Environmental Considerations

Although our business and facilities are subject to federal, state, and local environmental regulation, environmental regulation does not have a material impact on our operations, and we believe that our facilities are in material compliance with such laws and regulations.

Human Capital Management

Employees. As of the end of 2020, we employed approximately 3,500 people, none of whom were represented by a collective bargaining unit. We believe we have good relations with our employees.

Employee Safety. The safety of our team members is our top priority, and we have taken significant steps in recent years to drive improvements in this area. Some of these safety initiatives we have taken, include:

●Increasing the size, experience and other qualifications of our environment, health and safety, or “E&HS”, staff;

●

Adopting an incident management system that records workplace injuries based on type and other classifications to provide the data to drive targeted corrective and preventative actions to address and mitigate actual and potential causes of injuries;

●Implementing a “Serious Six” OSHA compliance training program;

●	Implementing ergonomics-related safety improvements, using an experience and risk-based approach to prioritize those improvements;
●	Partnering with vendors to obtain high quality personal protective equipment and related training on how to appropriately utilize that equipment;
●

Increasing virtual workplace safety training, in addition to in-person training, when feasible, in response to the COVID-19 Pandemic, designed to drive workplace safety awareness through all levels of the organization;

●Training team members to identify and quickly address potentially unsafe activities and practices;

●Implementing a team member EH&S recognition and rewards program; and

●	Increasing the frequency, number and types of internal workplace safety audits, inspections and walk-throughs conducted by the Company’s EH&S staff.

Labor Practices and Human Rights. All of our employees earn more than the federal minimum wage and we believe our hourly wages are competitive with the local communities in which our facilities operate. The average hourly wage, excluding incentive compensation, of a full-time hourly employee of the Company was approximately $16.26 as of January 2, 2021, as compared to $15.58 as of December 28, 2019, with approximately one-half of those hourly employees earning an average hourly wage of $15 or more. The average total compensation, including incentive compensation and benefits, for a full-time hourly employee of our Company in 2020 was $39,000.

We strive to help our employees maintain job stability, so they are encouraged to stay with the Company and positioned to grow their skills and knowledge on the job. The 2020 annualized voluntary turnover rate in our workforce generally was flat as compared to 2019. In an effort to reduce employee turnover, we engage in annual surveys with employees, we maintain an open-door policy that enables us to help identify any issues before they cause an employee to leave the Company, and we review exit interview data, hotline calls and root cause analysis to help deter turnover. We also assign dedicated Company human resources representatives to each department so that we can better monitor employee morale within each department.

Workforce Diversity and Inclusion. We believe in being an inclusive workplace for all of our employees and are committed to having a diverse workforce that is representative of the communities in which we operate and sell our products. A variety of perspectives enriches our culture, leads to innovative solutions for our business and enables us to better meet the needs of a diverse customer base and reflects the communities we serve. Our aim is to develop inclusive leaders and an inclusive culture, while also recruiting, developing, mentoring, training, and retaining a diverse workforce, including a diverse group of management-level employees. We have had or currently have female executives in several of our senior leadership roles, including the positions of Senior Vice President and Chief Financial Officer, Senior Vice President of Human Resources, and Chief Marketing Officer for our Southeastern Business Unit. Our diversity and inclusion initiatives include:

●	PGT Innovations Leading Ladies, a program designed to identify, develop and mentor female employees who have demonstrated potential for serving as leaders within our organization;
●	Annual Diversity & Inclusion Training; and
●	Dale Carnegie, a program that helps our managers understand how to appreciate, respect and value individual differences and behaviors.

Benefits and Well-Being. We believe in offering career opportunities, resources, programs, and tools to help employees grow and develop, as well as competitive wages and benefits to retain them. Our efforts in these areas include:

●	Offering platforms, including on-line and in-person professional growth and development training, to help employees develop their skills and grow their careers at the Company;
●	Providing management development training to all of our management-level employees in 2020, including compliance, ethics and leadership training;
●	Providing employees with recurring training on critical issues such as safety and security, compliance, ethics and integrity and information security;
●

Gathering engagement feedback from our employees on a regular basis and responding to that feedback in a variety of ways including personal, one-on-one interactions, team meetings, leadership communications, and town hall meetings with employees, led by senior executives;

●	Offering a tuition reimbursement program that provides eligible employees up to $50,000 lifetime for courses related to current or future roles at the Company;
●	Offering health benefits for all eligible employees, including our eligible hourly employees;
●	Providing confidential counseling for employees through our Employee Assistance Program;
●	Providing paid time off to eligible employees;
●	Matching employees’ 401(k) plan contributions of up to 3% of eligible pay after one year of service;

●	Offering an employee stock purchase program for eligible employees; and
●	Providing a Company-subsidized childcare center for the employees of our Venice, Florida facility, which is our largest location.

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

Item 1A.	RISK FACTORS

The risk factors included herein are grouped into risks related to:

•	the COVID-19 pandemic;
•	Our Business Operations;
•	Demand for Our Products;
•	Acquisitions;
•	Our Indebtedness;
•	Information Systems and Intellectual Property; and
•	Warranty, Legal and Regulatory Matters

Moreover, other factors may adversely affect our results of operations, including potential liability under environmental and other laws and other unforeseen events, many of which are discussed elsewhere in the following risk factors. Any or all of these factors could materially adversely affect our results of operations.

Risks Related to the COVID-19 pandemic

The COVID-19 pandemic has had, and is expected to continue to have, among other risks, an adverse effect on our business, results of operations, and financial condition.

During March 2020, a global pandemic (the “Pandemic”) was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The Pandemic has resulted in a significant number of infections, hospitalizations and deaths in several of our key markets, including Arizona, California, Florida and Texas. The Pandemic has significantly affected economic conditions in those markets, and in the United States in general, and internationally, including due to federal, state and local governments and employers reacting to the public health crisis with mitigation measures, and also due to the general fear and uncertainty created by the Pandemic, all of which has resulted in workforce, supply chain and production disruptions, along with reduced demand and spending in many industries and markets, including in our core markets in the western United States (“U.S.”), creating significant uncertainties in the U.S. economy. Although many of the government-mandated restrictions on economic and social activities that were put in place as part of the initial response to the Pandemic have been lifted, and vaccines with high degrees of efficacy have been approved, with others pending approval, by the United States Food and Drug Administration, it is still currently unclear when, or if, social, business, occupational, educational and economic conditions will return to pre-Pandemic conditions. The extent to which the continuing circumstances around the Pandemic could affect our future business, operations and financial results will depend upon numerous evolving factors that we are not able to accurately predict, including the timing of any relief that may come from the current program of nationwide vaccinations and its effect on the duration of the continuing economic and market disruptions related to the Pandemic, and whether such vaccines are effective against any new variants of coronavirus, and the nature, amounts and duration of any additional government stimulus measures designed to bolster the economy.

The Pandemic has had, and may continue to have, an unfavorable impact on our business, results of operations, and financial condition, among other risks, and the full extent, nature and timing of such impacts cannot be predicted at this time. As new developments regarding the virus continually unfold in the United States and globally, our business, results of operations and financial condition may be materially and adversely affected. Furthermore, there has been significant volatility in U.S. equity markets which may have indirectly been caused by the Pandemic. The price and trading volume of the Company’s common stock has similarly experienced significant fluctuations, which may continue until more normalized business conditions return. In addition, if the Pandemic and its adverse economic effects create disruptions or turmoil in the credit markets, it could adversely affect our ability to access capital on favorable terms, or at all, and continue to meet our liquidity needs, all of which cannot be predicted.

We also cannot predict the impact that the Pandemic will have on third parties critical to our success, such as: (1) the builders, dealers, distributors and homeowners to whom we sell our products, and (2) the suppliers who provide us with the materials necessary for us to manufacture our products, some of whom have experienced their own business and operational disruptions as a result of the Pandemic, including facility or location closures, reduced hours of operations and/or labor shortages, which has resulted in interruptions to our supply chain for materials, including certain glass and aluminum extrusions in particular. There can be no assurance that we will not experience significant disruptions or delays of production and delivery of materials and products in our supply chain, including for example, due to the inability of our suppliers to find adequate labor resources and/or future government actions that may require one or more of our suppliers to temporarily close or dramatically reduce its operations for extended periods of time, or due to voluntary actions by those suppliers, as part of an effort to control the spread of the Pandemic. In addition, we and certain of our suppliers have found it more challenging to obtain the labor necessary to manufacture our and their products in a timely manner, and we believe that challenge is due in part to the government stimulus payments and supplemental unemployment benefits provided earlier in the year. Any additional stimulus payments or supplemental unemployment benefits could result in a continuation of that challenge, which may increase the amount of time it takes us and our suppliers to manufacture and deliver products, which could result in significant delays in and interruptions to our ability to manufacture and deliver our products in a timely manner.

The Pandemic has required us and certain of our customers and third-party vendors to activate business continuity programs and make ongoing adjustments to operations. To the extent that these plans and back-up strategies and adjustments are either not available, insufficient or cannot be implemented in whole or in part, we may be exposed to legal, regulatory, reputational, operational, information security or financial risk. The unfavorable effects of the Pandemic could become more severe if newly developed vaccines do not work effectively, a national program for vaccinations does not occur or is rejected by a portion of the U.S. population, or new variants of the virus are not responsive to vaccines causing the crisis to continue or worsen, and we could experience detrimental impacts that might include the following:

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

•

difficulty accessing debt or equity capital on attractive terms, or at all, due to an unfavorable change in our credit ratings, and/or a severe disruption or instability in capital and financial markets, or deterioration in other conditions that impact our ability to access capital needed to fund business operations or to address other capital requirements in a timely manner;

•	our inability to comply with financial covenants under our debt agreements and notes indentures, which could result in a default and potentially an acceleration of indebtedness; and

•

the health and availability of our team members, particularly if a significant number of them or their family members are impacted by COVID-19, or variants thereof, which could disrupt our business continuity during the continuing Pandemic.

If any one or more of those impacts are sustained, they could have accounting consequences such as impairments of the goodwill and/or additional impairments of trade names of our reporting units and could seriously disrupt our operations and sales for extended periods. The adverse effect on our business, financial condition or results of operations of any of the matters described above could be material.

The extent of the impact of the Pandemic on our business, results of operations and financial condition, including any goodwill or additional trade name impairment or other asset impairments to our business segments as described in this Report, will depend largely on future developments, including the severity and duration of the outbreak in the U.S., whether there are additional or other meaningful increases in the number, variants or severity of COVID-19 cases in future periods, and the related impact on consumer confidence and spending and on our customers, suppliers and labor force, all of which are highly uncertain and cannot be predicted.

Risks Related to Our Business Operations

We depend on hiring an adequate number of hourly employees to operate our business and are subject to government regulations concerning these and our other employees, including wage and hour regulations, and we may be required to increase the wages we pay in order to attract, hire and retain hourly employees needed to manufacture our products and otherwise conduct our operations, and we may not be able to recover that increase in labor costs through increasing the prices we charge for our products or otherwise.

Our workforce is comprised primarily of employees who work on an hourly basis. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. In certain areas where we operate, there is significant competition for employees. The lack of availability of an adequate number of hourly employees, or our inability to attract and retain them, including due to government stimulus payments or enhanced unemployment benefits enacted in response to the Pandemic, or us having to increase wages paid to new and/or to current employees to attract, hire and/or retain the labor resources necessary to conduct our operations, could adversely affect our business, results of operations, cash flows and financial condition. We are subject to applicable rules and regulations relating to our relationship with our employees, including wage and hour regulations, health benefits, unemployment and payroll taxes, overtime and working conditions and immigration status. Accordingly, federal, state or locally legislated increases in the minimum wage, such as the passage of Florida’s “Amendment 2” minimum wage law in November 2020, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

We are subject to fluctuations in the prices of our raw materials, which could have an adverse effect on our results of operations.

We experience significant fluctuations in the cost of our raw materials, including glass, aluminum extrusion, vinyl extrusion, and polyvinyl butyral. We anticipate that these fluctuations will continue in the future. A variety of factors over which we have no control, including global demand for aluminum, fluctuations in oil prices, speculation in commodities futures, tariffs and the creation of new laminates or other products based on new technologies impact the cost of raw materials that we purchase for the manufacture of our products. These factors may also magnify the impact of economic cycles on our business. Although we endeavor from time to time to hedge the risks of fluctuations in the prices of our raw materials, we cannot guarantee that we will always be able to successfully minimize our risk through such actions.

We rely on a limited number of outside suppliers for certain key components and materials.

We obtain a significant portion of our key raw materials, such as glass, aluminum and vinyl extrusion components, from a few key suppliers, and obtain the polyvinyl butyral interlayers used in certain of our products from a sole supplier. If any of these suppliers is unable to meet its obligations under present or any future supply agreements, or if those supply agreements are terminated, we may not be able to obtain certain raw materials on commercially reasonable terms, or at all, and may suffer a significant interruption in our ability to manufacture our products, including because it may be difficult to find substitute or alternate suppliers as the glass, interlayers and aluminum and vinyl extrusions we use are customized. A supplier may also choose, subject to existing contracts, to modify its relationship due to general economic concerns or concerns relating to the supplier or us, at any time. These modifications could include requirements from our suppliers that we provide them additional security in the form of prepayments or letters of credit.

In addition, while our business does not currently rely heavily on international suppliers or sales, significant disruptions in global economic conditions, travel or trade, including as a result of contagious disease events, such as the Pandemic, may have material adverse impacts on our supply chain. Furthermore, some of our direct and indirect suppliers have unionized work forces, and strikes, work stoppages, or slowdowns experienced by these suppliers could result in slowdowns or closures of their facilities, which may impact our ability to fulfil orders or increase our costs.

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

The industry in which we compete is highly competitive and we have experienced increased competition in our core market of Florida.

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

We are a holding company and derive all of our operating income from our subsidiary, PGT Industries, Inc., and its subsidiaries, CGI, WinDoor, WWS Acquisition, LLC, doing business as Western Window Systems, as well as from the entities acquired in the NewSouth Window Solutions acquisition, and our 75% stake in New Holding and its related ECO entities. All of our assets are held by our subsidiaries, and we rely on the earnings and cash flows of our subsidiaries to meet our obligations. The ability of our subsidiaries to make payments to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdictions of organization (which may limit the amount of funds available for distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, including our credit facilities and indenture, and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

Risks Related to Demand for Our Products

We are subject to regional and national economic conditions that may negatively impact demand for our products.

The window and door industry is subject to many economic factors. Changes in macroeconomic conditions in our core markets including Florida, with respect to our impact-resistant products, and in the western U.S., including California, Texas, Arizona, Nevada, Colorado, Oregon, Washington and Hawaii, with respect to our WWS products designed to unify indoor and outdoor living spaces, as well as throughout the U.S. generally, could negatively impact demand for our products and macroeconomic forces, such as employment rates and the availability of credit could have an adverse effect on our sales and results of operations. In addition, the window and door industry is subject to the cyclical market pressures of the larger new construction and repair and remodeling markets. A decline in the economic environment or new home construction, as well as any other adverse changes in economic conditions, including demographic trends, employment levels, interest rates, and consumer confidence, could result in a decline in demand for, or adversely affect the pricing of, our products, which in turn could adversely affect our sales and results of operations.

Changes in weather patterns, including as a result of global climate change, could significantly affect demand for our products, and thus, our sales and our financial results or financial condition.

Weather patterns may affect our operating results and our ability to maintain our sales volume throughout the year. Because our dealers’ customers, and the homeowners and builders who are customers of NewSouth Window Solutions and Western Window Systems, along with the customers of ECO’s dealers, depend on suitable weather to engage in new construction and repair and remodel projects, increased frequency or duration of extreme weather conditions could result in a decrease in the demand for our products for periods of inclement weather, and have a material adverse effect on our financial results or financial condition. For example, unseasonably cool weather or extraordinary amounts of rainfall may decrease construction activity, thereby decreasing demand for our products and our sales during that period of time. Alternatively, extreme weather, such as hurricanes, has historically increased the visibility of our brands and customers’ demand for our impact-resistant products. Therefore, the lack of hurricane-related extreme weather conditions in a given year or over a period of time could result in a decrease of our sales and could have a material adverse effect on our financial results. Weather patterns are difficult to predict and may fluctuate as a result of numerous factors, including climate change, and we cannot guarantee that extreme weather conditions will or will not occur. Also, we cannot predict the effects that global climate change may have on our business. In addition to changes in weather patterns, climate change could, for example, reduce the demand for construction, and increase the cost and reduce the availability of construction materials, raw materials and energy. New laws and regulations related to global climate change may also increase our expenses or reduce our sales.

Our operating results are substantially dependent on demand for our branded impact-resistant products, contemporary indoor/outdoor window and door systems and factory-direct, energy-efficient residential windows and doors.

A majority of our net sales are derived from the sales of our branded impact-resistant products and on window and door systems for residential, commercial and multi-family markets. The ECO Acquisition, and our acquisition of NewSouth Window Solutions in February 2020, have increased that dependence as both ECO’s and NewSouth’s primary products are impact-resistant windows and doors. Accordingly, our future operating results will depend largely on the demand for our impact-resistant products by current and future customers, especially in the State of Florida, where the majority of our impact resistant products are made and sold. Our future operating results also will depend on demand for the contemporary indoor/outdoor window and door systems sold by our Western Window Systems business. Sales generated by our NewSouth business depends on a direct-to-consumer model and is supported by showrooms and in-home sales. Consequently, a portion of our future operating results are reliant on current and future customer demand for factory-direct, energy-efficient residential windows and doors. If our competitors release new products that are superior to our products in performance or price, or if we fail to update our impact-resistant products with any technological advances that are developed by us or our competitors or introduce new products in a timely manner, demand for our products may decline. In addition, the window and door industry can be subject to changing trends and consumer preferences. If we do not correctly gauge consumer trends for the various products and systems we offer and respond appropriately, customers may not purchase our products and our brand names may be impaired. Even if we react appropriately to changes in trends and consumer preferences, consumers may consider our brands or product designs to be outdated or associate our brands or product designs with styles that are no longer popular. Any of these outcomes could create significant excess inventories for some products and missed opportunities for other products, which would have a material adverse effect on our brands, our business, results of operations and financial condition. A decline in demand for our impact-resistant products, our contemporary indoor/outdoor window and door systems or our direct-to-consumer, energy-efficient residential windows and doors as a result of competition, technological change, changes in consumer preferences or other factors could have a material adverse effect on our ability to generate sales, which could materially negatively affect our results of operations.

Our business is subject to seasonal industry patterns and demand for our products, and thus our revenue and profit, can vary significantly throughout the year, which may adversely impact the timing of our cash flows and limit our liquidity at certain times of the year.

Our business is seasonal, and our net revenues and operating results vary significantly from quarter to quarter based upon the timing of the building season in our markets. Our sales typically follow seasonal new construction and the repair and remodel industry patterns. Additionally, events like preparation for hurricane season and rebuilding and repairs in the months following a hurricane in the majority of the geographies where we market and sell our products generally creates peak demand for our products and resulting sale volumes during the quarters in which those activities occur. Other quarterly sales volumes might be generally lower due to reduced repair and remodeling and new construction activity as a result of less favorable climate conditions in the majority of our geographic end markets. Failure to effectively manage our demand and production planning, inventory and overall operations in anticipation of or in response to seasonal fluctuations or changing seasonal fluctuations as a result of climate change, could negatively impact our liquidity profile during certain seasonal periods.

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

We are currently experiencing growth through higher sales volume and growth in market share. To meet the increased demand, we have been hiring and training new employees for direct and indirect support and adding to our glass capacity. However, should we be unable to find and retain quality employees to meet demand, or should there be disruptions to the increase in capacity for the raw materials needed to produce our products, we may be unable to keep up with our higher sales demand. If our lag time on delivery falls behind, or we are unable to meet customer timing demands, we could lose market share to competitors.

Risks Related to Acquisitions

Our recently completed acquisitions may result in, or involve activities that cause, distractions to our management team, increased expenses or unanticipated liabilities.

As a result of our acquisitions of NewSouth and Western Windows Systems, and our recent acquisition of a 75% ownership stake in ECO, we have significantly more sales, assets and employees than we did prior to the transactions, which may require our management to devote a significant amount of time, resources and attention to the new product offerings or novel challenges, and/or away from the operations of our historical windows and doors business. These potential diversions and distractions may result in, or involve activities that cause, increased expenses and unanticipated liabilities.

After the ECO Acquisition, the Company is the majority shareholder of ECO, and our interest in ECO is subject to the risks normally associated with the conduct of businesses with a minority shareholder.

Pursuant to the acquisition agreement pursuant to which we acquired a 75% ownership stake in ECO (the “ECO Acquisition”), principal ECO equity-holder prior to our acquisition continues to hold 25% of the outstanding equity interests of ECO. Conducting a business with a minority investor may lead to one or more of the following circumstances, which could have an adverse impact on our ability to realize a profit on our equity interest in the ECO businesses, which could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition:

•	our inability to control certain strategic, operational and financial decisions;

•	our having economic or business interests or goals that are inconsistent with, or opposed to, those of the minority equity holder;

•	the inability of the minority equity holder to meet his financial and other obligations to ECO or third parties; and

•

litigation between the minority equity holder and us regarding management, funding or other decisions related to the acquisition agreement and/or the operating agreement we entered into with the minority equity holder, or the operations of ECO.

There can be no assurance that the ECO Acquisition will be beneficial to us, whether due to the above-described risks, unfavorable economic conditions, integration challenges or other factors.

All of the ECO entities in which we acquired a controlling interest are designated as unrestricted subsidiaries under our existing senior secured credit facilities and indenture and are not subject to the restrictive covenants under such agreements.

All of the ECO entities in which we acquired a controlling interest have been designated as unrestricted subsidiaries under our existing senior secured credit facilities and indenture. As a result, those entities are not subject to the restrictive covenants in the indenture and are able to engage in many of the activities that we and our restricted subsidiaries are prohibited or limited from undertaking under the terms of the indenture. These actions, if undertaken by ECO, could be detrimental to our ability to make payments of principal and interest under the 2018 Senior Notes due 2026, including the First Additional Senior Notes and Second Additional Senior Notes.

If we do not realize the expected benefits from our recent acquisitions, including synergies, from the ECO and NewSouth acquisitions, our business and results of operations will suffer.

Although significant progress has been made integrating NewSouth Window Solutions into our operations, there is no assurance that the NewSouth business will be successfully or cost-effectively integrated into our existing business, or that the synergies expected from that acquisition will ultimately be achieved. In addition, those integration efforts are ongoing and there is no assurance that they will ultimately be successful. Our NewSouth business serves a residential market segment, primarily driven by replacement projects, and relatively small order sizes that our dealer network typically does not target and serve, and that we have never served prior to the NewSouth acquisition. The process of simultaneously integrating the business operations of NewSouth, which we acquired in February 2020, and ECO, in which we acquired a 75% ownership stake in February 2021, may cause an interruption of, or loss of momentum in, the activities of our other businesses. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and its liquidity, results of operations and financial condition may be materially adversely impacted. In addition, as we continue our integration activities, we may identify additional risks and uncertainties not yet known to us.

Even if we are able to successfully integrate and position the business operations of ECO, NewSouth and our legacy businesses, it may not be possible to realize the full benefits of the increased sales volume and other benefits, including synergies, that we expected to result from the ECO and NewSouth acquisitions, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from these recent acquisitions may be offset by costs incurred or delays in integrating the companies. In addition, even if such acquisitions are successfully integrated, we may become subject to unexpected costs, charges or liabilities arising from such businesses. Our expected cost savings, as well as any revenue or other strategic synergies, are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control. If we fail to realize the benefits, we anticipated from the ECO and/or NewSouth acquisitions, our liquidity, results of operations or financial condition may be adversely effected.

We may evaluate and engage in asset acquisitions, dispositions, joint ventures and other transactions that may impact our results of operations, and we may not achieve the expected results from these transactions.

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

Risks Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our business and financial condition and prevent us from meeting our debt obligations.

Our total gross indebtedness is $479.0 million, including $60.0 million aggregate principal amount of Second Additional Senior Notes we issued on January 25, 2021, and we had an additional $76.0 million available for borrowing under our existing senior secured credit facilities.

Although our senior secured credit facilities and indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.

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

Risks Related to Information Systems and Intellectual Property

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

We are highly dependent on our ERP information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. We currently operate on six different ERP information systems. Since we must process and reconcile our information from multiple systems, the chance of errors is increased, and we may incur significant additional costs related thereto. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain our books and records and comply with regulatory requirements. Any of the foregoing could result in a material increase in information technology compliance or other related costs and could materially negatively impact our operations. In the future, we may transition all or a portion of our systems to one ERP system. The transition to a different ERP system involves numerous risks, including:

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

Risks Related to Warranty, Legal and Regulatory Matters

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

We are subject to legal and regulatory proceedings from time to time which may result in material damages. Although we do not presently believe that any of our current legal or regulatory proceedings will ultimately have a material adverse impact on our financial performance or operations, we cannot assure you that we will not incur material damages or penalties in a lawsuit or other proceeding in the future and/or significant defense costs related to such lawsuits or regulatory proceedings. For example, many of our products are installed in large, multi-unit condominiums or apartments or similar developments, and we may face legal claims for breach of warranties or other claims alleging product defects on a large-scale in connection with such projects. Also, we operate a fleet of delivery trucks and, in addition to the significant compliance-related costs associated with operating such a fleet, we may incur significant adverse judgments, damages and penalties related to accidents that those trucks may be involved in from time to time. Significant adverse judgments, penalties, settlement amounts, amounts needed to post a bond pending an appeal or defense costs could materially and adversely affect our liquidity and capital resources. It is also possible that, as a result of a present or future governmental or other proceeding or settlement, significant restrictions will be placed upon, or significant changes made to, our business practices, operations or methods, including pricing or similar terms. Any such restrictions or changes may adversely affect our profitability or increase our compliance costs.

Our Bylaws contain an exclusive forum provision that may discourage lawsuits against us and our directors and officers.

Our Amended and Restated Bylaws (our “Bylaws”) provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) an action asserting a claim arising pursuant to any provision of the DGCL or the Corporation’s Certificate of Incorporation or these By-laws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. Our exclusive forum provision is not intended to apply to any actions brought under the Securities Act of 1933 (the “Securities Act”), as amended, or the Securities Exchange Act of 1934 (the “Exchange Act”). Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, the exclusive forum provision in our Bylaws will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

This forum selection provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our certificate of incorporation, a court could rule that such a provision is inapplicable or unenforceable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We had the following properties as of January 2, 2021:

	Manufacturing	Support	Storage	Storefront
	(in square feet)
Owned:
Main plant and corporate office, North Venice, FL	348,000	15,000	—	—
Glass tempering and laminating, North Venice, FL	107,000	5,000	—	—
ILAB research and testing, North Venice, FL	—	22,000	—	—
Assembly processing facility, North Venice, FL	96,000	—	—	—
Support facility, North Venice, FL	—	7,000	—	—
Insulated glass building, North Venice, FL	42,000	—	—	—
PGT Wellness Center, North Venice, FL	—	3,600	—	—

Leased:
Support facility (Endeavor Court), Nokomis, FL	—	12,000	—	—
Storage facility (Technology Park), Nokomis, FL	—	—	10,475	—
Storage facility (Commerce Drive), Nokomis, FL	—	—	6,400	—
Storage facility (Sarasota warehouse), Bradenton, FL	—	—	40,000	—
Storage facility (Riverview warehouse), Riverview, FL	—	—	75,326	—
Storage facility (MLK Blvd), Tampa, FL	—	—	2,000	—
Storage facility (Parque Drive), Ormond Beach, FL	—	—	1,000	—
Storage facility (Metro Parkway) Ft. Meyers, FL	—	—	3,800	—
Storage facility (42nd St) Palm City, FL	—	—	2,250	—
Storage facility (Silver Star) Orlando, FL	—	—	3,159	—
Plant and administrative offices, Hialeah, FL (CGI)	305,000	20,000	—	—
Plant and administrative offices, Miami, FL (CGIC)	71,000	10,000	—	—
Plant and administrative offices, Phoenix, AZ (WWS)	160,000	10,000	—	—
Plant and administrative offices, Tampa, FL (NewSouth)	230,000	8,500	—	—
SEBU showrooms located in FL, SC and TX (NewSouth)	—	—	—	84,464
WEBU showrooms located in CA (WWS)	—	—	—	19,166

Total square feet	1,359,000	113,100	144,410	103,630

WWS is headquartered in Phoenix, Arizona. WWS manufacturers its window and door products from its approximately 170,000 square foot manufacturing and distribution facility in Phoenix. This facility is leased by WWS through the end of May 2027.

We moved the operations of CGI into a 325,000 square foot leased facility during 2017. This new facility is in Hialeah, Florida, and is leased through the end of 2028.

We acquired NewSouth on February 1, 2020. NewSouth manufactures its window and door products from its approximately 240,000 square foot facility in Tampa Florida. This facility is leased by NewSouth through the end of December 2027.

We also own three parcels of undeveloped land in North Venice, Florida, available for future construction needs we may have.

Our leases discussed above expire between May 2021 and December 2028. The leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

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

Our Common Stock trades on the New York Stock Exchange under its symbol of “PGTI”. On February 5, 2021, the closing price of our Common Stock was $22.48 as reported on the New York Stock Exchange. The number of stockholders of record of our Common Stock on that date was approximately 4,300, although we believe that the number of beneficial owners of our Common Stock is substantially greater.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graphs compare the percentage change in PGT Innovations, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the NYSE Composite Index, the SPDR S&P Homebuilders ETF, and the Standard & Poor’s Building Products Index over the period from January 4, 2016 (the first trading day of our 2016 fiscal year), to December 31, 2020 (the last trading day of our 2020 fiscal year).

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN

AMONG PGT INNOVATIONS, INC., THE NYSE COMPOSITE INDEX, THE SPDR S&P

HOMEBUILDERS ETF AND THE S&P 500 BUILDING PRODUCTS INDEX

PGT, Inc.*
NYSE Composite**
SPDR S&P Home builders ETF*
S&P 500 Building Products Index
$250
$200
$150
$100
$50
$0
12-15
3-16
6-16
9-16
12-16
3-17
6-17
9-17
12-17
3-18
6-18
9-18
12-18
3-19
6-19
9-19
12-19
3-20
6-20
9-20
12-20

*Note: Dividend Adjusted Share Price
(Benchmark Date 01/04/2016)

*

Graph shows returns generated as if $100 were invested on January 3, 2016 (the first trading day of our 2016 fiscal year) for 60 months ending December 31, 2020 (the last trading day of our 2020 fiscal year), in PGTI stock or in the SPDR S&P Homebuilders EFT Fund, which is an exchange-traded fund that seeks to replicate the performance of the S&P Homebuilders Select Industry Index, or in the S&P 500 Building Products index, which is a fund that seeks to replicate the performance of the building products manufacturers who are included in the Standard and Poors 500 index.

**

The Company’s common stock trades on the NYSE. As such, the 5-year return comparison is to the NYSE Composite Index. However, prior to December 28, 2016, the Company’s common stock traded on the NASDAQ Global Market.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information and other data as of and for the periods indicated and have been derived from our audited consolidated financial statements. All information included in the following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7, and with the consolidated financial statements and related notes in Item 8. All years presented consisted of 52 weeks, except for the year ended January 2, 2021, which consisted of 53 weeks.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 2,	December 28,	December 29,	December 30,	December 31,
(in thousands, except per share data)	2021 (5)	2019	2018 (5)	2017	2016
Income Statement data:
Net sales	$882,621	$744,956	$698,493	$511,081	$458,550
Cost of sales	561,297	484,588	455,025	352,097	318,452

Gross profit	321,324	260,368	243,468	158,984	140,098

Selling, general and administrative expenses	224,386	176,312	150,910	98,803	83,995
Impairment of trade name (1)	8,000	—	—	—	—
Restructuring costs and charges (2)	4,227	—	—	—	—
Gains on sales of assets (3)	—	—	(2,551)	—	—
Fair value adjustment to contingent consideration (4)	—	—	—	—	(3,000)

Income from operations	84,711	84,056	95,109	60,181	59,103
Interest expense	27,719	26,417	26,529	20,279	20,125
Debt extinguishment costs	—	1,512	3,375	—	3,431

Income before income taxes	56,992	56,127	65,205	39,902	35,547
Income tax expense	11,884	12,439	11,272	63	11,800

Net income	$45,108	$43,688	$53,933	$39,839	$23,747

Net income per common share:
Basic	$0.77	$0.75	$1.03	$0.80	$0.49
Diluted	$0.76	$0.74	$1.00	$0.77	$0.47
Weighted average shares outstanding:
Basic	58,887	58,346	52,461	49,522	48,856
Diluted	59,360	59,150	54,106	51,728	50,579

Other financial data:
Depreciation	$24,014	$18,876	$14,225	$13,051	$9,577
Amortization	18,825	15,856	10,225	6,477	6,096

	As Of	As Of	As Of	As Of	As Of
	January 2,	December 28,	December 29,	December 30,	December 31,
	2021	2019	2018 (4)	2017	2016
Balance Sheet data:
Cash and cash equivalents	$100,320	$97,243	$52,650	$34,026	$39,210
Total assets	1,062,521	922,733	862,153	453,119	436,648
Total debt, including current portion	412,098	368,971	366,777	212,973	247,873
Shareholders’ equity	485,134	431,548	385,544	175,325	132,852

(1)	Relates to impairment of our WWS trade name. See Note 8 in Item 8.
(2)	Relates to our Florida facility consolidation. See Note 22 in Item 8.
(3)	Represents gains on sales of assets under an asset purchase agreement with major supply-chain partner. See Note 6 in Item 8.
(4)	Relates to reversal of liability for contingent consideration.
(5)	On February 1, 2020, we acquired NewSouth. On August 13, 2018, we acquired WWS. See Note 5 in Item 8 for discussions of the NewSouth and WWS acquisitions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8. Management's Discussion and Analysis comparing the results for the year ended December 28, 2019 to the results for the year ended December 29, 2018 can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 28, 2019, filed with the SEC on February 26, 2020, which is hereby incorporated by reference. In the comparisons which follow, the year ended January 2, 2021 consisted of 53 weeks, whereas the year ended December 28, 2019 consisted of 52 weeks. We believe the effect of the extra week in our 2020 fiscal year was immaterial and does not impact the comparability of our results of operations for the year ended January 2, 2021 to the year ended December 28, 2019.

Our MD&A is presented in the following sections:

•	Impact of COVID 19 on our Business;
•	Executive Overview;
•	Results of Operations;
•	Liquidity and Capital Resources;
•	Disclosures of Contractual Obligations and Commercial Commitments;
•	Critical Accounting Estimates;
•	Recently Issued Accounting Standards;
•	Forward Outlook; and
•	Subsequent Event (ECO Acquisition)

IMPACT OF COVID-19 ON OUR BUSINESS

During March 2020, a global COVID-19 pandemic (the “Pandemic”) was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The Pandemic has resulted in a significant number of infections, hospitalizations and deaths in several of our key markets, including Arizona, California, Florida and Texas. The Pandemic has significantly affected economic conditions in those markets, and in the United States in general, and internationally, including due to federal, state and local governments and employers reacting to the public health crisis with mitigation measures, and also due to the general fear and uncertainty created by the Pandemic, all of which has resulted in workforce, supply chain and production disruptions, along with reduced demand and spending in certain industries and markets, including in some of the core markets where our Western Window Systems (“WWS”) products are sold, such as California in particular. The Pandemic has and continues to create significant uncertainties in the U.S. economy. Although many of the government-mandated restrictions on economic and social activities that were put in place as part of the initial response to the Pandemic have been lifted, and vaccines with high degrees of efficacy in combatting COVID-19 have been approved by the United States Food and Drug Administration, with others pending approval, it remains unclear when, or if, social, business, occupational, educational and economic conditions will return to pre-Pandemic conditions. The extent to which the continuing circumstances around the Pandemic could affect our future business, operations and financial results will depend upon numerous evolving factors that we are not able to accurately predict, including the severity and duration of any additional outbreaks or “waves” of COVID-19, including those involving new variants of the coronavirus, which may be more contagious and deadly than prior strains, the timing and degree of any relief that may come from the current program of nationwide vaccinations and its effect on the duration of the continuing economic, market and supply chain disruptions related to the Pandemic, and whether such vaccines are effective against any new variants of coronavirus, and the nature, amounts and duration of any additional government stimulus measures designed to bolster the economy, including the impact of any such stimulus measures on our ability to attract and retain qualified manufacturing, logistics and other employees.

Our first priority has been and remains the health and safety of our employees, our customers and their families and the communities in which we operate, and as COVID-19 gained a foothold in the Southeast Florida area, we took swift action to protect our employees by temporarily suspending operations at and fumigating our Miami and Hialeah, Florida facilities, each for one-week periods in April 2020. We also took that step at our Western Windows Systems facility in Phoenix, Arizona during July 2020. All of our manufacturing locations are operational and have been deemed essential under various government orders. Each of our facilities has implemented policies and procedures designed to protect the health and safety of our team members in light of the Pandemic, including: 1) continuing to monitor guidelines from federal, state and local health authorities for personal health and safety, and updating our protocols as needed; 2) implementing a mandatory face-mask policy for employees at all of our locations, and providing them with those masks where needed; 3) enforcing social distancing in common areas and work areas, including production lines where possible; 4) requiring all employees to undergo temperature checks before entering our facilities; 5) allowing only essential business visitors into our facilities, but only after prescreening and a temperature check; 6) implementing work-at-home programs where possible; 7) allowing only essential business travel; and 8) sourcing supplies such as reusable masks, hand sanitizer and cleaning solutions for use by our employees.

Due to the then unprecedented uncertainty associated with the Pandemic and its impact on the United States economy, including in our core markets, and on our business, on April 8, 2020, we announced that we were withdrawing our financial performance guidance for 2020. Additionally, due to that same uncertainty, we then took certain actions aimed at preserving cash and maintaining our liquidity, including canceling planned capital expenditures, reducing discretionary spending, closely monitoring and forecasting cash collections and disbursements, and controlling labor-related costs. This cash conservation program continued through the third quarter of 2020. Late in the second quarter of 2020, we began experiencing strengthening order levels, primarily in our Southeast segment, which continued for the remainder of 2020. As such, during the third quarter of 2020 and for the remainder of the year, we resumed spending on capital projects, which increased our level of capital spending and increased spending on labor-related costs to meet our customers’ requirements. However, we will continue to monitor spending and liquidity, and may reinstate restrictions on spending where we believe it is prudent to do so, whether due to the Pandemic, or otherwise.

We experienced some delays in receiving certain materials, primarily glass and aluminum extrusions, from certain of our supplier during 2020. Although we have taken various steps to mitigate the risks of additional supply chain disruptions, there can be no assurances that we will not experience significant disruptions to our materials supply chain in future periods during the Pandemic. Our manufacturing, sales and servicing operations have been deemed essential operations under the COVID-19 related government orders issued to-date, and thus, our operations have been permitted to continue at all of our locations. However, there can be no assurance that our operations will continue to be considered essential and exempt from any such emergency or executive orders issued by governmental authorities in response to any future increases in the extent or severity of the Pandemic, whether due to more contagious and/or deadly variants of the coronavirus, against which vaccines may or may not be effective, or otherwise. Finally, while we believe that the federal government stimulus payments and enhanced unemployment benefits may have bolstered the economy in certain respects, we believe that those payments and benefits may have had an unfavorable impact on our ability to attract and retain qualified manufacturing, logistics and certain other employees. There can be no assurances that any future government stimulus measures will not have a similar unfavorable impact on our ability to attract and retain certain types of employees, which in turn, could have an adverse impact on our production rates and speed and lead times.

EXECUTIVE OVERVIEW

Sales and Operations

Our sales grew to $882.6 million in our 2020 fiscal year, an increase of $137.7 million, or 18%, compared to $745.0 million in 2019. Sales in 2020 includes $93.9 million from NewSouth. Excluding the sales of NewSouth, we experienced solid organic growth of $43.7 million, or 5.9%, in 2020, compared to 2019. We experienced an increase in sales at our Southeast segment, as increased demand in Florida more than offset any negative economic effects of the Pandemic in the southeast region. Excluding the sales of NewSouth, our Southeast business unit had sales of $658.5 million in 2020, an increase of $51.9 million, or 8.5%, compared to $606.6 million in 2019. Net sales of our Western segment decreased $8.1 million, or 5.9%, to $130.2 million in 2020, from $138.3 million in 2019. We believe this decrease was due to the unfavorable impact that the Pandemic and government restrictions related thereto had on the economies in certain of Western Windows Systems’ (“WWS”) core markets, such as California in particular, and on demand for WWS products during much of 2020, offset in part by strengthening demand driving increased order activity late in the year.

Our start to 2020 was strong, with 2020 first quarter consolidated net sales increasing 27%, net income increasing 89%, and net income per diluted share increasing 86%, all as compared to the first quarter of 2019. The first part of our 2020 second quarter was unfavorably impacted by the effects of the Pandemic and the negative economic effects it created but ended with strengthened demand and increasing order volumes. Our Southeast and Western business units together saw order entries grow 26% in the third quarter of 2020 compared to the prior-year quarter, while NewSouth increased orders by approximately 48% in the third quarter compared to the same period last year. Once stronger order volumes returned late in the second quarter and early third quarter of 2020, they continued through the end of 2020. We believe execution of strategic selling and marketing initiatives has been a key driver of sales in addition to recovering market demand for our portfolio of products and was also aided by an active hurricane season.

Gross profit was $321.3 million for our 2020 fiscal year, which increased 23% when compared to 2019. Our gross profit increased primarily due to higher sales volume. Gross margin was 36.4% in 2020, compared to 35.0% in 2019. Although both gross profit and gross margin benefitted from operating leverage provided by the increased organic sales volume in our Southeast segment, improvements driven by operational efficiencies at our Western segment, and the addition of and accretion from our NewSouth Acquisition from its February 1, 2020 acquisition date, these benefit were partially offset by a change in product mix during 2020, compared to 2019.

Selling, general and administrative expenses (“SG&A”) were $224.4 million for 2020, an increase of $48.1 million compared to 2019. SG&A in 2020 includes the SG&A of NewSouth of $36.9 million. SG&A includes $18.8 million in non-cash amortization expense, compared with $15.9 million in 2019. SG&A in 2020, compared to 2019, includes higher acquisition costs, and incremental costs relating to COVID-19 safety measures taken, including increased frequency of cleaning and sanitization of all facilities.

Interest expense was $27.7 million in 2020, an increase of $1.3 million compared to 2019. Generally, higher interest due to a higher level of outstanding 2018 Senior Notes due 2026 outstanding during 2020 as compared to 2019, was partially offset by a lower average interest rate under our 2016 Credit Agreement due 2022.

Our net income in 2020 was $45.1 million, an increase of $1.4 million when compared to 2019. Although our net income benefitted from the higher level of sales, which drove an increase in gross profit, the favorable impact of that higher gross profit on net income for 2020 was more than offset by an impairment charge of $8.0 million relating to our WWS trade name, restructuring costs and charges of $4.2 million relating to our 2020 Florida plant consolidation, and the increase in our SG&A expense from the inclusion of NewSouth in 2020, partially offset the higher gross profit.

Our backlog, which we define as customer orders that we have accepted but not yet shipped, was $199.5 million as of January 2, 2021, and $67.0 million as of December 28, 2019. Our backlog as of January 2, 2021 included $45.0 million of NewSouth backlog. The increase in backlog is a result of an increased level of order entries during the second half of 2020, and also due to supply chain disruptions we experienced in receiving certain materials, primarily glass and aluminum extrusions, during 2020, which slowed our production speed and increased our lead times. At the end of 2020, our lead times, which normally range from one to five weeks, had increased to approximately eight weeks. Although these supply chain disruptions had largely been resolved as of the end of 2020, we have taken a number of steps designed to mitigate any future supply chain disruptions, including evaluating business arrangements with additional suppliers. In addition, we believe that our acquisition of a 75% ownership stake in ECO, which has been one of our glass suppliers historically, will provide us with a high-quality, dependable supply of glass for a portion of our operations going forward.

Liquidity and Cash Flow

During 2020, we generated $75.5 million in cash flow from operations, a decrease of $5.8 million, compared to 2019. In 2020, during the second half of the year, our order entry levels began increasing and continued to increase though the end of the year. Because of this increased demand for our products, we determined to continue to manufacture and ship during late December 2020, whereas in 2019, we had our usual holiday shut-down. As such, the increase in operating cash flow we would usually experience at the end of the year from the reduction in net working capital during our typical one- to two-week holiday shut-down, did not occur in 2020, and we continued to fund working capital during late 2020.

We ended the 2020 fiscal year with $100.3 million in cash, but in 2021, we consummated the ECO Acquisition, funded with the proceeds of the Second Additional Senior notes of $63.3 million, including a premium of $3.3 million, $36.7 million of cash to help fund the purchase price for our acquisition of a 75% ownership stake in ECO, which we closed effective February 1, 2021, and $8.0 million of PGT Innovations, Inc. common stock. We have no scheduled debt repayment obligations until the maturity of our 2016 Credit Agreement on October 31, 2022 and have $76.0 million in availability under the revolving credit facility under our 2016 Credit Agreement, which does not expire until October 2024.

Cash generated from operations was generally used to fund operations and investing cash flows, which was primarily composed of capital expenditures in 2020. However, in 2020, we consummated the NewSouth Acquisition, which was funded with proceeds from the First Additional Senior Notes of $53.2 million, including a premium of $3.2 million, and with $37.2 million in cash on hand. Additionally, during 2020, due to our ability to successfully generate free cash flow, we voluntarily prepaid $10.0 million in borrowings under our 2016 Credit Agreement due 2022. These incremental uses of cash flow were partially offset by a decrease in capital expenditure spending of $6.5 million during 2020, compared to 2019, due to the previously discussed cash conservation program.

During 2019, we made opportunistic repurchases of 393,819 shares of our common stock at a cost of $5.5 million, under a program for share repurchases of up to $30 million, authorized and approved by our Board of Directors on May 22, 2019, representing capital returned to our shareholders. We made no such repurchases during 2020. However, no assurances are provided that we will not make future repurchases under this program. Any future stock repurchases would be subject to the pre-approval of our Board of Directors. See “Liquidity and Capital Resources” for a more detailed discussion of this event.

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

	Year Ended
	January 2,	December 28,	Percent Change
	2021	2019	2020-2019
(in thousands, except per share amounts)
Net sales	$882,621	$744,956	18.5%
Cost of sales	561,297	484,588	15.8%

Gross profit	321,324	260,368	23.4%
Gross margin	36.4%	35.0%

SG&A expenses	224,386	176,312	27.3%
SG&A expenses as a percentage of net sales	25.4%	23.7%
Impairment of trade name	8,000	—
Restructuring costs and charges	4,227	—

Income from operations	84,711	84,056

Interest expense, net	27,719	26,417
Debt extinguishment costs	—	1,512
Income tax expense	11,884	12,439

Net income	$45,108	$43,688

Net income per common share:
Basic	$0.77	$0.75

Diluted	$0.76	$0.74

Full Year 2020 Compared with Full Year 2019

Beginning in 2020, sales into certain states have been reclassified between segments. As such, segment sales amounts for the year ended December 28, 2019, along with the related income from operations, have been revised to conform to the 2020 presentation.

Net sales

Net sales for 2020 were $882.6 million, a $137.6 million, or 18.5%, increase in sales, from $745.0 million in the prior year.

The following table shows net sales by segment (in millions, except percentages):

	Year Ended
	January 2, 2021		December 28, 2019
	Sales	% of sales	Sales	% of sales	% change
Product category:
Southeast segment	$752.4	85.2%	$606.7	81.4%	24.0%
Western segment	130.2	14.8%	138.3	18.6%	(5.8%)

Total net sales	$882.6	100.0%	$745.0	100.0%	18.5%

Net sales of our Southeast segment were $752.4 million in 2020, compared with $606.6 million in 2019, an increase of $145.8 million. Net sales of our Western segment were $130.2 million in 2020, compared with $138.3 million in 2019, a decrease of $8.1 million. Sales of our Western segment are composed of sales of WWS.

The increase in net sales in 2020 of $137.6 million was primarily driven by the inclusion of the net sales of our NewSouth Acquisition from its February 1, 2020 acquisition date, but also by organic sales growth in our Southeast segment. These increases in net sales were partially offset by a slight sales decrease at our Western segment. Net sales of our Southeast segment, excluding the sales of our NewSouth Acquisition, increased $51.9 million, or 8.5% as compared to 2019. Net sales of our Western segment decreased $8.1 million, or 5.9%, in 2020 compared to 2019. The organic sales growth at our Southeast segment in 2020 was a result of strong organic growth during the entire year, except for a decrease in the second quarter of 2020, as our Southeast segment was unfavorably impacted by the Pandemic and consumer and government responses thereto. The decrease in sales at our Western segment in 2020 was driven by the economic challenges and related decrease in demand for our products in our core Western states, especially during the second quarter of 2020, but also continuing into the second half of 2020, caused by the Pandemic and government responses thereto, including stay-at-home orders, as well as by the general economic uncertainty that persisted in those markets. That decline in sales was offset in part by stronger sales in the first quarter of 2020, prior to the Pandemic. However, the rate of decrease in sales at our Western segment lessened during the second half of 2020, as compared to the second quarter of 2020, due to a strengthening new construction housing market in the West, but to a lesser extent than the new construction markets in the Southeast. We believe the Pandemic has impacted our Southeast segment to a lesser degree than our Western segment as, during the second and third quarters of 2020, our customers in the Southeast continued to prepare for what was expected to be, and which was, an active 2020 hurricane season. Net sales of our Southeast segment for 2020 included $93.9 million from our NewSouth Acquisition.

Gross profit and gross margin

Gross profit was $321.3 million in 2020, an increase of $60.9 million, or 23.4%, from $260.4 million in the prior year. Gross profit increased on the higher level of sales in 2020, compared with 2019, due to the inclusion of NewSouth since its February 1, 2020 acquisition date, and also due to organic sales growth in our Southeast segment. These increases were partially offset by a decrease in gross profit at our Western segment as a result of the decrease in sales in that segment during 2020, compared to 2019.

Gross margin was 36.4% in 2020, compared to 35.0% in the prior year, a percentage-point increase of 1.4%. Gross margin increased in 2020 due primarily to the favorable effects of a higher sales and the resulting additional leverage provided to cover fixed costs, lower material costs, primarily aluminum costs, a heightened focus on labor cost management leading to improved operating efficiencies, especially at our Western segment, and the addition of and accretion from our NewSouth Acquisition. These benefits were offset by the negative effects of a change in organic mix of products during 2020 compared to 2019, as our Southeast segment products have slightly lower gross margins than our Western segment products.

Selling, general and administrative expenses

SG&A expenses for 2020 were $224.4 million, an increase of $48.1 million, or 27.3%, from $176.3 million in 2019. As a percentage of net sales, SG&A was 25.4% in 2020, compared to 23.7% in 2019. The increase in SG&A is primarily the result of the inclusion of the SG&A expenses of NewSouth for 2020, which resulted in an increase in SG&A totaling $36.9 million from its acquisition on February 1, 2020, which includes $3.0 million in amortization of the amortizable intangible assets acquired in the acquisition of NewSouth. Excluding the increase in SG&A from the inclusion of NewSouth, SG&A increased $11.2 million in 2020, compared to 2019. As a percentage of net sales, excluding the SG&A of NewSouth, SG&A was 23.8% in 2020, compared to 23.7% in 2019.Excluding the SG&A of NewSouth, the increase in SG&A in 2020, compared to 2019, was due to the inclusion of costs in 2020 of $2.4 million relating to COVID-19 safety measures taken, including increased frequency of cleaning and sanitization of all facilities, as well as an increase in acquisition costs relating to both our NewSouth and ECO acquisitions affecting 2020 SG&A, whereas 2019 including only NewSouth Acquisition costs in the fourth quarter of 2019. Additionally, there were increases in several other categories, including depreciation, stock-based compensation, as well as additional costs from investing in our strategic selling and marketing initiatives, and higher distribution costs on increased sales levels.

Impairment of trade name

There was an impairment of our WWS trade name of $8.0 million in the second quarter of 2020. Following an increase in net sales of 14.0% in the first quarter of 2020, compared to the first quarter of 2019, net sales at our WWS reporting unit decreased 19.3% in the second quarter of 2020 compared to last year’s second quarter. As a result of this decrease in net sales in our second quarter of 2020, compared to the second quarter of last year, as well as continued deterioration in economic and market conditions surrounding the Pandemic, we determined to complete an interim impairment test of our WWS trade name as of July 4, 2020. For this interim impairment test, we decreased our modeling assumptions for net sales of our WWS reporting unit for our 2020 fiscal year based on a reassessment of our key assumptions in our modeling, including an updated assessment of macro growth relating to the industry in our WWS reporting unit’s key markets. We also decreased our 2021 growth rate assumption as we expected the challenging macro-economic conditions in the core western markets where our WWS products are sold to continue during 2021. Based on our revised modeling, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million in the second quarter of 2020.

Net sales at our WWS reporting unit for 2020 exceeded our modeling assumptions used during our second impairment test of our WWS trade name as of July 4, 2020. As such, we performed a qualitative assessment as of the first day of our 2020 fourth quarter and concluded that it was not necessary to perform a Step 1 impairment test for our annual test for impairment of indefinite-lived intangible assets as no new triggering events or conditions were identified.

Restructuring costs and charges

As we announced on April 20, 2020, the Company’s management approved a plan to consolidate its manufacturing operations in Florida, which included exiting our manufacturing facility in Orlando, Florida, where our WinDoor and Eze-Breeze products were assembled and relocating the manufacturing of those products to our Venice and Tampa, Florida plants, respectively. We ceased production at the Orlando facility during June 2020. As a result of this consolidation, we recorded restructuring costs and charges totaling $4.2 million in 2020.

Of the $4.2 million in restructuring costs and charges, $1.9 million represents costs relating to and write-offs of property, plant and equipment, including the impairment of the right-of-use asset of the lease of the Orlando, Florida facility, $1.2 million represents charges relating to inventory not expected to be used due to product rationalization, which we chose to dispose of, and $1.1 million represents personnel-related costs. All of the personnel-related costs had been paid in cash by the end of our 2020 third quarter.

The following represents activities of restructuring costs and charges for 2020:

	Year Ended January 2, 2021
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

Income from operations

Income from operations was $84.7 million in 2020, an increase of $0.6 million, from $84.1 million in 2019. Income from operations in 2020 includes $85.8 million from our Southeast segment and $11.1 million from our Western segment, compared to $73.5 million and $10.6 million from our Southeast and Western segments, respectively, in 2019, all after allocation of corporate operating costs in both periods. Income from operations in 2020 was also impacted by an impairment charge of $8.0 million in the second quarter of 2020 relating to our WWS trade name of our Western segment, and restructuring costs and charges of $4.2 million relating to our Florida plant consolidation actions taken in the 2020 second quarter, and further adjusted in the 2020 third quarter, relating to our Southeast segment. The increase in income from operations in 2020, compared to 2019 is primarily a result of solid organic growth in our Southeast segment, and the inclusion of our NewSouth Acquisition for nearly the entire year of 2020, partially offset by a decrease at our Western segment due to Pandemic-related effects and challenging market conditions, as well as the impairment and restructuring charges taken during 2020.

Interest expense

Interest expense was $27.7 million in 2020, an increase of $1.3 million from $26.4 million in 2019. Interest expense in 2020 includes an increase in interest cost due to the issuance of the First Additional Senior Notes totaling $50.0 million effective on January 24, 2020, which we used to finance a portion of the purchase price for our acquisition of NewSouth. This increase was partially offset by a decrease in interest costs for our term loan under our 2016 Credit Agreement due to a decrease in the weighted-average borrowing rate in 2020, compared to 2019. Additionally, during 2020, we made prepayments of borrowing under our 2016 Credit Agreement due 2022 totaling $10.0 million, which resulted in interest cost savings under the credit agreement. There were no prepayments of term loan borrowings during 2019 under the 2016 Credit Agreement due 2022.

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

Income tax expense

Income tax expense was $11.9 million for 2020, representing an effective tax rate of 20.9%. This compares to income tax expense of $12.4 million for 2019, representing an effective tax rate of 22.2%.

Income tax expense in 2020 includes several discrete items of income tax benefits, including Federal and state research and development tax credit true-ups to actual from the assumptions we made when preparing our 2019 tax provision, which totaled $574 thousand, and a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, which was $700 thousand, which benefitted tax expense by $553 thousand, net of its Federal tax effect. In 2019, there were Federal and state research and development tax credit true-ups totaling $146 thousand. Excess tax benefits relating to equity awards, treated as a discrete item of income tax, were $769 thousand in 2020, and were $2.1 million in 2019. Excluding discrete items of income tax, the effective tax rates for 2020 and 2019, would have been income tax expense rates of 24.2% and 25.9%, respectively. The lower overall tax rate in 2020, compared to 2019, is the result of several factors primarily relating to a lower overall estimate state tax rate due to the addition of NewSouth’s sales in Florida, which currently has a temporarily reduced state corporate income tax rate, which increased our estimated apportionment in Florida, as well as other state tax rate reductions.

We expect to continue to be profitable in 2021, and thus, that we will incur income tax expense at a combined Federal and state effective rate of approximately 25%, excluding discrete tax items. This rate is based on the corporate Federal income tax rate of 21% under the TCJA, plus a blended statutory state rate, taking into consideration a reduction in the corporate income tax rate in the state of Florida, from 5.5% to 4.458% for the tax years of 2019 to 2021.

In response to the Pandemic, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) legislation aimed at providing relief for individuals and businesses that have been negatively impacted by the Pandemic. The CARES Act did not have a material impact to our consolidated financial statements. During 2020, we made payments of estimated Federal and state income taxes totaling $9.2 million, all during the third and fourth quarters of 2020, as the deadlines for such payments to the United States government, and the majority of states in which we have nexus, which followed the payment deadline extension of the CARES Act, had been deferred until July 15, 2020. However, we received a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, described above, which was $700 thousand, before Federal effect. During 2019, we made payments of estimated Federal and state income taxes totaling $11.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash flow generated by operations, supplemented by borrowing capacity under our revolving credit facility, if ever needed. We believe our cash generating capability will continue to provide us with financial flexibility in meeting operating and investing needs. Our primary capital requirements are to fund working capital needs, and to meet required debt payments, including debt service payments on borrowings and fund capital expenditures.

Consolidated Cash Flows

The following table summarizes our cash flow results for 2020 and 2019:

	Components of Cash Flows
(in millions)	2020	2019
Cash provided by operating activities	$75.5	$81.2
Cash used in investing activities	(114.4)	(31.2)
Cash provided by (used in) financing activities	42.0	(5.4)

Increase in cash and cash equivalents	$3.1	$44.6

Operating activities. Cash provided by operating activities was $75.5 million for 2020, compared to $81.2 million for 2019.

The decrease in cash flows from operations of $5.7 million in 2020 compared to 2019 was primarily due to the changes in operating cash flows, including an increase of $110.2 million in collections from customers in 2020 compared to 2019, as the result of increased sales, which was partially offset by an increase in payments to suppliers of $91.3 million as the result of higher procurements of inventory, an increase in personnel related disbursements of $24.8 million due to a larger number of employees during 2020, compared to 2019, and an increase in debt service costs of $0.7 million in 2020, compared to 2019, primarily as a result of the issuance of the 2018 Senior Notes due 2026, including the First Additional Senior Notes relating to the acquisition of NewSouth. Also, net tax payments decreased $2.7 million in 2020, compared to 2019. Other collections of cash and other cash activity, net, decreased by $1.8 million. Other collections of cash primarily relate to sales of scrap aluminum.

Direct cash flows from operations for 2020 and 2019 are presented below:

	Direct Operating Cash Flows
(in millions)	2020	2019
Collections from customers	$876.0	$765.8
Other collections of cash	6.5	8.1
Disbursements to suppliers	(566.9)	(475.6)
Personnel related disbursements	(205.6)	(180.8)
Debt service costs	(25.2)	(24.5)
Income tax payments, net	(9.2)	(11.9)
Other cash activity, net	(0.1)	0.1

Cash from operations	$75.5	$81.2

Days sales outstanding (DSO), which we calculate as accounts receivable divided by average daily sales, was 45 days on January 2, 2021, compared to 42 days on December 28, 2019.

Inventory on hand as of January 2, 2021, was $60.3 million, an increase of $16.5 million from December 28, 2019. Inventory on hand at January 2, 2021 includes $4.7 million relating to NewSouth.

Our inventory consists principally of raw materials purchased for the manufacture of our products and limited finished goods inventory as the majority of our products are custom, made-to-order products. Our inventory levels are more closely aligned with our number of product offerings rather than our level of sales. We have maintained our inventory level to have (i) raw materials required to support new product launches; (ii) a sufficient level of safety stock on certain items to ensure an adequate supply of material in the event of a sudden increase in demand and given our short lead-times; and (iii) adequate lead times for raw materials purchased from overseas suppliers in bulk supply. Inventory turns for the year ended January 2, 2021, was 10.8 times, on par with 10.9 times for the year ended December 28, 2019.

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

Investing activities. Cash used in investing activities was $114.4 million in 2020, compared to $31.2 million in 2019 an increase in cash used of $83.2 million. We used $90.4 million of cash to acquire businesses in 2020, whereas in 2019 we had no acquisitions. Also, in 2020, we used cash of $24.8 million for capital expenditures, compared to $31.3 million in 2019, a decrease of $6.5 million in cash used. Finally, in 2020, we received proceeds of $766 thousand from the sales of property, plant and equipment, compared to $71 thousand in 2019, an increase of $695 thousand in cash proceeds received from sales of property, plant and equipment.

Financing activities. Cash provided by financing activities was $42.0 million in 2020, compared with cash used of $5.4 million in 2019, an increase in cash provided of $47.4 million. In 2020, we issued the First Additional Senior Notes, which provided proceeds of $53.2 million, including a premium of $3.2 million. Proceeds from the issuance of the First Additional Senior Notes were used to partially fund the acquisition of NewSouth. We made voluntary prepayments of borrowings of the term loan under the 2016 Credit Agreement due 2022 of $10.0 million in 2020. In 2019, we entered into the Third Amendment of the 2016 Credit Agreement due 2022, which resulted in the repayment of the then existing term loan with proceeds under a new term loan in the amount of $64.0 million. There were payments of other debt of $163 thousand in 2019 as well. There were payments of financing costs totaling $1.3 million in 2020, related to the issuance of the First Additional Senior Notes, compared with $0.9 million in 2019 relating to the Third Amendment of the 2016 Credit Agreement due 2022, an increase in cash used for refinancing costs of $0.4 million.

Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $0.8 million in 2020, versus $0.5 million in 2019, an increase in cash used of $0.3 million. Proceeds from the exercises of stock options were $0.6 million in 2020, compared to $1.6 million in 2019, a decrease in proceeds of $1.0 million. There were proceeds from stock issued under our 2019 Employee Stock Purchase Plan of $305 thousand during 2020, compared with $59 thousand in 2019. During 2019, we made repurchases of 393,819 shares of our common stock totaling $5.5 million under a repurchase program authorized by our Board of Directors.

Share Repurchase Program. On May 22, 2019, our Board of Directors authorized and approved a share repurchase program of up to $30 million. The repurchases may be made in open market or private transactions from time to time. Repurchases of shares may be made under a Rule 10b5-1 plan, which would permit repurchases when the Company might otherwise be precluded from doing so under applicable laws. The Company bases repurchase decisions, including the timing of repurchases, on factors such as the Company’s stock price, general economic and market conditions, the potential impact on the Company’s capital structure, the expected return on competing uses of capital such as strategic acquisitions and capital investments, and other corporate considerations, as determined by management. From the inception of the program on May 22, 2019, through December 28, 2019,we made repurchases of 393,819 shares of our common stock at a total cost of $5.5 million. We made no repurchases under this program during 2020. The repurchase program may be suspended or discontinued at any time. We may make opportunistic purchases in the future.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. In 2020 and 2019, we spent $24.8 million and $31.3 million, respectively, for capital expenditures, primarily representing equipment purchases and facility improvements expected to support growth. Due to the uncertainty surrounding the impact of the Pandemic on our operations and cash flows, late in the first quarter of 2020, and continuing through the second quarter and early third quarter of 2020, we conserved cash by reducing the level of funding of capital projects. During the third quarter of 2020 and for the remainder of the year, we resumed and caught-up on funding of capital projects, which increased our level of capital spending. But the period of cash conservation during 2020 resulted in a decrease of $6.5 million in cash used for capital expenditures in 2020 compared to 2019.

Management expects to spend between $28 million and $34 million for capital expenditures in 2021, excluding capital expenditures relating to our ECO Acquisition, if any. Our capital expenditure program is geared towards making investments in capital assets targeted at increasing both gross sales and margins, but also includes capital expenditures for maintenance capital.

Capital Resources and Debt Covenants

2018 Equity Issuance

On September 18, 2018, we completed an underwritten, public offering of 7,000,000 shares of our common stock, at a public offering price of $23.00 per share.

The offering resulted in gross proceeds to the Company of $161.0 million. Net of an underwriting fee of $1.15 per share, net cash proceeds to the Company approximated $153.0 million. We used $152.0 million of these proceeds to prepay borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022. The remainder of the proceeds were used for working capital or general corporate purposes, including payment of offering expenses of approximately $447 thousand, classified as a reduction of additional paid-in capital in the accompanying consolidated balance sheet as of December 28, 2019.

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

On January 24, 2020, we completed the add-on issuance of $50.0 million aggregate principal amount of 6.75% senior notes (“First Additional Senior Notes”), issued at 106.375% of their principal amount, resulting in a premium to us of $3.2 million. The First Additional Senior Notes are part of the same issuance of, and rank equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the First Additional Senior Notes, including premium, were used, together with cash on hand, to pay the $90.4 million purchase price in the NewSouth Acquisition.

On January 25, 2021, we completed a second add-on issuance of $60.0 million aggregate principal amount of 6.75% 2018 Senior Notes due 2026 (the “Second Additional Senior Notes”), issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million. The Second Additional Notes are part of the same issuance of, and rank equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the Second Additional Senior Notes, including premium, were used, together with $36.7 million of cash on hand, to pay the $100.0 million cash portion of the $108.0 million purchase price in the ECO Acquisition. The common stock portion of the purchase price was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a then value of $22.36 per share, and are legally restricted from being sold by the recipient for a three-year period from February 1, 2021.

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, and the First Additional Senior Notes totaling $1.3 million, partially offset by the $3.2 million premium on the First Additional Senior Notes, which is being amortized under the effective interest method. See “Deferred Financing Costs” below. As of January 2, 2021, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $365.0 million, and accrued interest totaled $10.4 million.

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

On October 31, 2019, we entered into an amendment of our 2016 Credit Agreement due 2022 (“Third Amendment”). The Third Amendment provides for, among other things, (i) a three-year Term A loan in the then aggregate principal amount of $64.0 million (the “Initial Term A Loan”), maturing in October 2022, which refinances in full our existing Term B term loan facility under the 2016 Credit Agreement, and has no regularly scheduled amortization, and (ii) a new five-year revolving credit facility in an aggregate principal amount of up to $80.0 million (the “Revolving Facility”), maturing in October 2024, which replaces our existing $40.0 million revolving credit facility under the 2016 Credit Agreement, and includes a swing-line facility and letter of credit facility. Our obligations under the 2016 Credit Agreement continue to be secured by substantially all of our assets, as well as our direct and indirect subsidiaries’ assets.

Pursuant to the Third Amendment, interest on all loans under the 2016 Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. The Third Amendment decreases the applicable interest rate margins for the Initial Term Loan A from (i) 2.50% to a spread ranging from 1.00% to 1.75% based on our first lien net leverage ratio, in the case of the Base Rate Loans (with a floor of 100 basis points), and (ii) 3.50% to a spread ranging from 2.00% to 2.75% based on our first lien leverage ratio, in the case of the Eurodollar Loans (with a floor of zero basis points).

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. As of January 2, 2021, there were $4.0 million, in letters of credit outstanding and $76.0 million available under the Revolving Facility.

Fees and costs relating to the Third Amendment were $0.9 million, which are deferred and being amortized. In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. Deferred financing costs and original issue discount allocated to these lenders of $1.5 million were written-off and classified as debt extinguishment costs in the accompanying consolidated statement of operations for the year ended January 2, 2021. As of January 2, 2021, after making prepayments of borrowings totaling $10.0 million during the third quarter of 2020, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $54.0 million, and accrued interest was $12 thousand.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 2.15% as of January 2, 2021 and was 3.77% at December 28, 2019.

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

On September 18, 2018, contemporaneously with the 2018 Equity Issuance, we prepaid $152.0 million in borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022. On December 19, 2018, we voluntarily prepaid an additional $8.0 million in borrowings under the 2016 Credit Agreement due 2022. Interest expense, net, in the consolidated statement of operations in the year ended December 28, 2019 includes $5.6 million, of accelerated amortization of lenders fees and discount relating to the prepayments of $152.0 million and $8.0 million, of borrowings under the term loan portion of the 2016 Credit Agreement due 2022 we made.

Deferred Financing Costs

All debt-related fees, costs and original issue discount, including those related to the revolving credit portion of the facility, is classified as a reduction of the carrying value of long-term debt. The activity relating to third-party fees and costs, lender fees and discount for the year ended January 2, 2021, are as follows:

(in thousands)	Total
At beginning of year	$10,029
Add: Deferred financing costs from the issuance of the add-on 2018 Senior Notes due 2026	1,266
Less: Premium on the issuance of the add-on 2018 Senior Notes due 2026	(3,187)
Less: Amortization expense relating to 2016 Credit Agreement	(328)
Less: Amortization expense relating to 2018 Senior Notes	(878)

At end of year	$6,902

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated, as of January 2, 2021, is as follows:

(in thousands)	Total
2021	$1,169
2022	1,223
2023	1,183
2024	1,250
2025	1,244
Thereafter	833

Total	$6,902

As a result of prepayments of the term loan portion of the 2016 Credit Agreement due 2022 totaling $214.0 million since its inception in February 2016, and pursuant to the Third Amendment, we have no future scheduled repayments until the maturity of the facility on October 31, 2022. The contractual future maturities of long-term debt outstanding, as of January 2, 2021, are as follows (at face value):

(in thousands)	Total
2021	$—
2022	54,000
2023	—
2024	—
2025	—
Thereafter	365,000

Total	$419,000

Long-Term Debt

Long-term debt consists of the following:

	January 2,	December 28,
	2021	2019
	(in thousands)
2018 Senior Notes Due 2026 - Senior notes issued on August 10, 2018, due August 10, 2026. Interest payable semi-annually, in arrears, beginning on February 16, 2019, accruing at a rate of 6.75% per annum beginning August 10, 2018. (1)	$365,000	$315,000

2016 Credit Agreement Due 2022 - Term loan payable with no contractually scheduled amortization payments. Original lump-sum payment of $64.0 million due on October 31, 2022. Interest payable quarterly at LIBOR or the Base prime rate plus an applicable margin. At January 2, 2021, the average rate was 2.00% plus a margin of 0.15%. At December 28, 2019, the average rate was 2.00% plus a margin of 1.77%. (2)	54,000	64,000

Long-term debt	419,000	379,000
Fees, costs, premium and discount (3)	(6,902)	(10,029)

Long-term debt, net, less current portion	$412,098	$368,971

(1)

Effective on August 10, 2018, the Company completed the issuance of $315.0 million aggregate principal amount of 6.75% senior notes due August 10, 2026, issued at 100% of their principal amount. The senior notes were issued to finance, together with cash on hand, the WWS acquisition. On January 24, 2020, we issued an additional $50.0 million add-on senior notes, issued at 106.375% of their principal amount, to finance, together with cash on hand, the $90.4 million acquisition of NewSouth. Effective on January 25, 2021, we issued an additional $60.0 million add-on senior notes, issued at 105.5% of their principal amount, to finance together with cash on hand, and $8.0 million in Company common stock, the $108.0 million investment of our 75% ownership stake in ECO.

(2)	Effective on October 31, 2019, the Company amended and repriced this term loan into a new $64.0 million term loan, and new $80.0 million revolving credit facility, due October 31, 2022.
(3)

Fees, costs, premium and discount represents third-party fees, lender fees, other debt-related costs, and original issue premium and discount, recorded as a net reduction of the carrying value of the debt and are amortized over the lives of the debt instruments to which they relate under the effective interest method.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of January 2, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Current	2-3 Years	4-5 Years	Thereafter
Long-term debt - 2016 Credit Agreement due 2022 (1)	$56,889	$1,366	$55,361	$162	$-
Long-term debt - 2018 Senior Notes due 2026 (2)	587,782	28,748	58,012	58,013	443,009
Operating leases	49,903	8,327	14,775	13,001	13,800
Aluminum forward and MTP contracts (3)	(3,611)	(3,614)	3	-	-
Supply agreements	12,115	12,115	-	-	-
Total contractual cash obligations	$703,078	$46,942	$128,151	$71,176	$456,809

(1)

Includes estimated future interest expense on our term debt under the 2016 Credit Agreement due 2022 at a weighted-average interest rate of 2.15% as of January 2, 2021, which includes a weighted-average base rate of 2.00% and a margin of 0.15%. Includes unused revolver availability fees at 0.25%, the rate as of January 2, 2021.

(2)

Includes estimated future interest expense on our 2018 Senior Notes due 2026 at a fixed interest rate of 6.75%, including the additional $50.0 million in first add-on senior notes issued January 24, 2020, and the additional $60.0 million in second add-on senior notes issued January 25, 2021.

(3)	Contractual obligations under our aluminum forward and Midwest Transaction Premium ("MTP") contracts are in an asset position as of January 2, 2021.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at January 2, 2021. Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If all of these programs were cancelled by us, as of January 2, 2021, we would be required to pay $12.1 million for various materials.

At January 2, 2021, we had $4.0 million in standby letters of credit related to our workers’ compensation insurance coverage.

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

Valuation of Trade Name in Business Combination

The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Intangible assets acquired in business combinations consist of trade names, developed technology, customer relationships, and other intangible assets. The fair value of the trade name intangible assets are determined utilizing the relief from royalty method which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trade name and discounted to present value using an appropriate discount rate.

We applied this approach to the valuation of the trade name for the NewSouth Acquisition, for which the most significant intangible asset identified was its trade name. Specific to this intangible asset, our estimates of projected revenue included forecasted revenue growth rates that required judgment by management. Actual results can differ from our estimates, requiring adjustments to our assumptions. The estimated fair value of identifiable intangible assets acquired in connection with the NewSouth Acquisition was approximately $27.4 million, which included its trade name with an estimated fair value of $22.2 million.

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

Given the general deterioration in economic and market conditions associated with the COVID-19 pandemic, and the narrow excess of fair value over carrying value of our WinDoor and WWS trade names as described in 2019, the Company determined it should complete interim quantitative impairment tests of its WinDoor and WWS trade names as of the end of the Company’s first quarter of 2020. These interim impairment tests did not indicate that impairments of those assets existed at that time. Following an increase in net sales of 14.0% in the first quarter of 2020, compared to the first quarter of last year, net sales at our WWS reporting unit decreased 19.3% in the second quarter of 2020, compared to the second quarter of last year. As a result of the decrease in net sales during our second quarter of 2020, compared to the second quarter of last year, as well as continued deterioration in macro-economic conditions in our core western markets relating to the COVID-19 pandemic, we determined to complete a second interim impairment test of our WWS trade name as of July 4, 2020. For this second interim impairment test, we further decreased our modeling assumptions for net sales of our WWS reporting unit for our 2020 fiscal year based on a reassessment of our key assumptions in our modeling, including an updated assessment of macro industry growth in our WWS reporting unit’s key markets. We also decreased our 2021 growth rate assumption as we expect the challenging macro-economic conditions in our core western markets to continue during 2021. Based on our revised modeling, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million in our second quarter of 2020. Sales for our WWS reporting unit for the 2020 fiscal year exceeded our modeling assumptions used during our second impairment test of our WWS trade name as of July 4, 2020. However, should our WWS reporting unit experience future financial results which are below our most recently updated projections, the estimated fair value of our WWS trade name could again fall below the carrying value, which could result in further impairment.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles and also clarifies and amends existing guidance. This standard is effective beginning January 1, 2021, with early adoption permitted. We do not expect this standard to have any impact on our consolidated financial statements.

FORWARD OUTLOOK

Net sales

Looking ahead into 2021, we believe Florida’s economic factors that impact our business currently are stable. After some softness in single-family housing starts in the late first quarter of 2020 due to the impacts of the Pandemic, single-family housing starts for the remainder of 2020 grew steadily. For 2021, single-family housing starts in Florida are expected to grow by approximately 5%, below what we believe the Florida market can support. Within our core Florida market, we expect our growth in sales into the residential new construction market to outpace our repair and remodel segment growth in 2021, as compared to 2020. We also expect to significantly reduce our backlog during 2021, assuming there are no significant Pandemic-related disruptions to our supply chain for materials, and that we are able to attract, hire, and retain the labor we need to make our products and conduct our operations, and that the Pandemic does not create any significant increases in labor-related absenteeism. In our western market, we expect to see new construction growth driven by year-over-year recovery from the softness which lingered during 2020, primarily due to the conditions caused by the Pandemic, driven by a recovery in California. Homebuilder confidence indices ended the year at near record levels, both nationally and regionally, in the South and West. Based on that confidence, as well as our expectation that interest rates will remaining relatively low and the persistent shortage of housing in many markets will continue, we believe indications are that 2021 will be a solid year for single-family housing starts in our primary markets. For our NewSouth direct-to-consumer business, we expect to see solid growth in 2021, compared to 2020, due to market penetration in legacy store markets, but also from market penetration in new markets from new store openings.

We expect 2021 full-year sales to range between $1.0 billion and $1.075 billion, representing an increase of between 13% and 10%, as compared to 2020. This estimated sales range for 2021 includes our ECO Acquisition at 100% for the post-acquisition period in 2021.

Gross profit and gross margin

We believe the following factors, which are not all inclusive, may impact our gross profit and gross margin in 2021:

•

Our gross margin percentages are influenced by total sales due to operating leverage of fixed costs, and also by product mix. We expect product mix to show more growth in residential new construction, where gross margins are relatively lower, than in repair and remodel sales, for which gross margins are relatively higher.

•

During 2020, our gross profit and gross margin percentage benefitted from improved operational efficiencies in our PGT and WWS legacy businesses and the higher gross margin contributed by our NewSouth sales, whose gross margin on its direct-to-consumer sales is generally higher than sales to our traditional dealer networks. Our focus in 2021 will be to continue to sustain and further improve operating efficiencies, including material usage and labor cost reductions. Furthermore, we plan to take steps in our product pricing in 2021 to benefit gross margin and offset inflation currently affecting raw material pricing in building materials. Finally, because ECO produces its own glass and given our controlling ownership stake in ECO, we plan to source more of our glass needs from ECO in 2021, which we believe will favorably impact our glass costs.

•

We believe that the uncertainty around the new Presidential Administration’s policies on tariffs on steel and aluminum could result in continued fluctuations in aluminum prices, but that potential exists for a continuation of the Trump Administration’s policies towards imports of steel and aluminum by the new administration, including the potential for the imposition of additional tariffs on such products entering the United States, as demonstrated by the new administration’s recent decision to reinstate tariffs on aluminum imported to the United States from the United Arab Emirates. We believe the uncertainty surrounding the potential for these actions has and may continue to cause unpredictable volatility in aluminum prices during 2021, and that volatility could be significant. As of the beginning of 2021, we are hedged for approximately 65 percent of our anticipated aluminum needs for 2021, at an average price of $0.81 per pound, which is an average representing the cash price per pound, excluding the delivery component for the Midwest Premium. The current cash price is approximately $0.91 per pound.

•

Our gross profit and gross margin are also influenced by labor costs. Portions of our labor force have become more tenured and, therefore, labor costs have begun to normalize as efficiencies are achieved. However, we believe a strong jobs environment in Florida, combined with the effects of Federal government stimulus payments and enhanced unemployment benefits, has resulted in a contraction in the labor pool, which has led the Company to increase the wages it pays certain of its employees. We expect a tight labor market to continue during 2021 as the economy continues its recovery from the effects of the Pandemic, and because we expect additional forms of government stimulus to be approved.

Selling, general and administrative expenses (SG&A)

This expense category will be affected by the inclusion of the SG&A of ECO in 2021, including non-cash amortization depending on the level of amortizable intangible assets we determine to have acquired, if any. We are currently in the process of estimating the fair values of acquired intangible assets. We expect to leverage fixed SG&A on anticipated higher sales in 2021, compared to 2020, and to continue to look for areas within SG&A to drive efficiencies. However, we expect to continue to invest in strategic marketing initiatives and advertising, especially at our NewSouth direct-to-consumer business which relies heavily on outreach to consumers. As such, savings from SG&A efficiencies could be more than offset by increases in spending on strategic programs which we believe will provide a favorable return on investment.

Depreciation and Amortization

Excluding the impact on depreciation and amortization from our ECO Acquisition, depreciation and amortization is estimated to be approximately $48 million in 2021.

Interest expense

During 2021, we issued the Second Additional Senior Notes with principal totaling $60.0 million, proceeds from which were used to finance the cash portion of the purchase price for the ECO Acquisition. When added onto the 2018 Senior Notes due 2026, including the First Additional Senior Notes issued in 2020, our level of debt outstanding increased to $479.0 million, of which $425.0 million is at a fixed interest rate of 6.75%. We believe interest expense on our long-term debt will be approximately $31 million in 2021, including an estimated $1 million of non-cash amortization of net deferred financing costs.

Income tax expense

We expect to continue to be profitable in 2021, and thus, we believe that we will incur income tax expense at a combined Federal and state effective rate of between approximately 24% to 25%. This rate is based on the lower overall corporate income tax rate of 21% as the result of the Tax Cuts and Jobs Act of 2017, plus a blended statutory state rate, taking into consideration a reduction in the corporate tax rate in Florida from 5.5% to 4.458% through 2021.

Liquidity and capital resources

We had $100.3 million, of cash on hand as of January 2, 2021. On February 1, 2021, we completed the ECO Acquisition. See “Subsequent Event” below for more information.

During 2021, we expect to continue to generate sufficient cash from operations to service the interest requirements on our debt, cover our operating expenses, and spend between $28 million and $34 million for capital expenditures, excluding any capital expenditures required by our investment in ECO, if any. As a result of the Third Amendment, we have no further mandatory required payments remaining until the maturity in October 2022 of our 2016 Credit Agreement due 2022 but may continue to make voluntary prepayments in the future as our cash generation and other relevant factors permit. However, no assurances can be given that cash from operations will be sufficient for some or all these purposes. We currently have $76.0 million of availability under the Revolving Facility portion of the 2016 Credit Agreement. The Revolving Facility expires in October 2024.

SUBSEQUENT EVENT

ECO Acquisition

On February 1, 2021, we completed our previously announced acquisition of a 75% ownership stake in ECO Window Systems and its related companies, ECO Glass Production, LLC, and Unity Windows, LLC (together “ECO”), Florida limited liability companies, for fair value consideration of $108.0 million, including $100.0 million in cash, and $8.0 million in PGT Innovations, Inc. common stock. The cash portion of the purchase price was financed by a second add-on issuance of $60.0 million aggregate principal amount of 6.75% senior notes to the 2018 Senior Notes due 2026 on January 25, 2021, issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million, together with cash in hand. The common stock portion of the purchase price was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock to the ECO seller on February 1, 2021, with a then value of $22.36 per share. Those shares are legally restricted from being sold by the recipient for a three-year period from February 1, 2021. ECO is a manufacturer and installer of aluminum, impact-resistant windows and doors, serving the South Florida region since 2009. ECO is headquartered in Medley, Florida, near Miami, Florida, and has three manufacturing locations in the region.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process. As of February 5, 2021, for 2021, we are covered for approximately 65 percent of our anticipated needs for 2021 at an average price of $0.81 per pound, which is an average representing the cash price per pound, excluding the delivery component for the Midwest Premium.

Regarding only our aluminum hedging instruments for the purchase of aluminum as of January 2, 2021, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $3.4 million. This calculation utilizes our actual commitment of 38.0 million pounds under contract (to be settled throughout June 2022) and the market price of aluminum as of January 2, 2021. This calculation is based only on the LME price of aluminum and excludes an estimate for the Midwest premium.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding with a variable rate as of the date of January 2, 2021, which was $54.0 million, a 100 basis-point increase in interest rate would result in approximately $0.5 million of additional interest costs annually.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
PGT Innovations, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PGT Innovations, Inc. and subsidiaries (the Company) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended January 2, 2021, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended January 2, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the impairment analysis for brand trade name

As discussed in Notes 2 and 8 to the consolidated financial statements, the trade names intangible assets balance was $163 million as of January 2, 2021, of which $65 million related to the Western Window Systems brand. The Company performs an evaluation of the carrying amount of indefinite-lived trade names annually, or more frequently, if events or changes in circumstances indicate that they might be impaired.   Based upon the evaluation performed, the Company recognized pre-tax impairment charge for the Western Window Systems brand trade name of $8 million during the year ended January 2, 2021.

We identified the evaluation of the impairment analysis for the Western Window Systems trade name as a critical audit matter. Specifically, the evaluation of revenue growth rates, royalty rate, and discount rate assumptions used to calculate the fair value of the trade name required subjective auditor judgment as minor changes in those assumptions would have had a significant effect on the Company’s assessment of the carrying value of the trade name. Those assumptions are affected by expected future market or economic conditions, including the impact of COVID-19 and the resulting duration of the economic downturn.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s trade name impairment analysis process, including controls over the development of the revenue growth rates, the royalty rate, and the discount rate assumptions. We performed sensitivity analyses over those assumptions to assess their impact on the Company’s determination of the fair value of the trade name.  We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s forecasted revenue growth rates for the Western Window Systems brand, by comparing the growth assumptions to forecasted growth rates in the Company’s and its peer companies’ analyst reports, including the impact of COVID-19. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s:

•	selected royalty rate for the Western Window Systems brand, by comparing it against publicly available market data for comparable entities’ trade name licensing agreements; and
•	discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.

Evaluation of the acquisition-date fair value of brand trade name

As discussed in Note 5 to the consolidated financial statements, on February 1, 2020, the Company acquired NewSouth Window Solutions, LLC and NewSouth Window Solutions of Orlando LLC (together, NewSouth) in a business combination. As a result of the transaction, the Company acquired a trade name intangible asset with an acquisition-date fair value of $22.2 million.

We identified the evaluation of the acquisition-date fair value of the NewSouth trade name intangible asset as a critical audit matter. Specifically, the evaluation of revenue growth rates, royalty rate, and discount rate assumptions used to calculate the fair value of the trade name required subjective auditor judgment as minor changes in those assumptions would have had a significant effect on the Company’s assessment of the fair value of the trade name.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls over the development of the revenue growth rates, royalty rate, and the discount rate assumptions. We performed sensitivity analyses over those assumptions to assess their impact on the Company’s determination of the fair value of the trade name. We compared the Company’s forecasted NewSouth revenue growth rates to NewSouth’s historical actual results and to forecasted growth rates in the Company’s and its peer companies’ analyst reports. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s:

•	selected royalty rate for the NewSouth brand, by comparing it against publicly available market data for comparable entities’ trade name licensing agreements; and
•	discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Tampa, Florida

March 2, 2021

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018

Net sales	$882,621	$744,956	$698,493
Cost of sales	561,297	484,588	455,025

Gross profit	321,324	260,368	243,468

Selling, general and administrative expenses	224,386	176,312	150,910
Impairment of trade name	8,000	-	-
Restructuring costs and charges	4,227	-	-
Gains on sales of assets	-	-	(2,551)

Income from operations	84,711	84,056	95,109

Interest expense, net	27,719	26,417	26,529
Debt extinguishment costs	-	1,512	3,375

Income before income taxes	56,992	56,127	65,205

Income tax expense	11,884	12,439	11,272

Net income	$45,108	$43,688	$53,933

Net income per common share:
Basic	$0.77	$0.75	$1.03

Diluted	$0.76	$0.74	$1.00

Weighted average shares outstanding:
Basic	58,887	58,346	52,461

Diluted	59,360	59,150	54,106

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018

Net income	$45,108	$43,688	$53,933

Other comprehensive income (loss) before tax:
Change in fair value of derivatives	1,569	(1,229)	(4,357)
Reclassification to earnings	2,359	5,030	239

Other comprehensive income (loss) before tax	3,928	3,801	(4,118)

Income tax expense (benefit) related to other comprehensive income (loss)	970	974	(1,053)

Other comprehensive income (loss), net of tax	2,958	2,827	(3,065)

Comprehensive income	$48,066	$46,515	$50,868

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	January 2,	December 28,
	2021	2019
ASSETS
Current assets:
Cash and cash equivalents	$100,320	$97,243
Accounts receivable, net	92,844	68,091
Inventories	60,317	43,851
Contract assets, net	28,723	10,547
Prepaid expenses	8,357	3,362
Other current assets	11,111	10,516
Total current assets	301,672	233,610

Property, plant and equipment, net	135,155	128,199
Operating lease right-of-use asset, net	38,567	26,390
Intangible assets, net	256,507	255,962
Goodwill	329,695	277,600
Other assets, net	925	972

Total assets	$1,062,521	$922,733

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,469	$13,443
Accrued liabilities	60,875	37,951
Current portion of operating lease liability	6,132	4,703
Total current liabilities	90,476	56,097

Long-term debt	412,098	368,971
Operating lease liability, less current portion	35,130	24,040
Deferred income taxes	28,329	27,945
Other liabilities	11,354	14,132
Total liabilities	577,387	491,185

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	-	-
Common stock; par value $.01 per share; 200,000 shares authorized; 62,542 and 61,921 shares issued and 58,999 and 58,505 shares outstanding at January 2, 2021 and December 28, 2019, respectively	625	619
Additional paid-in-capital	420,202	414,688
Accumulated other comprehensive income (loss)	2,720	(238)
Retained earnings	79,896	34,788
Shareholders' equity	503,443	449,857
Less: Treasury stock at cost	(18,309)	(18,309)
Total shareholders' equity	485,134	431,548

Total liabilities and shareholders' equity	$1,062,521	$922,733

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Cash flows from operating activities:
Net income	$45,108	$43,688	$53,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,014	18,876	14,225
Amortization	18,825	15,856	10,225
Impairment of trade name	8,000	-	-
Non-cash portion of restructuring costs and charges	2,442	-	-
Provision for allowance for doubtful accounts	996	1,553	1,984
Stock-based compensation, including special employee grant in 2018	5,458	3,923	3,383
Amortization and write-offs of deferred financing costs	1,206	1,674	7,790
Debt extinguishment costs	-	1,512	3,375
Deferred income taxes	(593)	4,410	(4,962)
Loss (gain) on sales of assets	(291)	143	(2,703)
Change in operating assets and liabilities (net of acquisition effects):
Accounts receivable	(13,775)	12,682	(17,681)
Inventories	(14,793)	815	88
Prepaid expenses and other current assets	(11,342)	(4,429)	4,214
Accounts payable and accrued liabilities	10,240	(19,487)	26,435
Net cash provided by operating activities	75,495	81,216	100,306

Cash flows from investing activities:
Purchases of property, plant and equipment	(24,800)	(31,268)	(29,769)
Business acquisitions	(90,368)	-	(354,584)
Proceeds from disposals of assets	766	71	5,957
Net cash used in investing activities	(114,402)	(31,197)	(378,396)

Cash flows from financing activities:
Proceeds from issuance of senior notes	53,188	-	315,000
Proceeds from issuance of common stock, net of issuance costs	-	-	152,503
Payments of long-term debt	(10,000)	(64,138)	(160,294)
Payments of financing costs	(1,266)	(854)	(12,066)
Proceeds from issuance of long-term debt	-	64,000	-
Purchases of treasury stock under repurchase program	-	(5,550)	-
Purchases of treasury stock relating to tax withholdings on employee equity awards	(815)	(505)	(687)
Proceeds from exercise of stock options	572	1,562	2,239
Proceeds from issuance of common stock under ESPP	305	59	30
Other	-	-	(14)
Net cash provided by (used in) financing activities	41,984	(5,426)	296,711
Net increase in cash and cash equivalents	3,077	44,593	18,621
Cash and cash equivalents at beginning of year	97,243	52,650	34,029
Cash and cash equivalents at end of year	$100,320	$97,243	$52,650

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

				Accumulated	Retained
	Common stock		Additional	Other	Earnings
	Shares		Paid-in	Comprehensive	(Accumulated	Treasury
	Outstanding	Amount	Capital	Loss	Deficit)	Stock	Total
Balance at December 30, 2017 - previously reported	49,805,338	$525	$252,275	$-	$(64,716)	$(12,759)	$175,325
Cumulative effect of change in method of accounting principle, net of tax expense of $647	-	-	-	-	1,883	-	1,883
Balance at December 30, 2017 - as adjusted	49,805,338	$525	$252,275	$-	$(62,833)	$(12,759)	$177,208
Grants of restricted stock	—	2	(2)	—	—	—	—
Vesting of restricted stock	162,841	—	—	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(35,691)	—	—	—	—	(687)	(687)
Retirement of treasury stock	—	—	(687)	—	—	687	—
Stock-based compensation	—	—	2,796	—	—	—	2,796
Exercise of stock options	1,119,247	11	2,228	—	—	—	2,239
Common stock issued under equity offering	7,000,000	70	152,433	—	—	—	152,503
Common stock issued in employee grant	28,160	—	587	—	—	—	587
Common stock issued under ESPP	1,645	—	30	—	—	—	30
Other comprehensive loss, net of tax benefit of $1,053	—	—	—	(3,065)	—	—	(3,065)
Net income	—	—	—	—	53,933	—	53,933
Balance at December 29, 2018	58,081,540	$607	$409,661	$(3,065)	$(8,900)	$(12,759)	$385,544
Grants of restricted stock	—	6	(6)	—	—	—	—
Vesting of restricted stock	164,226	—	—	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(428,059)	—	—	—	—	(6,055)	(6,055)
Retirement of treasury stock	—	—	(505)	—	—	505	—
Stock-based compensation	—	—	3,923	—	—	—	3,923
Exercise of stock options	682,931	7	1,555	—	—	—	1,562
Common stock issued under ESPP	4,096	—	59	—	—	—	59
Other comprehensive income, net of tax expense of $974	—	—	—	2,827	—	—	2,827
Net income	—	—	—	—	43,688	—	43,688
Balance at December 28, 2019	58,504,734	$619	$414,688	$(238)	$34,788	$(18,309)	$431,548
Grants of restricted stock	—	7	(7)	—	—	—	—
Vesting of restricted stock	219,977	—	—	—	—	—	—
Forfeitures of restricted stock	—	(3)	3	—	—	—	—
Purchases of treasury stock	(51,479)	—	—	—	—	(815)	(815)
Retirement of treasury stock	—	(1)	(814)	—	—	815	—
Stock-based compensation	—	—	5,458	—	—	—	5,458
Exercise of stock options	284,353	3	569	—	—	—	572
Common stock issued under ESPP	41,126	—	305	—	—	—	305
Other comprehensive income, net of tax expense of $970	—	—	—	2,958	—	—	2,958
Net income	—	—	—	—	45,108	—	45,108
Balance at January 2, 2021	58,998,711	$625	$420,202	$2,720	$79,896	$(18,309)	$485,134

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

PGT Innovations, Inc. (“PGTI”, “we,” or the “Company”), formerly named PGT, Inc., is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority of our sales are to customers in the state of Florida; however, we also sell products in many other states, the Caribbean, Canada, and in South and Central America. We also have sales of products that are designed to unify indoor and outdoor living spaces, through our Western Windows Systems’ (“WWS”) division, and most of its sales are in the western United States. Products are sold primarily through an authorized dealer and distributor network. With our acquisition of NewSouth Windows Solutions in February 2020, we also began to sell window products in the direct-to-consumer channel through a “factory-direct” sales model.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (“NYSE”) from the NASDAQ Global Market, and began trading on the NYSE under its existing ticker symbol of “PGTI”. As of January 2, 2021, we had three manufacturing operations in Florida, with one in North Venice, two in the greater Miami area, and one manufacturing operation in Arizona. Additionally, we have two glass tempering and laminating plants and one insulation glass plant, all located in North Venice.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Fiscal period

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The year ended January 2, 2021 consisted of 53 weeks. The years ended December 28, 2019, and December 29, 2018, consisted of 52 weeks.

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

Shipping and handling costs

Shipping and handling costs incurred in the purchase of materials used in the manufacturing process are included in cost of sales. Costs relating to shipping, handling and distribution of finished products to our customers are included in selling, general and administrative expenses and totaled $39.3 million, $38.3 million and $29.9 million for the years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively.

Advertising

We expense advertising costs as incurred. Advertising expense, which is included in selling, general and administrative expenses, was $11.6 million, $5.2 million and $3.2 million for the years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively. NewSouth, acquired effective on February 1, 2020, relies heavily on advertising, consistent with its sales-direct-to-homeowner business model.

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

	January 2,	December 28,
	2021	2019
	(in thousands)
Accounts receivable	$96,560	$71,411
Less: Allowance for doubtful accounts	(3,716)	(3,320)

Accounts receivable, net	$92,844	$68,091

Self-insurance reserves

We are primarily self-insured for employee health benefits and workers’ compensation claims prior to 2010 and after 2017. Provisions for losses under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. Accruals for healthcare claims and workers’ compensation are included in accrued liabilities in the accompanying consolidated balance sheets.

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

During 2020, we recorded warranty expense at an average rate of 1.7% of sales. This rate is consistent with the average rate of 1.7% of sales accrued in 2019. We assess the adequacy of our warranty accrual on a quarterly basis, and adjust the previous amounts recorded, if necessary, to reflect the change in estimate of the future costs of claims yet to be serviced. The following provides information with respect to our warranty accrual.

Accrued Warranty	Beginning of Period	Acquired	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)
Year ended January 2, 2021	$6,244	$3,515	$15,256	$266	$(17,280)	$8,001

Year ended December 28, 2019	$6,149	$-	$12,720	$570	$(13,195)	$6,244

Year ended December 29, 2018	$5,386	$509	$11,835	$(650)	$(10,931)	$6,149

The accrual for warranty is included in accrued liabilities and other liabilities, depending on estimated settlement date, in the consolidated balance sheets as of January 2, 2021 and December 28, 2019. The portion of warranty expense related to the issuance of product of $3.8 million, $2.7 million and $4.9 million is included in cost of sales in the consolidated statements of operations for the years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively. The portion related to servicing warranty claims including costs of the service department personnel is included in selling, general and administrative expenses in the consolidated statements of operations, and is $11.7 million, $10.6 million and $6.3 million, respectively, for the years ended January 2, 2021, December 28, 2019, and December 29, 2018.

Inventories

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited finished goods inventory as most products are custom, made-to-order products manufactured under noncancelable purchase orders and therefore are recognized as costs of sales relating to revenue recognized over time during the manufacturing process. All inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The reserve for obsolescence, which was immaterial at January 2, 2021 and December 28, 2019, is based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined through Company history, specific identification and consideration of prevailing economic and industry conditions. Inventories consist of the following:

	January 2,	December 28,
	2021	2019
	(in thousands)
Raw materials	$55,916	$41,255
Work in progress	4,058	2,337
Finished goods	343	259

Inventories	$60,317	$43,851

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

Leases

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

Capitalized software as of January 2, 2021, and December 28, 2019, was $30.4 million and $24.0 million, respectively. Accumulated depreciation of capitalized software was $25.3 million and $21.2 million as of January 2, 2021, and December 28, 2019, respectively.

Amortization expense for capitalized software was $4.1 million, $2.4 million, and $1.9 million for the years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively.

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

For our Southeast and Western reporting units, based on qualitative assessments, we concluded that quantitative assessments were not required to be performed. See Note 8 for further discussion of the goodwill of our reporting units.

Trade names

The Company has indefinite-lived intangible assets in the form of certain trade names. The impairment evaluation of the carrying amount of our indefinite-lived trade names is conducted annually, or more frequently, if events or changes in circumstances indicate that they might be impaired. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If we elect to bypass the qualitative assessment or if we determine, based on qualitative factors, that it is more likely than not that the fair value of our indefinite-lived trade names is less than the carrying amount, an evaluation is performed by comparing their carrying amount to their estimated fair values. If the estimated fair value is less than the carrying amount of the indefinite-lived trade name, then an impairment charge is recorded to reduce the carrying value to its estimated fair value. The estimated fair value is determined using the relief from royalty method that is based upon the discounted projected cost savings (value) attributable to ownership of our trade names, our only indefinite-lived intangible assets. Based on qualitative assessments for 2020, we concluded that quantitative assessments were required to be performed for our Western Window Systems trade name.

We review the carrying value of our finite-lived trade name in accordance with our policy for long-lived assets. See Note 8 for further discussion of our trade name.

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

We maintain our cash with several financial institutions, the balance of which exceeds federally insured limits. At January 2, 2021, and December 28, 2019, our cash balance exceeded the insured limit by $96.1 million and $95.2 million, respectively.

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

Our weighted average number of diluted shares outstanding excludes underlying securities of 23 thousand, and 74 thousand for the years ended January 2, 2021, and December 28, 2019, respectively, because their effects were anti-dilutive. There were no anti-dilutive shares outstanding for the year ended December 29, 2018.

The table below presents the calculation of basic and diluted earnings per share, including a reconciliation of weighted average common shares:

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
(in thousands, except per share amounts)
Numerator:
Net income	$45,108	$43,688	$53,933

Denominator:
Weighted-average common shares - Basic	58,887	58,346	52,461
Add: Dilutive effect of stock compensation plans	473	804	1,645

Weighted-average common shares - Diluted	59,360	59,150	54,106

Net income per common share:
Basic	$0.77	$0.75	$1.03

Diluted	$0.76	$0.74	$1.00

Supplemental cash flow information and non-cash activity

The table below presents supplemental cash flow information and non-cash activity for the years ended January 2, 2021, December 28, 2019, and December 29, 2018:

	Year Ended
	January 2,	December 28,	December 29,
(in thousands)	2021	2019	2018
Supplemental cash flow information:
Interest paid	$25,156	$24,455	$11,145
Income tax payments, net of refunds	$9,242	$11,862	$19,546
Non-cash activity:
Establish right-of-use asset, net of straight-line rent in 2019	$19,185	$31,332	$-
Establish operating lease liability	$(19,185)	$(33,072)	$-
Reclassification of accounts receivable to notes receivable	$1,437	$4,401	$1,161
Property, plant and equipment additions in accounts payable	$61	$449	$197

3. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard was effective for us on December 30, 2018 (the first day of our 2019 fiscal year), with early adoption permitted. We adopted the new standard on this date, using the required modified retrospective transition approach, applying the new standard to all leases existing on the effective date. Consequently, financial information was not updated, and the disclosures required under the new standard will not be provided for dates and periods prior to December 30, 2018. As of the date of adoption, all of our leases were operating leases, and we have no financing leases as of January 2, 2021.

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

Accounting Pronouncements Recently Issued, Not Yet Adopted

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

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles and also clarifies and amends existing guidance. This standard is effective for fiscal periods beginning after January 1, 2021, with early adoption permitted. We do not expect this standard to have any impact on our consolidated financial statements but will comply with its provisions in future periods when applicable to the Company.

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

The following tables reconcile the balances as presented for the year ended December 29, 2018 to the balances prior to the adjustments made to implement the new revenue recognition standard for the same period, for the accompanying consolidated statement of operations. Adoption of the revenue recognition standard did not impact our cash from operating, investing, or financing activities on our condensed consolidated statements of cash flows. (in thousands, except per share amounts):

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

Amounts in the table above presented under “Previous Standard” represent balances as-if ASU 2014-09 had not been adopted, which primarily reflects finished goods and certain unused glass components directly attributable to noncancelable sales orders and with no alternative future use, and therefore recognized as revenue over time under the new standard.

Revenue Recognition Accounting Policy

The Company primarily manufactures fully customized windows and doors based on design specifications, measurements, colors, finishes, framing materials, glass-types, and other options selected by the customer at the point in time an order is received from the customer. The Company has an enforceable right to payment at the time an order is received and accepted at the agreed-upon sales prices contained in agreements with our customers for all manufacturing efforts expended by the Company on behalf of its customers. Due to the customized build-to-order nature of these products, the Company’s assessment is that the substantial portion of its finished goods and certain unused glass components have no alternative use, and that control of these products and components passes to the customer over time during the manufacturing of the products in an order, or upon our receipt of certain pre-cut glass components from our supplier attributed to specific customer orders.

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

Disaggregation of Revenues from Contracts with Customers

The following table provides information about our revenue differentiated based on reportable segment, product category, and market, See Note 20 for more information regarding a realignment of our segments in 2020 (dollars in millions):

	Year Ended
	January 2,	December 28,	December 29,
Disaggregation of revenue:	2021	2019	2018
Reporting segment:
Southeast	$752.4	$606.6	$648.8
Western	130.2	138.4	49.7

Total net sales	$882.6	$745.0	$698.5

Product category:
Impact-resistant window and door products	$630.2	$516.1	$561.8
Non-impact window and door products	252.4	228.9	136.7

Total net sales	$882.6	$745.0	$698.5

Market:
New construction	$402.5	$368.4	$283.1
Repair and remodel	480.1	376.6	415.4

Total net sales	$882.6	$745.0	$698.5

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the years ended January 2, 2021 and December 28, 2019, the Western segment’s net sales of its volume products were $53.2 million and $53.9 million, respectively. For the post-acquisition period from the August 13, 2018 acquisition date to December 29, 2018, the Western segment’s net sales of its volume products were $23.5 million.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At January 2, 2021, and December 28, 2019, those contract liabilities totaled $22.8 million and $7.9 million, respectively, of which $18.1 million and $7.4 million, respectively, are classified within accrued liabilities, and $4.6 million and $0.5 million, respectively, are classified within contract assets, net, in the accompanying condensed consolidated balance sheets at January 2, 2021, and December 28, 2019.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at December 28, 2019 were satisfied in the first quarter of 2020, and contract assets at December 28, 2019 were transferred to accounts receivable in the first quarter of 2020. Contract liabilities at January 2, 2021 represents cash received during the three-month period ended January 2, 2021, excluding amounts recognized as revenue during that period. Contract assets at January 2, 2021 represents revenue recognized during the three-month period ended January 2, 2021, excluding amounts transferred to accounts receivable during that period.

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

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our volume products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of January 2, 2021 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

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

5. Acquisitions

NewSouth Window Solutions

On February 1, 2020, we completed the acquisition of NewSouth Window Solutions LLC and NewSouth Window Solutions of Orlando LLC (together, “NewSouth”, and “NewSouth Acquisition”), which became wholly-owned subsidiaries of PGT Innovations, Inc. The fair value of consideration transferred in the acquisition was $90.4 million. The acquisition was financed with proceeds of $53.2 million from the add-on issuance of $50.0 million in 2018 Senior Notes due 2026 (“Add-On Senior Notes”), including a premium of $3.2 million, and with $37.2 million in cash, including a post-closing adjustment owed to sellers of $0.2 million, which was paid during the third quarter of 2020, described below. See Note 10 for a discussion of the First Additional Senior Notes.

Purchase Price Allocation

The estimated fair value of assets acquired, and liabilities assumed as of the closing date, are as follows:

	Initial Allocation	Adjustments to Allocation	Final Allocation
Accounts receivable	$10,294	$(1,860)	$8,434
Inventories	3,757	(821)	2,936
Contract assets, net	4,413	—	4,413
Prepaid expenses and other assets	1,756	—	1,756
Property and equipment	7,423	10	7,433
Operating lease right-of-use asset	10,578	—	10,578
Intangible assets	28,670	(1,300)	27,370
Goodwill	46,200	5,894	52,094
Accounts payable	(6,621)	—	(6,621)
Accrued and other liabilities	(5,524)	(1,923)	(7,447)
Operating lease liability	(10,578)	—	(10,578)
Purchase price	$90,368	$—	$90,368

Consideration:
Cash	$90,145	$223	$90,368
Due to Sellers	223	(223)	-
Total fair value of consideration	$90,368	$—	$90,368

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

We incurred acquisition costs totaling $2.4 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the NewSouth Acquisition, which includes $0.9 million in 2020, and $1.5 million in 2019, classified as selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended January 2, 2021, and December 28, 2019, respectively.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, has been determined to be $52.1 million, all of which we expected to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through new direct-to-consumer sales channel opportunities, as well as NewSouth’s extensive advertising throughout Florida, and NewSouth’s market intelligence, which we expect to utilize. During 2020, we made additional adjustments to accrued liabilities assumed in the acquisition totaling $1.9 million, relating to certain commercial contracts that existed at the acquisition date, which required additional warranty-related rework to complete and which we were not aware of until after the acquisition date, during 2020. Other adjustments to our initial allocation primarily relate to the commercial assets acquired and liabilities assumed in the NewSouth Acquisition. The adjustments included a $1.9 million decrease in acquired commercial accounts receivable, which we determined were uncollectible, a $1.3 million decrease in acquired intangible assets relating to the commercial trade name, which we have determined had no fair value at the acquisition date, and $0.8 million relating to certain commercial inventories, which we determined were obsolete at the acquisition date. The net increase in goodwill relating to these adjustments since the initial allocation was $5.9 million.

The purchase agreement relating to the NewSouth Acquisition (“PA”) requires certain post-closing adjustments, under which we determined that we owe sellers an additional $0.2 million. The calculation resulted in a net increase in purchase price of $0.2 million. We paid this amount during the third quarter of 2020.

Valuation of Identified Intangible Assets

The valuation of the identifiable intangible assets acquired in the NewSouth Acquisition and our estimate of their respective useful lives are as follows:

				Initial
	Initial	Adjustment to	Final	Useful Life
	Valuation	Valuation	Valuation	(in years)
(in thousands)
Trade name	$23,500	$(1,300)	$22,200	15
Non-compete agreements	1,670	—	1,670	5
Developed technology	2,600	—	2,600	6
Customer-related intangible	900	—	900	<1

Other intangible assets, net	$28,670	$(1,300)	$27,370

Pro Forma Financial Information

The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of the earliest period presented that does not include NewSouth’s actual results for the entire period. Pro forma results have been prepared by adjusting our historical results to include the results of NewSouth adjusted for the following: amortization expense related to the intangible assets arising from the acquisition and interest expense to reflect the First Additional Senior Notes. The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

	Years Ended
	January 2,	December 28,
Pro Forma Results (unaudited)	2021	2019
(in thousands, except per share amounts)	(unaudited)
Net sales	890,373	831,610

Net income	45,338	44,925

Net income per common share:
Basic	$0.77	$0.77

Diluted	$0.76	$0.76

Net sales of NewSouth, included in the consolidated statement of operations for the year ended January 2, 2021, was $93.9 million. The net income of NewSouth in the consolidated statements of operations for the year ended January 2, 2021, after allocation of interest expense and other corporate costs to NewSouth, was $2.0 million.

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

We incurred costs totaling $4.4 million relating to the WWS Acquisition, which includes $0.7 million in additional costs in the first quarter of 2019, included in selling, general, and administrative expenses in the consolidated statement of operations for the years ended January 2, 2021, and December 28, 2019, and relates to legal expenses, representations and warranties insurance, diligence, accounting and printing services.

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

Net sales of WWS, included in the consolidated statement of operations for the years ended January 2, 2021, and December 28, 2019 was $130.2 million and $138.3 million, respectively. Net sales of WWS included in the consolidated statement of operations for the year ended December 29, 2018 from the August 13, 2018 acquisition date was $49.7 million. The net income of WWS in the consolidated statements of operations in all periods were de minimis after allocation of interest and other corporate costs to WWS.

Valuation of Identified Intangible Assets

The valuation of the identifiable intangible assets acquired in the WWS Acquisition and our estimate of their respective useful lives are as follows:

		Initial
	Final	Useful Life
	Valuation	(in years)
(in thousands)
Trade name	$73,000	indefinite
Customer relationships	94,000	10

Other intangible assets, net	$167,000

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

Year Ended
December 29,
Pro Forma Results (unaudited)	2018
(in thousands, except per share amounts)

Net sales	$775,473

Net income	$50,407

Net income per common share:
Basic	$0.96

Diluted	$0.93

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

The Company then determined that, although the APA and SA are separate agreements, they were negotiated contemporaneously. Therefore, the Company has concluded that the $27.8 million, of proceeds under the APA should be bifurcated between the sale of the door glass manufacturing assets, and as payment received from a supplier for the Company’s agreement to buy glass components for PGT-branded doors from Cardinal under the SA. The bifurcation of the proceeds in excess of the stand-alone selling price of the assets acquired would be allocated to the SA and recognized as a reduction of cost of sales as glass components are purchased by PGTI. Based on the established stand-alone selling price of the assets sold, as determined by an independent appraisal, approximately $7.7 million was allocated to the sale of the assets, with the remaining $20.1 million representing consideration received from Cardinal related to the agreement to buy door glass components for PGT-branded doors from Cardinal. This consideration is being amortized over the seven-year term of the SA.

 The APA provided for the transfer of the assets from the Company to Cardinal in two phases. The second phase was during the second quarter of 2018, wherein machinery and equipment which had a net book value of $3.2 million and fair value of $5.8 million was transferred. We recognized gains on disposals for the difference totaling $2.6 million during the year ended December 28, 2019, classified as a separate line item in the accompanying consolidated statement of operations.

The SA provides that the Company will purchase, and Cardinal will supply, all the Company’s requirements for certain glass components used in PGT-branded doors through the end of 2024. The terms of the manufacture by Cardinal and purchase by the Company of such glass components as to purchase orders, forecasts of purchases, pricing, invoicing, delivery and payment terms and other terms, are all as described in the SA. Early in the fourth quarter of 2017, we began purchasing and receiving glass components from Cardinal under the SA. At that time, we began amortizing the advance consideration received from Cardinal initially allocated to the SA. Since its inception, we have amortized a total of $9.1 million, of this advance consideration, including $2.8 million in each of the years ended December 29, 2018, December 28, 2019, and January 2, 2021, which are classified as reductions to cost of sales in the accompanying consolidated statements of operations in each year. The remaining unamortized balance of $11.0 million is classified in the accompanying consolidated balance sheet as of January 2, 2021, as $2.8 million within accrued liabilities and $8.2 million within other liabilities.

7. Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of:

	January 2,	December 28,
	2021	2019
	(in thousands)
Land	$6,664	$6,664
Buildings and improvements	85,434	77,860
Machinery and equipment	113,500	112,046
Vehicles	17,374	14,799
Software	30,423	24,047
Construction in progress	12,484	14,116

Property, plant and equipment	265,879	249,532
Less: Accumulated depreciation	(130,724)	(121,333)

Property, plant and equipment, net	$135,155	$128,199

The Company recognized depreciation expense of $24.0 million, $18.9 million, and $14.2 million related to property, plant and equipment during the years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively.

8. Goodwill and Intangible Assets

Goodwill and intangible assets are as follows as of:

			Initial
	January 2,	December 28,	Useful Life
	2021	2019	(in years)
	(in thousands)
Goodwill	$329,695	$277,600	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$140,841	$148,841	indefinite

Customer relationships and customer-related assets	201,547	200,647	<1-10
Trade name (amortizable)	22,200	-	15
Developed technology	5,600	3,000	6-10
Non-compete agreement	3,338	1,668	2-5
Software license	590	590	2
Less: Accumulated amortization	(117,609)	(98,784)

Subtotal	115,666	107,121

Other intangible assets, net	$256,507	$255,962

Goodwill at December 28, 2019	$277,600
Increase due to acquisition of NewSouth	52,095

Goodwill at January 2, 2021	$329,695

Trade names (indefinite-lived) at December 28, 2019	$148,841
Decrease due to impairment of WWS trade name	(8,000)

Trade names (indefinite-lived) at January 2, 2021	$140,841

Amortizable Intangible Assets

We test amortizable intangible assets for impairment when indicators of impairment exist. No impairment was recorded for any period presented.

Estimated amortization of our amortizable intangible assets is as follows for future fiscal years:

(in thousands)	Total
2021	$17,641
2022	16,782
2023	14,621
2024	14,575
2025	14,287
Thereafter	37,760

Total	$115,666

Amortization Expense

Amortization expense relating to amortizable intangible assets for the years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively, was $18.8 million, $15.9 million, and $10.2 million, respectively.

Goodwill

We perform our annual goodwill impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events

For our Southeast reporting unit, we completed a qualitative assessment of its goodwill on the first day of our fourth quarter of 2020. This qualitative assessment included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to our Southeast reporting unit, such as the inputs that would be used to calculate its fair values, as well as events and circumstances related to the Southeast reporting unit, such as the industry in which we operate, our competitive environment, the availability and costs of its raw materials and labor, the financial performance of our Southeast reporting unit, and factors related to the markets in which our Southeast reporting unit operates. We also considered that, for our Southeast reporting unit, no new impairment indicators were identified since the date of our prior assessment, which was a qualitative assessment. Based on the most recent qualitative assessment, we concluded that it is not more likely than not that the Southeast reporting unit’s carrying value exceeds it fair value. As of January 2, 2021, and December 28, 2019, the carrying value of our Southeast reporting unit goodwill is $201.3 million and $149.2 million, respectively.

For our WWS reporting unit, having completed a quantitative assessment of its goodwill during the second quarter of 2020, wherein we concluded that it was more likely than not that the fair value of our Western reporting unit exceeded its carrying value, we completed a qualitative assessment of its goodwill on the first day of our fourth quarter of 2020. This qualitative assessment included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to our Western reporting unit, such as the inputs that would be used to calculate its fair values, as well as events and circumstances related to the Western reporting unit, such as the industry in which we operate, our competitive environment, the availability and costs of its raw materials and labor, factors related to the markets in which our Western reporting unit operates, as well as a comparison of our Western reporting unit’s actual results of operations for 2020 to the projections used in the quantitative assessment completed in the second quarter of 2020. We also considered that, for our Western reporting unit, no new impairment indicators were identified since our quantitative assessment during the second quarter of 2020. Based on the most recent qualitative assessment, we concluded that it is not more likely than not that the Western reporting unit’s carrying value exceeds it fair value. As of January 2, 2021, and December 28, 2019, the carrying value of our Western reporting unit goodwill is $128.4 million and $128.4 million, respectively.

Indefinite-Lived Intangible Assets

We perform our annual indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. Given the general deterioration in economic and market conditions associated with the COVID-19 pandemic, and the narrow excess of fair value over carrying value of our WinDoor and WWS trade names as described in 2019, the Company determined such conditions represented triggering events and that we should complete interim quantitative impairment tests of its WinDoor and WWS trade names as of as of the end of the Company’s first quarter of 2020. These interim impairment tests did not indicate that impairments of those assets existed at that time. Following an increase in net sales of 14.0% in the first quarter of 2020, compared to the first quarter of last year, net sales at our WWS reporting unit decreased 19.3% in the second quarter of 2020, compared to the second quarter of last year. As a result of the decrease in net sales during our second quarter of 2020, compared to the second quarter of last year, as well as continued deterioration in macro-economic conditions in our core western markets relating to the COVID-19 pandemic, we determined to complete a second interim impairment test of our WWS trade name as of July 4, 2020. For this second interim impairment test, we further decreased our modeling assumptions for net sales of our WWS reporting unit for our 2020 fiscal year based on a reassessment of our key assumptions in our modeling, including an updated assessment of macro industry growth in our WWS reporting unit’s key markets. We also decreased our 2021 growth rate assumption as we expect the challenging macro-economic conditions in our core western markets to continue during 2021. Based on our revised modeling, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million in our second quarter of 2020. Sales for our WWS reporting unit for the 2020 fiscal year exceeded our modeling assumptions used during our second impairment test of our WWS trade name as of July 4, 2020. As such, we performed a qualitative assessment as of the first day of our 2020 fourth quarter and concluded that it was not necessary to perform a Step 1 impairment test for our WWS trade name indefinite-lived intangible assets as no new triggering events or conditions were identified. As of January 2, 2021, and December 28, 2019, the carrying value of our WWS trade name was $65.0 million and $73.0 million, respectively.

For our other indefinite-lived trade names, including our WinDoor trade name described above, we completed qualitative assessments of these assets on the first day of our fourth quarter of 2020. These qualitative assessments included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to our other indefinite-lived trade names, such as the inputs that would be used to calculate their fair values, as well as events and circumstances related to these other indefinite-lived trade names, such as the industry in which we use these other indefinite-lived trade names, our competitive environment, the availability and costs of raw materials and labor, the financial performance of our Company, and factors related to the markets in which our Company operates. We also considered that, for our other indefinite-lived trade names, no new impairment indicators were identified since the dates of our prior assessments, which was a quantitative assessment for our WinDoor trade name, and qualitative assessments for the others. Based on these assessments, we concluded that it is more likely than not that the fair values of our other indefinite-lived trade names, including our WinDoor trade name, exceed their carrying values. As of January 2, 2021, and December 28, 2019, the carrying value of our WinDoor trade name was $18.4 million and $18.4 million, respectively. As of January 2, 2021, and December 28, 2019, excluding the WWS and WinDoor trade names, the carrying values of other indefinite-lived trade names was $57.4 million and $57.4 million, respectively.

9. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	January 2,	December 28,
	2021	2019
	(in thousands)
Customer deposits	$18,132	$7,414
Accrued payroll and benefits	14,777	9,421
Accrued interest	10,415	9,021
Accrued warranty	6,474	5,258
Accrued federal and state income taxes	3,355	40
Advance supplier consideration	2,808	2,808
Accrued health claims insurance payable	994	1,301
Fair value of derivative financial instruments	52	510
Other	3,868	2,178

Accrued liabilities	$60,875	$37,951

Other accrued liabilities are comprised primarily of state sales taxes, property taxes and customer rebates. See Note 6 for a discussion of the net advance supplier consideration relating to the SA with Cardinal Glass Industries.

10. Long-Term Debt

Long-term debt consists of the following:

	January 2,	December 28,
	2021	2019
	(in thousands)
2018 Senior Notes Due 2026 - Senior notes issued on August 10, 2018, due August 10, 2026. Interest payable semi- annually, in arrears, beginning on February 16, 2019, accruing at a rate of 6.75% per annum beginning August 10, 2018.	$365,000	$315,000

2016 Credit Agreement Due 2022 - Term loan payable with no contractually scheduled amortization payments. Original lump-sum payment of $64.0 million due on October 31, 2022. Interest payable quarterly at LIBOR or the Base prime rate plus an applicable margin. At January 2, 2021, the average rate was 2.00%, plus a margin of 0.15%. At December 28, 2019, the average rate was 2.00%, plus a margin of 1.77%.	54,000	64,000

Long-term debt	419,000	379,000

Fees, costs, premium and discount (1)	(6,902)	(10,029)

Long-term debt, net, less current portion	$412,098	$368,971

(1)

Fees, costs, premium and discount represents third-party fees, lender fees, other debt-related costs, and original issue premium and discount, recorded as a net reduction of the carrying value of debt and are amortized over the lives of the debt instruments to which they relate under the effective interest method.

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

On January 24, 2020, we completed the add-on issuance of $50.0 million aggregate principal amount of 6.75% senior notes (“First Additional Senior Notes”), issued at 106.375% of their principal amount, resulting in a premium to us of $3.2 million. The First Additional Senior Notes are part of the same issuance of, and rank equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the First Additional Senior Notes, including premium, were used, together with cash on hand, to pay the $90.4 million purchase price in the NewSouth Acquisition.

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, and the First Additional Senior Notes totaling $1.3 million, partially offset by the $3.2 million premium on the First Additional Senior Notes, which is being amortized under the effective interest method. See “Deferred Financing Costs” below. As of January 2, 2021, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $365.0 million, and accrued interest totaled $10.4 million.

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

On October 31, 2019, we entered into an amendment of our 2016 Credit Agreement due 2022 (“Third Amendment”). The Third Amendment provides for, among other things, (i) a three-year Term A loan in the then aggregate principal amount of $64.0 million (the “Initial Term A Loan”), maturing in October 2022, which refinances in full our existing Term B term loan facility under the 2016 Credit Agreement, and has no regularly scheduled amortization, and (ii) a new five-year revolving credit facility in an aggregate principal amount of up to $80.0 million (the “Revolving Facility”), maturing in October 2024, which replaces our existing $40.0 million revolving credit facility under the 2016 Credit Agreement, and includes a swing-line facility and letter of credit facility. Our obligations under the 2016 Credit Agreement continue to be secured by substantially all of our assets, as well as our direct and indirect subsidiaries’ assets.

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

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. As of January 2, 2021, there were $4.0 million, in letters of credit outstanding and $76.0 million available under the Revolving Facility.

Fees and costs relating to the Third Amendment were $0.9 million, which are deferred and being amortized. In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. Deferred financing costs and original issue discount allocated to these lenders of $1.5 million were written-off and classified as debt extinguishment costs in the accompanying consolidated statement of operations for the year ended January 2, 2021. As of January 2, 2021, after making prepayments of borrowings totaling $10.0 million during the third quarter of 2020, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $54.0 million, and accrued interest was $12 thousand.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 2.15% as of January 2, 2021 and was 3.77% at December 28, 2019.

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

On September 18, 2018, contemporaneously with the 2018 Equity Issuance, we prepaid $152.0 million in borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022. On December 19, 2018, we voluntarily prepaid an additional $8.0 million in borrowings under the 2016 Credit Agreement due 2022. Interest expense, net, in the consolidated statement of operations in the year ended December 29, 2018 includes $5.6 million, of accelerated amortization of lenders fees and discount relating to the prepayments of $152.0 million and $8.0 million, of borrowings under the term loan portion of the 2016 Credit Agreement due 2022 we made.

Deferred Financing Costs

All debt-related fees, costs and original issue discount, including those related to the revolving credit portion of the facility, is classified as a reduction of the carrying value of long-term debt. The activity relating to third-party fees and costs, lender fees and discount for the year ended January 2, 2021, are as follows:

(in thousands)	Total
At beginning of year	$10,029
Add: Deferred financing costs from the issuance of the add-on 2018 Senior Notes due 2026	1,266
Less: Premium on the issuance of the add-on 2018 Senior Notes due 2026	(3,187)
Less: Amortization expense relating to 2016 Credit Agreement	(328)
Less: Amortization expense relating to 2018 Senior Notes	(878)

At end of year	$6,902

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated, as of January 2, 2021, is as follows:

(in thousands)	Total
2021	$1,169
2022	1,223
2023	1,183
2024	1,250
2025	1,244
Thereafter	833

Total	$6,902

As a result of prepayments of the term loan portion of the 2016 Credit Agreement due 2022 totaling $214.0 million since its inception in February 2016, and pursuant to the Third Amendment, we have no future scheduled repayments until the maturity of the facility on October 31, 2022. The contractual future maturities of long-term debt outstanding, as of January 2, 2021, are as follows (at face value):

(in thousands)	Total
2021	$—
2022	54,000
2023	—
2024	—
2025	—
Thereafter	365,000

Total	$419,000

Interest Expense, Net

Interest expense, net consisted of the following:

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
(in thousands)
Long-term debt	$26,339	$24,750	$18,946
Debt fees	327	383	251
Amortization and write-offs of deferred
financing costs and debt discount	1,206	1,674	7,790
Interest income	(120)	(339)	(389)

Interest expense	27,752	26,468	26,598
Capitalized interest	(33)	(51)	(69)

Interest expense, net	$27,719	$26,417	$26,529

11. Derivatives

Aluminum Contracts and Midwest Transaction Premium

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. Beginning late in the first quarter of 2020, we began entering into forward contracts to hedge the fluctuations in the price of the delivery component of our aluminum extrusion purchases, known as the Midwest Transaction Premium (“MTP”). Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum and the related MTP.

We record our aluminum hedge contracts at fair value, based on trading values for aluminum forward contracts. Aluminum forward contracts identical to those held by us trade on the London Metal Exchange (“LME”). The LME provides a transparent forum and is the world’s largest center for the trading of futures contracts for non-ferrous metals. The prices are used by the metals industry worldwide as the basis for contracts for the movement of physical material throughout the production cycle. Based on this high degree of volume and liquidity in the LME, we believe the valuation price at any measurement date for contracts with identical terms as to prompt date, trade date and trade price as those we hold at any time represents a contract’s exit price to be used for purposes of determining fair value.

We record our MTP hedge contracts at fair value based on the Platts MW US Transaction price per pound assessment, which has been a benchmark for decades in the North American aluminum industry. Platts surveys the North American market daily to capture trades, bids and offers on a delivered Midwest basis. Data is normalized to reflect the typical price per pound between the largest number of market participants, for delivery within 7 to 30 days from date of publication, net-30-day payment terms, for typical order quantities, chemistries and freight allowances. The survey is extensive and encompasses both domestic and offshore producers, traders and brokers that are varied in scope. Based on the extensive nature of this pricing mechanism, we believe the Platts MW US Transaction price at any time represents a contract’s exit price to be used for purposes of determining fair value.

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

At January 2, 2021, the fair value of our aluminum forward contracts was in a net asset position of $3.2 million. We had 29 outstanding aluminum forward contracts considered to be cash flow hedges for the purchase of 38.0 million pounds of aluminum through June 2022, at an average price of $0.82 per pound, which excludes the Midwest premium, with maturity dates of between one month and eighteen months. At January 2, 2021, the fair value of our MTP contracts was in a net asset position of $0.4 million. We had 23 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 44.5 million pounds of aluminum through December 2022, at an average price of $0.12 per pound, with maturity dates of between one month and twenty-four months. We assessed the risk of non-performance of our counterparty to these contracts and determined it was insignificant and, therefore, did not record any adjustment to fair value as of January 2, 2021.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive loss and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of income, net, recognized in the “accumulated other comprehensive income (loss)” line item in the accompanying condensed consolidated balance sheet as of October 3, 2020, that we expect will be reclassified to earnings within the next twelve months, will be approximately $3.6 million.

The fair value of our aluminum hedges are classified in the accompanying consolidated balance sheets as follows (in thousands):

	Derivative Assets		Derivative (Liabilities)
	January 2, 2021		January 2, 2021
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$3,243	Accrued liabilities	$(28)
MTP contracts	Other current assets	423	Accrued liabilities	(24)
Aluminum forward contracts	Other assets	—	Other liabilities	(25)
MTP contracts	Other assets	26	Other liabilities	(4)
Total derivative instruments	Total derivative assets	$3,692	Total derivative liabilities	$(81)

	Derivative Assets		Derivative (Liabilities)
	December 28, 2019		December 28, 2019
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$193	Accrued liabilities	$(510)
Aluminum forward contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$193	Total derivative liabilities	$(510)

The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive losses, net of tax, was $2.7 million as of January 2, 2021, and $238 thousand as of December 28, 2019.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements for the year ended January 2, 2021 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Year Ended		Year Ended
	December 29, 2018		December 29, 2018
Aluminum contracts	($4,357)	Cost of sales	$239

	December 28, 2019		December 28, 2019
Aluminum contracts	($1,229)	Cost of sales	$5,030

	January 2, 2021		January 2, 2021
Aluminum contracts	$1,037	Cost of sales	$2,470

MTP contracts	$532	Cost of sales	($111)

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

During 2020, 2019, or 2018, we did not make any transfers between Level 1, Level 2 or Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement due 2022, as well as the 2018 Senior Notes due 2026, both classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2022 approximates its carrying value due to its variable interest rate nature, and was approximately $54.0 million as of January 2, 2021, compared to a principal outstanding value of $54.0 million, and $64.0 million as of December 28, 2019, compared to a principal outstanding value of $64.0 million. The fair value of the 2018 Senior Notes due 2026 is also based on debt with similar terms and characteristics and was approximately $387.8 million as of January 2, 2021, compared to a principal outstanding value of $365.0 million, and $338.6 million as of December 28, 2019, compared to a principal outstanding value of $315.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions, which we consider to be Level 2 inputs.

The carrying amounts for financial instruments measured at fair value are as follows:

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
January 2, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts, net	$3,190	$—	$3,190	$—
MTP contracts	421	—	421	—

	$3,611	$—	$3,611	$—

December 28, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts	$(317)	$—	$(317)	$—

	$(317)	$—	$(317)	$—

13. Income Taxes

Income Tax Expense

We consider all income sources, including other comprehensive income, in determining the amount of tax expense allocated to continuing operations.

The components of income tax expense are as follows (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Current:
Federal	$9,906	$5,747	$11,818
State	2,571	2,282	4,416

	12,477	8,029	16,234
Deferred:
Federal	528	3,179	(3,407)
State	(1,121)	1,231	(1,555)

	(593)	4,410	(4,962)

Income tax expense	$11,884	$12,439	$11,272

The aggregate amount of income taxes included in the consolidated statements of operations and consolidated statements of shareholders’ equity are as follows (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Consolidated statements of operations:
Income tax expense relating to continuing operations	$11,884	$12,439	$11,272

Consolidated statements of shareholders' equity:
Income tax (expense) benefit relating to derivative financial instruments	$(970)	$(974)	$1,053

Reconciliation of the Statutory Rate to the Effective Rate

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	3.7%	4.0%	4.5%
Non-deductible expenses	1.0%	1.6%	0.9%
Florida excess tax refund relating to the Tax Cuts and Jobs Act	(1.0)%	—	—
Excess stock-based compensation tax benefits	(1.4)%	(3.7)%	(8.0)%
Research activities credits	(2.3)%	(1.2)%	(0.7)%
Disaster tax credit for Hurricane Irma	—	—	(0.7)%
Changes related to state rate changes and U.S. tax reform	—	0.7%	0.4%
Other	(0.1)%	(0.2)%	(0.1)%

	20.9%	22.2%	17.3%

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax liability are as follows:

	January 2,	December 28,
	2021	2019
	(in thousands)
Deferred tax assets:
Operating lease liability	$10,609	$7,328
Advance supplier consideration	2,776	3,527
Other deferrals and accruals, net	5,743	2,533
Stock-based compensation expense	1,772	1,640
Accrued warranty	1,550	1,485
State bonus depreciation and net operating loss carryforwards	2,606	1,705
Derivative financial instruments	—	79
Acquisition costs	1,664	1,305
Allowance for doubtful accounts	1,017	915
Obsolete inventory and UNICAP adjustment	788	606

Total deferred tax assets	28,525	21,123

Deferred tax liabilities:
Trade names and other intangible assets, net	(17,978)	(20,801)
Property, plant and equipment	(14,966)	(12,923)
Goodwill	(12,596)	(8,525)
Operating lease right-of-use asset	(9,742)	(6,521)
Derivative financial instruments	(892)	—
Prepaid expenses	(680)	(298)

Total deferred tax liabilities	(56,854)	(49,068)

Total deferred tax liabilities, net	$(28,329)	$(27,945)

Tax-Deductible Goodwill

We acquired goodwill deductible for tax purposes in the CGI acquisition as the transaction was treated as an acquisition of stock for tax purposes. At the date of the acquisition, the amount of goodwill deductible for tax purposes from the CGI acquisition was $9.3 million. At the time of the acquisition, this goodwill was the same amount for both book and tax purposes and, therefore, no deferred tax asset or liability was recognized. As we amortize this goodwill for tax purposes over its remaining life, which was approximately 7.4 years at the time of the acquisition, we will recognize a deferred tax liability. The unamortized amount of this goodwill was $1.5 million and $2.7 million at January 2, 2021, and December 28, 2019, respectively.

We have goodwill deductible for tax purposes in the WinDoor acquisition as the transaction was an acquisition of stock that was treated as a step-up acquisition of assets and assumption of liabilities pursuant to our election under section 338(h)(10) of the Internal Revenue Code. We are deducting goodwill for tax purposes of $38.9 million from the WinDoor transaction. The unamortized amount of this goodwill was $26.1 million and $28.7 million at January 2, 2021, and December 28, 2019, respectively.

We have goodwill deductible for tax purposes in the US Impact acquisition as the transaction was treated as an acquisition of assets and assumption of liabilities for both book and tax purposes. We expect to be able to deduct goodwill for tax purposes of $569 thousand from the USI transaction. The unamortized amount of this goodwill was $402 thousand and $440 thousand at January 2, 2021, and December 28, 2019, respectively.

We completed the WWS Acquisition, which included its subsidiary, WWS Blocker LLC (“Blocker”), on August 13, 2018. Blocker was a single-purpose U.S. tax blocker which held a 18.06% ownership percentage of the combined ownership of WWS, and for which that portion of the fair value of assets acquired and liabilities assumed in the WWS Acquisition was not eligible for a step-up in basis. We have goodwill deductible for tax purposes in the WWS Acquisition. Goodwill relating to the 81.94% portion of the transaction treated as a step-up acquisition of assets and assumption of liabilities totaled $133.6 million. We expect to be able to deduct this goodwill for tax purposes. The unamortized amount of this goodwill was approximately $112.1 million and $121.0 million at January 2, 2021, and December 28, 2019, respectively. WWS has historical tax goodwill, of which the 18.06% portion of the Blocker treated as an acquisition of stock not eligible for step-up totaled $6.0 million. The unamortized portion of this goodwill was approximately $4.8 million and $5.3 million at January 2, 2021, and December 28, 2019, respectively. This component can continue to be deducted by the Company for tax purposes.

We have goodwill deductible for tax purposes in the NewSouth Acquisition as the transaction was treated as an acquisition of assets and assumption of liabilities for both book and tax purposes. In the transaction, there were no earn-out arrangements or separate asset allocation agreements with sellers that we believe would affect the deductibility of goodwill in the acquisition. As such, we expect to be able to deduct goodwill for tax purposes of $52.1 million. The unamortized amount of this goodwill was $48.9 million at January 2, 2021.

Net Operating Loss Carryforwards and Valuation Allowance

We estimate that we have $2.6 million and $1.7 million, as of January 2, 2021, and December 28, 2019, respectively, of tax-affected state bonus depreciation, operating loss carryforwards, and state research credits. Operating loss carryforwards and state research credits, which together compose an immaterial portion of these assets, expiring at various dates through 2025 and 2034, respectively. We expect to be able to realize the full benefit of these deferred tax assets before their expiration.

We have no valuation allowances on deferred tax assets at January 2, 2021, or December 28, 2019, as management’s assessment of our ability to realize our deferred tax assets is that it is more likely than not that we will generate sufficient future taxable income to realize all of our deferred tax assets.

Excess Tax Benefits

We adopted ASU 2016-09 effective on January 1, 2017. As a result, excess tax benefits resulting from the exercise of stock options and lapse of restriction on stock awards are now recognized as a discrete item in tax expense, where previously such tax effects had been recognized in additional paid-in-capital. Income tax expense in the years ended January 2, 2021, December 28, 2019, and December 29, 2018, includes excess tax benefits totaling $0.8 million, $2.1 million, and $5.2 million, respectively.

Open Tax Years

The tax years 2014 to 2020 remain open for examination by the IRS due to the statute of limitations and net operating losses utilized in prior tax years.

14. Leases, Commitments and Contingencies

Leases

We lease certain of our manufacturing facilities under operating leases. We also lease production equipment, vehicles, computer equipment, storage units and office equipment under operating leases. Our leases have remaining lease terms of 1 year to 8 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. All of our leases are operating leases. We did not recognize right-of-use assets or lease liabilities for certain short-term leases that are month-to-month leases. The lease expense relating to these leases is immaterial. As of January 2, 2021, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2028. Lease expense for the year ended January 2, 2021 and December 28, 2019, includes $6.6 million and $4.7 million, respectively, classified in cost of sales in the accompanying consolidated statement of operations, with the remainder as selling, general and administrative expenses.

The components of lease expense for the years ended January 2, 2021 and December 28, 2019, are as follows. Certain amounts in the prior year period have been reclassified to conform to the current presentation (in thousands):

	Year Ended
	January 2,	December 28,
	2021	2019
Operating lease cost	$9,165	$6,826
Variable lease cost	3,856	2,117
Total lease cost	$13,021	$8,943

Other information relating to leases for the year ended January 2, 2021, are as follows (in thousands, except years and percentages):

	Year Ended
	January 2,	December 28,
	2021	2019
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(8,822)	$(6,213)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,185	$796

Weighted average remaining lease term in years
Operating leases	6.84	3.88

Weighted average discount rate
Operating leases	5.8%	6.2%

Future minimum lease commitments for non-cancelable operating leases are as follows (in thousands):

	January 2,	December 28,
	2021	2019
2020	$-	$6,319
2021	8,327	4,771
2022	7,626	3,878
2023	7,149	3,741
2024	6,748	3,771
2025	6,253	3,841
Thereafter	13,800	9,850

Total future minimum lease payments	49,903	36,171

Less: Imputed interest	(8,641)	(7,428)

Operating lease liability - total	$41,262	$28,743

Reported as of January 2, 2021 and December 28, 2019:
Current portion of operating lease liability	$6,132	$4,703
Operating lease liability, less current portion	35,130	24,040

Operating lease liability - total	$41,262	$28,743

Purchase Commitments

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If these programs were cancelled by us, as of January 2, 2021, we would be required to pay $12.1 million for various materials. During the years ended January 2, 2021, December 28, 2019, and December 29, 2018, we made purchases under these programs totaling $227.4 million, $216.0 million and $278.9 million, respectively. The Company expects to utilize its purchase commitments in its normal ongoing operations.

At January 2, 2021, we had $4.0 million in standby letters of credit related to our workers’ compensation insurance coverage.

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

15. Employee Benefit Plans

Defined Contribution Plan

We have a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. We currently make matching contributions based on our operating results. During the years ended January 2, 2021, December 28, 2019, and December 29, 2018, there was a matching contribution of up to 3%, in each year made at various times during the year. Company contributions and earnings thereon vest at the rate of 20% per year of service with us when at least 1,000 hours are worked within the Plan year. We recognized expenses for such employer matching of $3.3 million, $2.9 million and $2.7 million for the years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively.

2019 Employee Stock Purchase Plan

On May 22, 2019, our shareholders approved, and we adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) whereby eligible employees may purchase the Company’s common stock at a discount from fair market value represented by the trading price of the Company’s common stock on the NYSE. Eligible employees may purchase the Company’s common stock at a price which is determined by the Compensation Committee of the Board of Directors of the Company, but which will be no less than 85% of fair market value, as defined in the 2019 ESPP. There is a maximum of 700,000 shares issuable under the 2019 ESPP. In the year ended January 2, 2021, there were 41,126 shares issued under the 2019 ESPP.

16. Related Parties

In the ordinary course of business, we sell windows to Builders FirstSource, Inc. One of our directors, Brett Milgrim, is currently a director of Builders FirstSource, Inc., and Floyd Sherman, another of our directors, is a former director and the former Chief Executive Officer of Builders FirstSource, Inc. Our total net sales to Builders FirstSource, Inc. were $21.4 million, $21.9 million and $17.2 million for the years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively. As of January 2, 2021, and December 28, 2019, there was $1.9 million and $2.6 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

17. Shareholders’ Equity

Special Employee Grants of Company Common Stock

At three times during 2018, we made grants of the Company’s common stock totaling 28,160 shares to employees of the Company who do not participate in the Company’s long-term equity incentive compensation programs. The intent of the grants was to foster a sense of ownership in the Company by employees other than those who participate in the Company’s long-term equity incentive program. Each employee that participated in these grants received ten shares of the Company’s common stock, with full rights of ownership, including dispositive rights. These awards had a weighted-average grant-date fair value of $20.84 per share based on the closing New York Stock Exchange market price of the common stock on the business day prior to the day each award was granted. The resulting fair value of these grants totaling $587 thousand was recognized as stock-based compensation expense classified as selling, general and administrative expense in the accompanying consolidated statement of operations and included in stock-based compensation in the accompanying statement of cash flows for the year ended December 29, 2018, as well as recorded as common stock at par value and additional paid-in capital in the accompanying consolidated statement of shareholders’ equity for the year ended December 29, 2018.

2018 Equity Issuance

On September 18, 2018, we completed an underwritten, public offering of 7,000,000 shares of our common stock, at a public offering price of $23.00 per share.

The offering resulted in gross proceeds to the Company of $161.0 million. Net of an underwriting fee of $1.15 per share, net cash proceeds to the Company approximated $153.0 million. We used $152.0 million, of these proceeds to prepay borrowings outstanding under the term loan portion of the 2016 Credit Agreement due 2022. The remainder of the proceeds were used for working capital or general corporate purposes, including payment of offering expenses of approximately $447 thousand, classified as a reduction of additional paid-in capital in the accompanying consolidated statement of shareholders’ equity for the year ended December 29, 2018.

Repurchases of Company Common Stock

During 2020 and 2019, we repurchased 51,479 shares and 34,240 shares, respectively, of our common stock at a total cost of $815 thousand and $505 thousand, respectively, all relating to purchases from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards. Those shares were immediately retired. We also repurchased shares of our common stock on the open market during 2019, as further described in the next paragraph.

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

There were 765,738 shares available for grant under the 2019 Equity Plan at January 2, 2021.

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

New Issuances

During 2020, we issued a total of 650,470 shares of restricted stock awards to certain directors, executives and non-executive employees of the Company, all from the 2019 Equity Plan. The restrictions on these awards lapse at various time periods through 2022 and had a weighted average fair value on the dates of the grants of $16.09 per share. The more significant of the grants that compose this total are described below.

On February 1, 2020, in connection with the NewSouth Acquisition, we issued 258,064 shares of restricted stock awards to the three sellers of NewSouth, who became employees of the Company after the acquisition, with 129,032 of such shares granted to one seller, and 64,516 shares each to the other two sellers. This restricted stock award cliff-vests on the third anniversary of the February 1, 2020 acquisition date of NewSouth and requires that the grantees be employees of the Company on the vesting date. This stock had a fair value on the date of grant of $15.50 per share, and the related stock-based compensation expense is being recognized on a straight-line basis over the three-year life of the grant. In June 2020, the seller holding 129,032 shares announced his retirement, and such shares and related stock-based compensation expense were forfeited.

On February 14, 2020, we issued 305,030 shares of restricted stock to certain executive and non-executive employees of the Company, under the Company’s 2020 long-term incentive plan (“2020 LTIP”). The final number of shares awarded under the 2020 LTIP on February 14, 2020, is subject to adjustment based on the performance of the Company for the 2020 fiscal year and will become final after January 2, 2021, as one-half of the restricted stock awarded in the February 14, 2020 grants was performance restricted shares which would not be earned unless certain financial performance metrics were met by the Company for the 2020 fiscal year. The performance criteria, as defined in the share awards, provided for a graded awarding of shares based on the percentage by which the Company meets earnings before interest and taxes, as defined, in our 2020 business plan. The percentages, ranging from less than 80% to greater than 120% of the target amount of that EBIT metric, provide for the awarding of shares ranging from 0% to 150% of the target amount of shares with respect to half of the 305,030 shares, or 152,515 shares. The final award is also affected by forfeitures upon the termination of a grantee’s employment with the Company. The remaining 152,515 shares from the February 14, 2020, issuance under the 2020 LTIP are not subject to adjustment based on any performance or other criteria, but rather, vest in three equal installments on each of the first, second and third anniversaries of the grant date, assuming the grantee is employed by the Company on those vesting dates. The grant date fair value of the February 14, 2020, award was $16.56 per share.

On February 14, 2019, we issued 258,628 shares of restricted stock to certain executive and non-executive employees of the Company, under the Company’s 2019 long-term incentive plan (“2019 LTIP”). The final number of shares awarded under the 2019 LTIP on February 14, 2019, which was subject to adjustment based on the performance of the Company for the 2019 fiscal year, was zero, as the Company’s performance for the 2019 fiscal year fell below the minimum level required for grant of performance restricted shares. As a result, on February 14, 2020, 107,683 performance restricted shares were forfeited relating to the 2019 LTIP.

On May 21, 2020, we issued a total of 42,360 shares of restricted stock awards to the eight non-employee board members of the Company as the non-cash portion of their annual compensation for participation on the Company’s Board of Directors. The restrictions on these awards lapse one year after the grant date. The awards have a weighted average fair value on date of grant of $13.41 based on the New York Stock Exchange market price of the common stock on the close of business on the day the awards were granted.

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $5.5 million and $3.9 million for the years ended January 2, 2021, and December 28, 2019, respectively. We recorded stock-based compensation expense for stock-based awards of $3.4 million, including $587 thousand relating to the special employee grants of common stock discussed in Note 17, for the year ended December 29, 2018.

Of the $5.5 million and $3.9 million in stock-based compensation expense in the years ended January 2, 2021, and December 28, 2019, respectively, $4.8 million and $3.2 million, respectively, are classified within selling, general and administrative expense in the accompanying consolidated statements of operations for those years, with the remainder classified within cost of sales. Substantially all of the $3.4 million in stock-based compensation expense in the year ended December 29, 2018, is classified within selling, general and administrative expense in the accompanying consolidated statement of operations for that year.

Stock Options

A summary of the status of our stock options as of January 2, 2021, and changes during the year then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life in Years
Outstanding at December 28, 2019	352,150	$2.20
Exercised	(284,353)	$2.01

Outstanding at January 2, 2021	67,797	$2.04	1.3

Exercisable at January 2, 2021	67,797	$2.04	1.3

The following table summarizes information about employee stock options outstanding at January 2, 2021, (dollars in thousands, except share and per share amounts):

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value

$2.04	1.33 Years	67,797	$1,241	67,797	$1,241

		67,797	$1,241	67,797	$1,241

The aggregate intrinsic value of options outstanding and of options exercisable as of December 28, 2019, was $4.5 million and $4.5 million, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of December 29, 2018, was $14.0 million and $14.0 million, respectively. No options vested during the year ended January 2, 2021. The total grant date fair value of options vested during the years ended December 28, 2019, and December 29, 2018, was $21 thousand and $21 thousand, respectively.

For the year ended January 2, 2021, we received approximately $0.6 million in proceeds from the exercise of 284,353 options for which we recognized $0.8 million in excess tax benefits as a discrete item of income tax expense. The aggregate intrinsic value of stock options exercised during the year ended January 2, 2021, was $3.4 million. For the year ended December 28, 2019, we received approximately $1.6 million in proceeds from the exercise of 682,931 options for which we recognized $2.1 million in excess tax benefits as a discrete item of income tax expense. The aggregate intrinsic value of stock options exercised during the year ended December 28, 2019, was $8.8 million. For the year ended December 29, 2018, we received approximately $2.2 million in proceeds from the exercise of 1,119,247 options for which we recognized $5.2 million in excess tax benefits as a discrete item of income tax expense. The aggregate intrinsic value of stock options exercised during the year ended December 29, 2018, was $20.3 million.

Restricted Share Awards

There were 650,470 restricted share awards granted in the year ended January 2, 2021, which will vest at various time periods through 2025.

A summary of the status of restricted share awards as of January 2, 2021, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 28, 2019	737,665	$14.26
Granted	650,470	$16.09
Vested	(219,977)	$14.94
Forfeited/Performance adjustment	(303,240)	$16.63

Outstanding at January 2, 2021	864,918	$16.48

As of January 2, 2021, the remaining compensation cost related to non-vested share awards was $6.7 million which is expected to be recognized in earnings using an accelerated method resulting in higher levels of compensation costs occurring in earlier periods over a weighted average period of 1.6 years.

19. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss for the years ended January 2, 2021, December 28, 2019, and December 29, 2018:

	Aluminum
	Forward	MTP
(in thousands)	Contracts	Contracts	Total
Balance at December 30, 2017	$-	$-	$-
Other comprehensive loss before reclassification	(4,357)	-	(4,357)
Amounts reclassified from other comprehensive loss	239	-	239
Less: Income tax benefit	1,053	-	1,053
Net current-period other comprehensive loss	(3,065)	-	(3,065)
Balance at December 29, 2018	$(3,065)	$-	$(3,065)

Balance at December 29, 2018	$(3,065)	$-	$(3,065)
Other comprehensive loss before reclassification	(1,229)	-	(1,229)
Amounts reclassified from other comprehensive loss	5,030	-	5,030
Less: Income tax expense	(974)	-	(974)
Net current-period other comprehensive income	2,827	-	2,827
Balance at December 28, 2019	$(238)	$-	$(238)

Balance at December 28, 2019	$(238)	$-	$(238)
Other comprehensive income before reclassification	1,037	532	1,569
Amounts reclassified from other comprehensive loss	2,470	(111)	2,359
Less: Income tax expense	(866)	(104)	(970)
Net current-period other comprehensive income	2,641	317	2,958
Balance at January 2, 2021	$2,403	$317	$2,720

20. Segments

We have two reportable segments: the Southeast segment, and the Western segment.

The Southeast reporting segment, which is also an operating segment, is composed of sales from our facilities in Florida. The Western reporting segment, also an operating segment, is composed of sales from our facility in Arizona. Beginning in 2020, sales into certain states have been reclassified between segments. As such, segment sales amounts for the years ended December 28, 2019, and December 29, 2018, along with the related income from operations, have been revised to conform to the 2020 presentation.

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

The following table represents summary financial data attributable to our operating segments for the years ended January 2, 2021, December 28, 2019, and December 29, 2018. Results of the Western segment in the year ended December 29, 2018 includes the results of WWS for its post-acquisition period from August 13, 2018. Results of the Southeast segment for the year ended January 2, 2021 includes the results of NewSouth for its post-acquisition period from February 1, 2020. Corporate overhead has been allocated to each segment using an allocation method we believe is reasonable. (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Net sales:
Southeast segment	$752,432	$606,631	$648,792
Western segment	130,189	138,325	49,701

Total net sales	$882,621	$744,956	$698,493

Income from operations:
Southeast segment	$85,794	$75,484	$89,053
Western segment	11,144	8,572	3,505
Impairment of trade name	(8,000)	—	—
Restructuring costs and charges	(4,227)	—	—
Gains on sales of assets	—	—	2,551

Total income from operations	84,711	84,056	95,109

Interest expense, net	27,719	26,417	26,529
Debt extinguishment costs	-	1,512	3,375

Total income before income taxes	$56,992	$56,127	$65,205

21. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for the years ended January 2, 2021, and December 28, 2019 (in thousands, except per share amounts):

	Year Ended January 2, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$220,204	$202,783	$238,033	$221,601
Gross profit	81,127	74,463	86,936	78,798
Net income	15,600	2,199	17,322	9,987
Net income per share – basic	$0.27	$0.04	$0.29	$0.17
Net income per share – diluted	$0.26	$0.04	$0.29	$0.17

	Year Ended December 28, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$173,737	$198,570	$197,823	$174,826
Gross profit	61,270	72,940	69,995	56,163
Net income	8,257	17,045	15,106	3,280
Net income per share – basic	$0.14	$0.29	$0.26	$0.06
Net income per share – diluted	$0.14	$0.29	$0.26	$0.06

Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share. Each of our fiscal quarters above consists of 13 weeks, except for the first quarter of the year ended January 2, 2021, which consisted of 14 weeks. Net income for the second quarter of the year ended January 2, 2021 was affected by charges for the impairment of a trade name and restructuring activities. See Notes 8 and 22, respectively, for further discussion.

22. Restructuring Costs and Charges

On April 20, 2020, the Company’s management approved a plan to consolidate its manufacturing operations in Florida, which included exiting our manufacturing facility in Orlando, Florida, where our WinDoor and Eze-Breeze products were assembled and relocated the manufacturing of those products to our Venice and Tampa, Florida plants, respectively. We ceased production at the Orlando facility during June 2020. As a result of this consolidation, we recorded restructuring costs and charges totaling $4.2 million in the year ended January 2, 2021.

The following represents activities of restructuring costs and charges for the year ended January 2, 2021:

	Year Ended January 2, 2021
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

23. Subsequent Event

On February 1, 2021, we completed our previously announced acquisition of a 75% ownership stake in ECO Window Systems and its related companies, ECO Glass Production, LLC, and Unity Windows, LLC (together “ECO”), Florida limited liability companies, for fair value consideration of $108.0 million, including $100.0 million in cash, and $8.0 million in PGT Innovations, Inc. common stock. The cash portion of the purchase price was financed by a second add-on issuance on January 25, 2021 of $60.0 million aggregate principal amount of 6.75% senior notes to the 2018 Senior Notes due 2026 on January 25, 2021, issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million, together with cash in hand. The common stock portion of the purchase price was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a closing price value of $22.36 per share on that date. All of those shares are restricted from being sold by the recipient for a three-year period beginning on February 1, 2021. ECO is a manufacturer and installer of aluminum, impact-resistant windows and doors, serving the South Florida region since 2009. ECO is headquartered in Medley, Florida, near Miami, Florida, and has three manufacturing locations in the region.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act) as of January 2, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of January 2, 2021, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have evaluated the effectiveness of our internal control over financial reporting as of January 2, 2021. The evaluation was performed based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of January 2, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements for the year ended January 2, 2021. KPMG LLP’s report on internal control over financial reporting is set forth below.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting for the quarter ended January 2, 2021, identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
PGT Innovations, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited PGT Innovations, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2021 and December 28, 2019 and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended January 2, 2021, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated March 2, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

March 2, 2021

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item with respect to our executive officers will be set forth in Proxy Statement for our 2021 Annual Meeting of Stockholders (our “2021 Proxy Statement”), under the caption "Governance of the Company" and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof will be set forth in our 2021 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be set forth in our 2021 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2021 Proxy Statement under the captions “Executive Compensation,” “Employment Agreements”, and “Change in Control Agreements,” “Information Regarding the Board and its Committees — Information on the Compensation of Directors,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our 2021 Proxy Statement under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our 2021 Proxy Statement under the caption “Audit Committee Report — Fees Paid to the Principal Accountant,” which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) See the index to consolidated financial statements and schedule provided in Item 8 for a list of the financial statements filed as part of this report.

(2) Schedule II – Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning	Costs and		End of
Allowance for Doubtful Accounts	of Period	expenses	Deductions*	Period
	(in thousands)
Year ended January 2, 2021	$3,320	$996	$(600)	$3,716

Year ended December 28, 2019	$2,789	$1,553	$(1,022)	$3,320

Year ended December 29, 2018	$964	$1,984	$(159)	$2,789

* Represents uncollectible accounts charged against the allowance for doubtful accounts, net of recoveries.

(3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K

Exhibit Number	Description

2.1

Purchase Agreement, dated as of July 24, 2018 by and among the Company, Coyote Acquisition Co., GEF WW Parent LLC, WWS Blocker LLC and the Sellers and Additional Sellers named in the Purchase Agreement and the Seller Representative*(incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2018, Registration Number 001-37971)

2.2

Membership Interest Purchase Agreement, dated as of December 10, 2019, among the Company, NewSouth Window Solutions, LLC, NewSouth Window Solutions of Orlando, LLC, NSWS Holdings, Inc., NSWS Orlando Holdings, Inc., the current members of NewSouth Window Solutions, LLC and NSWS Rep, LLC, as representative of the Sellers (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2019)

2.3

Purchase Agreement, dated as of January 7, 2021, among the Company, Eco Window Systems, LLC, Eco Glass Production Inc., Unity Windows Inc., Frank Mata, an individual, Luis Arrieta, an individual, New Eco Windows Holding, LLC, a newly formed Delaware limited liability company, and three newly formed entities (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2021)

3.1

Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

3.2

Amended and Restated By-Laws of PGT Innovations, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 27, 2017, filed with the Securities and Exchange Commission on March 2, 2017, Registration No. 001-37971)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K dated December 14, 2016, filed with the Securities and Exchange Commission on December 19, 2016, Registration No. 000-52059)

4.1

Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on December 24, 2009, Registration No. 333-132365)

4.2

Indenture, dated as of August 10, 2018, between PGT Escrow Issuer, Inc. and U.S. Bank National Association, as Trustee, governing the 6.75% Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2018, Registration Number 001-37971)

4.3

Form of 6.75% Senior Note due 2026 (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2018, Registration Number 001-37971)

4.4

First Supplemental Indenture, dated as of August 13, 2018, by and between U.S. Bank National Association and the Guarantors party thereto (incorporated herein by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2018, Registration Number 001-37971)

4.5

Second Supplemental Indenture, dated as of January 24, 2020, by and between the Company, U.S. Bank National Association, as Trustee, and the Guarantors party thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2020)

4.6

Third Supplemental Indenture, dated as of February 1, 2020, by and between the Company, U.S. Bank National Association, as Trustee, and the Guarantors party thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2020)

4.7

Fourth Supplemental Indenture, dated as of January 26, 2021, by and between the Company, U.S. Bank National Association, as Trustee, and the Guarantors party thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

10.1

Credit Agreement dated February 16, 2016, among PGT Innovations, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 16, 2016, filed with the Securities and Exchange Commission on February 17, 2016, Registration No. 000-52059)

10.2

Supply Agreement dated January 24, 2014, by and between Keymark Corporation and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 24, 2014, filed with the Securities and Exchange Commission on January 28, 2014, Registration No. 000-52059)

10.3

Supply Agreement dated January 20, 2016, by and between PPG Industries, Inc. and PGT Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 20, 2016, filed with the Securities and Exchange Commission on January 21, 2016, Registration No. 000-52059)

10.4

Product Supply and Sales Agreement dated February 7, 2020, by and between PGT Innovations, Inc. and Kuraray America, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 7, 2020, filed with the Securities and Exchange Commission on February 13, 2020, Registration No. 001-37971)

10.5

Supply Agreement dated January 25, 2016, by and between, PGT Industries, Inc. and SAPA Extruder, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 25, 2016, filed with the Securities and Exchange Commission on January 25, 2016, Registration No. 000-52059)

10.6

PGT Innovations, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.7

Form of PGT Innovations, Inc. 2006 Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1/A, filed with the Securities and Exchange Commission on June 8, 2006, Registration No. 333-132365)

10.8

Third Amendment to the Credit Agreement, dated as of October 31, 2019, by and among the Company, the other Credit Parties thereto, SunTrust Bank, as Initial Term A Lender, the Initial Revolving Credit Lenders, each LC Issuer, and SunTrust Bank, as Administrative Agent, Collateral Agent and Swing Line Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2019)

10.9

Form of PGT Innovations, Inc. Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2017, Registration No. 001-37971)

10.10

Form of PGT Innovations, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010, Registration No. 000-52059)

10.11

PGT Innovations, Inc. 2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Appendix A to Definitive Proxy Statement on Form DEF 14A dated March 28, 2014, filed with the Securities and Exchange Commission on April 2, 2014)

10.12

Supply Agreement dated December 3, 2014, by and between PGT Industries, Inc. and Quanex IG Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 3, 2014, filed with the Securities and Exchange Commission on December 4, 2014, Registration No. 000-52059)

10.13

Supply Agreement dated April 29, 2014, by and between and PGT Industries, Inc. and Royal Group, Inc., for its Window & Door Profiles division (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 29, 2014, filed with the Securities and Exchange Commission on May 5, 2014, Registration No. 000-52059)

10.14

First Amendment to Credit Agreement, dated as of February 17, 2017, among PGT Innovations, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 17, 2017, filed with the Securities and Exchange Commission on February 22, 2017, Registration No. 000-52059)

10.15

Independent Contractor Agreement effective as of January 1, 2019, by and between Rodney Hershberger, and PGT Innovations, Inc. (incorporated herein by reference to Exhibit 4.5 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2020, Registration Number 001-37971)

10.16

Supply Agreement dated December 15, 2014, by and between PGT Industries, Inc. and Cardinal LG Company, as amended effective on January 1, 2017 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 4, 2017, filed with the Securities and Exchange Commission on March 9, 2017, Registration No. 001-37971)

10.17

First Amendment to Supply Agreement dated January 1, 2017, by and between PGT Industries, Inc. and Cardinal LG Company, which amends that certain Supply Agreement dated December 15, 2014 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 4, 2017, filed with the Securities and Exchange Commission on March 9, 2017, Registration No. 001-37971)

10.18

Supply Agreement dated September 22, 2017, by and between PGT Industries, Inc. and Cardinal LG Company (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 22, 2017, filed with the Securities and Exchange Commission on September 22, 2017, Registration No. 001-37971)

10.19

PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007, Registration No. 000-52059)

10.20

Second Amendment to Credit Agreement, dated March 16, 2018 by and among PGT Innovations, Inc., a Delaware corporation, the other Credit Parties (as defined in the Credit Agreement) party hereto, the Lenders party hereto, SunTrust Bank, as Administrative Agent, Collateral Agent, Swing Line Lender and an LC Issuer and Deutsche Bank AG New York Branch, as resigning Administrative Agent, resigning Collateral Agent, resigning Swing Line Lender and a resigning LC Issuer (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2018, Registration Number 001-37971)

10.21

Supply Agreement, effective as of January 1, 2019, by and between PGT Industries, Inc. and Vitro Flat Glass LLC. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2018, Registration Number 001-37971)

10.22

PGT Innovations, Inc. 2019 Employee Stock Purchase Plan dated as of April 12, 2019 (incorporated herein by reference to Exhibit 10.24 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2020, Registration Number 001-37971)

10.23

PGT Innovations, Inc. 2019 Equity and Incentive Compensation Plan (incorporated by reference to Appendix B to the PGT Innovations Proxy Statement filed with the Securities and Exchange Commission on  April 23, 2019)

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

PGT INNOVATIONS, INC.
(Registrant)

Date: March 2, 2021	/s/ Jeffrey Jackson
Jeffrey Jackson
President and Chief Executive Officer

Date: March 2, 2021	/s/ Brad West
Brad West
Senior Vice President and Interim Chief Financial Officer

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

Signature	Title	Date

/s/ Rodney Hershberger	Chairman of the Board of Directors	March 2, 2021
Rodney Hershberger

/s/ Jeffrey T. Jackson	President and Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2021
Jeffrey T. Jackson

/s/ Brad West	Senior Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2021
Brad West

/s/ Alexander R. Castaldi	Director	March 2, 2021
Alexander R. Castaldi

/s/ Richard D. Feintuch	Director	March 2, 2021
Richard D. Feintuch

/s/ Floyd F. Sherman	Director	March 2, 2021
Floyd F. Sherman

/s/ Brett N. Milgrim	Director	March 2, 2021
Brett N. Milgrim

/s/ William J. Morgan	Director	March 2, 2021
William J. Morgan

/s/ Sheree L. Bargabos	Director	March 2, 2021
Sheree L. Bargabos

/s/ Frances Powell Hawes	Director	March 2, 2021
Frances Powell Hawes