Form 10-Q
period 2021-04-03
PGT Innovations, Inc.
filed 2021-05-13
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Common Stock, $0.01 par value, outstanding was 59,544,807 shares, as of April 30, 2021.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PGTI	New York Stock Exchange, Inc.

PGT INNOVATIONS, INC.

TABLE OF CONTENTS

Form 10-Q for the Three months Ended April 3, 2021

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	April 3,	April 4,
	2021	2020
	(unaudited)
Net sales	$271,092	$220,204
Cost of sales	177,130	139,077

Gross profit	93,962	81,127

Selling, general and administrative expenses	69,766	54,220

Income from operations	24,196	26,907

Interest expense, net	7,457	7,169

Income before income taxes	16,739	19,738

Income tax expense	3,944	4,138

Net income	12,795	15,600

Less: Net income attributable to redeemable non-controlling interest	411	—

Net income attributable to the Company	12,384	15,600

Change in redemption value of redeemable non-controlling interest	—	—

Net income attributable to common shareholders	$12,384	$15,600

Net income per common share attributable to common shareholders:
Basic	$0.21	$0.27
Diluted	$0.21	$0.26

Weighted average number of common shares outstanding:
Basic	59,286	58,668
Diluted	59,894	59,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	April 3,	April 4,
	2021	2020
	(unaudited)
Net income	$12,795	$15,600

Other comprehensive income (loss) before tax:
Change in fair value of derivatives	8,288	(5,213)
Reclassification to earnings	(1,775)	612

Other comprehensive income (loss) before tax	6,513	(4,601)

Income tax expense (benefit) related to other comprehensive income	1,618	(1,151)

Other comprehensive income (loss), net of tax	4,895	(3,450)

Comprehensive income	17,690	12,150

Less: Comprehensive income attributable to redeemable non-controlling interest	411	—

Comprehensive income attributable to the Company	$17,279	$12,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	April 3,	January 2,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$58,979	$100,320
Accounts receivable, net	117,239	92,844
Inventories	72,352	60,317
Contract assets, net	49,225	28,723
Prepaid expenses	10,627	8,357
Other current assets	17,916	11,111
Total current assets	326,338	301,672

Property, plant and equipment, net	160,129	135,155
Operating lease right-of-use asset, net	65,763	38,567
Intangible assets, net	324,458	256,507
Goodwill	359,746	329,695
Other assets, net	3,224	925

Total assets	$1,239,658	$1,062,521

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$111,892	$84,344
Current portion of operating lease liability	8,682	6,132
Total current liabilities	120,574	90,476

Long-term debt	474,265	412,098
Operating lease liability, less current portion	60,140	35,130
Deferred income taxes	29,947	28,329
Other liabilities	10,971	11,354

Total liabilities	695,897	577,387

Redeemable non-controlling interest	34,495	—

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; no shares outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 63,106 and 62,542 shares issued and 59,461 and 58,999 shares outstanding at April 3, 2021 and January 2, 2021, respectively	631	625
Additional paid-in-capital	427,210	420,202
Accumulated other comprehensive income	7,615	2,720
Retained earnings	92,119	79,896
Treasury stock at cost	(18,309)	(18,309)
Total shareholders' equity	509,266	485,134

Total liabilities, redeemable non-controlling interest and shareholders' equity	$1,239,658	$1,062,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 3,	April 4,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net income	$12,795	$15,600
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	6,697	5,186
Amortization	4,749	4,742
Provision for allowance for doubtful accounts	2,411	646
Stock-based compensation	1,750	1,530
Amortization of deferred financing costs, debt discount and premium	230	311
Loss (gain) on sales of assets	67	(82)
Change in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	(24,980)	(17,857)
Inventories	(4,307)	(4,039)
Contract assets, net, prepaid expenses, other current and other assets	(20,898)	(1,029)
Accounts payable, accrued and other liabilities	20,039	5,916

Net cash (used in) provided by operating activities	(1,447)	10,924

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,512)	(2,327)
Investment in and acquisition of businesses	(94,321)	(90,145)
Proceeds from sales of assets	7	82

Net cash used in investing activities	(100,826)	(92,390)

Cash flows from financing activities:
Proceeds from issuance of senior notes	63,300	53,188
Payments of financing costs	(1,363)	(1,266)
Purchases of common stock relating to tax withholdings on employee equity awards	(1,005)	(815)
Proceeds from exercise of stock options	—	549
Proceeds from issuance of common stock under employee stock purchase plan (ESPP)	—	119

Net cash provided by financing activities	60,932	51,775

Net decrease in cash and cash equivalents	(41,341)	(29,691)
Cash and cash equivalents at beginning of period	100,320	97,243
Cash and cash equivalents at end of period	$58,979	$67,552

Non-cash activity:
Issuance of common stock in Eco Acquisition	$6,108	$—
Establish right-of-use asset	$29,490	$14,605
Establish operating lease liability	$(29,490)	$(14,605)
Property, plant and equipment additions in accounts payable	$1,022	$119

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)(unaudited)

	PGT Innovations, Inc. Shareholders' Equity
				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total
THREE MONTHS ENDED APRIL 4, 2020
Balance at December 28, 2019	58,504,734	$619	$414,688	$(238)	$34,788	$(18,309)	$431,548
Vesting of restricted stock	175,824	—	—	—	—	—	—
Grants of restricted stock	—	6	(6)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(51,479)	—	—	—	—	(815)	(815)
Retirement of treasury stock	—	(1)	(814)	—	—	815	—
Stock-based compensation	—	—	1,530	—	—	—	1,530
Exercise of stock options	274,353	3	546	—	—	—	549
Common stock issued under ESPP	15,191	—	119	—	—	—	119
Net income attributable to the Company	—	—	—	—	15,600	—	15,600
Other comprehensive loss, net of tax benefit of $1,151	—	—	—	(3,450)	—	—	(3,450)
Balance at April 4, 2020	58,918,623	$626	$416,064	$(3,688)	$50,388	$(18,309)	$445,081

THREE MONTHS ENDED APRIL 3, 2021
Balance at January 2, 2021	58,998,711	$625	$420,202	$2,720	$79,896	$(18,309)	$485,134
Vesting of restricted stock	147,106	—	—	—	—	—	—
Grants of restricted stock	—	3	(3)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(42,414)	—	—	—	—	(1,005)	(1,005)
Retirement of treasury stock	—		(844)	—	(161)	1,005	—
Stock-based compensation	—	—	1,750	—	—	—	1,750
Issuance in acquisition of Eco	357,797	4	6,104	—	—	—	6,108
Net income attributable to the Company	—	—	—	—	12,384	—	12,384
Change in redemption value of redeemable non-controlling interest	—	—	—	—	—	—	—
Other comprehensive income, net of tax expense of $1,618	—	—	—	4,895	—	—	4,895
Balance at April 3, 2021	59,461,200	$631	$427,210	$7,615	$92,119	$(18,309)	$509,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

About PGT Innovations, Inc.

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT Innovations, Inc. and its direct and indirect wholly-owned subsidiaries, including, PGT Industries, Inc., CGI Window and Door Holdings, Inc. (“CGI”), CGI Commercial, Inc. (“CGIC”), WinDoor, Incorporated, Coyote Acquisition Co., WWS Acquisition LLC (formerly known as GEF WW Parent LLC) (“WWS”), and with their acquisition by PGT Innovations, Inc. effective on February 1, 2020, NewSouth Window Solutions LLC, and NewSouth Window Solutions of Orlando LLC (“NewSouth”), as well as, as of and for the period from February 1, 2021 through April 3, 2021, the accounts of Eco Enterprises, LLC (formerly New Eco Windows Holding, LLC), and its subsidiaries Eco Windows Systems, LLC, Eco Glass Production, LLC, and Unity Windows, LLC (together “Eco”), relating to our acquisition of a 75% ownership stake in Eco Enterprises on February 1, 2021 (the “Eco Acquisition”), after elimination of intercompany accounts and transactions (collectively, the “Company”).

PGT Innovations, Inc. (“PGTI,” “we,” or the “Company”), formerly named PGT, Inc., manufactures and supplies premium windows and doors. Our highly-engineered products can withstand some of the toughest weather conditions on earth and unify indoor/outdoor living spaces. We are also the nation’s largest manufacturer of impact-resistant windows and doors. Our family of brands include CGI®, PGT® Custom Windows & Doors, WinDoor®, Western Window Systems®, CGI Commercial®, Eze-Breeze®, NewSouth Window Solutions®, and Eco Windows Systems®. Our products other than NewSouth products are sold through an authorized dealer and distributor network. Our NewSouth products are sold directly to the end-user consumer through store-front locations throughout Florida, and through direct-to-homeowner door-to-door sales. We are also opening NewSouth store-front locations in other states as part of our strategy of expanding NewSouth’s geographic presence, including new locations opened in 2020 in Charleston, South Carolina, Pensacola, Florida, and Houston, Texas.

The majority of our sales are to customers in the state of Florida, which further increased with our acquisition of Eco, but we sell products to customers in many states, including the western United States through WWS. We also have sales in the Caribbean, Canada, and in South and Central America. See Note 6 for a discussion of the Eco Acquisition.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (“NYSE”) from the NASDAQ Global Market (NASDAQ), and began trading on the NYSE under its existing ticker symbol of “PGTI”. We have six window manufacturing operations in Florida, and one in Arizona. Our manufacturing facilities in Florida include one in North Venice, four in the greater Miami area, which includes two as a result of our investment in Eco, and one in Tampa with the acquisition of NewSouth. Our Arizona operations are in Phoenix. Regarding glass processing, we have two glass tempering and laminating plants and one insulation glass plant, all located in North Venice. Our Eco investment also has a glass processing facility in the greater Miami, Florida area.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

COVID-19 Pandemic

During March 2020, a global pandemic (the “Pandemic”) was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The Pandemic has resulted in a significant number of infections, hospitalizations and deaths in several of our key markets, including Arizona, California, Florida and Texas. The Pandemic has significantly affected economic conditions in those markets, and in the United States in general, and internationally, including due to federal, state and local governments and employers reacting to the public health crisis with mitigation measures, and also due to the general fear and uncertainty created by the Pandemic, all of which has resulted in workforce, supply chain and production disruptions, along with reduced demand and spending in many industries and markets, including in our core markets in the western United States (“U.S.”), creating significant uncertainties in the U.S. economy. Although many of the government-mandated restrictions on economic and social activities that were put in place as part of the initial response to the Pandemic have been lifted, and vaccines with high degrees of efficacy have been approved, with others pending approval, by the United States Food and Drug Administration, or when the nation-wide program of vaccination will result in herd immunity to the coronavirus in the United States or globally, which is being impacted by several factors, including vaccine hesitancy or resistance, it is still currently unclear when, or if, social, business, occupational, educational and economic conditions will return to pre-Pandemic conditions. The extent to which the continuing circumstances around the Pandemic could affect our future business, operations and financial results will depend upon numerous evolving factors that we are not able to accurately predict, including the timing of any relief that may come from the current program of nationwide vaccinations and its effect on the duration of the continuing economic and market disruptions related to the Pandemic, and whether such vaccines are effective against any new variants of coronavirus, and the nature, amounts and duration of any additional government stimulus measures designed to bolster the economy. As such, we continue to be unable to accurately predict the impact the Pandemic and the challenges it has created for the U.S. and global economies, will have on our financial performance and operations going forward due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, when or if herd immunity is achieved in the United States, especially in our key markets, actions that may be taken by governmental authorities to attempt to control the Pandemic, the impact to our customers’ and suppliers’ businesses and other factors identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on March 2, 2021. We will continue to evaluate the nature and extent of the impact of the Pandemic to our business, consolidated results of operations, and financial condition.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. The Company’s fiscal first quarter in 2021 ended April 3, 2021, consisted of 13 weeks, and our fiscal first quarter in 2020 ended April 4, 2020, consisted of 14 weeks.

The condensed consolidated balance sheet as of January 2, 2021, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of January 2, 2021, and the unaudited condensed consolidated financial statements as of and for the periods ended April 3, 2021 and April 4, 2020, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 2, 2021, included in the Company’s most recent Annual Report on Form 10-K. The accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

We have two reportable segments: the Southeast segment and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of sales from our facilities in Florida. The Western reporting segment, also an operating segment, is composed of sales from our facility in Arizona. See Note 16 for segment disclosures.

Recently Adopted Accounting Pronouncements

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles and also clarifies and amends existing guidance. This standard is effective beginning January 1, 2021, with early adoption permitted. The adoption of this standard did not have any impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in March 2021, subsequent amendment to the initial guidance, ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance generally can be applied from March 12, 2020 through December 31, 2022. We are currently assessing the impacts of the practical expedients provided in Topic 848 and which, if any, we will adopt.

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

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, we have two reportable segments: our Southeast segment and our Western segment. See Note 16 for more information. The following tables provide information about our net sales by reporting segment, product category and market for the three months ended April 3, 2021 and April 4, 2020 (dollars in millions):

	Three Months Ended
	April 3,	April 4,
Disaggregation of revenue (in millions):	2021	2020
Reporting segment:
Southeast	$233.6	$183.6
Western	37.5	36.6

Total net sales	$271.1	$220.2

Product category:
Impact-resistant window and door products	$191.4	$153.6
Non-impact window and door products	79.7	66.6

Total net sales	$271.1	$220.2

Market:
New construction	$120.0	$109.1
Repair and remodel	151.1	111.1

Total net sales	$271.1	$220.2

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the three months ended April 3, 2021 and April 4, 2020, the Western segment’s net sales of its volume products were $19.6 million and $15.2 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At April 3, 2021 and January 2, 2021, those contract liabilities totaled $34.0 million and $22.8 million, respectively, of which $27.8 million and $18.1 million, respectively, are classified within accrued liabilities, and $6.2 million and $4.6 million, respectively, are classified as a reduction to the contract assets to which they relate.  Contract assets, net, totaled $49.2 million at April 3, 2021 and $28.7 million at January 2, 2021, in the accompanying condensed consolidated balance sheets.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at January 2, 2021 were satisfied in the first quarter of 2021, and contract assets at January 2, 2021 were transferred to accounts receivable in the first quarter of 2021. Contract liabilities at April 3, 2021 represents cash received during the three-month period ended April 3, 2021, excluding amounts recognized as revenue during that period. Contract assets at April 3, 2021 represents revenue recognized during the three-month period ended April 3, 2021, excluding amounts transferred to accounts receivable during that period.

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

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our volume products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of April 3, 2021 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

On February 1, 2021, we completed our investment in Eco. Eco’s contracts with customers include the manufacturing of goods and installation services related to those goods. Both the manufacturing of goods and installation services represent distinct and separate performance obligations of Eco. As the goods are custom in nature, and Eco ensures its ability to collect payment from the customer by collecting a substantial portion of the contract price before production begins, the performance obligations are satisfied over time, as opposed to a point in time. The contract transaction price is allocated to each performance obligation based on an estimate of stand-alone selling price. Because installation is performed shortly after completion of production, revenue on the total contract is recognized over a relatively short period of time.

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

Allowance for Doubtful Accounts

In the ordinary course of business, we extend credit to qualified dealers and distributors, generally on a non-collateralized basis. The Company maintains an allowance for doubtful accounts which is based on management’s assessments of the amount which may become uncollectible in the future and is determined through consideration of our write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions, and may include anticipated unfavorable impacts of the COVID-19 pandemic on the businesses of our customers, such as dealers and distributors. Uncollectible accounts are written off after repeated attempts to collect from the customer have been unsuccessful. As of April 3, 2021 and January 2, 2021, the allowance for doubtful accounts was $4.6 million and $3.7 million, respectively.

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

During the three months ended April 3, 2021, we recorded warranty expense at a rate of approximately 2.6% of sales, which was higher than rate in the three months ended April 4, 2020 of 1.7% of sales. The increase in our warranty expense rate in the first three months of April 3, 2021 compared to April 4, 2020 is a result of costs associated with the wind-down of the commercial business of NewSouth in the three months ended April 3, 2021, which resulted in warranty costs incremental to those we would incur in the normal course of business.

The following table summarizes current period charges, adjustments to previous estimates, if necessary, as well as settlements, which represent actual costs incurred during the period for the three months ended April 3, 2021 and April 4, 2020. The reserve is determined through specific identification and assessing Company history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities. Of the accrued warranty reserve of $9.6 million at April 3, 2021, $7.8 million is classified within accrued expenses on the condensed consolidated balance sheet at April 3, 2021, with the remainder classified within other liabilities. Of the accrued warranty reserve of $8.0 million at January 2, 2021, $6.5 million is classified within accrued expenses on the condensed consolidated balance sheet at January 2, 2021, with the remainder classified within other liabilities.

	Beginning	Acquisition-	Charged			End of
Accrued Warranty	of Period	Related	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended April 3, 2021	$8,001	$—	$6,966	$389	$(5,713)	$9,643

Three months ended April 4, 2020	$6,244	$1,592	$3,841	$(20)	$(4,269)	$7,388

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

	April 3,	January 2,
	2021	2021
	(in thousands)
Raw materials	$66,179	$55,916
Work-in-progress	5,718	4,058
Finished goods	455	343

	$72,352	$60,317

NOTE 5.  STOCK BASED-COMPENSATION

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $1.8 million for the three months ended April 3, 2021, and $1.5 million for the three months ended April 4, 2020. As of April 3, 2021, there was $11.2 million in total unrecognized compensation cost related entirely to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.9 years at April 3, 2021.

Of the $1.8 million and $1.5 million in stock-based compensation expense in the three months ended April 3, 2021 and April 4, 2020, respectively, $1.5 million and $1.4 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales.

NOTE 6.  ACQUISITIONS

ECO WINDOW SYSTEMS

On February 1, 2021, we completed an acquisition of a 75% ownership stake in Eco Enterprises and its related companies, Eco Windows Systems, LLC, Eco Glass Production, LLC, and Unity Windows, LLC (together “Eco”), for fair value consideration of $100.4 million, including $94.3 million in cash, which was after an estimated working capital adjustment in our favor of approximately $5.6 million received at the closing, and PGT Innovations, Inc. common stock with a then fair value estimated to be $6.1 million. The cash portion of the purchase price was financed by a second add-on issuance of $60.0 million aggregate principal amount of 6.75% senior notes to the 2018 Senior Notes due 2026 on January 25, 2021 (the “Second Additional Senor Notes”), issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million, together with cash on hand of $31.0 million. See Note 9 for a discussion of the Second Additional Senior Notes.

The common stock portion of the purchase price was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a closing price value of $21.34 per share on that date, or approximately $7.6 million based on that price. However, the seller of Eco, who is also the holder of the 25% redeemable non-controlling interest in Eco Enterprises, is restricted from selling these shares for a three-year period from the date of the acquisition. As such, we estimated that there was an approximately 20% discount for the lack of marketability of the shares. The fair value of the redeemable non-controlling interest in the acquisition has been preliminarily estimated to be $34.1 million, resulting in total fair value of the Eco business in the acquisition, including the redeemable non-controlling interest, of $134.5 million. The fair value of the redeemable non-controlling interest has been calculated as 25% of the initial estimated fair value of the entity at the acquisition date, less a 5% estimated discount for seller’s lack of control in the new entity. See Note 17 for more information regarding the redeemable non-controlling interest. Eco is a manufacturer and installer of aluminum, impact-resistant windows and doors, serving the South Florida region since 2009. Eco is headquartered in Medley, Florida, near Miami, Florida, and has three manufacturing locations in the region.

The estimated fair value of assets acquired, and liabilities assumed as of the closing date, are as follows:

Preliminary Allocation
Accounts receivable	$5,031
Inventories	7,728
Contract assets, net	4,312
Prepaid expenses and other assets	1,706
Property and equipment	24,009
Operating lease right-of-use asset	27,864
Intangible assets	72,700
Goodwill	30,051
Total assets acquired	173,401
Accounts payable	(6,809)
Accrued and other liabilities, including customer deposits	(4,215)
Operating lease liability	(27,864)
Total liabilities assumed	(38,888)
Net assets acquired	134,513
Redeemable non-controlling interest	(34,084)
Fair value of consideration transferred	$100,429

Consideration:
Cash	$94,321
PGTI common stock	6,108
Fair value of consideration transferred	$100,429

The fair value of certain working capital related items, including Eco’s accounts receivable, prepaid and other expenses, and accounts payable and accrued liabilities, approximated their book values at the date of the Eco Acquisition. Subsequent to our initial allocation, we adjusted the fair value of certain acquired commercial receivable accounts based on a further post-acquisition assessment of their collectability. The fair value of inventory was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. Substantially all of inventories at the acquisition date was composed of raw materials. The fair value of property and equipment is being estimated with the assistance of a third-party valuation firm, using the indirect cost approach, which we consider to be Level 3 in the fair value hierarchy. Valuations of the intangible assets have been estimated using income and royalty relief approaches based on projections, which we consider to be Level 3 inputs, with the assistance of a third-party valuation firm.

We incurred acquisition costs totaling $1.7 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the Eco Acquisition, which includes $1.0 million in the fourth quarter of 2020, and $0.7 million in first quarter of 2021, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended April 3, 2021.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, has currently been estimated to be $30.1 million, classified as part of Southeast reporting unit goodwill, which we expect the portion of goodwill relating to our 75% investment to be deductible for tax purposes. In addition, we are currently evaluating the historical book and tax bases of assets and liabilities relating to the redeemable non-controlling interest, which may not be eligible for a step-up in basis, for any deferred tax assets and liabilities that may need to be recorded in the Eco Acquisition.

As of April 3, 2021, the purchase price allocation is still preliminary, and its finalization may result in changes to the preliminary estimate of goodwill. Goodwill represents the strengthening of our supply chain for glass through faster glass production, as well as diversification and expansion of product offerings in the high-growth commercial market, and an expansion of our dealer network with minimal overlap with our existing deal network.

Valuation of Identified Intangible Assets

The valuation of the identifiable intangible assets acquired in the Eco Acquisition and our estimate of their respective useful lives are as follows:

		Initial
	Preliminary	Useful Life
	Valuation	(in years)
(in thousands)
Trade name	$36,000	indefinite
Customer relationships	36,700	5 - 15

Intangible assets, net	$72,700

Pro Forma Financial Information

The following unaudited pro forma financial information assumes the Eco Acquisition had occurred at the beginning of the earliest period presented that does not include Eco’s actual results for the entire period. Pro forma results have been prepared by adjusting our historical results to include the results of Eco adjusted for the following: amortization expense related to the estimated intangible assets arising from the acquisition and interest expense to reflect the Second Additional Senior Notes. The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

	Three Months Ended
	April 3,	April 4,
	2021	2020
	(unaudited)
Net sales	$279,044	$231,353

Net income attributable to PGTI stockholders:	$12,542	$15,297

Net income per common share attributable to PGTI stockholders:
Basic	$0.21	$0.26
Diluted	$0.21	$0.26

Net sales of Eco included in the condensed consolidated statement of operations for the three months ended April 3, 2021, was nearly $16 million. The net income of Eco in the condensed consolidated statement of operations for the three months ended April 3, 2021, after allocation of interest expense and other corporate costs to Eco, was $1.6 million, including the portion attributable to the redeemable non-controlling interest of $411 thousand.

NEWSOUTH WINDOW SOLUTIONS

On February 1, 2020 (the “closing date”), we completed the acquisition of NewSouth Window Solutions LLC and NewSouth Window Solutions of Orlando LLC (together, “NewSouth”, and the “NewSouth Acquisition”), which became wholly-owned subsidiaries of PGT Innovations, Inc. The fair value of consideration transferred in the acquisition was $90.4 million. The acquisition was financed with proceeds of $53.2 million from an add-on issuance of $50.0 million in 2018 Senior Notes due 2026 (“First Additional Senior Notes”), including a premium of $3.2 million, and with $37.2 million in cash. See Note 9 for a discussion of the First Additional Senior Notes.

The estimated fair value of assets acquired, and liabilities assumed as of the closing date, were as follows:

Final Allocation
Accounts receivable	$8,434
Inventories	2,936
Contract assets, net	4,413
Prepaid expenses and other assets	1,756
Property and equipment	7,433
Operating lease right-of-use asset	10,578
Intangible assets	27,370
Goodwill	52,094
Accounts payable	(6,621)
Accrued and other liabilities	(7,447)
Operating lease liability	(10,578)
Purchase price	$90,368

Consideration:
Cash	$90,368
Total fair value of consideration	$90,368

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

We incurred acquisition costs totaling $2.4 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the NewSouth Acquisition, which includes $0.9 million in 2020, and $1.5 million in 2019. Of the expenses in 2020, $0.5 million were incurred in the first quarter of 2020, and classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended April 4, 2020.

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

Valuation of Identified Intangible Assets

The valuation of the identifiable intangible assets acquired in the NewSouth Acquisition and our estimate of their respective useful lives are as follows:

		Initial
	Final	Useful Life
	Valuation	(in years)
(in thousands)
Trade name	$22,200	15
Non-compete agreements	1,670	5
Developed technology	2,600	6
Customer-related intangible	900	<1

Intangible assets, net	$27,370

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

Three Months Ended
April 4,
2020
(unaudited)
Net sales	227,956

Net income	15,830

Net income per common share:
Basic	$0.27
Diluted	$0.27

NOTE 7. NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options and unvested stock awards.

There were no anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three months ended April 3, 2021, and 586 thousand for the three months ended April 4, 2020.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS:

	Three Months Ended
	April 3,	April 4,
	2021	2020
	(in thousands, except per share amounts)
Net income	$12,795	$15,600
Less: Net income attributable to redeemable non-controlling interest	411	—
Net income attributable to the Company	12,384	15,600
Change in redemption value of redeemable non-controlling interest	—	—
Net income attributable to common shareholders	$12,384	$15,600

Weighted-average common shares - Basic	59,286	58,668
Add: Dilutive shares from equity plans	608	453

Weighted-average common shares - Diluted	59,894	59,121

Net income per common share attributable to common shareholders:
Basic	$0.21	$0.27
Diluted	$0.21	$0.26

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets are as follows:

			Initial
	April 3,	January 2,	Useful Life
	2021	2021	(in years)
	(in thousands)
Goodwill	$359,746	$329,695	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$176,841	$140,841	indefinite

Customer relationships and customer-related assets	238,247	201,547	<1-15
Trade name (amortizable)	22,200	22,200	15
Developed technology	5,600	5,600	6-10
Non-compete agreement	3,338	3,338	2-5
Software license	590	590	2
Less: Accumulated amortization	(122,358)	(117,609)

Subtotal	147,617	115,666

Other intangible assets, net	$324,458	$256,507

Goodwill at January 2, 2021	$329,695
Increase in goodwill from our investment in Eco	30,051

Goodwill at April 3, 2021	$359,746

Trade names at January 2, 2021	$140,841
Increase in trade names from our investment in Eco	36,000

Trade names at April 3, 2021	$176,841

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2021	$15,247
2022	19,342
2023	17,181
2024	17,135
2025	16,896
Thereafter	61,816

Total	$147,617

Amortization expense relating to amortizable intangible assets for the three months ended April 3, 2021 and April 4, 2020, was $4.7 million and $4.7 million, respectively.

We perform our annual goodwill and indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. During the three months ended April 3, 2021, we did not identify any events which we believe would trigger the need for tests for impairments of our indefinite-lived intangibles assets. As of April 3, 2021 and January 2, 2021, the carrying value of our Southeast reporting unit goodwill is $231.3 million and $201.3 million, respectively. As of April 3, 2021 and January 2, 2021, the carrying value of our Western reporting unit goodwill is $128.4 million and $128.4 million, respectively. Goodwill of our Southeast reporting unit includes the goodwill relating to Eco.

NOTE 9.  LONG-TERM DEBT

	April 3,	January 2,
	2021	2021
	(in thousands)
2018 Senior Notes due 2026, maturing in August 2026	$425,000	$365,000

2016 Credit Agreement due 2022, maturing in October 2022	54,000	54,000

Long-term debt	479,000	419,000

Fees, costs, discount and premium	(4,735)	(6,902)

Long-term debt, net	$474,265	$412,098

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

On January 24, 2020, we completed an add-on issuance of $50.0 million aggregate principal amount of 6.75% 2018 Senior Notes due 2026, or the First Additional Senior Notes, issued at 106.375% of their principal amount, resulting in a premium to us of $3.2 million. The First Additional Senior Notes are part of the same issuance of, and rank equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the First Additional Senior Notes, including premium, were used, together with cash on hand, to pay the $90.4 million purchase price in the NewSouth Acquisition.

On January 25, 2021, we completed a second add-on issuance of $60.0 million aggregate principal amount of 6.75% 2018 Senior Notes due 2026, or the Second Additional Senior Notes, issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million. The Second Additional Notes are part of the same issuance of, and rank equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the Second Additional Senior Notes, including premium, were used, together with $31.0 million in cash on hand, to pay the $94.3 million cash portion of the $100.4 million purchase price in the ECO Acquisition. The common stock portion of the purchase consideration was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a then current value of $21.34 per share, which we discounted by an estimate of 20% for lack of marketability, as they are legally restricted from being sold by the recipient for a three-year period from February 1, 2021.

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, the First Additional Senior Notes totaling $1.3 million, offset by the $3.2 million premium on the First Additional Senior Notes, and the Second Additional Senior Notes totaling $1.4 million, offset by the $3.3 million premium on the Second Additional Senior Notes, all of which are being amortized under the effective interest method. See “Deferred Financing Costs” below.

As of April 3, 2021, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $425.0 million, and accrued interest totaled $4.9 million.

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

2016 Credit Agreement due 2022

On February 16, 2016, we entered into the 2016 Credit Agreement due 2022, among us, the lending institutions identified in the 2016 Credit Agreement due 2022, and Truist Financial Corporation (formerly known as SunTrust Bank), as Administrative Agent and Collateral Agent. The 2016 Credit Agreement due 2022 establishes senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility originally maturing in February 2022 that amortizes on a basis of 1% annually during its six-year term, and a $40.0 million revolving credit facility originally maturing in February 2021 that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement due 2022 are, subject to exceptions, guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries that are restricted subsidiaries and secured by substantially all of our assets as well as our direct and indirect restricted subsidiaries’ assets.

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

On October 31, 2019, we entered into an amendment of our 2016 Credit Agreement due 2022 (“Third Amendment”). The Third Amendment provides for, among other things, (i) a three-year Term A loan in the then aggregate principal amount of $64.0 million (the “Initial Term A Loan”), maturing in October 2022, which refinances in full our existing Term B term loan facility under the 2016 Credit Agreement, and has no regularly scheduled amortization, and (ii) a new five-year revolving credit facility in an aggregate principal amount of up to $80.0 million (the “Revolving Facility”), maturing in October 2024, which replaced our then existing $40.0 million revolving credit facility under the 2016 Credit Agreement, and includes a swing-line facility and letter of credit facility. Our obligations under the 2016 Credit Agreement continue to be secured by substantially all of our assets, as well as our direct and indirect subsidiaries’ assets.

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

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. As of April 3, 2021, there were $5.8 million in letters of credit outstanding and $74.2 million available under the Revolving Facility.

Fees and costs relating to the Third Amendment were $0.9 million, which are deferred and being amortized. In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. Deferred financing costs and original issue discount allocated to these lenders of $1.5 million were written-off and classified as debt extinguishment costs in our consolidated statement of operations for the year ended December 28, 2019. As of April 3, 2021, after making prepayments of borrowings totaling $10.0 million during the third quarter of 2020, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $54.0 million. Accrued interest at April 3, 2021 was $16 thousand.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 2.14% as of April 3, 2021, and was 2.15% at January 2, 2021.

Pursuant to the Third Amendment, the 2016 Credit Agreement due 2022 contains a springing financial covenant that would apply if we draw in excess of thirty-five percent (35%) of the revolving facility commitment (excluding $7.5 million of undrawn letters of credit and letters of credit and draws thereunder that are cash collateralized at 103% of the stated amount thereof from such availability test). To the extent in effect, the springing financial covenant would prohibit us from exceeding a maximum first lien net leverage ratio (based on the ratio of total first lien (less unrestricted cash) debt to EBITDA) as of the last day of each applicable fiscal quarter. To the extent the springing financial covenant is in effect, the first lien net leverage ratio currently cannot exceed 4.00:1.00 (4.50:1.00 during a significant acquisition period, as defined, which we are in as of April 3, 2021). We have not been required to test our first lien net leverage ratio because we have not exceeded 35% of our revolving capacity.

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

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees, discount and premiums for the three months ended April 3, 2021, are as follows. All debt-related fees, costs, discount and premiums are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$6,902
Add: Deferred financing costs from the issuance of Second Additional Senior Notes	1,363
Less: Premium on the Second Additional Senior Notes	(3,300)
Less: Amortization expense	(230)

At end of period	$4,735

Estimated amortization expense relating to third-party fees and costs, lender fees, discount and premiums for the years indicated as of April 3, 2021, is as follows:

(in thousands)	Total
Remainder of 2021	$657
2022	905
2023	844
2024	889
2025	861
Thereafter	579

Total	$4,735

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $214.0 million since its inception in February 2016 through April 3, 2021, we have no future scheduled repayments until the maturity of the facility on October 31, 2022. The contractual future maturities of long-term debt outstanding, as of April 3, 2021, are as follows (at face value):

(in thousands)
Remainder of 2021	$—
2022	54,000
2023	—
2024	—
2025	—
Thereafter	425,000

Total	$479,000

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

The components of lease expense for the three months ended April 3, 2021 and April 4, 2020, are as follows. Certain amounts in the prior year period have been reclassified to conform to the current presentation (in thousands):

	Three Months Ended
	April 3,	April 4,
	2021	2020

Operating lease cost	$2,879	$2,104
Variable lease cost	2,200	786
Total lease cost	$5,079	$2,890

Other information relating to leases for the three months ended April 3, 2021 and April 4, 2020, are as follows (in thousands, except years and percentages):

	Three Months Ended
	April 3,	April 4,
	2021	2020
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(2,764)	$(2,009)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$29,490	$14,605

Weighted average remaining lease term in years
Operating leases	7.23	7.27

Weighted average discount rate
Operating leases	5.6%	5.9%

Future maturities under operating leases were as follows at April 3, 2021 and January 2, 2021 (in thousands):

	April 3,	January 2,
	2021	2021
Remainder of 2021	$9,278	$8,327
2022	11,830	7,626
2023	11,557	7,149
2024	11,286	6,748
2025	10,871	6,253
Thereafter	28,847	13,800

Total future minimum lease payments	83,669	49,903

Less: Imputed interest	(14,847)	(8,641)

Operating lease liability - total	$68,822	$41,262

Reported as of April 3, 2021 and January 2, 2021:
Current portion of operating lease liability	$8,682	$6,132
Operating lease liability, less current portion	60,140	35,130

Operating lease liability - total	$68,822	$41,262

As of April 3, 2021, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2030. Lease expense was $5.1 million for the three months ended April 3, 2021 and was $2.9 million for the three months ended April 4, 2020. Of the $5.1 million for the three months ended April 3, 2021, $2.2 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Of the $2.9 million for the three months ended April 4, 2020, $1.5 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses.

The $29.5 million in operating lease right-of-use assets obtained in exchange for operating lease obligations during the three months ended April 3, 2021 includes $27.9 million related to the Eco Acquisition. See Note 6 for additional information.

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

NOTE 12.  INCOME TAXES

Our income tax expense was $3.9 million for the three months ended April 3, 2021, compared with income tax expense of $4.1 million for the three months ended April 4, 2020. Our effective tax rate for the three months ended April 3, 2021, was an expense rate of 23.6%, and was an expense rate of 21.0% for the three months ended April 4, 2020. Our income tax expense for the three months ended April 3, 2021 includes $305 thousand relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three months ended April 3, 2021 included a minor discrete item of income tax benefit. The three months ended April 4, 2020 included excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards totaling $766 thousand. Excluding discrete items of income tax, the effective tax rates for the three months ended April 3, 2021, and April 4, 2020, would have been income tax expense rates of 24.1% and 24.8%, respectively.

We estimate that our annual effective tax rate for 2021, excluding discrete items, will approximate our current combined statutory federal and state rate of 24.7%.

We made no payments of estimated Federal or state income taxes during either of the three-month periods ended April 3, 2021 and April 4, 2020.

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

During the three months ended April 3, 2021 or April 4, 2020, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement due 2022, as well as the 2018 Senior Notes due 2026, both classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2022 approximates its carrying value due to its variable-rate nature, and was approximately $54.0 million as of April 3, 2021, compared to a principal outstanding value of $54.0 million, and fair value of $54.0 million as of January 2, 2021, compared to a principal outstanding value of $54.0 million. The fair value of the 2018 Senior Notes due 2026 is based on debt with similar terms and characteristics and was approximately $450.5 million as of April 3, 2021, compared to a principal outstanding value of $425.0 million, which includes the Second Additional Senior Notes, and the fair value was approximately $387.8 million as of January 2, 2021, compared to a principal outstanding value of $365.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions, which we consider to be a Level 2 input.

Items Measured at Fair Value on a Recurring Basis

The following are measured in the condensed consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	April 3,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$5,885	$—	$5,885	$—
MTP contracts	4,239	—	4,239	—

	$10,124	$—	$10,124	$—

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	January 2,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$3,190	$—	$3,190	$—
MTP contracts	421	—	421	—
	$3,611	$—	$3,611	$—

See Note 14 for a description of the methods and assumptions used in the determination of the fair values of our aluminum forward and Midwest Transaction Premium (“MTP”) contracts, as well as the basis for classifying these assets and liabilities as Level 2.

NOTE 14.  DERIVATIVES

Aluminum Contracts and Midwest Transaction Premium

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. Beginning late in the first quarter of 2020, we began entering into forward contracts to hedge the fluctuations in the price of the delivery component of our aluminum extrusion purchases, known as the Midwest Transaction Premium, or MTP. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum and the related MTP.

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

Guidance under the Financial Instruments Topic 825 of the Codification requires us to record our hedge contracts at fair value and consider our credit risk for contracts in a liability position, and our counter-party’s credit risk for contracts in an asset position, in determining fair value. We assess our counter-party’s risk of non-performance when measuring the fair value of financial instruments in an asset position by evaluating their financial position, including cash on hand, as well as their credit ratings. We assess our risk of non-performance when measuring the fair value of our financial instruments in a liability position by evaluating our credit ratings, our current liquidity including cash on hand and availability under our revolving credit facility as compared to the maturities of the financial liabilities. We do not offset the estimated fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement.

At April 3, 2021, the fair value of our aluminum forward contracts was in a asset position of $5.9 million. We had 25 outstanding forward contracts for the purchase of 33.7 million pounds of aluminum through June 2022, at an average price of $0.84 per pound, which excludes the Midwest premium, with maturity dates of between one month and fifteen months. At April 3, 2021, the fair value of our MTP contracts was in a net asset position of $4.2 million. We had 29 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 56.1 million pounds of aluminum through December 2022, at an average price of $0.12 per pound, with maturity dates of between one month and twenty-one months. We assessed the risk of non-performance of the Company and our counterparty to these contracts, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of April 3, 2021.

We assess the effectiveness of our aluminum forward and MTP contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of income, net, recognized in the “accumulated other comprehensive income (loss)” line item in the accompanying condensed consolidated balance sheet as of April 3, 2021, that we expect will be reclassified to earnings within the next twelve months, is approximately $8.7 million.

The fair values of our aluminum hedges and MTP contracts are classified in the accompanying condensed consolidated balance sheets at April 3, 2021 and January 2, 2021, as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	April 3, 2021		April 3, 2021
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$5,714	Accrued liabilities	$—
MTP contracts	Other current assets	3,010	Accrued liabilities	—
Aluminum contracts	Other assets	171	Other liabilities	—
MTP contracts	Other assets	1,229	Other liabilities	—
Total derivative instruments	Total derivative assets	$10,124	Total derivative liabilities	$—

	Derivative Assets		Derivative Liabilities
	January 2, 2021		January 2, 2021
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$3,243	Accrued liabilities	$(28)
MTP contracts	Other current assets	423	Accrued liabilities	(24)
Aluminum contracts	Other assets	—	Other liabilities	(25)
MTP contracts	Other assets	26	Other liabilities	(4)
Total derivative instruments	Total derivative assets	$3,692	Total derivative liabilities	$(81)

The ending accumulated balance for the aluminum forward and MTP contracts included in accumulated other comprehensive income (losses), net of tax, was an accumulated other comprehensive income of $7.6 million as of April 3, 2021, and was an accumulated other comprehensive income of $2.7 million at January 2, 2021. The income tax effects of accumulated comprehensive income (losses) are released as amounts are reclassified out of accumulated comprehensive income (losses) at the income tax rate used at the time those income tax effects were provided, which generally represents our blended statutory income tax rate.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three months ended April 3, 2021 and April 4, 2020 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Three Months Ended			Three Months Ended
	April 3,	April 4,		April 3,	April 4,
	2021	2020		2021	2020

Aluminum contracts	$4,083	$(5,160)	Cost of sales	$1,388	$(612)

MTP contracts	$4,205	$(53)	Cost of sales	$387	$—

NOTE 15.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the components of accumulated other comprehensive income (loss) for the three months ended April 3, 2021 and April 4, 2020 (in thousands):

Three months ended April 3, 2021	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at January 2, 2021	$2,403	$317	$2,720
Change in fair value of derivatives	4,083	4,205	8,288
Amounts reclassified from other comprehensive loss	(1,388)	(387)	(1,775)
Tax effect	(670)	(948)	(1,618)
Net current-period other comprehensive income	2,025	2,870	4,895
Balance at April 3, 2021	$4,428	$3,187	$7,615

Three months ended April 4, 2020	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at December 28, 2019	$(238)	$-	$(238)
Change in fair value of derivatives	(5,160)	(53)	(5,213)
Amounts reclassified from other comprehensive loss	612	—	612
Tax effect	1,138	13	1,151
Net current-period other comprehensive income	(3,410)	(40)	(3,450)
Balance at April 4, 2020	$(3,648)	$(40)	$(3,688)

NOTE 16. SEGMENTS

We have two reportable segments: the Southeast segment and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of sales from our facilities in Florida, including the net sales of our recent investment in Eco. The Western reporting segment, also an operating segment. Results of the Western segment are composed of the results of WWS.

Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) from operations basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”), with oversight by the Board of Directors. Total asset information by segment is not included herein as asset information by segment is not presented to or reviewed by the CODM. The following table represents summary financial data attributable to our operating segments for the three months ended April 3, 2021 and April 4, 2020 (in thousands):

	Three Months Ended
	April 3,	April 4,
	2021	2020
Net sales:
Southeast segment	$233,638	$183,641
Western segment	37,454	36,563

Total net sales	$271,092	$220,204

Income from operations:
Southeast segment	$18,743	$25,821
Western segment	5,453	1,086

Total income from operations	24,196	26,907

Interest expense, net	7,457	7,169

Total income before income taxes	$16,739	$19,738

NOTE 17. REEDEMABLE NON-CONTROLLING INTEREST

On February 1, 2021, we completed an acquisition of a 75% ownership stake in Eco. The seller of Eco obtained 25% equity interest in the newly formed company, Eco Enterprises. The seller’s redeemable non-controlling interest was initially established at fair value.

The agreement between PGT Innovations, Inc. and the seller provides the Company with a call right for seller’s equity interest which the Company may exercise during the three-years following the date of the acquisition, and provides the seller with a put right which can be exercised during the 15-day period following the three-year anniversary of the date of the acquisition. Upon exercise of the put or call right, the purchase price is calculated based on a 10-multiple of the sum of Eco’s trailing twelve-month earnings before interest, taxes, depreciation and amortization (TTM EBITDA), and certain synergy-related TTM EBITDA which may result from our investment in Eco (both as more specifically defined in the operating agreement). The put option makes the non-controlling interest redeemable and, therefore, the redeemable non-controlling interest is classified as temporary equity outside of shareholders’ equity.

The Company calculates the redemption value of the non-controlling interest on a quarterly basis using a 10-multiple of TTM EBITDA as determined in accordance with the agreement as described above. After giving effect to the change from the net income (loss) attributable to the redeemable non-controlling interest, the redeemable non-controlling interest is adjusted to be reported at its currently calculated redemption value. Any resulting change in the redemption value of the redeemable non-controlling interest is offset against retained earnings and impacts earnings used in the calculation of earnings per share attributable to common shareholders.

For the three months ended April 3, 2021, based on the formula for determining the value of the seller’s put option in the operating agreement governing this transaction, the redemption value of the redeemable non-controlling interest was estimated to be less than $34.5 million, the value of the redeemable non-controlling interest before giving effect to seller’s put option, as of April 3, 2021. As such, there was no change in redemption value to be recorded relating to the redeemable non-controlling interest for the three months ended April 3, 2021. There was no redeemable non-controlling interest in the first quarter of 2020.

The following table presents the changes in the Company’s redeemable non-controlling interest for the period presented:

Three Months Ended
April 3,
(in thousands)	2021
Balance at beginning of period	$—
Redeemable non-controlling interest in Eco at initially estimated fair value	34,084
Net income attributable to redeemable non-controlling interest	411
Change in value of redeemable non-controlling interest	—
Balance at end of period	$34,495

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended January 2, 2021, included in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 2, 2021. All amounts herein are unaudited.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “assume,” “believe,” “could,” “estimate,” “guidance,” “may,” “outlook,” “forecast,” “intend,” “could,” “project,” “estimate,” “anticipate,” “should,” “plan” and similar references to future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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
•

our dependence on our impact-resistant product lines, which increased with the Eco Acquisition, and contemporary indoor/outdoor window and door systems, and on consumer preferences for those types and styles of products;

•	the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, our acquisition of NewSouth and our Eco Acquisition;
•	our level of indebtedness, which increased in connection with our acquisition of NewSouth, and increased further in connection with our Eco Acquisition;
•

increases in bad debt owed to us by our customers in the event of a downturn in the home repair and remodel or new home construction channels in our core markets and our inability to collect such debt;

•

the risks that the anticipated cost savings, synergies, revenue enhancement strategies and other benefits expected from our acquisition of NewSouth and from our Eco Acquisition may not be fully realized or may take longer to realize than expected or that our actual integration costs may exceed our estimates;

•	increases in transportation costs, including increases in fuel prices;
•	our dependence on our limited number of geographically concentrated manufacturing facilities, which increased further due to our Eco Acquisition;
•	sales fluctuations to and changes in our relationships with key customers;
•	federal, state and local laws and regulations, including unfavorable changes in local building codes and environmental and energy code regulations;
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
•

in addition to our acquisition of NewSouth, and our Eco Acquisition, our ability to successfully integrate businesses we may acquire in the future, or that any business we acquire may not perform as we expected at the time we acquired it; and

•

the other risks and uncertainties discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, and under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2021 and our other filings with the Securities and Exchange Commission.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

EXECUTIVE OVERVIEW

Sales and Operations

During the first quarter of 2021, we experienced an increase in sales at our Southeast segment, as demand in Florida continued to increase, and also due to inclusion of the net sales of our investment in Eco of nearly $16 million. Strength in the housing sector in our key markets in the southeast drove solid growth in order entry in the first quarter of 2021 compared to last year’s first quarter. Excluding sales of Eco, our Southeast segment net sales were $215 million in the first quarter of 2021, compared to $184 million in the first quarter of 2020, an increase of $32 million, or 17%. Net sales of our Western segment increased $1 million, or 2%, to $38 million in the first quarter of 2021, from $37 million in the first quarter of 2020. Although we saw improved economic condition in our western markets, which also drove increasing order levels at our Western business unit in the 2021 first quarter compared to last year’s first quarter, we believe this market is slower to recover from the effects on the economy as a result of the Pandemic, especially in our core markets of California, Arizona and Nevada. We expect demand at both our Southeast and Western business units to continue to recover as the economy reopens and the country approaches pre-Pandemic activity. Our legacy business grew order levels during the first quarter of 2021 by 31% over the prior-year first quarter, including an increase of $35 million, or 42%, at NewSouth. We continue to execute on several strategic selling and marketing initiatives, which have also been key drivers of sales.

Although 2021 first quarter consolidated net sales increased $50.9 million, or 23.1%, compared to last year’s first quarter, our gross margin decreased to 34.7% in the first quarter of 2021, compared to 36.8% in the prior year first quarter. Company-wide, we saw inflationary pressures on material costs and labor rates, which contributed to this overall decline in gross margin. We recently announced price increases to attempt to offset these inflationary conditions, which we expect will begin to offset these cost impacts beginning in the last month of the second quarter of 2021. Over the past several quarters, we have made significant enhancements to manufacturing operations at our Western business unit facility in Phoenix, which has resulted in an improvement in gross margin at our Western business unit in the first quarter of 2021 compared to last year’s first quarter of 70 basis-points in our consolidated gross margin. Gross margin in the first quarter of 2021 was also impacted by incremental costs relating to our wind-down of NewSouth’s commercial business, which totaled  $4.2 million, including $2.7 million classified as cost of sales, which impacted gross profit and gross margin in the three months ended April 3, 2021.

Because we believe housing demand in the United States will continue to strengthen in our key markets, we have increased our 2021 full-year sales guidance to a range of $1.050 billion to $1.125 billion, from our prior guidance of $1.0 billion to $1.075 billion. These ranges include Eco from the date of our investment of February 1, 2021 at 100% of its sales.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of operations as a percentage of total net sales for the periods indicated. The three-month period ended April 3, 2021 is composed of 13 weeks. The three-month period ended April 4, 2020 is composed of 14 weeks (in thousands, except percentages):

	Three Months Ended
	April 3,		April 4,
	2021		2020
	(unaudited)
Net sales	$271,092	100.0%	$220,204	100.0%
Cost of sales	177,130	65.3%	139,077	63.2%

Gross profit	93,962	34.7%	81,127	36.8%

Selling, general and administrative expenses	69,766	25.7%	54,220	24.6%

Income from operations	24,196	8.9%	26,907	12.2%

Interest expense, net	7,457	2.8%	7,169	3.3%

Income before income taxes	16,739	6.2%	19,738	9.0%

Income tax expense	3,944	1.5%	4,138	1.9%

Net income	12,795	4.7%	15,600	7.1%

Less: Net income attributable to redeemable non-controlling interest	411	0.2%	—	-

Net income attributable to the Company	12,384	4.6%	15,600	7.1%

Change in redemption value of redeemable non-controlling interest	—	-	—	-

Net income attributable to common shareholders	$12,384	4.6%	$15,600	7.1%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 3, 2021 AND APRIL 4, 2020

The three-month period ended April 3, 2021 is composed of 13 weeks, whereas the three-month period ended April 4, 2020 was composed of 14 weeks. We do not believe that this difference significantly affects comparability of the following results of operations.

Net sales

	Three Months Ended
	April 3, 2021		April 4, 2020
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$233.6	86.2%	$183.6	83.4%	27.2%
Western segment	37.5	13.8%	36.6	16.6%	2.4%

Total net sales	$271.1	100.0%	$220.2	100.0%	23.1%

Net sales for the first quarter of 2021 were $271.1 million, a $50.9 million, or 23.1%, increase in sales, from $220.2 million in the first quarter of the prior year.

Net sales of our Southeast segment were $233.6 million in the first quarter of 2021, compared with $183.6 million in the 2020 first quarter, an increase of $50.0 million, or 27.2%. Southeast segment sales in the first quarter of 2021 includes nearly $16 million from our investment in Eco. Net sales of our Western segment were $37.5 million in the first quarter of 2021, compared with $36.6 million in the first quarter of 2020, an increase of $0.9 million, or 2.4%. Sales of our Western segment are composed of the sales of WWS.

The $50.9 million increase in net sales for the first quarter of 2021 was primarily driven by organic growth, and the effects of the recovery from the Pandemic, primarily at our Southeast segment, but also at our Western segment, and the inclusion in the first quarter of 2021 of the net sales of our investment in Eco. Net sales of our Southeast segment, excluding the sales of Eco of nearly $16 million, increased $31.6 million, or 17.2% as compared to the first quarter of 2020. We believe the organic increase in sales of our Southeast segment is due to a resumption of demand for our products in both the new construction and repair and remodel markets that approached the pre-Pandemic strength that existed in our 2020 first quarter. Our NewSouth direct-to-consumer brand also experienced solid organic growth in the 2021 first quarter, compared to last year’s first quarter. However, the first quarter of 2020 only included the post-acquisition sales of NewSouth from its February 2, 2020 acquisition date, whereas NewSouth’s net sales are included in the entire first quarter of 2021. Our Western segment experienced slight incremental growth in the first quarter of 2021, compared to the 2020 first quarter, which we believe continued to see a strengthening housing market in the western United States that began in late 2020, but to a lesser extent than in the Southeast.

Gross profit and gross margin

Gross profit was $94.0 million in the first quarter of 2021, an increase of $12.8 million, or 15.8%, from $81.1 million in the first quarter of 2020. The gross margin percentage was 34.7% in the first quarter of 2021, compared to 36.8% in the prior year first quarter. Gross margin in the first quarter of 2021, compared to the first quarter of 2020, was negatively impacted by inflationary conditions which increased material and labor costs in the U.S. during the first quarter of 2021, partially offset by improved operating efficiencies in our Western segment, and the addition of and accretion from our investment in Eco. Gross margin in the first quarter of 2021 was also impacted by incremental costs relating to our wind-down of NewSouth’s commercial business, which negatively impacted gross profit by $2.7 million. Excluding the costs relating to NewSouth’s commercial business, gross margin in the first quarter of 2021 would have been 35.7%.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $69.8 million in the first quarter of 2021, an increase of $15.5 million, from $54.2 million in the first quarter of 2020. SG&A in the first quarter of 2021 was 25.7% of net sales, compared to 24.6% of net sales in the first quarter of 2020. The increase in SG&A is primarily the result of the inclusion of the SG&A expenses of NewSouth for the entire first quarter of 2021, compared to just the post-acquisition period from February 1, 2020 in the first quarter of 2020. NewSouth’s SG&A in the first quarter of 2021, compared to the first quarter of 2020, increased $8.5 million. The increase in NewSouth’s SG&A in the first quarter of 2021 included costs relating to our wind-down of NewSouth’s commercial business, which totaled $1.5 million relating to write-offs of uncollectible commercial accounts and related legal costs.

The increase in SG&A is also due to the inclusion of SG&A from our investment in Eco, and the related expenses, which totaled $0.7 million in the first quarter of 2021. Additionally, there were increases compared to the first quarter of 2020 in several other categories, including depreciation, stock-based compensation, as well as additional costs from investing in our strategic selling and marketing initiatives, as well as higher distribution costs on increased sales levels.

Income from operations

Income from operations was $24.2 million in the first quarter of 2021, a decrease of $2.7 million, from $26.9 million in the first quarter of 2020. Income from operations in the first quarter of 2021 includes $18.7 million from our Southeast segment and $5.5 million from our Western segment, compared to $25.8 million and $1.1 million from our Southeast and Western segments, respectively, in the first quarter of 2020, all after allocation of corporate operating costs in both periods. The decrease in income from operations in the first quarter of 2021 compared to the first quarter of 2020 is primarily a result of the $4.2 million of costs relating to our wind-down of NewSouth’s commercial business as discussed in “Gross profit and gross margin”, and “Selling, general and administrative expenses” above. The decrease in income from operations was also related to the increase in SG&A in the first quarter of 2021, compared to last year’s first quarter, driven by the inclusion of a full quarter of NewSouth SG&A in 2021 compared to 2020, partially offset by the accretion to gross profit from the addition of our investment in Eco.

Interest expense, net

Interest expense was $7.5 million in the first quarter of 2021, an increase of $0.3 million, or 4.0%, from $7.2 million in the first quarter of 2020. Interest expense in the first quarter of 2021 includes an increase in interest expense due to the issuance of the Second Additional Senior Notes totaling $60.0 million effective on January 25, 2021, which we used to finance a portion of the purchase price for our investment in Eco. This increase was partially offset by a decrease in interest costs relating to the amortization of the $3.3 million premium we received on the Second Additional Senior Notes.

Income tax expense

Our income tax expense was $3.9 million for the three months ended April 3, 2021, compared with income tax expense of $4.1 million for the three months ended April 4, 2020. Our effective tax rate for the three months ended April 3, 2021, was an expense rate of 23.6%, and was an expense rate of 21.0% for the three months ended April 4, 2020. Our income tax expense for the three months ended April 3, 2021 includes $305 thousand relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three months ended April 3, 2021 included a minor discrete item of income tax benefit. The three months ended April 4, 2020 included excess tax benefits relating to exercises of stock options and lapses of restrictions on stock awards totaling $766 thousand. Excluding discrete items of income tax, the effective tax rates for the three months ended April 3, 2021 and April 4, 2020, would have been income tax expense rates of 24.1% and 24.8%, respectively.

We estimate that our annual effective tax rate for 2021, excluding discrete items, will approximate our current combined statutory federal and state rate of 24.7%.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for the three months ended April 3, 2021, was $411 thousand and represents the share of the net income of Eco for the period subsequent to the date of our investment of February 1, 2021 through April 3, 2021, attributable to the 25% interest of Eco not acquired by the Company. There was no redeemable non-controlling interest in the first quarter of 2020.

Change in redemption value of redeemable non-controlling interest

For the three months ended April 3, 2021, based on the formula for determining the redemption value of the seller’s put option in the operating agreement governing this transaction, the redemption value of the redeemable non-controlling interest was estimated to be less than $34.5 million, the redemption value of the redeemable non-controlling interest before giving effect to seller’s put option, as of April 3, 2021. As such, there was no change in value to be recorded relating to the redeemable non-controlling interest for the three months ended April 3, 2021. There was no redeemable non-controlling interest in the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Our principal source of liquidity is cash flow generated by operations and supplemented by borrowings under our credit facilities. We expect that this cash generating capability will provide us with financial flexibility in meeting operating and investing needs, but there can be no assurance that will be the case in future periods. Our primary capital requirements are to fund working capital needs, meet required debt service payments on our credit facilities and fund capital expenditures.

The following table summarizes our cash flow results for the first three months of 2021 and 2020:

	Components of Cash Flows
	Three Months Ended
	April 3,	April 4,
(in millions)	2021	2020
Cash (used in) provided by operating activities	$(1.4)	$10.9
Cash used in investing activities	(100.8)	(92.4)
Cash provided by financing activities	60.9	51.8

Decrease in cash and cash equivalents	$(41.3)	$(29.7)

Operating activities. Cash used in operating activities during the first three months of 2021 was $1.4 million, compared to cash provided of $10.9 million in the first three months of 2020. The decrease in cash provided by operating activities for the first three months of 2021, as compared to the first three months of 2020, of $12.3 million, was due to the factors set forth in the table below.

Direct cash flows from operations for the first three months of 2021 and 2020 are as follows:

	Direct Operating Cash Flows
	Three Months Ended
	April 3,	April 4,
(in millions)	2021	2020
Collections from customers	$245.0	$219.1
Other collections of cash	3.9	2.4
Disbursements to vendors	(163.2)	(139.7)
Personnel related disbursements	(74.4)	(59.5)
Debt service payments	(12.8)	(11.4)
Other cash activity, net	0.1	-

Cash (used in) from operations	$(1.4)	$10.9

Days sales outstanding (DSO), which we calculate as accounts receivable divided by quarterly average daily sales, was 42 days at April 3, 2021, compared to 42 days at April 4, 2020.

Inventory on hand as of April 3, 2021, was $72.4 million, compared to $60.3 million at January 2, 2021, an increase of $12.1 million. Inventory on hand at April 3, 2021 includes $8.2 million relating to our investment in Eco.

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

Investing activities. Cash used in investing activities was $100.8 million for the first three months of 2021, compared to cash used in investing activities of $92.4 million for the first three months of 2020, an increase in cash used in investing activities of $8.4 million. Cash used to invest in Eco in the first three months of 2021 totaled $94.3 million, compared with cash used in the first three months of 2020 to acquire NewSouth of $90.1 million. There was also an increase in cash used in investing activities due to an increase in capital expenditures of $4.2 million, which went from $2.3 million in the first three months of 2020, to $6.5 million in the first three months of 2021. In the first three months of 2020, management made the decision to decrease spending on a majority of capital projects as part of its cash preservation strategy due to the uncertainty around the Pandemic and its potential impact to the Company’s liquidity.

During the third quarter of 2020, the Company’s management determined to begin funding certain previously deferred capital projects in view of the increased order entry, sales, cash position and overall liquidity the Company experienced, and has continued to return capital spending to near pre-Pandemic levels.

Financing activities. Cash provided in financing activities was $60.9 million in the first three months of 2021, compared to cash provided in financing activities of $51.8 million in the first three months of 2020, an increase in cash provided of $9.2 million. In the first three months of 2021, we issued the Second Additional Senior Notes, which provided proceeds of $63.3 million, including a premium of $3.3 million. Proceeds from the issuance of the Second Additional Senior Notes were used to partially fund our investment in Eco. In the first three months of 2020, we issued the First Additional Senior Notes, which provided proceeds of $53.2 million, including a premium of $3.2 million. Proceeds from the issuance of the First Additional Senior Notes were used to partially fund our acquisition of NewSouth. We paid financing costs totaling $1.4 million in the first three months of 2021, related to the issuance of the Second Additional Senior Notes, compared to $1.3 million in the first three months of 2020, related to the issuance of the First Additional Senior Notes. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $1.0 million in the first three months of 2021, versus $0.8 million in the first three months of 2020, an increase in cash used of $0.2 million. Proceeds from the exercises of stock options for the first three months of 2020 were $0.5 million. There were proceeds from stock issued under our 2019 Employee Stock Purchase Plan of $0.1 million during the first three months of 2020.

Capital Resources and Debt Covenant

2018 Senior Notes due 2026.

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

On January 24, 2020, we completed an add-on issuance of $50.0 million aggregate principal amount of 6.75% 2018 Senior Notes due 2026 (“First Additional Senior Notes”), issued at 106.375% of their principal amount, resulting in a premium to us of $3.2 million. The First Additional Senior Notes are part of the same issuance of, and rank equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the First Additional Senior Notes, including premium, were used, together with cash on hand, to pay the $90.4 million purchase price in the NewSouth Acquisition.

On January 25, 2021, we completed a second add-on issuance of $60.0 million aggregate principal amount of 6.75% 2018 Senior Notes due 2026 (the “Second Additional Senior Notes”), issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million. The Second Additional Notes are part of the same issuance of, and rank equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the Second Additional Senior Notes, including premium, were used, together with $31.0 million in cash on hand, to pay the $94.3 million cash portion of the $100.4 million purchase consideration in the ECO Acquisition. The common stock portion of the purchase price was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a then current value of $21.34 per share, which we discounted by an estimate of 20% for lack of marketability, as they are legally restricted from being sold by the recipient for a three-year period from February 1, 2021.

The 2018 Senior Notes due 2026 mature on August 10, 2026. Interest on the 2018 Senior Notes due 2026 is payable semi-annually, in arrears, beginning on February 16, 2019, with interest accruing at a rate of 6.75% per annum from August 10, 2018. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2018 Senior Notes due 2026 totaling $10.4 million, the First Additional Senior Notes totaling $1.3 million, offset by the $3.2 million premium on the First Additional Senior Notes, and the Second Additional Senior Notes totaling $1.4 million, offset by the $3.3 million premium on the Second Additional Senior Notes, all of which are being amortized under the effective interest method. See “Deferred Financing Costs” below.

As of April 3, 2021, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $425.0 million, and accrued interest totaled $4.9 million.

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

2016 Credit Agreement due 2022.

On February 16, 2016, we entered into the 2016 Credit Agreement due 2022, among us, the lending institutions identified in the 2016 Credit Agreement due 2022, and Truist Financial Corporation (formerly known as SunTrust Bank), as Administrative Agent and Collateral Agent. The 2016 Credit Agreement due 2022 establishes senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility originally maturing in February 2022 that amortizes on a basis of 1% annually during its six-year term, and a $40.0 million revolving credit facility originally maturing in February 2021 that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement due 2022 are, subject to exceptions, guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries that are restricted subsidiaries and secured by substantially all of our assets as well as our direct and indirect restricted subsidiaries’ assets.

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

On October 31, 2019, we entered into an amendment of our 2016 Credit Agreement due 2022 (“Third Amendment”). The Third Amendment provides for, among other things, (i) a three-year Term A loan in the then aggregate principal amount of $64.0 million (the “Initial Term A Loan”), maturing in October 2022, which refinances in full our existing Term B term loan facility under the 2016 Credit Agreement, and has no regularly scheduled amortization, and (ii) a new five-year revolving credit facility in an aggregate principal amount of up to $80.0 million (the “Revolving Facility”), maturing in October 2024, which replaced our then existing $40.0 million revolving credit facility under the 2016 Credit Agreement, and includes a swing-line facility and letter of credit facility. Our obligations under the 2016 Credit Agreement continue to be secured by substantially all of our assets, as well as our direct and indirect subsidiaries’ assets.

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

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. As of April 3, 2021, there were $5.8 million in letters of credit outstanding and $74.2 million available under the Revolving Facility.

Fees and costs relating to the Third Amendment were $0.9 million, which are deferred and being amortized. In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. Deferred financing costs and original issue discount allocated to these lenders of $1.5 million were written-off and classified as debt extinguishment costs in our consolidated statement of operations for the year ended December 28, 2019. As of April 3, 2021, after making prepayments of borrowings totaling $10.0 million during the third quarter of 2020, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $54.0 million. Accrued interest at April 3, 2021 was $16 thousand.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 2.14% as of April 3, 2021, and was 2.15% at January 2, 2021.

Pursuant to the Third Amendment, the 2016 Credit Agreement due 2022 contains a springing financial covenant that would apply if we draw in excess of thirty-five percent (35%) of the revolving facility commitment (excluding $7.5 million of undrawn letters of credit and letters of credit and draws thereunder that are cash collateralized at 103% of the stated amount thereof from such availability test). To the extent in effect, the springing financial covenant would prohibit us from exceeding a maximum first lien net leverage ratio (based on the ratio of total first lien (less unrestricted cash) debt to EBITDA) as of the last day of each applicable fiscal quarter. To the extent the springing financial covenant is in effect, the first lien net leverage ratio currently cannot exceed 4.00:1.00 (4.50:1.00 during a significant acquisition period, as defined, which we are in as of April 3, 2021). We have not been required to test our first lien net leverage ratio because we have not exceeded 35% of our revolving capacity.

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

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees, discount and premiums for the three months ended April 3, 2021, are as follows. All debt-related fees, costs, discount and premiums are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$6,902
Add: Deferred financing costs from the issuance of Second Additional Senior Notes	1,363
Less: Premium on the Second Additional Senior Notes	(3,300)
Less: Amortization expense	(230)

At end of period	$4,735

Estimated amortization expense relating to third-party fees and costs, lender fees, discount and premiums for the years indicated as of April 3, 2021, is as follows:

(in thousands)	Total
Remainder of 2021	$657
2022	905
2023	844
2024	889
2025	861
Thereafter	579

Total	$4,735

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $214.0 million since its inception in February 2016, we have no future scheduled repayments until the maturity of the facility on October 31, 2022. The contractual future maturities of long-term debt outstanding, including the remaining balance of the financing arrangement described as other debt, as of April 3, 2021, are as follows (at face value):

(in thousands)
Remainder of 2021	$—
2022	54,000
2023	—
2024	—
2025	—
Thereafter	425,000

Total	$479,000

Investment in Eco Windows Systems. On February 1, 2021, we completed our previously announced acquisition of a 75% ownership stake in Eco Windows Systems and its related companies, Eco Glass Production, LLC, and Unity Windows, LLC (together “Eco”), Florida limited liability companies, for fair value consideration of $100.4 million, including $94.3 million in cash, which was after an estimated working capital adjustment in our favor of approximately $5.6 million received at the closing, and PGT Innovations, Inc. common stock with a then fair value estimated to be $6.1 million. The cash portion of the purchase price was financed by a Second Additional Senior Notes composed of an add-on issuance on January 25, 2021 of $60.0 million aggregate principal amount of 6.75% senior notes to the 2018 Senior Notes due 2026 on January 25, 2021, issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million, together with cash on hand of $31.0 million.

The common stock portion of the purchase price was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a closing price value of $21.34 per share on that date, or approximately $7.6 million based on that price. However, the seller of Eco, who is also the holder of the 25% redeemable non-controlling interest in Eco Enterprises, is restricted from selling these shares for a three-year period from the date of the acquisition. As such, we estimated that there was an approximately 20% discount for the lack of marketability of the shares. The fair value of the redeemable non-controlling interest in the acquisition has been preliminarily estimated to be $34.1 million, resulting in total fair value of the Eco business in the acquisition, including the redeemable non-controlling interest, of $134.5 million. The fair value of the redeemable non-controlling interest has been calculated as 25% of the initial estimated fair value of the entity at the acquisition date, less a 5% estimated discount for seller’s lack of control in the new entity. Eco is a manufacturer and installer of aluminum, impact-resistant windows and doors, serving the South Florida region since 2009. Eco is headquartered in Medley, Florida, near Miami, Florida, and has three manufacturing locations in the region.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first three months of 2021, capital expenditures were $6.5 million, compared to $2.3 million for the first three months of 2020. During the first half of 2020, management made the decision to decrease spending on a majority of capital projects as part of its cash preservation strategy implemented in response to the uncertainty around the Pandemic’s impact on the Company’s business and liquidity. During the third quarter of 2020, the Company’s management determined to begin funding certain previously deferred capital projects in view of the increased order entry, sales, cash position and overall liquidity the Company has experienced, and has continued to return capital spending to near pre-Pandemic levels. The Company’s management will continue to evaluate the level of capital expenditures the Company may incur for the remainder of 2021 and thereafter, but we expect to continue to fund previously deferred capital projects, which may continue to result in a higher level of capital spending in 2021 as compared to 2020. However, we may return to a more conservative approach to managing capital expenditures going forward based on our evaluation of future economic conditions and the performance of our businesses and operations, including any further impact of the Pandemic and the economic uncertainty it has caused on our sales, cash position and overall liquidity. Our capital expenditure program is directed towards making investments in capital assets that we believe will increase both gross sales and margins, but also includes capital expenditures for maintenance capital.

Aluminum Forward and Midwest Transaction Premium Contracts. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. Beginning late in the first three months of 2021, we began entering into forward contracts to hedge the fluctuations in the price of the delivery component of our aluminum extrusion purchases, known as the Midwest Transaction Premium (MTP).

At April 3, 2021, the fair value of our aluminum forward contracts was in a net asset position of $5.9 million. We had 25 outstanding forward contracts for the purchase of 33.7 million pounds of aluminum through June 2022, at an average price of $0.84 per pound, which excludes the Midwest premium, with maturity dates of between one month and fifteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was immaterial and, therefore, did not record any adjustment to fair value as of April 3, 2021.

At April 3, 2021, the fair value of our MTP contracts was in a net asset position of $4.2 million. We had 29 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 56.1 million pounds of aluminum through December 2022, at an average price of $0.12 per pound, with maturity dates of between one month and twenty-one months. We assessed the risk of non-performance of the Company to these contracts and determined it was immaterial and, therefore, did not record any adjustment to fair value as of April 3, 2021.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of income (loss), net, recognized in the “accumulated other comprehensive income (loss)” line item in the accompanying condensed consolidated balance sheet as of April 3, 2021, that we expect will be reclassified to earnings within the next twelve months, will be approximately $8.7 million.

Contractual Obligations. Except for the issuance of the Second Additional Senior Notes, as described in Part I., Item 1., Note 9, and the addition of $29.5 million in operating lease liabilities in the three months ended April 3, 2021, as described in Part I., Item 1., Note 10, including the $27.9 million in operating lease liabilities we are consolidating as a result of our investment in Eco, described in Part I., Item 1., Note 6, there have been no significant changes to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 2, 2021.

Significant Accounting Policies and Critical Accounting Estimates. Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Significant accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results, and those that require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the condensed consolidated financial statements and the possibility that future events may be significantly different from our expectations. We identified our significant accounting policies in our Annual Report on Form 10-K for the year ended January 2, 2021. There have been no changes to our critical accounting policies during the first three months of 2021.

Recently Issued Accounting Pronouncements. Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in March 2021, a subsequent amendment to the initial guidance, ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance generally can be applied from March 12, 2020 through December 31, 2022. We are currently assessing the impacts of the practical expedients provided in Topic 848 and which, if any, we will adopt.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge the delivery component of our aluminum needs, known as the Midwest Transaction Premium (“MTP”). As of April 3, 2021, we are covered for approximately 66% of our anticipated aluminum needs during the remainder of 2021 at an average price of $0.83 per pound, and for approximately 4% of our anticipated aluminum needs in 2022 at an average price of $0.93 per pound. These calculations are based only on the LME price of aluminum and excludes an estimate for the MTP, which we hedge separately. As of April 3, 2021, we are covered for approximately 69% of our anticipated MTP costs for the remainder of 2021 at an average price of $0.12 per pound, and for approximately 34% of our anticipated MTP costs in 2022 at an average price of $0.12 per pound.

Regarding our aluminum hedging instruments for the purchase of aluminum, as of April 3, 2021, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $3.4 million. This calculation utilizes our actual commitment of 33.7 million pounds under contract (to be settled throughout June 2022) and the market price of aluminum as of April 3, 2021. This calculation is based only on the LME price of aluminum and excludes an estimate for the MTP. Regarding our MTP contracts for hedging of the delivery component of our aluminum needs, as of April 3, 2021, a 10% decrease in the Platts MW US Transaction price per pound would decrease the fair value of our MTP contracts an estimated $1.1 million. This calculation utilizes our actual commitment of 56.1 million pounds under contract (to be settled throughout December 2022) and the then current Platts MW US Transaction price per pound as of April 3, 2021.

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

Our chief executive officer and interim chief financial officer, with the assistance of management, evaluated the design, operation and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (“Evaluation Date”). Based on that evaluation, our chief executive officer and interim chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective for the purposes of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during our first quarter ended April 3, 2021, we invested in Eco. We have elected to exclude Eco from our assessment of effectiveness of our internal controls over financial reporting as of January 1, 2022, the end of our 2021 fiscal year, but will include Eco in our assessment for our 2022 fiscal year.

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

ITEM 1A. RISK FACTORS

Our operations are subject to a number of risks. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, including the risk factors set forth in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended January 2, 2021. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2021, we issued 357,797 shares of PGT Innovations, Inc. common stock, composed of 279,529 shares to Seller of Eco, and 78,268 shares to U.S. Bank, N.A., as escrow agent, as the common stock portion of the purchase price of the Eco Acquisition. The shares were issued in reliance upon the exemption under Section 4(a)(2) of the Securities Act. See Part I, Item 1. Note 6 for additional information about the Eco Acquisition.

ITEM 6. EXHIBITS

10.1*	Employment Agreement between PGT Innovations, Inc., and Robert Keller, dated January 1, 2021

10.2*	Employment Agreement between PGT Innovations, Inc., and Brad West, dated January 1, 2021

10.3*	Employment Agreement between PGT Innovations, Inc., and Brent C. Boydston, dated January 1, 2021

10.4*	Employment Agreement between PGT Innovations, Inc., and Michael Wothe, dated January 1, 2021

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT INNOVATIONS, INC.
(Registrant)

Date: May 13, 2021	/s/ Brad West
Brad West
Interim Chief Financial Officer and Senior Vice President of Corporate Development and Treasurer