Form 10-Q
period 2021-07-03
PGT Innovations, Inc.
filed 2021-08-12
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

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

Common Stock, $0.01 par value, outstanding was 59,587,128 shares, as of July 31, 2021.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PGTI	New York Stock Exchange, Inc.

PGT INNOVATIONS, INC.

TABLE OF CONTENTS

Form 10-Q for the Three and Six months Ended July 3, 2021

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net sales	$285,500	$202,783	$556,592	$422,987
Cost of sales	188,491	128,320	365,621	267,397

Gross profit	97,009	74,463	190,971	155,590

Selling, general and administrative expenses	75,745	53,969	145,511	108,189
Impairment of trade name	—	8,000	—	8,000
Restructuring costs and charges	—	3,906	—	3,906

Income from operations	21,264	8,588	45,460	35,495

Interest expense, net	7,825	6,856	15,282	14,025

Income before income taxes	13,439	1,732	30,178	21,470

Income tax expense (benefit)	2,726	(467)	6,670	3,671

Net income	10,713	2,199	23,508	17,799

Less: Net income attributable to redeemable non-controlling interest	(568)	—	(979)	—

Net income attributable to the Company	$10,145	$2,199	$22,529	$17,799

Calculation of net income per common share attributable to common shareholders:
Net income attributable to the Company	$10,145	$2,199	$22,529	$17,799
Change in redemption value of redeemable non-controlling interest	(3,563)	—	(3,563)	—
Net income attributable to common shareholders	$6,582	$2,199	$18,966	$17,799

Net income per common share attributable to common shareholders:
Basic	$0.11	$0.04	$0.32	$0.30
Diluted	$0.11	$0.04	$0.32	$0.30

Weighted average number of common shares outstanding:
Basic	59,551	58,943	59,418	58,806
Diluted	60,051	59,140	59,977	59,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net income	$10,713	$2,199	$23,508	$17,799

Other comprehensive income (loss) before tax:
Change in fair value of derivatives	9,073	1,530	17,361	(3,683)
Reclassification to earnings	(4,133)	1,593	(5,908)	2,205

Other comprehensive income (loss) before tax	4,940	3,123	11,453	(1,478)

Income tax expense (benefit) related to other comprehensive income	1,225	781	2,843	(370)

Other comprehensive income (loss), net of tax	3,715	2,342	8,610	(1,108)

Comprehensive income	14,428	4,541	32,118	16,691

Less: Comprehensive income attributable to redeemable non-controlling interest	(568)	—	(979)	—

Comprehensive income attributable to the Company	$13,860	$4,541	$31,139	$16,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	July 3,	January 2,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$47,587	$100,320
Accounts receivable, net	139,688	92,844
Inventories	78,228	60,317
Contract assets, net	48,456	28,723
Prepaid expenses	12,822	8,357
Other current assets	22,107	11,111
Total current assets	348,888	301,672

Property, plant and equipment, net	162,464	135,155
Operating lease right-of-use asset, net	80,021	38,567
Intangible assets, net	324,717	256,507
Goodwill	360,230	329,695
Other assets, net	3,861	925

Total assets	$1,280,181	$1,062,521

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$125,874	$84,344
Current portion of operating lease liability	10,311	6,132
Total current liabilities	136,185	90,476

Long-term debt	474,481	412,098
Operating lease liability, less current portion	73,354	35,130
Deferred income taxes	31,172	28,329
Other liabilities	10,361	11,354

Total liabilities	725,553	577,387

Redeemable non-controlling interest	33,006	—

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; no shares outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 63,192 and 62,542 shares issued and 59,587 and 58,999 shares outstanding at July 3, 2021 and January 2, 2021, respectively	632	625
Additional paid-in-capital	429,268	420,202
Accumulated other comprehensive income	11,330	2,720
Retained earnings	98,681	79,896
Treasury stock at cost	(18,289)	(18,309)
Total shareholders' equity	521,622	485,134

Total liabilities, redeemable non-controlling interest and shareholders' equity	$1,280,181	$1,062,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 3,	July 4,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net income	$23,508	$17,799
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	14,358	11,451
Amortization	9,890	9,424
Impairment of trade name	—	8,000
Non-cash portion of restructuring costs and charges	—	2,442
Provision for allowance for doubtful accounts	2,882	826
Stock-based compensation	3,494	2,918
Amortization of deferred financing costs, debt discount and premium	446	589
Loss (gain) on sales of assets	70	(155)
Change in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	(40,763)	(15,050)
Inventories	(10,586)	(5,914)
Contract assets, net, prepaid expenses, other current and other assets	(13,262)	(1,080)
Accounts payable, accrued and other liabilities	18,428	15,261

Net cash provided by operating activities	8,465	46,511

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,107)	(7,315)
Investment in and acquisition of businesses	(106,480)	(90,145)
Proceeds from sales of assets	142	284

Net cash used in investing activities	(122,445)	(97,176)

Cash flows from financing activities:
Proceeds from issuance of senior notes	63,300	53,188
Payments of financing costs	(1,363)	(1,266)
Purchases of common stock relating to tax withholdings on employee equity awards	(1,005)	(815)
Proceeds from exercise of stock options	138	549
Proceeds from issuance of common stock under employee stock purchase plan (ESPP)	177	119

Net cash provided by financing activities	61,247	51,775

Net decrease in cash and cash equivalents	(52,733)	1,110
Cash and cash equivalents at beginning of period	100,320	97,243
Cash and cash equivalents at end of period	$47,587	$98,353

Non-cash activity:
Issuance of common stock in Eco Acquisition	$6,108	$—
Establish right-of-use asset	$46,905	$14,838
Establish operating lease liability	$(46,905)	$(14,838)
Property, plant and equipment additions in accounts payable	$1,533	$1,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)(unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total
THREE MONTHS ENDED JULY 4, 2020
Balance at April 4, 2020	58,918,623	$626	$416,064	$(3,688)	$50,388	$(18,309)	$445,081
Vesting of restricted stock	44,153	—	—	—	—	—	—
Stock-based compensation	—	—	1,388	—	—	—	1,388
Net income	—	—	—	—	2,199	—	2,199
Other comprehensive income, net of taxes of $781	—	—	—	2,342	—	—	2,342
Balance at July 4, 2020	58,962,776	$626	$417,452	$(1,346)	$52,587	$(18,309)	$451,010

SIX MONTHS ENDED JULY 4, 2020
Balance at December 28, 2019	58,504,734	$619	$414,688	$(238)	$34,788	$(18,309)	$431,548
Vesting of restricted stock	219,977	—	—	—	—	—	—
Grants of restricted stock	—	6	(6)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(51,479)	—	—	—	—	(815)	(815)
Retirement of treasury stock	—	(1)	(814)	—	—	815	—
Stock-based compensation	—	—	2,918	—	—	—	2,918
Exercise of stock options	274,353	3	546	—	—	—	549
Common stock issued under ESPP	15,191	—	119	—	—	—	119
Net income attributable to the Company	—	—	—	—	17,799	—	17,799
Other comprehensive loss, net of tax benefit of $370	—	—	—	(1,108)	—	—	(1,108)
Balance at July 4, 2020	58,962,776	$626	$417,452	$(1,346)	$52,587	$(18,309)	$451,010

THREE MONTHS ENDED JULY 3, 2021
Balance at April 3, 2021	59,461,200	$631	$427,210	$7,615	$92,119	$(18,309)	$509,266
Vesting of restricted stock	42,360	—	—	—	—	—	—
Issuance of treasury stock	4,600	—	—	—	(20)	20	—
Stock-based compensation	—	—	1,744	—	—	—	1,744
Exercise of stock options	67,797	1	137	—	—	—	138
Common stock issued under ESPP	11,171	—	177	—	—	—	177
Net income attributable to the Company	—	—	—	—	10,145	—	10,145
Change in redemption value of redeemable non-controlling interest	—	—	—	—	(3,563)	—	(3,563)
Other comprehensive income, net of taxes of $1,225	—	—	—	3,715	—	—	3,715
Balance at July 3, 2021	59,587,128	$632	$429,268	$11,330	$98,681	$(18,289)	$521,622

SIX MONTHS ENDED JULY 3, 2021
Balance at January 2, 2021	58,998,711	$625	$420,202	$2,720	$79,896	$(18,309)	$485,134
Vesting of restricted stock	189,466	—	—	—	—	—	—
Grants of restricted stock	—	3	(3)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Issuance of treasury stock	4,600	—	—	—	(20)	20	—
Purchases of treasury stock	(42,414)	—	—	—	—	(1,005)	(1,005)
Retirement of treasury stock	—		(844)	—	(161)	1,005	—
Stock-based compensation	—	—	3,494	—	—	—	3,494
Exercise of stock options	67,797	1	137	—	—	—	138
Common stock issued under ESPP	11,171	—	177	—	—	—	177
Issuance in acquisition of Eco	357,797	4	6,104	—	—	—	6,108
Net income attributable to the Company	—	—	—	—	22,529	—	22,529
Change in redemption value of redeemable non-controlling interest	—	—	—	—	(3,563)	—	(3,563)
Other comprehensive income, net of taxes of $2,843	—	—	—	8,610	—	—	8,610
Balance at July 3, 2021	59,587,128	$632	$429,268	$11,330	$98,681	$(18,289)	$521,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

About PGT Innovations, Inc.

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT Innovations, Inc. and its direct and indirect wholly-owned subsidiaries, including, PGT Industries, Inc., CGI Windows and Doors Holdings, Inc. (“CGI”), CGI Commercial, Inc. (“CGIC”), WinDoor, Incorporated, Coyote Acquisition Co., WWS Acquisition LLC (“WWS”), and with their acquisition by PGT Innovations, Inc. effective on February 1, 2020, NewSouth Window Solutions LLC, and NewSouth Window Solutions of Orlando LLC (together “NewSouth”), as well as, as of and for the period from February 1, 2021 through July 3, 2021, the accounts of Eco Enterprises, LLC (formerly New Eco Windows Holding, LLC), and its subsidiaries Eco Windows Systems, LLC, Eco Glass Production, LLC, and Unity Windows, LLC (together “Eco”), relating to our acquisition of a 75% ownership stake in Eco Enterprises on February 1, 2021 (the “Eco Acquisition”), after elimination of intercompany accounts and transactions (collectively, the “Company”). See Note 6 for discussions of our recent acquisitions.

PGT Innovations, Inc. (“PGTI,” “we,” or the “Company”), formerly named PGT, Inc., manufactures and supplies premium windows and doors. Our highly-engineered products can withstand some of the toughest weather conditions on earth and unify indoor/outdoor living spaces. We are also the nation’s largest manufacturer of impact-resistant windows and doors. Our family of brands include CGI®, PGT® Custom Windows & Doors, WinDoor®, Western Window Systems®, CGI Commercial®, Eze-Breeze®, NewSouth Window Solutions®, and Eco Windows Systems®. Our products other than NewSouth products are sold through an authorized dealer and distributor network. Our NewSouth products are sold directly to the end-user consumer through store-front locations throughout Florida, and through direct-to-homeowner door-to-door sales. We are also opening NewSouth store-front locations in other states as part of our strategy of expanding NewSouth’s geographic presence. The majority of our sales are to customers in the state of Florida, which further increased with our acquisition of Eco, but we sell products to customers in other states, including the western United States through WWS.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (“NYSE”) from the NASDAQ Global Market (NASDAQ), and began trading on the NYSE under its existing ticker symbol of “PGTI”. We have six window manufacturing operations in Florida, and one in Arizona. Our manufacturing facilities in Florida include one in North Venice, four in the greater Miami area, which includes two as a result of our investment in Eco, and one in Tampa with the acquisition of NewSouth. Our Arizona operations are in Phoenix. Regarding glass processing, we have two glass tempering and laminating plants and one insulation glass plant, all located in North Venice. Eco also has a glass processing facility in the greater Miami, Florida area.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

COVID-19 Pandemic

During March 2020, a global pandemic (the “Pandemic”) was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The Pandemic has resulted in a significant number of infections, hospitalizations and deaths in several of our key markets, including Arizona, California, Florida and Texas. The Pandemic has significantly affected economic conditions in those markets, and in the United States in general, and internationally, including due to federal, state and local governments and employers reacting to the public health crisis with mitigation measures, and also due to the general fear and uncertainty created by the Pandemic, all of which has resulted in workforce, supply chain and production disruptions, along with reduced demand and spending in many industries and markets. Although many of the government-mandated restrictions on economic and social activities that were put in place as part of the initial response to the Pandemic have been lifted, and vaccines with high degrees of efficacy have been approved by the United States Food and Drug Administration, it is still uncertain when or if the nation-wide program of vaccination will result in herd immunity to the coronavirus in the United States or globally. This uncertainty is being impacted by several factors, including vaccine hesitancy or resistance, and the emergence of the highly-contagious form of the coronavirus known as the Delta variant. As a result, it is still currently unclear when, or if, social, business, occupational, educational and economic conditions will return to pre-Pandemic conditions.

The extent to which the continuing circumstances around the Pandemic could affect our future business, operations and financial results will depend upon numerous evolving factors that we are not able to accurately predict, including the timing of any relief that may come from the current program of nationwide vaccinations and its effect on the duration of the continuing economic and market disruptions related to the Pandemic, and whether such vaccines are effective against any current and new variants of coronavirus, and the nature, amounts and duration of any additional government stimulus measures designed to bolster the economy. As such, we continue to be unable to accurately predict the impact the Pandemic and the challenges it has created for the U.S. and global economies, will have on our financial performance and operations going forward due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, when or if herd immunity is achieved in the United States, especially in our key markets, actions that may be taken by governmental authorities to attempt to control the Pandemic, the impact to our customers’ and suppliers’ businesses and other factors identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on March 2, 2021. We will continue to evaluate the nature and extent of the impact of the Pandemic to our business, consolidated results of operations, and financial condition.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. The Company’s fiscal first half in 2021 ended July 3, 2021, consisted of 26 weeks, and our fiscal first half in 2020 ended July 4, 2020, consisted of 27 weeks. The Company’s fiscal second quarter in 2021 ended July 3, 2021, consisted of 13 weeks, and our fiscal second quarter in 2020 ended July 4, 2020, also consisted of 13 weeks.

The condensed consolidated balance sheet as of January 2, 2021, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of January 2, 2021, and the unaudited condensed consolidated financial statements as of and for the periods ended July 3, 2021 and July 4, 2020, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 2, 2021, included in the Company’s most recent Annual Report on Form 10-K. The accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

Recently Adopted Accounting Pronouncements

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles and also clarifies and amends existing guidance. This standard was effective beginning January 1, 2021, with early adoption permitted. The adoption of this standard did not have any impact on our consolidated financial statements.

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

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, we have two reportable segments: our Southeast segment and our Western segment. See Note 16 for more information. The following tables provide information about our net sales by reporting segment, product category and market for the three and six months ended July 3, 2021 and July 4, 2020:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
Disaggregation of revenue (in millions):	2021	2020	2021	2020
Reporting segment:
Southeast	$242.4	$172.9	$476.1	$356.5
Western	43.1	29.9	80.5	66.5

Total net sales	$285.5	$202.8	$556.6	$423.0

Product category:
Impact-resistant window and door products	$197.5	$144.1	$388.9	$297.7
Non-impact window and door products	88.0	58.7	167.7	125.3

Total net sales	$285.5	$202.8	$556.6	$423.0

Market:
New construction	$124.5	$94.0	$244.5	$203.1
Repair and remodel	161.0	108.8	312.1	219.9

Total net sales	$285.5	$202.8	$556.6	$423.0

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the three months ended July 3, 2021 and July 4, 2020, the Western segment’s net sales of its volume products were $20.9 million and $11.2 million, respectively. For the six months ended July 3, 2021 and July 4, 2020, the Western segment’s net sales of its volume products were $40.6 million and $26.4 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At July 3, 2021 and January 2, 2021, those contract liabilities totaled $42.6 million and $22.8 million, respectively, of which $34.8 million and $18.1 million, respectively, are classified within accrued liabilities, and $7.8 million and $4.6 million, respectively, are classified as a reduction to the contract assets to which they relate.  Contract assets, net, totaled $48.5 million at July 3, 2021 and $28.7 million at January 2, 2021, in the accompanying condensed consolidated balance sheets.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at January 2, 2021 were satisfied in the first quarter of 2021, and contract assets at January 2, 2021 were transferred to accounts receivable in the first quarter of 2021. Contract liabilities at July 3, 2021 represents cash received during the three-month period ended July 3, 2021, excluding amounts recognized as revenue during that period. Contract assets at July 3, 2021 represents revenue recognized during the three-month period ended July 3, 2021, excluding amounts transferred to accounts receivable during that period.

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

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our volume products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of July 3, 2021 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

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

Allowance for Credit Losses

The Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“Topic 326”) on December 29, 2019 (the first day of our 2020 fiscal year). Topic 326 requires us to measure all expected credit losses for financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. In the ordinary course of business, we extend credit to qualified dealers and distributors, generally on a non-collateralized basis. The Company maintains an allowance for credit losses which is based on management’s assessments of the amount which may become uncollectible in the future and is determined through consideration of our write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions, and may include anticipated unfavorable impacts of the COVID-19 pandemic on the businesses of our customers, such as dealers and distributors. As of July 3, 2021 and January 2, 2021, we had gross accounts receivable of $144.1 million and $96.6 million, respectively, and an allowance for credit losses of $4.4 million and $3.7 million, respectively.

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

During the three months ended July 3, 2021, we recorded warranty expense at a rate of approximately 1.9% of sales, which was nearly at the same level as in the three months ended July 4, 2020 of 1.8% of sales. During the six months ended July 3, 2021, we recorded warranty expense at a rate of approximately 2.2% of sales, which was higher than the six months ended July 4, 2020 of 1.8% of sales. The increase in our warranty expense rate in the six months ended July 3, 2021 compared to the six months ended July 4, 2020 is a result of costs associated with the wind-down of the commercial business of NewSouth in the first quarter of 2021, which resulted in warranty costs incremental to those we would incur in the normal course of business.

The following table summarizes current period charges, adjustments to previous estimates, as well as settlements, which represent actual costs incurred during the period for the three and six months ended July 3, 2021 and July 4, 2020. The reserve is determined through specific identification and assessing our history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities. Of the accrued warranty reserve of $9.5 million at July 3, 2021, $7.5 million is classified within accrued expenses on the condensed consolidated balance sheet at July 3, 2021, with the remainder classified within other liabilities. Of the accrued warranty reserve of $8.0 million at January 2, 2021, $6.5 million is classified within accrued expenses on the condensed consolidated balance sheet at January 2, 2021, with the remainder classified within other liabilities.

	Beginning	Acquisition-	Charged			End of
Accrued Warranty	of Period	Related	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended July 3, 2021	$9,643	$189	$5,343	$(748)	$(4,968)	$9,459

Three months ended July 4, 2020	$7,388	$—	$3,613	$53	$(3,787)	$7,267

Six months ended July 3, 2021	$8,001	$189	$12,309	$(359)	$(10,681)	$9,459

Six months ended July 4, 2020	$6,244	$1,592	$7,454	$33	$(8,056)	$7,267

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

	July 3,	January 2,
	2021	2021
	(in thousands)
Raw materials	$70,994	$55,916
Work-in-progress	6,502	4,058
Finished goods	732	343

	$78,228	$60,317

NOTE 5.  STOCK BASED-COMPENSATION

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $1.7 million for the three months ended July 3, 2021, and $1.4 million for the three months ended July 4, 2020. We recorded compensation expense for stock-based awards of $3.5 million for the six months ended July 3, 2021, and $2.9 million for the six months ended July 4, 2020. As of July 3, 2021, there was $10.3 million in total unrecognized compensation cost related entirely to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.7 years at July 3, 2021.

Of the $1.7 million and $1.4 million in stock-based compensation expense in the three months ended July 3, 2021 and July 4, 2020, respectively, $1.5 million and $1.2 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales. Of the $3.5 million and $2.9 million in stock-based compensation expense in the six months ended July 3, 2021 and July 4, 2020, respectively, $3.0 million and $2.6 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales.

NOTE 6.  ACQUISITIONS

CRI SOCAL, INC.

On May 2, 2021, pursuant to an asset purchase agreement dated April 9, 2021, we acquired substantially all of the assets and assumed certain liabilities of CRi SoCal, Inc. (“CRi”), a California corporation doing business in California as Combined Resources (the “CRi Acquisition”). CRi is engaged in the sales, distribution and installation of window and door products, and related design services, to homebuilders in the residential new construction market from its leased facility in Rancho Santa Margarita, California. Until its acquisition by the Company, CRi was a customer of the Company’s western business unit.

The fair value of consideration transferred in the acquisition of CRi totaled $12.5 million, and included $12.1 million in cash, funded from cash on hand, and $0.4 million of accounts receivable owed by CRi to the Company’s western business unit relating to sales prior to the acquisition, which are considered settled as a result of the acquisition. The purchase price is subject to change through a net working capital adjustment, currently being finalized. The preliminary estimated fair value of assets acquired and liabilities assumed totaled $17.7 million and $5.2 million, respectively, which included offsetting operating lease right of use assets and operating lease liabilities totaling $2.7 million. The estimated fair value of assets acquired also included current assets totaling $4.1 million, primarily accounts receivable, identifiable intangible assets totaling $6.4 million, goodwill of $4.3 million, all of which we believe is tax deductible, and a small amount of property and equipment. Liabilities assumed included the aforementioned operating lease liability, as well as a total of $2.5 million in trade accounts payable and customer deposits. Valuations of the intangible assets have been estimated using income and royalty relief approaches based on projections, which we consider to be Level 3 inputs, with the assistance of a third-party valuation firm. We believe goodwill in the acquisition relates to the expansion of our footprint in an existing market, in a way that we believe will enhance our long-term profitability in that market of our Western business.

Sales from CRi included in the three and six months ended July 3, 2021 totaled $3.1 million. CRi’s effect on consolidated net income was immaterial in the two-month, post-acquisition period from May 2, 2021 to July 3, 2021.

Valuation of Identified Intangible Assets in the CRi Acquisition

The valuation of the identifiable intangible assets acquired in the CRi Acquisition and our estimate of the respective useful life is as follows:

		Initial
	Preliminary	Useful Life
	Valuation	(in years)
(in thousands)
Trade name	$800	indefinite
Customer relationships	5,600	10

Intangible assets, net	$6,400

ECO WINDOW SYSTEMS

On February 1, 2021, we completed the acquisition of a 75% ownership stake in Eco Enterprises and its related companies, Eco Windows Systems, LLC, Eco Glass Production, LLC, and Unity Windows, LLC (together “Eco”), for fair value consideration of $100.5 million, including $94.4 million in cash, which was after adjustments in our favor totaling $5.6 million relating to working capital and customer deposits. These adjustments were agreed to and settled in the second quarter of 2021. The fair value of consideration also included PGT Innovations, Inc. common stock with a then estimated fair value of $6.1 million. The cash portion of the purchase price was financed by a second add-on issuance of $60.0 million aggregate principal amount of 6.75% senior notes to the 2018 Senior Notes due 2026 on January 25, 2021 (the “Second Additional Senor Notes”), issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million, together with cash on hand of $31.1 million. See Note 9 for a discussion of the Second Additional Senior Notes.

The common stock portion of the purchase price was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a closing price value of $21.34 per share on that date, or approximately $7.6 million based on that price. However, the seller of Eco, who is also the holder of the 25% redeemable non-controlling interest in Eco Enterprises, is restricted from selling these shares for a three-year period from the date of the acquisition. As such, we estimated that there was an approximately 20% discount for the lack of marketability of the shares. The fair value of the redeemable non-controlling interest in the acquisition has been preliminarily estimated to be $28.5 million, resulting in total fair value of the Eco business in the acquisition, including the redeemable non-controlling interest, of $128.9 million. The fair value of the redeemable non-controlling interest has been calculated as 25% of the initial estimated fair value of the entity at the acquisition date, less a discount for seller’s lack of control in the new entity, estimated to be 5%, and a discount for the seller’s lack of marketability of the minority stake, estimated to be 10%. See Note 17 for more information regarding the redeemable non-controlling interest. Eco is a manufacturer and installer of aluminum, impact-resistant windows and doors, serving the South Florida region since 2009. Eco is headquartered in Medley, Florida, near Miami, Florida, and has three manufacturing locations in the region, including a glass processing facility.

The estimated fair value of assets acquired, and liabilities assumed as of the closing date of the Eco Acquisition, are as follows:

	Initial Allocation	Adjustments to Allocation	Preliminary Allocation
Accounts receivable	$5,031	$(330)	$4,701
Inventories	7,728	(865)	6,863
Contract assets, net	4,312	1,492	5,804
Prepaid expenses and other assets	1,706	(582)	1,124
Property and equipment	24,009	(191)	23,818
Operating lease right-of-use asset	27,864	—	27,864
Intangible assets	72,700	(1,000)	71,700
Goodwill	30,051	(3,838)	26,213
Total assets acquired	173,401	(5,314)	168,087
Accounts payable	(6,809)	—	(6,809)
Accrued and other liabilities, including customer deposits	(4,215)	(271)	(4,486)
Operating lease liability	(27,864)	—	(27,864)
Total liabilities assumed	(38,888)	(271)	(39,159)
Net assets acquired	134,513	(5,585)	128,928
Redeemable non-controlling interest	(34,084)	5,620	(28,464)
Fair value of consideration transferred	$100,429	$35	$100,464

Consideration:
Cash	$94,321	$35	$94,356
PGTI common stock	6,108	—	6,108
Fair value of consideration transferred	$100,429	$35	$100,464

The fair value of certain working capital related items, including Eco’s accounts receivable, prepaid and other expenses, and accounts payable and accrued liabilities, approximated their book values at the date of the Eco Acquisition. Subsequent to our initial allocation, we adjusted the fair value of certain acquired commercial receivable accounts based on a further post-acquisition assessment of their collectability. The fair value of inventory was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. Substantially all of inventories at the acquisition date was composed of raw materials. The fair value of property and equipment was estimated with the assistance of a third-party valuation firm, using the indirect cost approach, which we consider to be Level 3 in the fair value hierarchy. Valuations of the intangible assets have been estimated using income and royalty relief approaches based on projections, which we consider to be Level 3 inputs, with the assistance of a third-party valuation firm.

We incurred acquisition costs totaling $1.7 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the Eco Acquisition, which includes $1.0 million in the fourth quarter of 2020, and $0.7 million in first half of 2021, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended July 3, 2021.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, has currently been estimated to be $26.2 million, classified as part of the Southeast reporting unit goodwill, which we expect the portion of goodwill relating to our 75% investment to be deductible for tax purposes. In addition, we are currently evaluating the historical book and tax bases of assets and liabilities relating to the redeemable non-controlling interest, which may not be eligible for a step-up in basis, for any deferred tax assets and liabilities that may need to be recorded in the Eco Acquisition.

As of July 3, 2021, the purchase price allocation is still preliminary, including the estimated discount relating to the fair value of PGTI common stock transferred, and the discounts for seller’s lack of control and marketability of seller’s minority share, and its finalization may result in changes to the preliminary estimate of goodwill. We believe goodwill represents the strengthening of our supply chain for glass through faster glass production, as well as diversification and expansion of product offerings in the high-growth commercial market, and an expansion of our dealer network with minimal overlap with our existing deal network.

Valuation of Identified Intangible Assets in the Eco Acquisition

The valuation of the identifiable intangible assets acquired in the Eco Acquisition and our estimate of their respective useful lives are as follows:

				Initial
	Initial	Adjustment to	Preliminary	Useful Life
	Valuation	Valuation	Valuation	(in years)
(in thousands)
Trade name	$36,000	$(1,000)	$35,000	indefinite
Customer relationships	36,700	—	36,700	5 - 15

Intangible assets, net	$72,700	$(1,000)	$71,700

Pro Forma Financial Information

The following unaudited pro forma financial information assumes the Eco Acquisition had occurred at the beginning of the earliest period presented that does not include Eco’s actual results for the entire period. Pro forma results have been prepared by adjusting our historical results to include the results of Eco adjusted for the following: amortization expense related to the estimated intangible assets arising from the acquisition; interest expense to reflect the Second Additional Senior Notes; net income attributable to redeemable non-controlling interest; and, change in redemption value of redeemable non-controlling interest. The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

	Three Months Ended	Six Months Ended
	July 4,	July 3,	July 4,
	2020	2021	2020
		(unaudited)
Net sales	$215,476	$564,544	$446,829

Net income attributable to common shareholders	$302	$15,561	$15,599

Net income per common share attributable to common shareholders:
Basic	$0.01	$0.26	$0.27
Diluted	$0.01	$0.26	$0.26

Net sales of Eco included in the condensed consolidated statement of operations for the three and six months ended July 3, 2021, was $24.1 million and $39.5 million, respectively, after eliminations of intercompany sales. The net income of Eco in the condensed consolidated statement of operations for the three and six months ended July 3, 2021, was $2.3 million and $3.9 million, respectively, including the portions attributable to the redeemable non-controlling interest of $0.6 million and $1.0 million, respectively.

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

We incurred acquisition costs totaling $2.4 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the NewSouth Acquisition, which includes $0.9 million in 2020, and $1.5 million in 2019. Of the expenses in 2020, $0.5 million were incurred in the first quarter of 2020, with the remainder in the second quarter of 2020, and classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and six months ended July 4, 2020.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, has been determined to be $52.1 million, all of which we expect to be deductible for tax purposes. Goodwill represents the increased value of the combined entity through new direct-to-consumer sales channel opportunities, as well as NewSouth’s extensive advertising throughout Florida, and NewSouth’s market intelligence, which we expect to utilize.

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

Six Months Ended
July 4,
2020
(unaudited)
Net sales	430,739

Net income	18,029

Net income per common share:
Basic	$0.31
Diluted	$0.30

NOTE 7. NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) available to PGT Innovations, Inc. common stockholders is computed using the two-class method by dividing net income attributable to common shareholders, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding during the period. Diluted EPS available to PGT Innovations, Inc. common stockholders is computed using the two-class method by dividing net income attributable to common shareholders, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding, including the dilutive effect of common stock equivalents computed using the treasury stock method and the average share price during the period.

There were no anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three or six months ended July 3, 2021, and there were 628 thousand and 586 thousand for the three and six months ended July 4, 2020, respectively.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Net income	$10,713	$2,199	$23,508	$17,799
Less: Net income attributable to redeemable non-controlling interest	(568)	—	(979)	—
Net income attributable to the Company	10,145	2,199	22,529	17,799
Change in redemption value of redeemable non-controlling interest	(3,563)	—	(3,563)	—
Net income attributable to common shareholders	$6,582	$2,199	$18,966	$17,799

Weighted-average common shares - Basic	59,551	58,943	59,418	58,806
Add: Dilutive shares from equity plans	500	197	559	341
Weighted-average common shares - Diluted	60,051	59,140	59,977	59,147

Net income per common share attributable to common shareholders:
Basic	$0.11	$0.04	$0.32	$0.30
Diluted	$0.11	$0.04	$0.32	$0.30

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets are as follows:

			Initial
	July 3,	January 2,	Useful Life
	2021	2021	(in years)
	(in thousands)
Goodwill	$360,230	$329,695	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$176,641	$140,841	indefinite

Customer relationships and customer-related assets	243,847	201,547	<1-15
Trade name (amortizable)	22,200	22,200	15
Developed technology	5,600	5,600	6-10
Non-compete agreement	3,338	3,338	2-5
Software license	590	590	2
Less: Accumulated amortization	(127,499)	(117,609)

Subtotal	148,076	115,666

Other intangible assets, net	$324,717	$256,507

Goodwill at January 2, 2021	$329,695
Increase in goodwill from our investment in Eco	26,213
Increase in goodwill from our acquisition of CRi	4,322

Goodwill at July 3, 2021	$360,230

Trade names at January 2, 2021	$140,841
Increase in trade names from our investment in Eco	35,000
Increase in trade names from our acquisition in CRi	800

Trade names at July 3, 2021	$176,641

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2021	$10,481
2022	19,901
2023	17,739
2024	17,693
2025	17,465
Thereafter	64,797

Total	$148,076

Amortization expense relating to amortizable intangible assets for the three months ended July 3, 2021 and July 4, 2020, was $5.1 million and $4.7 million, respectively. Amortization expense relating to amortizable intangible assets for the six months ended July 3, 2021 and July 4, 2020, was $9.9 million and $9.4 million, respectively.

We perform our annual goodwill and indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. During the six months ended July 3, 2021, we did not identify any events which we believe would trigger the need for tests for impairments of our indefinite-lived intangibles assets. As of July 3, 2021 and January 2, 2021, the carrying value of our Southeast reporting unit goodwill is $227.5 million and $201.3 million, respectively. As of July 3, 2021 and January 2, 2021, the carrying value of our Western reporting unit goodwill is $132.7 million and $128.4 million, respectively. Goodwill of our Southeast reporting unit includes the goodwill relating to Eco. Goodwill of our Western reporting unit includes the goodwill relating to CRi.

NOTE 9.  LONG-TERM DEBT

	July 3,	January 2,
	2021	2021
	(in thousands)
2018 Senior Notes due 2026, maturing in August 2026	$425,000	$365,000

2016 Credit Agreement due 2022, maturing in October 2022	54,000	54,000

Long-term debt	479,000	419,000

Fees, costs, discount and premium	(4,519)	(6,902)

Long-term debt, net	$474,481	$412,098

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

On January 25, 2021, we completed a second add-on issuance of $60.0 million aggregate principal amount of 6.75% 2018 Senior Notes due 2026, or the Second Additional Senior Notes, issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million. The Second Additional Notes are part of the same issuance of, and rank equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the Second Additional Senior Notes, including premium, were used, together with $31.1 million in cash on hand, to pay the $94.4 million cash portion of the $100.5 million purchase price in the ECO Acquisition. The common stock portion of the purchase consideration was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a then current value of $21.34 per share, which we discounted by an estimate of 20% for lack of marketability, as the common stock is are legally restricted from being sold by the recipient for a three-year period from February 1, 2021.

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

As of July 3, 2021, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $425.0 million, and accrued interest totaled $12.1 million.

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

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. As of July 3, 2021, there were $5.3 million in letters of credit outstanding and $74.7 million available under the Revolving Facility.

Fees and costs relating to the Third Amendment were $0.9 million, which are deferred and being amortized. In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. Deferred financing costs and original issue discount allocated to these lenders of $1.5 million were written-off and classified as debt extinguishment costs in our consolidated statement of operations for the year ended December 28, 2019. As of July 3, 2021, after making prepayments of borrowings totaling $10.0 million during the third quarter of 2020, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $54.0 million. Accrued interest at July 3, 2021 was $16 thousand.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 2.09% as of July 3, 2021, and was 2.15% at January 2, 2021.

Pursuant to the Third Amendment, the 2016 Credit Agreement due 2022 contains a springing financial covenant that would apply if we draw in excess of thirty-five percent (35%) of the revolving facility commitment (excluding $7.5 million of undrawn letters of credit and letters of credit and draws thereunder that are cash collateralized at 103% of the stated amount thereof from such availability test). To the extent in effect, the springing financial covenant would prohibit us from exceeding a maximum first lien net leverage ratio (based on the ratio of total first lien (less unrestricted cash) debt to EBITDA) as of the last day of each applicable fiscal quarter. To the extent the springing financial covenant is in effect, the first lien net leverage ratio currently cannot exceed 4.00:1.00 (4.50:1.00 during a significant acquisition period, as defined, which we are in as of July 3, 2021). We have not been required to test our first lien net leverage ratio because we have not exceeded 35% of our revolving capacity.

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

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees, discount and premiums for the six months ended July 3, 2021, are as follows. All debt-related fees, costs, discount and premiums are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$6,902
Add: Deferred financing costs from the issuance of Second Additional Senior Notes	1,363
Less: Premium on the Second Additional Senior Notes	(3,300)
Less: Amortization expense	(446)

At end of period	$4,519

Estimated amortization expense relating to third-party fees and costs, lender fees, discount and premiums for the years indicated as of July 3, 2021, is as follows:

(in thousands)	Total
Remainder of 2021	$441
2022	905
2023	844
2024	889
2025	861
Thereafter	579

Total	$4,519

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $214.0 million since its inception in February 2016 through July 3, 2021, we have no future scheduled repayments until the maturity of the facility on October 31, 2022. The contractual future maturities of long-term debt outstanding, as of July 3, 2021, are as follows (at face value):

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

The components of lease expense for the three and six months ended July 3, 2021 and July 4, 2020, are as follows. Certain amounts in the prior year period have been reclassified to conform to the current presentation (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2021	2020	2021	2020

Operating lease cost	$3,898	$2,307	$6,777	$4,411
Variable lease cost	2,216	810	4,416	1,596
Total lease cost	$6,114	$3,117	$11,193	$6,007

Other information relating to leases for the three and six months ended July 3, 2021 and July 4, 2020, are as follows (in thousands, except years and percentages):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2021	2020	2021	2020
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(3,304)	$(2,212)	$(6,068)	$(4,221)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,415	$233	$46,905	$14,838

Weighted average remaining lease term in years
Operating leases	6.74	7.10	6.74	7.10

Weighted average discount rate
Operating leases	5.5%	5.9%	5.5%	5.9%

Future maturities under operating leases were as follows at July 3, 2021 and January 2, 2021 (in thousands):

	July 3,	January 2,
	2021	2021
Remainder of 2021	$7,107	$8,327
2022	15,055	7,626
2023	14,751	7,149
2024	14,422	6,748
2025	13,771	6,253
Thereafter	35,817	13,800

Total future minimum lease payments	100,923	49,903

Less: Imputed interest	(17,258)	(8,641)

Operating lease liability - total	$83,665	$41,262

Reported as of July 3, 2021 and January 2, 2021:
Current portion of operating lease liability	$10,311	$6,132
Operating lease liability, less current portion	73,354	35,130

Operating lease liability - total	$83,665	$41,262

As of July 3, 2021, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2030. Lease expense was $6.1 million for the three months ended July 3, 2021 and was $3.1 million for the three months ended July 4, 2020. Of the $6.1 million for the three months ended July 3, 2021, $4.2 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Of the $3.1 million for the three months ended July 4, 2020, $1.6 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Lease expense was $11.2 million for the six months ended July 3, 2021 and was $6.0 million for the six months ended July 4, 2020. Of the $11.2 million for the six months ended July 3, 2021, $6.4 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Of the $6.0 million for the six months ended July 4, 2020, $3.1 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses.

The $46.9 million in operating lease right-of-use assets obtained in exchange for operating lease obligations during the six months ended July 3, 2021 includes $27.9 million related to the Eco Acquisition in the first quarter of 2021, and $2.7 million related to the CRi Acquisition in the second quarter of 2021. See Note 6 for additional information.

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

NOTE 12.  INCOME TAXES

Our income tax expense was $2.7 million for the three months ended July 3, 2021, compared with income tax benefit of $0.5 million for the three months ended July 4, 2020. Our effective tax rate for the three months ended July 3, 2021, was an expense rate of 20.3%, and was a benefit rate of 27.0% for the three months ended July 4, 2020. Our income tax expense was $6.7 million for the six months ended July 3, 2021, compared with income tax expense of $3.7 million for the six months ended July 4, 2020. Our effective tax rate for the six months ended July 3, 2021, was an expense rate of 22.1%, and was an expense rate of 17.1% for the six months ended July 4, 2020. Our income tax expense for the three and six months ended July 3, 2021 includes $426 thousand and $731 thousand, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three and six months ended July 3, 2021 and July 4, 2020 include discrete items of income tax benefit relating to excess tax benefits from the exercises of stock options and lapses of restrictions on stock awards, which totaled $605 thousand and $700 thousand in the three and six months ended July 3, 2021, respectively, and nearly zero and $737 thousand in the three and six months ended July 4, 2020. The three- and six-month periods ended July 4, 2020 also included the benefit of a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, which totaled $553 thousand, net of its Federal tax effect. Other discrete items included in all four periods include true-ups of research and development tax credit estimates to actual tax credits claimed. Excluding discrete items of income tax, the effective tax rates for the three months ended July 3, 2021, and July 4, 2020, would have been income tax expense rates of 24.1% and 21.7%, respectively. Excluding discrete items of income tax, the effective tax rates for the six months ended July 3, 2021, and July 4, 2020, would have been income tax expense rates of 24.1% and 24.6%, respectively.

We estimate that our annual effective tax rate for 2021, excluding discrete items, will approximate our current combined statutory federal and state rate of 24.7%.

During the first half of 2021 we made payments of estimated taxes totaling $10.9 million, which included $7.6 million in Federal estimated income taxes with the remainder to various states, primarily Florida. We made no payments of estimated Federal or state income taxes during the first half of 2020.

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

During the three and six months ended July 3, 2021 or July 4, 2020, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement due 2022, as well as the 2018 Senior Notes due 2026, both classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2022 approximates its carrying value due to its variable-rate nature, and was approximately $54.0 million as of July 3, 2021, compared to a principal outstanding value of $54.0 million, and fair value of $54.0 million as of January 2, 2021, compared to a principal outstanding value of $54.0 million. The fair value of the 2018 Senior Notes due 2026 is based on debt with similar terms and characteristics and was approximately $447.8 million as of July 3, 2021, compared to a principal outstanding value of $425.0 million, which includes the Second Additional Senior Notes, and the fair value was approximately $387.8 million as of January 2, 2021, compared to a principal outstanding value of $365.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions, which we consider to be a Level 2 input.

Items Measured at Fair Value on a Recurring Basis

The following are measured in the condensed consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	July 3,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$8,229	$—	$8,229	$—
MTP contracts	6,836	—	6,836	—

	$15,065	$—	$15,065	$—

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	January 2,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$3,190	$—	$3,190	$—
MTP contracts	421	—	421	—
	$3,611	$—	$3,611	$—

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

At July 3, 2021, the fair value of our aluminum forward contracts was in an asset position of $8.2 million. We had 30 outstanding forward contracts for the purchase of 40.2 million pounds of aluminum through December 2022, at an average price of $0.95 per pound, which excludes the Midwest premium, with maturity dates of between one month and eighteen months. At July 3, 2021, the fair value of our MTP contracts was in an asset position of $6.8 million. We had 24 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 46.3 million pounds of aluminum through December 2022, at an average price of $0.12 per pound, with maturity dates of between one month and eighteen months. We assessed the risk of non-performance of the Company and our counterparty to these contracts, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of July 3, 2021.

We assess the effectiveness of our aluminum forward and MTP contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of income, net, recognized in the “accumulated other comprehensive income (loss)” line item in the accompanying condensed consolidated balance sheet as of July 3, 2021, that we expect will be reclassified to earnings within the next twelve months, is approximately $13.2 million.

The fair values of our aluminum hedges and MTP contracts are classified in the accompanying condensed consolidated balance sheets at July 3, 2021 and January 2, 2021, as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	July 3, 2021		July 3, 2021
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$7,752	Accrued liabilities	$—
MTP contracts	Other current assets	5,437	Accrued liabilities	—
Aluminum contracts	Other assets	477	Other liabilities	—
MTP contracts	Other assets	1,399	Other liabilities	—
Total derivative instruments	Total derivative assets	$15,065	Total derivative liabilities	$—

	Derivative Assets		Derivative Liabilities
	January 2, 2021		January 2, 2021
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$3,243	Accrued liabilities	$(28)
MTP contracts	Other current assets	423	Accrued liabilities	(24)
Aluminum contracts	Other assets	—	Other liabilities	(25)
MTP contracts	Other assets	26	Other liabilities	(4)
Total derivative instruments	Total derivative assets	$3,692	Total derivative liabilities	$(81)

The ending accumulated balance for the aluminum forward and MTP contracts included in accumulated other comprehensive income (losses), net of tax, was an accumulated other comprehensive income of $11.3 million as of July 3, 2021, and was an accumulated other comprehensive income of $2.7 million at January 2, 2021. The income tax effects of accumulated comprehensive income (losses) are released as amounts are reclassified out of accumulated comprehensive income (losses) at the income tax rate used at the time those income tax effects were provided, which generally represents our blended statutory income tax rate.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three and six months ended July 3, 2021 and July 4, 2020 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Three Months Ended			Three Months Ended
	July 3,	July 4,		July 3,	July 4,
	2021	2020		2021	2020

Aluminum contracts	$5,108	$1,556	Cost of sales	$2,764	$(1,506)

MTP contracts	$3,965	$(26)	Cost of sales	$1,369	$(87)

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Six Months Ended			Six Months Ended
	July 3,	July 4,		July 3,	July 4,
	2021	2020		2021	2020

Aluminum contracts	$9,191	$(3,604)	Cost of sales	$4,152	$(2,118)

MTP contracts	$8,170	$(79)	Cost of sales	$1,756	$(87)

NOTE 15.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the components of accumulated other comprehensive income (loss) for the three and six months ended July 3, 2021 and July 4, 2020 (in thousands):

Three months ended July 3, 2021	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at April 3, 2021	$4,428	$3,187	$7,615
Change in fair value of derivatives	5,108	3,965	9,073
Amounts reclassified from other comprehensive loss	(2,764)	(1,369)	(4,133)
Tax effect	(581)	(644)	(1,225)
Net current-period other comprehensive income	1,763	1,952	3,715
Balance at July 3, 2021	$6,191	$5,139	$11,330

Six months ended July 3, 2021	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at January 2, 2021	$2,403	$317	$2,720
Change in fair value of derivatives	9,191	8,170	17,361
Amounts reclassified from other comprehensive loss	(4,152)	(1,756)	(5,908)
Tax effect	(1,251)	(1,592)	(2,843)
Net current-period other comprehensive income	3,788	4,822	8,610
Balance at July 3, 2021	$6,191	$5,139	$11,330

Three months ended July 4, 2020	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at April 4, 2020	$(3,648)	$(40)	$(3,688)
Change in fair value of derivatives	1,556	(26)	1,530
Amounts reclassified from other comprehensive loss	1,506	87	1,593
Tax effect	(766)	(15)	(781)
Net current-period other comprehensive income	2,296	46	2,342
Balance at July 4, 2020	$(1,352)	$6	$(1,346)

Six months ended July 4, 2020	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at December 28, 2019	$(238)	$-	$(238)
Change in fair value of derivatives	(3,604)	(79)	(3,683)
Amounts reclassified from other comprehensive loss	2,118	87	2,205
Tax effect	372	(2)	370
Net current-period other comprehensive income	(1,114)	6	(1,108)
Balance at July 4, 2020	$(1,352)	$6	$(1,346)

NOTE 16. SEGMENTS

We have two reportable segments: the Southeast segment and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of sales from our facilities in Florida, including the net sales of our Eco Acquisition. The Western reporting segment, also an operating segment, is composed of the results of WWS.

Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) from operations basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”), with oversight by the Board of Directors. Total asset information by segment is not included herein as asset information by segment is not presented to or reviewed by the CODM. The following table represents summary financial data attributable to our operating segments for the three and six months ended July 3, 2021 and July 4, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2021	2020	2021	2020
Net sales:
Southeast segment	$242,449	$172,859	$476,087	$356,500
Western segment	43,051	29,924	80,505	66,487

Total net sales	$285,500	$202,783	$556,592	$422,987

Income from operations:
Southeast segment	$15,521	$18,717	$34,264	$44,538
Western segment	5,743	1,777	11,196	2,863
Impairment of trade name (1)	—	(8,000)	—	(8,000)
Restructuring costs and charges (2)	—	(3,906)	—	(3,906)

Total income from operations	21,264	8,588	45,460	35,495

Interest expense, net	7,825	6,856	15,282	14,025

Total income before income taxes	$13,439	$1,732	$30,178	$21,470

(1)	For the three and six months ended July 4, 2020, the impairment of $8.0 million relates to WWS trade name.
(2)	For the three and six months ended July 4, 2020, the restructuring costs and charges of $3.9 million relates to Southeast segment.

NOTE 17. REEDEMABLE NON-CONTROLLING INTEREST

On February 1, 2021, we completed an acquisition of a 75% ownership stake in Eco. The seller of Eco obtained 25% equity interest in the newly formed company, Eco Enterprises. The seller’s redeemable non-controlling interest was initially established at fair value.

The agreement between PGT Innovations, Inc. and the seller provides the Company with a call right for seller’s equity interest which the Company may exercise during the one-year period following the second anniversary of the date of the acquisition. If the Company does not exercise its right to call during the third year, the agreement provides the seller with a put right which can be exercised during the 15-day period following the third anniversary of the date of the acquisition. Upon exercise of the put or call right, the purchase price is calculated based on a 10-multiple of the sum of Eco’s trailing twelve-month earnings before interest, taxes, depreciation and amortization (TTM EBITDA), and certain synergy-related TTM EBITDA which may result from our acquisition of Eco (both as more specifically defined in the operating agreement of Eco Enterprises). The put option makes the non-controlling interest redeemable and, therefore, the redeemable non-controlling interest is classified as temporary equity outside of shareholders’ equity.

The Company calculates the redemption value of the non-controlling interest on a quarterly basis using a 10-multiple of TTM EBITDA as determined in accordance with the agreement as described above. After giving effect to the change from the net income (loss) attributable to the redeemable non-controlling interest, the redeemable non-controlling interest is adjusted to accreted value based on its currently calculated future redemption value. Any accretion adjustment in the current reporting period of the redeemable non-controlling interest is offset against retained earnings and impacts earnings used in the calculation of earnings per share attributable to common shareholders in the reporting period.

Based on the formula in the operating agreement governing this transaction, the future redemption value of the redeemable non-controlling interest was estimated to be $55.1 million, which we accreted to $33.0 million as of July 3, 2021.

The following table presents the changes in the Company’s redeemable non-controlling interest for the period presented:

Six Months Ended
July 3,
(in thousands)	2021
Balance at beginning of period	$—
Redeemable non-controlling interest in Eco at initially estimated fair value	28,464
Net income attributable to redeemable non-controlling interest	979
Change in value of redeemable non-controlling interest	3,563
Balance at end of period	$33,006

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “assume,” “believe,” “could,” “estimate,” “guidance,” “may,” “outlook,” “forecast,” “intend,” “could,” “project,” “estimate,” “anticipate,” “should,” “plan,” “will” and similar references to future periods.

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

•

changes in raw material prices, especially for aluminum, glass and vinyl, including, price increases due to the implementation of tariffs and other trade-related restrictions or pandemic-related supply chain interruptions;

•	our dependence on a limited number of suppliers for certain of our key materials;
•

our dependence on our impact-resistant product lines, which increased with the Eco Acquisition, and contemporary indoor/outdoor window and door systems, and on consumer preferences for those types and styles of products;

•	the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, our recent acquisitions, including NewSouth and our Eco Acquisition;
•	our level of indebtedness, which increased in connection with our acquisition of NewSouth, and increased further in connection with our Eco Acquisition;
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
•

in addition to our acquisition of NewSouth, and our Eco Acquisition, our ability to successfully integrate businesses we may acquire in the future, or that any business we acquire may not perform as we expected at the time we acquired it; and

•

the other risks and uncertainties discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, and under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2021 and our other filings with the Securities and Exchange Commission.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

EXECUTIVE OVERVIEW

Sales and Operations

During the second quarter of 2021, we experienced increases in sales at both our Southeast and Western segments, as demand in our key markets of Florida and in the western U.S. continued to increase. We believe this increased demand is being driven by improved economic conditions in 2021 as compared to the challenging conditions of 2020 which were a result of the Pandemic. Our sales also increased due to the inclusion of the net sales of our investment in Eco of $24 million in the second quarter of 2021. Strength in the housing sector and improving economic conditions in our key markets in the southeast and west U.S. continued to drive solid growth in order entry in the second quarter of 2021 compared to last year’s second quarter resulting in year-over-year order growth of 35%. Excluding sales of Eco, our Southeast segment net sales were $218 million in the second quarter of 2021, compared to $173 million in the second quarter of 2020, an increase of $45 million, or 26%. Net sales of our Western segment increased $13 million, or 44%, to $43 million in the second quarter of 2021, which included sales from our CRi Acquisition of $3 million, from $30 million in the second quarter of 2020. We expect demand at both our Southeast and Western business units to continue to recover as economic conditions will improve as the economy continues to reopen and the country approaches pre-Pandemic activity, provided that variants of COVID-19 do not cause a return to the strict restrictions experienced in the spring of 2020. We also continued to execute on several strategic selling and marketing initiatives, which have also been key drivers of sales.

Although 2021 second quarter consolidated net sales increased $83 million, or 40.8%, compared to last year’s second quarter, our gross margin decreased to 34.0% in the second quarter of 2021, compared to 36.7% in the prior year second quarter. During the second quarter of 2021, in response to increasing demand and a resulting increase in our backlog of orders, we determined to increase our company-wide manufacturing headcount. This resulted in a 17% increase in overall headcount across our Florida operations during the second quarter of 2021 as compared to headcount at the end of the 2021 first quarter. While this increase in headcount positions us to better respond to increasing demand through higher production rates, it also required additional investments in training and onboarding of the new members of our manufacturing team to maintain our high standards for safety and quality as new members gain experience in their new roles. These incremental investments resulted in a reduction in 2021 second quarter as compared to the second quarter of 2020. We also saw a continuation of inflationary pressures on material costs and labor rates that existed in the first quarter of 2021 into the second quarter of 2021. Earlier this year, we announced price increases to attempt to offset these inflationary conditions, which we expect will begin to offset these cost impacts during our 2021 second half. Specific to our Western business unit, beginning in 2020 and into 2021, we have made significant enhancements to manufacturing operations at our Western business unit facility in Phoenix, which has resulted in an improvement in gross margin at our Western business unit in the first half of 2021 compared to last year’s first half.

Because we believe housing demand in the United States will continue to strengthen in our key markets, we have increased our 2021 full-year sales guidance to a range of $1.1 billion to $1.2 billion, from our prior guidance of $1.050 billion to $1.125 billion. These ranges include our Eco Acquisition from the date of our investment of February 1, 2021 at 100% of its sales.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of operations as a percentage of total net sales for the periods indicated. The three-month periods ended July 3, 2021 and July 4. 2020 are composed of 13 weeks. The six-month period ended July 3, 2021 is composed of 26 weeks, whereas the six-month period ended July 4, 2020 is composed of 27 weeks (in thousands, except percentages):

	Three Months Ended
	July 3,		July 4,
	2021		2020
	(unaudited)
Net sales	$285,500	100.0%	$202,783	100.0%
Cost of sales	188,491	66.0%	128,320	63.3%
Gross profit	97,009	34.0%	74,463	36.7%
Selling, general and administrative expenses	75,745	26.5%	53,969	26.6%
Impairment of trade name	—	-	8,000	3.9%
Restructuring costs and charges	—	-	3,906	1.9%
Income from operations	21,264	7.4%	8,588	4.2%
Interest expense, net	7,825	2.7%	6,856	3.4%
Income before income taxes	13,439	4.7%	1,732	0.9%
Income tax expense (benefit)	2,726	1.0%	(467)	(0.2)%
Net income	10,713	3.8%	2,199	1.1%
Less: Net income attributable to redeemable non-controlling interest	(568)	(0.2)%	—	-
Net income attributable to the Company	$10,145	3.6%	$2,199	1.1%

	Six Months Ended
	July 3,		July 4,
	2021		2020
	(unaudited)
Net sales	$556,592	100.0%	$422,987	100.0%
Cost of sales	365,621	65.7%	267,397	63.2%
Gross profit	190,971	34.3%	155,590	36.8%
Selling, general and administrative expenses	145,511	26.1%	108,189	25.6%
Impairment of trade name	—	-	8,000	1.9%
Restructuring costs and charges	—	-	3,906	0.9%
Income from operations	45,460	8.2%	35,495	8.4%
Interest expense, net	15,282	2.7%	14,025	3.3%
Income before income taxes	30,178	5.4%	21,470	5.1%
Income tax expense	6,670	1.2%	3,671	0.9%
Net income	23,508	4.2%	17,799	4.2%
Less: Net income attributable to redeemable non-controlling interest	(979)	(0.2)%	—	-
Net income attributable to the Company	$22,529	4.0%	$17,799	4.2%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 3, 2021 AND JULY 4, 2020

Net sales

	Three Months Ended
	July 3, 2021		July 4, 2020
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$242.4	84.9%	$172.9	85.3%	40.3%
Western segment	43.1	15.1%	29.9	14.7%	43.9%

Total net sales	$285.5	100.0%	$202.8	100.0%	40.8%

Net sales for the second quarter of 2021 were $285.5 million, an $82.7 million, or 40.8%, increase in sales, from $202.8 million in the second quarter of the prior year.

Net sales of our Southeast segment were $242.4 million in the second quarter of 2021, compared with $172.9 million in the 2020 second quarter, an increase of $69.5 million, or 40.3%. Southeast segment sales in the second quarter of 2021 includes $24.1 million from our investment in Eco. Net sales of our Western segment were $43.1 million in the second quarter of 2021, compared with $29.9 million in the second quarter of 2020, an increase of $13.2 million, or 43.9%. Sales of our Western segment are composed of the sales of WWS, including sales from our CRi Acquisition, which totaled $3.1 million in the 2021 second quarter.

The $82.7 million increase in net sales for the second quarter of 2021 was primarily driven by organic growth, and the effects of the recovery from the Pandemic, at both our Southeast and Western segments, and the inclusion in the second quarter of 2021 of the net sales of our acquisition of Eco. Net sales of our Southeast segment for the second quarter of 2021, excluding the sales of Eco of $24.1 million, increased $45.4 million, or 26.3% as compared to the second quarter of 2020. We believe the organic increase in sales of our Southeast segment is due to a resumption of demand for our products in both the new construction and repair and remodel markets that approached the pre-Pandemic strength that existed in early 2020. Our NewSouth direct-to-consumer brand also experienced solid organic growth in the 2021 second quarter, compared to last year’s second quarter. Our Western segment experienced strong growth in the second quarter of 2021, compared to the 2020 second quarter, which we believe continued to see a strengthening housing market in the western United States that began in late 2020, but also as the effects of the Pandemic, which appeared to be more pronounced in the West, lessened in the 2021 second quarter compared to last year.

Gross profit and gross margin

Gross profit was $97.0 million in the second quarter of 2021, an increase of $22.5 million, or 30.3%, from $74.5 million in the second quarter of 2020. Our gross margin was 34.0% in the second quarter of 2021, compared to 36.7% in the prior year second quarter. During the second quarter of 2021, in response to increasing demand and a resulting increase in our backlog of orders, we determined to increase our manufacturing headcount across our Florida operations. While this increase in headcount positions us to better respond to increasing demand through higher production rates, it also required additional investments in training and onboarding of the new members of our manufacturing team to maintain our high standards for safety and quality as new members gain experience in their new roles. These incremental investments resulted in a reduction in gross margin in the 2021 second quarter as compared to the second quarter of 2020. Gross margin was also negatively impacted by inflationary conditions, which continued into the second quarter of 2021 from the 2021 first quarter. Earlier this year, we announced price increases to attempt to offset these inflationary conditions, which we expect will begin to offset these cost impacts during our 2021 second half. Gross margin in the second quarter of 2021benefitted from improved operating efficiencies in our Western segment, and the addition of and accretion from our investment in Eco.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $75.7 million in the second quarter of 2021, an increase of $21.8 million, from $54.0 million in the second quarter of 2020. SG&A in the second quarter of 2021 was 26.5% of net sales, compared to 26.6% of net sales in the second quarter of 2020. The increase in SG&A is partially due to the inclusion of SG&A from our acquisition of Eco in the 2021 second quarter, which totaled $5.1 million. Excluding the SG&A of $5.1 million, and sales of Eco of $24.1 million, SG&A as a percentage of sales would be 27.0%.

Additionally, there were increases compared to the second quarter of 2020 in several other categories, including depreciation, stock-based compensation, as well as additional costs from investing in our strategic selling and marketing initiatives, as well as higher distribution costs on increased sales levels.

Impairment of trade name

There was an impairment of our WWS trade name of $8.0 million in the three months ended July 4, 2020. Following an increase in net sales of 14.3% in the first quarter of 2020, compared to the first quarter of 2019, net sales at our WWS reporting unit decreased 19.3% in the second quarter of 2020 compared to the 2019 second quarter. As a result of this decrease in net sales, as well as continued deterioration in macro-economic conditions in our core western markets relating to the Pandemic, we determined to complete an interim impairment test of our WWS trade name as of July 4, 2020, which included decreases in modeling assumptions for net sales of our WWS reporting unit for our 2020 and 2021 fiscal years. Based on our revised modeling, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million in the second quarter of 2020.

Restructuring costs and charges

In April 2020, the Company’s management approved a plan to consolidate its manufacturing operations in Florida, which included exiting our manufacturing facility in Orlando, Florida, where our WinDoor and Eze-Breeze products were assembled and relocate the manufacturing of those products to our Venice and Tampa, Florida plants, respectively. We ceased production at the Orlando facility during June 2020. As a result of this consolidation, we recorded restructuring costs and charges totaling $3.9 million in the three months ended July 4, 2020.

Income from operations

Income from operations was $21.3 million in the second quarter of 2021, an increase of $12.7 million, from $8.6 million in the second quarter of 2020. Income from operations in the second quarter of 2021 includes $15.5 million from our Southeast segment and nearly $5.8 million from our Western segment, compared to $18.7 million and $1.8 million from our Southeast and Western segments, respectively, in the second quarter of 2020, all after allocation of corporate operating costs in both periods, but also included an impairment charge of $8.0 million relating to our WWS trade name of our Western segment, and restructuring costs and charges of $3.9 million relating to our Florida plant consolidation actions taken in the 2020 second quarter relating to our Southeast segment. The increase in income from operations was also related to leverage from higher sales in the second quarter of 2021 compared to last year’s second quarter, as well as continued efficiency improvements at our Western segment. Income from operations in the second quarter of 2021 also includes the operating profits of both our Eco and CRi acquisitions.

Interest expense, net

Interest expense was $7.8 million in the second quarter of 2021, an increase of $1.0 million, or 14.1%, from $6.9 million in the second quarter of 2020. Interest expense in the second quarter of 2021 includes an increase in interest expense due to the issuance of the Second Additional Senior Notes totaling $60.0 million effective on January 25, 2021, which we used to finance a portion of the purchase price for our investment in Eco. This increase was partially offset by a decrease in interest costs relating to the amortization of the $3.3 million premium we received on the Second Additional Senior Notes.

Income tax expense

Our income tax expense was $2.7 million for the three months ended July 3, 2021, compared with income tax benefit of $0.5 million for the three months ended July 4, 2020. Our effective tax rate for the three months ended July 3, 2021, was an expense rate of 20.3%, and was a benefit rate of 27.0% for the three months ended July 4, 2020. Our income tax expense for the three months ended July 3, 2021 includes $426 thousand relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three months ended July 3, 2021, includes discrete items of income tax benefit relating to excess tax benefits from the exercises of stock options and lapses of restrictions on stock awards, which totaled $605 thousand. Such discrete item was nearly zero in the three months ended July 4, 2020. The three-month period ended July 4, 2020 also included the benefit of a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, which totaled $553 thousand, net of its Federal tax effect. Other discrete items included in both periods include true-ups of research and development tax credit estimates to actual tax credits claimed. Excluding discrete items of income tax, the effective tax rates for the three months ended July 3, 2021, and July 4, 2020, would have been income tax expense rates of 24.1% and 21.7%, respectively.

We estimate that our annual effective tax rate for 2021, excluding discrete items, will approximate our current combined statutory federal and state rate of 24.7%.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for the three months ended July 3, 2021, was $0.6 million and represents the share of the net income of Eco for the period, attributable to the 25% interest of Eco not acquired by the Company. There was no redeemable non-controlling interest in the second quarter of 2020.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 3, 2021 AND JULY 4, 2020

The six-month period ended July 3, 2021 is composed of 26 weeks, whereas the six-month period ended July 4, 2020 was composed of 27 weeks. We do not believe that this difference significantly affects comparability of the following results of operations.

Net sales

	Six Months Ended
	July 3, 2021		July 4, 2020
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$476.1	85.5%	$356.5	84.3%	33.5%
Western segment	80.5	14.5%	66.5	15.7%	21.1%

Total net sales	$556.6	100.0%	$423.0	100.0%	31.6%

Net sales for the first half of 2021 were $556.6 million, a $133.6 million, or 31.6%, increase in sales, from $423.0 million in the first half of the prior year.

Net sales of our Southeast segment were $476.1 million in the first half of 2021, compared with $356.5 million in the 2020 first half, an increase of $119.6 million, or 33.5%. Southeast segment sales in the first half of 2021 includes $39.5 million from our acquisition of Eco. Net sales of our Western segment were $80.5 million in the first half of 2021, compared with $66.5 million in the first half of 2020, an increase of $14.0 million, or 21.1%. Sales of our Western segment are composed of the sales of WWS, including sales from our CRi Acquisition, which totaled $3.1 million in the 2021 first half.

The $133.6 million increase in net sales for the first half of 2021 was primarily driven by organic growth, and the effects of the recovery from the Pandemic, at both our Southeast and Western segments, and the inclusion in the first half of 2021 of the net sales of our acquisition of Eco. Net sales of our Southeast segment for the first half of 2021, excluding the sales of Eco of $39.5 million, increased $80.0 million, or 22.4% as compared to the first half of 2020. We believe the organic increase in sales of our Southeast segment is due to a resumption of demand for our products in both the new construction and repair and remodel markets that approached the pre-Pandemic strength that existed in early 2020. Our NewSouth direct-to-consumer brand also experienced solid organic growth in the 2021 first half, compared to last year’s first half. Our Western segment experienced strong growth in the first half of 2021, compared to the 2020 first half, which we believe continued to see a strengthening housing market in the western United States that began in late 2020, but also as the effects of the Pandemic, which appeared to be more pronounced in the West, lessened in the 2021 second half compared to last year.

Gross profit and gross margin

Gross profit was $191.0 million in the first half of 2021, an increase of $35.4 million, or 22.7%, from $155.6 million in the first half of 2020. Our gross margin was 34.3% in the first half of 2021, compared to 36.8% in the prior year first half. During the second quarter of 2021, in response to increasing demand and a resulting increase in our backlog of orders, we determined to increase our manufacturing headcount across our Florida operations. While this increase in headcount positions us to better respond to increasing demand through higher production rates, it also required additional investments in training and onboarding of the new members of our manufacturing team to maintain our high standards for safety and quality as new members gain experience in their new roles. These incremental investments resulted in a reduction in gross margin in the 2021 second quarter as compared to the second quarter of 2020. Gross margin was also negatively impacted by inflationary conditions, which continued into the second quarter of 2021 from the 2021 first quarter. Earlier this year, we announced price increases to attempt to offset these inflationary conditions, which we expect will begin to offset these cost impacts during our 2021 second half. Gross margin benefitted from improved operating efficiencies in our Western segment, and the addition of and accretion from our investment in Eco.

Selling, general and administrative expenses

SG&A expenses were $145.5 million in the first half of 2021, an increase of $108.2 million, from $37.3 million in the first half of 2020. SG&A in the first half of 2021 was 26.1% of net sales, compared to 25.6% of net sales in the first half of 2020. The increase in SG&A is partially due to the inclusion of SG&A from our acquisition of Eco in the 2021 first half, which totaled $9.3 million. Excluding the SG&A of $9.3 million, and sales of Eco of $39.5 million, SG&A as a percentage of sales would be 26.4%.

Additionally, there were increases compared to the first half of 2020 in several other categories, including depreciation, stock-based compensation, as well as additional costs from investing in our strategic selling and marketing initiatives, as well as higher distribution costs on increased sales levels.

Impairment of trade name

There was an impairment of our WWS trade name of $8.0 million in the six months ended July 4, 2020. Following an increase in net sales of 14.3% in the first quarter of 2020, compared to the first quarter of 2019, net sales at our WWS reporting unit decreased 19.3% in the second quarter of 2020 compared to the 2019 second quarter. As a result of this decrease in net sales, as well as continued deterioration in macro-economic conditions in our core western markets relating to the Pandemic, we determined to complete an interim impairment test of our WWS trade name as of July 4, 2020, which included decreases in modeling assumptions for net sales of our WWS reporting unit for our 2020 and 2021 fiscal years. Based on our revised modeling, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million in the first half of 2020.

Restructuring costs and charges

In April 2020, the Company’s management approved a plan to consolidate its manufacturing operations in Florida, which included exiting our manufacturing facility in Orlando, Florida, where our WinDoor and Eze-Breeze products were assembled and relocate the manufacturing of those products to our Venice and Tampa, Florida plants, respectively. We ceased production at the Orlando facility during June 2020. As a result of this consolidation, we recorded restructuring costs and charges totaling $3.9 million in the first half ended July 4, 2020.

Income from operations

Income from operations was $45.5 million in the first half of 2021, an increase of $10.0 million, from $35.5 million in the first half of 2020. Income from operations in the first half of 2021 includes $34.3 million from our Southeast segment and $11.2 million from our Western segment, compared to $44.5 million and $2.9 million from our Southeast and Western segments, respectively, in the first half of 2020, all after allocation of corporate operating costs in both periods, but also included an impairment charge of $8.0 million relating to our WWS trade name of our Western segment, and restructuring costs and charges of $3.9 million relating to our Florida plant consolidation actions taken in the 2020 first half relating to our Southeast segment. The increase in income from operations was also related to leverage from higher sales in the first half of 2021 compared to last year’s first half, as well as continued efficiency improvements at our Western segment. Income from operations in the first half of 2021 also includes the operating profits of both our Eco and CRi acquisitions.

Interest expense, net

Interest expense was $15.3 million in the first half of 2021, an increase of $1.3 million, or 9.0%, from $14.0 million in the first half of 2020. Interest expense in the first half of 2021 includes an increase in interest expense due to the issuance of the Second Additional Senior Notes totaling $60.0 million effective on January 25, 2021, which we used to finance a portion of the purchase price for our investment in Eco. This increase was partially offset by a decrease in interest costs relating to the amortization of the $3.3 million premium we received on the Second Additional Senior Notes.

Income tax expense

Our income tax expense was $6.7 million for the six months ended July 3, 2021, compared with income tax expense of $3.7 million for the six months ended July 4, 2020. Our effective tax rate for the six months ended July 3, 2021, was an expense rate of 22.1%, and was an expense rate of 17.1% for the six months ended July 4, 2020. Our income tax expense for the six months ended July 3, 2021 includes $731 thousand relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the six months ended July 3, 2021 and July 4, 2020 include discrete items of income tax benefit relating to excess tax benefits from the exercises of stock options and lapses of restrictions on stock awards, which totaled $700 thousand in the six months ended July 3, 2021, and $737 thousand in the six months ended July 4, 2020. The six-month period ended July 4, 2020 also included the benefit of a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, which totaled $553 thousand, net of its Federal tax effect. Other discrete items included in both periods include true-ups of research and development tax credit estimates to actual tax credits claimed. Excluding discrete items of income tax, the effective tax rates for the six months ended July 3, 2021, and July 4, 2020, would have been income tax expense rates of 24.1% and 24.6%, respectively.

We estimate that our annual effective tax rate for 2021, excluding discrete items, will approximate our current combined statutory federal and state rate of 24.7%.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for the six months ended July 3, 2021, was $1.0 million and represents the share of the net income of Eco for the period, attributable to the 25% interest of Eco not acquired by the Company. There was no redeemable non-controlling interest in the first half of 2020.

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

The following table summarizes our cash flow results for the first half of 2021 and 2020:

	Components of Cash Flows
	Six Months Ended
	July 3,	July 4,
(in millions)	2021	2020
Cash provided by operating activities	$8.5	$46.5
Cash used in investing activities	(122.4)	(97.2)
Cash provided by financing activities	61.2	51.8

(Decrease) increase in cash and cash equivalents	$(52.7)	$1.1

Operating activities. Cash provided by operating activities during the first half of 2021 was $8.5 million, compared to cash provided of $46.5 million in the first half of 2020. The decrease in cash provided by operating activities for the first half of 2021, as compared to the first half of 2020, of $38.0 million, was due to the factors set forth in the table below.

Direct cash flows from operations for the first half of 2021 and 2020 are as follows:

	Direct Operating Cash Flows
	Six Months Ended
	July 3,	July 4,
(in millions)	2021	2020
Collections from customers	$503.0	$418.7
Other collections of cash	3.5	2.7
Disbursements to vendors	(337.8)	(256.9)
Personnel related disbursements	(136.0)	(106.6)
Income taxes paid, net	(10.9)	0.7
Debt service payments	(13.2)	(12.1)
Other cash activity, net	(0.1)	-

Cash from operations	$8.5	$46.5

Inventory as of July 3, 2021, was $78.2 million, compared to $60.3 million at January 2, 2021, an increase of $17.9 million. Inventory at July 3, 2021 includes $7.0 million relating to our investment in Eco.

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

Investing activities. Cash used in investing activities was $122.4 million for the first half of 2021, compared to cash used in investing activities of $97.2 million for the first half of 2020, an increase in cash used in investing activities of $25.2 million. Cash used to invest in and acquire businesses in the first half of 2021 totaled $106.5 million, which included $94.4 million to invest in Eco, and $12.1 million to acquire CRi, compared with cash used in the first half of 2020 to acquire NewSouth of $90.1 million. There was also an increase in cash used in investing activities due to an increase in capital expenditures of $8.8 million, which went from $7.3 million in the first half of 2020, to $16.1 million in the first half of 2021. Proceeds from the sales of assets was less than $0.2 million in the first half of 2021, compared to $0.3 million in the first half of 2020, a decrease in cash provided of $0.1 million.

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

Financing activities. Cash provided in financing activities was $61.2 million in the first half of 2021, compared to cash provided in financing activities of $51.8 million in the first half of 2020, an increase in cash provided of $9.4 million. In the first half of 2021, we issued the Second Additional Senior Notes, which provided proceeds of $63.3 million, including a premium of $3.3 million. Proceeds from the issuance of the Second Additional Senior Notes were used to partially fund our investment in Eco. In the first half of 2020, we issued the First Additional Senior Notes, which provided proceeds of $53.2 million, including a premium of $3.2 million. Proceeds from the issuance of the First Additional Senior Notes were used to partially fund our acquisition of NewSouth. We paid financing costs totaling $1.4 million in the first half of 2021, related to the issuance of the Second Additional Senior Notes, compared to $1.3 million in the first half of 2020, related to the issuance of the First Additional Senior Notes. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $1.0 million in the first half of 2021, versus $0.8 million in the first half of 2020, an increase in cash used of $0.2 million. Proceeds from the exercises of stock options for the first half of 2021 was $0.1 million, compared to proceeds of $0.5 million in the first half of 2020, a decrease in cash provided from the exercise of stock options of $0.4 million. There were proceeds from stock issued under our 2019 Employee Stock Purchase Plan of $0.2 million during the first half of 2021, compared to $0.1 million during the first half of 2020.

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

On January 25, 2021, we completed a second add-on issuance of $60.0 million aggregate principal amount of 6.75% 2018 Senior Notes due 2026 (the “Second Additional Senior Notes”), issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million. The Second Additional Notes are part of the same issuance of, and rank equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the Second Additional Senior Notes, including premium, were used, together with $31.1 million in cash on hand, to pay the $94.4 million cash portion of the $100.5 million purchase consideration in the Eco Acquisition. The common stock portion of the purchase price was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a then current value of $21.34 per share, which we discounted by an estimate of 20% for lack of marketability, as they are legally restricted from being sold by the recipient for a three-year period from February 1, 2021.

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

As of July 3, 2021, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $425.0 million, and accrued interest totaled $12.1 million.

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

Also, in connection with the Third Amendment, we will pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Third Amendment also modifies the springing financial covenant under the 2016 Credit Agreement to provide that such financial covenant will not be tested until the Initial Term A Loan is paid in full. As of July 3, 2021, there were $5.3 million in letters of credit outstanding and $74.7 million available under the Revolving Facility.

Fees and costs relating to the Third Amendment were $0.9 million, which are deferred and being amortized. In connection with the Third Amendment, certain existing lenders modified their positions in or exited the 2016 Credit Agreement. Deferred financing costs and original issue discount allocated to these lenders of $1.5 million were written-off and classified as debt extinguishment costs in our consolidated statement of operations for the year ended December 28, 2019. As of July 3, 2021, after making prepayments of borrowings totaling $10.0 million during the third quarter of 2020, the principal amount of debt outstanding under the 2016 Credit Agreement due 2022 was $54.0 million. Accrued interest at July 3, 2021 was $16 thousand.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2022 was 2.09% as of July 3, 2021, and was 2.15% at January 2, 2021.

Pursuant to the Third Amendment, the 2016 Credit Agreement due 2022 contains a springing financial covenant that would apply if we draw in excess of thirty-five percent (35%) of the revolving facility commitment (excluding $7.5 million of undrawn letters of credit and letters of credit and draws thereunder that are cash collateralized at 103% of the stated amount thereof from such availability test). To the extent in effect, the springing financial covenant would prohibit us from exceeding a maximum first lien net leverage ratio (based on the ratio of total first lien (less unrestricted cash) debt to EBITDA) as of the last day of each applicable fiscal quarter. To the extent the springing financial covenant is in effect, the first lien net leverage ratio currently cannot exceed 4.00:1.00 (4.50:1.00 during a significant acquisition period, as defined, which we are in as of July 3, 2021). We have not been required to test our first lien net leverage ratio because we have not exceeded 35% of our revolving capacity.

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

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees, discount and premiums for the first half ended July 3, 2021, are as follows. All debt-related fees, costs, discount and premiums are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$6,902
Add: Deferred financing costs from the issuance of Second Additional Senior Notes	1,363
Less: Premium on the Second Additional Senior Notes	(3,300)
Less: Amortization expense	(446)

At end of period	$4,519

Estimated amortization expense relating to third-party fees and costs, lender fees, discount and premiums for the years indicated as of July 3, 2021, is as follows:

(in thousands)	Total
Remainder of 2021	$441
2022	905
2023	844
2024	889
2025	861
Thereafter	579

Total	$4,519

As a result of prepayments of the 2016 Credit Agreement due 2022 totaling $214.0 million since its inception in February 2016, we have no future scheduled repayments until the maturity of the facility on October 31, 2022. The contractual future maturities of long-term debt outstanding, including the remaining balance of the financing arrangement described as other debt, as of July 3, 2021, are as follows (at face value):

(in thousands)
Remainder of 2021	$—
2022	54,000
2023	—
2024	—
2025	—
Thereafter	425,000

Total	$479,000

Acquisition of CRi SoCal, Inc. On May 2, 2021, pursuant to an asset purchase agreement dated April 9, 2021, we acquired substantially all of the assets and assumed certain liabilities of CRi SoCal, Inc., a California corporation doing business in California as Combined Resources (the “CRi Acquisition”). CRi is engaged in the sales, distribution and installation of window and door products, and related design services, to homebuilders in the residential new construction market from its leased facility in Rancho Santa Margarita, California. Until its acquisition by the Company, CRi was a customer of the Company’s western business unit.

The fair value of consideration transferred in the acquisition of CRi totaled $12.5 million, and included $12.1 million in cash, funded from cash on hand, and $0.4 million of accounts receivable owed by CRi to the Company’s western business unit relating to sales prior to the acquisition, which are considered settled as a result of the acquisition. The preliminary estimated fair value of assets acquired and liabilities assumed totaled $17.7 million and $5.2 million, respectively, which included offsetting operating lease right of use assets and operating lease liabilities totaling $2.7 million. The estimated fair value of assets acquired also included current assets totaling $4.1 million, primarily accounts receivable, identifiable intangible assets totaling $6.4 million, goodwill of $4.3 million, and a small amount of property and equipment. Liabilities assumed included the aforementioned operating lease liability, as well as a total of $2.5 million in trade accounts payable and customer deposits. We believe goodwill in the acquisition relates to the expansion of our footprint in an existing market, in a way that we believe will enhances our long-term profitability in that market of our Western business.

Acquisition of 75% Stake in Eco Windows Systems. On February 1, 2021, we completed our previously announced acquisition of a 75% ownership stake in Eco Windows Systems and its related companies, Eco Glass Production, LLC, and Unity Windows, LLC (together “Eco”), Florida limited liability companies, for fair value consideration of $100.5 million, including $94.4 million in cash, which was after adjustments in our favor totaling $5.6 million relating to working capital and customer deposits. These adjustments were agreed to and settled in the second quarter of 2021. The fair value of consideration also included PGT Innovations, Inc. common stock with a then fair value estimated to be $6.1 million. The cash portion of the purchase price was financed by a Second Additional Senior Notes composed of an add-on issuance on January 25, 2021 of $60.0 million aggregate principal amount of 6.75% senior notes to the 2018 Senior Notes due 2026 on January 25, 2021, issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million, together with cash on hand of $31.1 million.

The common stock portion of the purchase price was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a closing price value of $21.34 per share on that date, or approximately $7.6 million based on that price. However, the seller of Eco, who is also the holder of the 25% redeemable non-controlling interest in Eco Enterprises, is restricted from selling these shares for a three-year period from the date of the acquisition. As such, we estimated that there was an approximately 20% discount for the lack of marketability of the shares. The fair value of the redeemable non-controlling interest in the acquisition has been preliminarily estimated to be $28.5 million, resulting in total fair value of the Eco business in the acquisition, including the redeemable non-controlling interest, of $128.9 million. The fair value of the redeemable non-controlling interest has been calculated as 25% of the initial estimated fair value of the entity at the acquisition date, less a discount for seller’s lack of control in the new entity, estimated to be 5%, and a discount for the seller’s lack of marketability of the minority stake, estimated to be 10%. See Part I, Item.1, Note 17 for more information regarding the redeemable non-controlling interest. Eco is a manufacturer and installer of aluminum, impact-resistant windows and doors, serving the South Florida region since 2009. Eco is headquartered in Medley, Florida, near Miami, Florida, and has three manufacturing locations in the region.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first half of 2021, capital expenditures were $16.1 million, compared to $7.3 million for the first half of 2020. During the first half of 2020, management made the decision to decrease spending on a majority of capital projects as part of its cash preservation strategy implemented in response to the uncertainty around the Pandemic’s impact on the Company’s business and liquidity. During the third quarter of 2020, the Company’s management determined to begin funding certain previously deferred capital projects in view of the increased order entry, sales, cash position and overall liquidity the Company has experienced, and has continued to return capital spending to near pre-Pandemic levels. The Company’s management will continue to evaluate the level of capital expenditures the Company may incur for the remainder of 2021 and thereafter, but we expect to continue to fund previously deferred capital projects, which may continue to result in a higher level of capital spending in 2021 as compared to 2020. However, we may return to a more conservative approach to managing capital expenditures going forward based on our evaluation of future economic conditions and the performance of our businesses and operations, including any further impact of the Pandemic and the economic uncertainty it has caused on our sales, cash position and overall liquidity. Our capital expenditure program is directed towards making investments in capital assets that we believe will increase both gross sales and margins, but also includes capital expenditures for maintenance capital.

Aluminum Forward and Midwest Transaction Premium Contracts. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. Beginning late in the first half of 2021, we began entering into forward contracts to hedge the fluctuations in the price of the delivery component of our aluminum extrusion purchases, known as the Midwest Transaction Premium (MTP).

At July 3, 2021, the fair value of our aluminum forward contracts was in an asset position of $8.2 million. We had 30 outstanding forward contracts for the purchase of 40.2 million pounds of aluminum through December 2022, at an average price of $0.95 per pound, which excludes the Midwest premium, with maturity dates of between one month and eighteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was immaterial and, therefore, did not record any adjustment to fair value as of July 3, 2021.

At July 3, 2021, the fair value of our MTP contracts was in an asset position of $6.8 million. We had 24 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 46.3 million pounds of aluminum through December 2022, at an average price of $0.12 per pound, with maturity dates of between one month and eighteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was immaterial and, therefore, did not record any adjustment to fair value as of July 3, 2021.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of income (loss), net, recognized in the “accumulated other comprehensive income (loss)” line item in the accompanying condensed consolidated balance sheet as of July 3, 2021, that we expect will be reclassified to earnings within the next twelve months, will be approximately $13.2 million.

Contractual Obligations. Except for the issuance of the Second Additional Senior Notes, as described in Part I., Item 1., Note 9, and the addition of $46.9 million in operating lease liabilities in the half ended July 3, 2021, as described in Part I., Item 1., Note 10, including the $27.9 million in operating lease liabilities we are consolidating as a result of our investment in Eco, and $2.7 million related to the CRi Acquisition in the second quarter of 2021, described in Part I., Item 1., Note 6, there have been no significant changes to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 2, 2021.

Significant Accounting Policies and Critical Accounting Estimates. Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Significant accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results, and those that require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the condensed consolidated financial statements and the possibility that future events may be significantly different from our expectations. We identified our significant accounting policies in our Annual Report on Form 10-K for the year ended January 2, 2021. There have been no changes to our critical accounting policies during the first half of 2021.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge the delivery component of our aluminum needs, known as the Midwest Transaction Premium (“MTP”). As of July 3, 2021, we are covered for approximately 69% of our anticipated aluminum needs during the remainder of 2021 at an average price of $0.84 per pound, and for approximately 27% of our anticipated aluminum needs in 2022 at an average price of $1.07 per pound. These calculations are based only on the LME price of aluminum and excludes an estimate for the MTP, which we hedge separately. As of July 3, 2021, we are covered for approximately 74% of our anticipated MTP costs for the remainder of 2021 at an average price of $0.12 per pound, and for approximately 33% of our anticipated MTP costs in 2022 at an average price of $0.12 per pound.

Regarding our aluminum hedging instruments for the purchase of aluminum, as of July 3, 2021, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $4.5 million. This calculation utilizes our actual commitment of 40.2 million pounds under contract (to be settled throughout December 2022) and the market price of aluminum as of July 3, 2021. This calculation is based only on the LME price of aluminum and excludes an estimate for the MTP. Regarding our MTP contracts for hedging of the delivery component of our aluminum needs, as of July 3, 2021, a 10% decrease in the Platts MW US Transaction price per pound would decrease the fair value of our MTP contracts an estimated $1.2 million. This calculation utilizes our actual commitment of 46.3 million pounds under contract (to be settled throughout December 2022) and the then current Platts MW US Transaction price per pound as of July 3, 2021.

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

Changes in Internal Control over Financial Reporting.

During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during our first quarter of 2021, we acquired Eco. During our second quarter of 2021, we acquired CRi. We have elected to exclude both Eco and CRi from our assessment of effectiveness of our internal controls over financial reporting as of January 1, 2022, the end of our 2021 fiscal year, but will include Eco and CRi in our assessment for our 2022 fiscal year.

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

None during the quarter cover by this report.

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

PGT INNOVATIONS, INC.
(Registrant)

Date: August 12, 2021	/s/ Brad West
Brad West
Interim Chief Financial Officer and Senior Vice President of Corporate Development and Treasurer