Form 10-Q
period 2021-10-02
PGT Innovations, Inc.
filed 2021-11-12
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37971

PGT Innovations, Inc.

1070 Technology Drive

North Venice, FL 34275

Registrant’s telephone number: 941-480-1600

State of Incorporation	IRS Employer Identification No.
Delaware	020-0634715

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

Common Stock, $0.01 par value, outstanding was 59,627,698 shares, as of October 31, 2021.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PGTI	New York Stock Exchange, Inc.

PGT INNOVATIONS, INC.

TABLE OF CONTENTS

Form 10-Q for the Three and Nine months Ended October 2, 2021

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net sales	$300,431	$238,033	$857,023	$661,020
Cost of sales	196,228	151,097	561,849	418,494

Gross profit	104,203	86,936	295,174	242,526

Selling, general and administrative expenses	78,595	56,659	224,106	164,848
Impairment of trade name	—	—	—	8,000
Restructuring costs and charges	—	321	—	4,227

Income from operations	25,608	29,956	71,068	65,451

Interest expense, net	7,686	6,954	22,968	20,979
Debt extinguishment costs	25,472	—	25,472	—

Income (loss) before income taxes	(7,550)	23,002	22,628	44,472

Income tax expense (benefit)	(2,410)	5,680	4,260	9,351

Net income (loss)	(5,140)	17,322	18,368	35,121

Less: Net income attributable to redeemable non-controlling interest	(677)	—	(1,656)	—

Net income (loss) attributable to the Company	$(5,817)	$17,322	$16,712	$35,121

Calculation of net income (loss) per common share attributable to common shareholders:
Net income (loss) attributable to the Company	$(5,817)	$17,322	$16,712	$35,121
Change in redemption value of redeemable non-controlling interest	(965)	—	(4,528)	—
Net income (loss) attributable to common shareholders	$(6,782)	$17,322	$12,184	$35,121

Net income (loss) per common share attributable to common shareholders:
Basic	$(0.11)	$0.29	$0.20	$0.60
Diluted	$(0.11)	$0.29	$0.20	$0.59

Weighted average number of common shares outstanding:
Basic	59,590	58,963	59,475	58,858
Diluted	59,590	59,442	60,035	59,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net income (loss)	$(5,140)	$17,322	$18,368	$35,121

Other comprehensive income (loss) before tax:
Change in fair value of derivatives	6,549	1,563	23,910	(2,120)
Reclassification to earnings	(6,696)	532	(12,604)	2,737

Other comprehensive income (loss) before tax	(147)	2,095	11,306	617

Income tax expense (benefit) related to other comprehensive income	(37)	524	2,806	154

Other comprehensive income (loss), net of tax	(110)	1,571	8,500	463

Comprehensive income (loss)	(5,250)	18,893	26,868	35,584

Less: Comprehensive income attributable to redeemable non-controlling interest	(677)	—	(1,656)	—

Comprehensive income (loss) attributable to the Company	$(5,927)	$18,893	$25,212	$35,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	October 2,	January 2,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$114,718	$100,320
Accounts receivable, net	142,744	92,844
Inventories	79,249	60,317
Contract assets, net	54,004	28,723
Prepaid expenses	11,847	8,357
Other current assets	29,085	11,111
Total current assets	431,647	301,672

Property, plant and equipment, net	162,557	135,155
Operating lease right-of-use asset, net	76,883	38,567
Intangible assets, net	319,433	256,507
Goodwill	362,025	329,695
Other assets, net	3,724	925

Total assets	$1,356,269	$1,062,521

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$116,244	$84,344
Current portion of operating lease liability	11,227	6,132
Total current liabilities	127,471	90,476

Long-term debt	565,665	412,098
Operating lease liability, less current portion	71,096	35,130
Deferred income taxes	31,135	28,329
Other liabilities	9,410	11,354

Total liabilities	804,777	577,387

Redeemable non-controlling interest	34,648	—

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; no shares outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 63,535 and 62,542 shares issued and 59,612 and 58,999 shares outstanding at October 2, 2021 and January 2, 2021, respectively	635	625
Additional paid-in-capital	431,407	420,202
Accumulated other comprehensive income	11,220	2,720
Retained earnings	91,871	79,896
Treasury stock at cost	(18,289)	(18,309)
Total shareholders' equity	516,844	485,134

Total liabilities, redeemable non-controlling interest and shareholders' equity	$1,356,269	$1,062,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	October 2,	October 3,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net income	$18,368	$35,121
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	22,290	17,561
Amortization	15,174	14,124
Impairment of trade name	—	8,000
Non-cash portion of restructuring costs and charges	—	2,442
Provision for allowance for doubtful accounts	3,309	1,057
Stock-based compensation	5,748	4,369
Amortization of deferred financing costs, debt discount and premium	674	925
Debt extinguishment costs, including call premium classified as financing activity	25,472	—
Loss (gain) on sales of assets	105	(125)
Change in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	(45,997)	(20,532)
Inventories	(11,607)	(9,060)
Contract assets, net, prepaid expenses, other current and other assets	(22,843)	(9,867)
Accounts payable, accrued and other liabilities	9,074	21,406

Net cash provided by operating activities	19,767	65,421

Cash flows from investing activities:
Purchases of property, plant and equipment	(25,663)	(15,378)
Acquisition of businesses	(106,480)	(90,368)
Proceeds from sales of assets	183	651

Net cash used in investing activities	(131,960)	(105,095)

Cash flows from financing activities:
Proceeds from issuance of senior notes	638,300	53,188
Payments of senior notes	(425,000)	—
Payment of call premium on redemption of senior notes	(21,518)	—
Payments of term loan debt	(54,000)	(10,000)
Payments of financing costs	(10,361)	(1,266)
Purchases of common stock relating to tax withholdings on employee equity awards	(1,159)	(815)
Proceeds from exercise of stock options	138	549
Proceeds from issuance of common stock under employee stock purchase plan (ESPP)	191	119

Net cash provided by financing activities	126,591	41,775

Net decrease in cash and cash equivalents	14,398	2,101
Cash and cash equivalents at beginning of period	100,320	97,243
Cash and cash equivalents at end of period	$114,718	$99,344

Non-cash activity:
Issuance of common stock in Eco Acquisition	$6,108	$—
Establish right-of-use asset	$47,838	$17,917
Establish operating lease liability	$(47,838)	$(17,917)
Property, plant and equipment additions in accounts payable	$268	$326

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)(unaudited)

				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total
THREE MONTHS ENDED OCTOBER 3, 2020
Balance at July 4, 2020	58,962,776	$626	$417,452	$(1,346)	$52,587	$(18,309)	$451,010
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Stock-based compensation	—	—	1,451	—	—	—	1,451
Net income	—	—	—	—	17,322	—	17,322
Other comprehensive income, less taxes of $524	—	—	—	1,571	—	—	1,571
Balance at October 3, 2020	58,962,776	$625	$418,904	$225	$69,909	$(18,309)	$471,354

NINE MONTHS ENDED OCTOBER 3, 2020
Balance at December 28, 2019	58,504,734	$619	$414,688	$(238)	$34,788	$(18,309)	$431,548
Vesting of restricted stock	219,977	—	—	—	—	—	—
Grants of restricted stock	—	6	(6)	—	—	—	—
Forfeitures of restricted stock	—	(2)	2	—	—	—	—
Purchases of treasury stock	(51,479)	—	—	—	—	(815)	(815)
Retirement of treasury stock	—	(1)	(814)	—	—	815	—
Stock-based compensation	—	—	4,369	—	—	—	4,369
Exercise of stock options	274,353	3	546	—	—	—	549
Common stock issued under ESPP	15,191	—	119	—	—	—	119
Net income attributable to the Company	—	—	—	—	35,121	—	35,121
Other comprehensive income, less taxes of $154	—	—	—	463	—	—	463
Balance at October 3, 2020	58,962,776	$625	$418,904	$225	$69,909	$(18,309)	$471,354

THREE MONTHS ENDED OCTOBER 2, 2021
Balance at July 3, 2021	59,587,128	$632	$429,268	$11,330	$98,681	$(18,289)	$521,622
Vesting of restricted stock	32,258	—	—	—	—	—	—
Grants of restricted stock	—	4	(4)	—	—	—	—
Purchases of treasury stock	(7,852)	—	—	—	—	(154)	(154)
Retirement of treasury stock	—	(1)	(125)	—	(28)	154	—
Stock-based compensation	—	—	2,254	—	—	—	2,254
Common stock issued under ESPP	853	—	14	—	—	—	14
Net income attributable to the Company	—	—	—	—	(5,817)	—	(5,817)
Change in redemption value of redeemable non-controlling interest	—	—	—	—	(965)	—	(965)
Other comprehensive loss, less taxes of $37	—	—	—	(110)	—	—	(110)
Balance at October 2, 2021	59,612,387	$635	$431,407	$11,220	$91,871	$(18,289)	$516,844

NINE MONTHS ENDED OCTOBER 2, 2021
Balance at January 2, 2021	58,998,711	$625	$420,202	$2,720	$79,896	$(18,309)	$485,134
Vesting of restricted stock	221,724	—	—	—	—	—	—
Grants of restricted stock	—	7	(7)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Issuance of treasury stock	4,600	—	—	—	(20)	20	—
Purchases of treasury stock	(50,266)	—	—	—	—	(1,159)	(1,159)
Retirement of treasury stock	—	(1)	(969)	—	(189)	1,159	—
Stock-based compensation	—	—	5,748	—	—	—	5,748
Exercise of stock options	67,797	1	137	—	—	—	138
Common stock issued under ESPP	12,024	—	191	—	—	—	191
Issuance in acquisition of Eco	357,797	4	6,104	—	—	—	6,108
Net income attributable to the Company	—	—	—	—	16,712	—	16,712
Change in redemption value of redeemable non-controlling interest	—	—	—	—	(4,528)	—	(4,528)
Other comprehensive income, less taxes of $2,806	—	—	—	8,500	—	—	8,500
Balance at October 2, 2021	59,612,387	$635	$431,407	$11,220	$91,871	$(18,289)	$516,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

About PGT Innovations, Inc.

The accompanying unaudited condensed consolidated financial statements include the accounts of PGT Innovations, Inc. and its direct and indirect wholly-owned subsidiaries, including, PGT Industries, Inc., CGI Windows and Doors Holdings, Inc. (“CGI”), CGI Commercial, Inc. (“CGIC”), WinDoor, Incorporated, Coyote Acquisition Co., WWS Acquisition LLC (“WWS”), and with their acquisition by PGT Innovations, Inc. effective on February 1, 2020, NewSouth Window Solutions LLC, and NewSouth Window Solutions of Orlando LLC (together “NewSouth”), as well as, as of and for the period from February 1, 2021 through October 2, 2021, the accounts of Eco Enterprises, LLC (formerly New Eco Windows Holding, LLC), and its subsidiaries Eco Windows Systems, LLC, Eco Glass Production, LLC, and Unity Windows, LLC (together “Eco”), relating to our acquisition of a 75% ownership stake in Eco Enterprises on February 1, 2021 (the “Eco Acquisition”), after elimination of intercompany accounts and transactions (collectively, the “Company”). See Note 6 for discussions of our recent acquisitions. See Note 18, Subsequent Events, for discussion of our acquisition of Anlin Windows & Doors ("Anlin Acquisition"), which closed on October 25, 2021.

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

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (“NYSE”) from the NASDAQ Global Market (NASDAQ), and began trading on the NYSE under its existing ticker symbol of “PGTI”. We have six window manufacturing operations in Florida, one in Arizona, and one in California. Our manufacturing facilities in Florida include one in North Venice, four in the greater Miami area, which includes two as a result of our investment in Eco, and one in Tampa with the acquisition of NewSouth. Our Arizona operations are in Phoenix, and our California operations are in Clovis with the acquisition of Anlin. Regarding glass processing, we have two glass tempering and laminating plants and one insulation glass plant, all located in North Venice. Eco also has a glass processing facility in the greater Miami, Florida area.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

COVID-19 Pandemic

During March 2020, a global pandemic (the “Pandemic”) was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The Pandemic has resulted in a significant number of infections, hospitalizations and deaths in several of our key markets, including Arizona, California, Florida and Texas. The Pandemic has significantly affected economic conditions in those markets, and in the United States in general, and internationally, including due to federal, state and local governments and employers reacting to the public health crisis with mitigation measures, and also due to the general fear and uncertainty created by the Pandemic, all of which has resulted in workforce, supply chain and production disruptions, along with reduced demand and spending in many industries and markets. Although many of the government-mandated restrictions on economic and social activities that were put in place as part of the initial response to the Pandemic have been lifted, and vaccines with high degrees of efficacy have been approved by the United States Food and Drug Administration, it is still uncertain when or if the nation-wide program of vaccination will result in herd immunity to COVID-19 in the United States or globally. This uncertainty is being impacted by several factors, including vaccine hesitancy or resistance, and the emergence of the highly-contagious strain of COVID-19 known as the Delta variant. As a result, it is still currently unclear when, or if, social, business, occupational, educational and economic conditions will return to pre-Pandemic conditions.

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Our condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. The Company’s fiscal first nine months in 2021 ended October 2, 2021, consisted of 39 weeks, and our fiscal first nine months in 2020 ended October 3, 2020, consisted of 40 weeks. The Company’s fiscal third quarter in 2021 ended October 2, 2021, consisted of 13 weeks, and our fiscal third quarter in 2020 ended October 3, 2020, also consisted of 13 weeks.

The condensed consolidated balance sheet as of January 2, 2021, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of January 2, 2021, and the unaudited condensed consolidated financial statements as of and for the periods ended October 2, 2021 and October 3, 2020, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 2, 2021, included in the Company’s most recent Annual Report on Form 10-K. The accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

Recently Adopted Accounting Pronouncements

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles and also clarifies and amends existing guidance. This standard was effective beginning January 1, 2021. Early adoption was permitted. The adoption of this standard did not have any impact on our consolidated financial statements.

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

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, we have two reportable segments: our Southeast segment and our Western segment. See Note 16 for more information. The following table provides information about our net sales by reporting segment, product category and market for the three and nine months ended October 2, 2021 and October 3, 2020:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
Disaggregation of revenue (in millions):	2021	2020	2021	2020
Reporting segment:
Southeast	$255.1	$203.7	$731.2	$560.2
Western	45.3	34.3	125.8	100.8

Total net sales	$300.4	$238.0	$857.0	$661.0

Product category:
Impact-resistant window and door products	$207.8	$173.3	$596.7	$471.0
Non-impact window and door products	92.6	64.7	260.3	190.0

Total net sales	$300.4	$238.0	$857.0	$661.0

Market:
New construction	$120.5	$102.0	$365.0	$305.1
Repair and remodel	179.9	136.0	492.0	355.9

Total net sales	$300.4	$238.0	$857.0	$661.0

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the three months ended October 2, 2021 and October 3, 2020, the Western segment’s net sales of its volume products were $21.9 million and $12.6 million, respectively. For the nine months ended October 2, 2021 and October 3, 2020, the Western segment’s net sales of its volume products were $62.5 million and $39.0 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At October 2, 2021 and January 2, 2021, those contract liabilities totaled $41.2 million and $22.8 million, respectively, of which $34.4 million and $18.1 million, respectively, are classified within accrued liabilities, and $6.8 million and $4.6 million, respectively, are classified as a reduction to the contract assets to which they relate. Contract assets, net, totaled $54.0 million at October 2, 2021 and $28.7 million at January 2, 2021, in the accompanying condensed consolidated balance sheets.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at January 2, 2021 were satisfied in the first quarter of 2021, and contract assets at January 2, 2021 were transferred to accounts receivable in the first quarter of 2021. Contract liabilities at October 2, 2021 represents cash received during the three-month period ended October 2, 2021, excluding amounts recognized as revenue during that period. Contract assets at October 2, 2021 represents revenue recognized during the three-month period ended October 2, 2021, excluding amounts transferred to accounts receivable during that period.

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

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our volume products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of October 2, 2021 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

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

The Company utilizes the practical expedient which permits the current expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to employees. We expense sales commissions paid to employees as sales are recognized, including sales from the creation of contract assets, as the expected amortization period is less than one year.

Allowance for Credit Losses

The Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“Topic 326”) on December 29, 2019 (the first day of our 2020 fiscal year). Topic 326 requires us to measure all expected credit losses for financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. In the ordinary course of business, we extend credit to qualified dealers and distributors, generally on a non-collateralized basis. The Company maintains an allowance for credit losses which is based on management’s assessments of the amount which may become uncollectible in the future and is determined through consideration of our write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions, and may include anticipated unfavorable impacts of the COVID-19 pandemic on the businesses of our customers, such as dealers and distributors. As of October 2, 2021 and January 2, 2021, we had gross accounts receivable of $147.0 million and $96.6 million, respectively, and an allowance for credit losses of $4.3 million and $3.7 million, respectively.

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

During the three months ended October 2, 2021, we recorded warranty expense at a rate of approximately 1.9% of sales, which was higher than the level as in the three months ended October 3, 2020 of 1.7% of sales. During the nine months ended October 2, 2021, we recorded warranty expense at a rate of approximately 2.1% of sales, which was higher than the nine months ended October 3, 2020 of 1.7% of sales. The increase in our warranty expense rate in the three months ended October 2, 2021 compared to the three months ended October 3, 2020 is a result of costs associated with recent higher level of warranty repair experience on larger commercial projects than in the third quarter of 2020, which resulted in warranty costs incremental to those we would incur in the normal course of business. The increase in our warranty expense rate in the nine months ended October 2, 2021 compared to the nine months ended October 3, 2020 is a result of costs associated with the wind-down of the commercial business of NewSouth in the first quarter of 2021, which resulted in warranty costs incremental to those we would incur in the normal course of business.

The following table summarizes current period charges, adjustments to previous estimates, as well as settlements, which represent actual costs incurred during the period for the three and nine months ended October 2, 2021 and October 3, 2020. The reserve is determined through specific identification and assessing our history. Expected future obligations are discounted to a current value using a risk-free rate for obligations with similar maturities. Of the accrued warranty reserve of $9.5 million at October 2, 2021, $7.8 million is classified within accrued expenses on the condensed consolidated balance sheet at October 2, 2021, with the remainder classified within other liabilities. Of the accrued warranty reserve of $8.0 million at January 2, 2021, $6.5 million is classified within accrued expenses on the condensed consolidated balance sheet at January 2, 2021, with the remainder classified within other liabilities.

	Beginning	Acquisition-	Charged			End of
Accrued Warranty	of Period	Related	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended October 2, 2021	$9,459	$347	$5,706	$(531)	$(5,505)	$9,476

Three months ended October 3, 2020	$7,267	$918	$4,049	$(3)	$(4,519)	$7,712

Nine months ended October 2, 2021	$8,001	$536	$18,015	$(890)	$(16,186)	$9,476

Nine months ended October 3, 2020	$6,244	$2,510	$11,503	$30	$(12,575)	$7,712

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

	October 2,	January 2,
	2021	2021
	(in thousands)
Raw materials	$70,585	$55,916
Work-in-progress	7,160	4,058
Finished goods	1,504	343

Inventories	$79,249	$60,317

NOTE 5. STOCK BASED-COMPENSATION

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $2.3 million for the three months ended October 2, 2021, and $1.5 million for the three months ended October 3, 2020. We recorded compensation expense for stock-based awards of $5.7 million for the nine months ended October 2, 2021, and $4.4 million for the nine months ended October 3, 2020. As of October 2, 2021, there was $7.9 million in total unrecognized compensation cost related entirely to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.6 years at October 2, 2021.

Of the $2.3 million and $1.5 million in stock-based compensation expense in the three months ended October 2, 2021 and October 3, 2020, respectively, $1.9 million and $1.3 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales. Of the $5.7 million and $4.4 million in stock-based compensation expense in the nine months ended October 2, 2021 and October 3, 2020, respectively, $4.9 million and $3.9 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales.

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

The fair value of consideration transferred in the acquisition of CRi totaled $12.5 million, and included $12.1 million in cash, funded from cash on hand, and $0.4 million in accounts receivable owed by CRi to the Company’s western business unit relating to sales prior to the acquisition, which are considered settled as a result of the acquisition. The purchase price is subject to change through a net working capital adjustment, currently being finalized. The preliminary estimated fair value of assets acquired and liabilities assumed totaled $17.6 million and $5.1 million, respectively, which included offsetting operating lease right of use assets and operating lease liabilities totaling $2.6 million. The estimated fair value of assets acquired also included current assets totaling $4.1 million, primarily accounts receivable, identifiable intangible assets totaling $6.4 million, goodwill of $4.3 million, all of which we believe is tax deductible, and a small amount of property and equipment. Liabilities assumed included the aforementioned operating lease liability, as well as a total of $2.5 million in trade accounts payable and customer deposits. Valuations of the intangible assets have been estimated using income and royalty relief approaches based on projections, which we consider to be Level 3 inputs, with the assistance of a third-party valuation firm. We believe goodwill in the acquisition relates to the expansion of our footprint in an existing market, in a way that we believe will enhance our long-term profitability in that market of our Western business.

Sales from CRi included in the three and five-month post-acquisition period ended October 2, 2021 totaled $4.1 million and $7.2 million, respectively. CRi’s effect on consolidated net income was immaterial in the three and five-month post acquisition period ended October 2, 2021.

Valuation of Identified Intangible Assets in the CRi Acquisition

The valuation of the identifiable intangible assets acquired in the CRi Acquisition and our estimate of the respective useful life is as follows:

		Initial
	Preliminary	Useful Life
	Valuation	(in years)
(in thousands)
Trade name	$800	indefinite
Customer relationships	5,600	10

Intangible assets, net	$6,400

ECO WINDOW SYSTEMS

On February 1, 2021, we completed the acquisition of a 75% ownership stake in Eco Enterprises and its related companies, Eco Windows Systems, LLC, Eco Glass Production, LLC, and Unity Windows, LLC (together “Eco”). . Eco is a manufacturer and installer of aluminum, impact-resistant windows and doors, serving the South Florida region since 2009. Eco is headquartered in Medley, Florida, near Miami, Florida, and has three manufacturing locations in the region, including a glass processing facility.

The fair value consideration for Eco was $100.5 million, including $94.4 million in cash, which was after adjustments in our favor totaling $5.6 million relating to working capital and customer deposits. These adjustments were agreed to and settled in the second quarter of 2021. The fair value of consideration also included PGT Innovations, Inc. common stock with a then estimated fair value of $6.1 million. The cash portion of the purchase price was financed by a second add-on issuance of $60.0 million aggregate principal amount of 6.75% senior notes to the 2018 Senior Notes due 2026 on January 25, 2021 (the “Second Additional Senior Notes”), issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million, together with cash on hand of $31.1 million. See Note 9 for a discussion of the Second Additional Senior Notes.

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

The estimated fair value of assets acquired, and liabilities assumed as of the closing date of the Eco Acquisition, are as follows:

	Initial Allocation	Adjustments to Allocation	Preliminary Allocation
Accounts receivable	$5,031	$(241)	$4,790
Inventories	7,728	(865)	6,863
Contract assets, net	4,312	57	4,369
Prepaid expenses and other assets	1,706	(582)	1,124
Property and equipment	24,009	(191)	23,818
Operating lease right-of-use asset	27,864	(1,049)	26,815
Intangible assets	72,700	(1,000)	71,700
Goodwill	30,051	(2,043)	28,008
Total assets acquired	173,401	(5,914)	167,487
Accounts payable	(6,809)	(116)	(6,925)
Accrued and other liabilities, including customer deposits	(4,215)	(604)	(4,819)
Operating lease liability	(27,864)	1,049	(26,815)
Total liabilities assumed	(38,888)	329	(38,559)
Net assets acquired	134,513	(5,585)	128,928
Redeemable non-controlling interest	(34,084)	5,620	(28,464)
Fair value of consideration transferred	$100,429	$35	$100,464

Consideration:
Cash	$94,321	$35	$94,356
PGTI common stock	6,108	—	6,108
Fair value of consideration transferred	$100,429	$35	$100,464

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

We incurred acquisition costs totaling $1.7 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the Eco Acquisition, which includes $1.0 million in the fourth quarter of 2020, and $0.7 million in first nine months of 2021, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended October 2, 2021.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, has currently been estimated to be $28.0 million, classified as part of the Southeast reporting unit goodwill, which we expect the portion of goodwill relating to our 75% investment to be deductible for tax purposes. In addition, we are currently evaluating the historical book and tax bases of assets and liabilities relating to the redeemable non-controlling interest, which may not be eligible for a step-up in basis, for any deferred tax assets and liabilities that may need to be recorded in the Eco Acquisition.

As of October 2, 2021, the purchase price allocation is still preliminary, including the estimated discount relating to the fair value of PGTI common stock transferred, and the discounts for seller’s lack of control and marketability of seller’s minority share, and its finalization may result in changes to the preliminary estimate of goodwill. We believe goodwill represents the strengthening of our supply chain for glass through faster glass production, as well as diversification and expansion of product offerings in the high-growth commercial market, and an expansion of our dealer network with minimal overlap with our existing deal network.

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

	Three Months Ended	Nine Months Ended
	October 3,	October 2,	October 3,
	2020	2021	2020
		(unaudited)
Net sales	$257,949	$864,975	$704,778

Net income attributable to common shareholders	$15,667	$11,762	$31,266

Net income per common share attributable to common shareholders:
Basic	$0.27	$0.20	$0.53
Diluted	$0.26	$0.20	$0.53

Net sales of Eco included in the condensed consolidated statement of operations for the three and nine months ended October 2, 2021, was $24.7 million and $64.3 million, respectively, after eliminations of intercompany sales. The net income of Eco in the condensed consolidated statement of operations for the three and nine months ended October 2, 2021, was $846.9 million and $6.6 million, respectively, including the portions attributable to the redeemable non-controlling interest of $0.7 million and $1.7 million, respectively.

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

Nine Months Ended
October 3,
2020
(unaudited)
Net sales	668,772

Net income	35,351

Net income per common share:
Basic	$0.60
Diluted	$0.60

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

Dilutive securities in the three months ended October 2, 2021 was zero as we had a net loss attributable to common stockholders during this period which, by adding such dilutive shares would have resulted in anti-dilution to net loss per common share. Dilutive shares for the three months ended October 2, 2021 would have been 510 shares.

There were no dilutive securities excluded from the calculation of weighted average shares outstanding for the three or nine months ended October 2, 2021, or the three months ended October 3, 2021, and there were 86 thousand for the nine months ended October 3, 2020, respectively.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Net income (loss)	$(5,140)	$17,322	$18,368	$35,121
Less: Net income attributable to redeemable non-controlling interest	(677)	—	(1,656)	—
Net income (loss) attributable to the Company	(5,817)	17,322	16,712	35,121
Change in redemption value of redeemable non-controlling interest	(965)	—	(4,528)	—
Net income (loss) attributable to common shareholders	$(6,782)	$17,322	$12,184	$35,121

Weighted-average common shares - Basic	59,590	58,963	59,475	58,858
Add: Dilutive shares from equity plans	—	479	560	433
Weighted-average common shares - Diluted	59,590	59,442	60,035	59,291

Net income (loss) per common share attributable to common shareholders:
Basic	$(0.11)	$0.29	$0.20	$0.60
Diluted	$(0.11)	$0.29	$0.20	$0.59

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets are as follows:

			Initial
	October 2,	January 2,	Useful Life
	2021	2021	(in years)
	(in thousands)
Goodwill	$362,025	$329,695	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$176,641	$140,841	indefinite

Customer relationships and customer-related assets	243,847	201,547	<1-15
Trade name (amortizable)	22,200	22,200	15
Developed technology	5,600	5,600	6-10
Non-compete agreement	3,338	3,338	2-5
Software license	590	590	2
Less: Accumulated amortization	(132,783)	(117,609)

Subtotal	142,792	115,666

Other intangible assets, net	$319,433	$256,507

Goodwill at January 2, 2021	$329,695
Increase in goodwill from our acquisition of Eco	28,008
Increase in goodwill from our acquisition of CRi	4,322

Goodwill at October 2, 2021	$362,025

Trade names at January 2, 2021	$140,841
Increase in trade names from our acquisition of Eco	35,000
Increase in trade names from our acquisition in CRi	800

Trade names at October 2, 2021	$176,641

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2021	$5,197
2022	19,901
2023	17,739
2024	17,693
2025	17,465
Thereafter	64,797

Total	$142,792

Amortization expense relating to amortizable intangible assets for the three months ended October 2, 2021 and October 3, 2020, was $5.3 million and $4.7 million, respectively. Amortization expense relating to amortizable intangible assets for the nine months ended October 2, 2021 and October 3, 2020, was $15.2 million and $14.1 million, respectively.

We perform our annual goodwill and indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. During the nine months ended October 2, 2021, we did not identify any events which we believe would trigger the need for tests for impairments of our indefinite-lived intangibles assets. As of October 2, 2021 and January 2, 2021, the carrying value of our Southeast reporting unit goodwill is $229.2 million and $201.3 million, respectively. As of October 2, 2021 and January 2, 2021, the carrying value of our Western reporting unit goodwill is $132.8 million and $128.4 million, respectively. Goodwill of our Southeast reporting unit includes the goodwill relating to Eco. Goodwill of our Western reporting unit includes the goodwill relating to CRi.

NOTE 9. LONG-TERM DEBT

	October 2,	January 2,
	2021	2021
	(in thousands)
2021 Senior Notes due 2029, maturing in October 2029	$575,000	$-

2018 Senior Notes due 2026, maturing in August 2026	-	365,000

2016 Credit Agreement due 2022, maturing in October 2022	-	54,000

Long-term debt	575,000	419,000

Fees, costs, discount and premium	(9,335)	(6,902)

Long-term debt, net	$565,665	$412,098

2021 Senior Notes due 2029

On September 24, 2021, we completed the issuance of $575.0 million aggregate principal amount of 4.375% senior notes (“2021 Senior Notes due 2029”), issued at 100% of their principal amount. The 2021 Senior Notes due 2029 are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future restricted subsidiaries, other than any restricted subsidiary of the Company that does not guarantee the existing senior secured credit facilities or any permitted refinancing thereof. The 2021 Senior Notes due 2029 are senior unsecured obligations of the Company and the guarantors, respectively, and rank pari passu in right of payment with all existing and future senior debt and senior to all existing and future subordinated debt of the Company and the guarantors. The 2021 Senior Notes due 2029 were offered under Rule 144A of the Securities Act, and in transactions outside the United States under Regulation S of the Securities Act, and have not been, and will not be, registered under the Securities Act.

The 2021 Senior Notes due 2029 mature on October 1, 2029. Interest on the 2021 Senior Notes due 2029 is payable semi-annually, in arrears, beginning on April 1, 2022, with interest accruing at a rate of 4.375% per annum from September 24, 2021. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2021 Senior Notes due 2029 totaling $8.6 million, which included a 1.25% lender spread on the total principal value of the 2021 Senior Notes due 2029, or $7.2 million, and $1.4 million of other costs, all of which are being amortized under the effective interest method. See “Deferred Financing Costs” below.

As of October 2, 2021, the face value of debt outstanding under the 2021 Senior Notes due 2029 was $575.0 million, and interest began accruing on September 24, 2021. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs and prepayment call premium discussed further below, prepay the outstanding term loan borrowings under the 2016 Credit Agreement of $54.0 million and the related fees and costs, and finance the Anlin Acquisition subsequent to the end of the third quarter of 2021. See Note 18, Subsequent Event, for a discussion of the Anlin Acquisition.

The indenture for the 2021 Senior Notes due 2029 gives us the option to redeem some or all of the 2021 Senior Notes due 2029 at the redemption prices and on the terms specified in the indenture governing the 2021 Senior Notes due 2029. The indenture governing the 2021 Senior Notes due 2029 does not require us to make any mandatory redemptions or sinking fund payments. However, upon the occurrence of a change of control, as defined in the indenture, the Company is required to offer to repurchase the notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. We also may make optional redemptions at various premiums including a make-whole call at the then current treasury rate plus 50 basis points prior to October 1, 2024, then 102.188% on or after August 1, 2021, 101.094% on or after August 2025, then at 100.000% on or after August 1, 2026.

The indenture for the 2021 Senior Notes due 2029 includes certain covenants limiting the ability of the Company and any guarantors to, (i) incur additional indebtedness; (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; (iii) enter into agreements that restrict distributions from restricted subsidiaries; (iv) sell or otherwise dispose of assets; (v) enter into transactions with affiliates; (vi) create or incur liens; merge, consolidate or sell all or substantially all of the Company’s assets; (vii) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; and (viii) designate the Company’s subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.

2018 Senior Notes due 2026

On August 10, 2018, we completed the issuance of $315.0 million aggregate principal amount of 6.75% senior notes (“2018 Senior Notes due 2026”), issued at 100% of their principal amount. The 2018 Senior Notes due 2026 were jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future restricted subsidiaries, other than any restricted subsidiary of the Company that does not guarantee the existing senior secured credit facilities or any permitted refinancing thereof. The 2018 Senior Notes due 2026 were senior unsecured obligations of the Company and the guarantors, respectively, and ranked pari passu in right of payment with all existing and future senior debt and senior to all existing and future subordinated debt of the Company and the guarantors. The 2018 Senior Notes due 2026 were offered under Rule 144A of the Securities Act, and in transactions outside the United States under Regulation S of the Securities Act, and were not registered under the Securities Act.

On January 24, 2020, we completed an add-on issuance of $50.0 million aggregate principal amount of 6.75% 2018 Senior Notes due 2026, or the First Additional Senior Notes, issued at 106.375% of their principal amount, resulting in a premium to us of $3.2 million. The First Additional Senior Notes were part of the same issuance of, and ranked equally and formed a single series with, the 2018 Senior Notes due 2026. Proceeds from the First Additional Senior Notes, including premium, were used, together with cash on hand, to pay the $90.4 million purchase price in the NewSouth Acquisition.

On January 25, 2021, we completed a second add-on issuance of $60.0 million aggregate principal amount of 6.75% 2018 Senior Notes due 2026, or the Second Additional Senior Notes, issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million. The Second Additional Notes were part of the same issuance of, and ranked equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the Second Additional Senior Notes, including premium, were used, together with $31.1 million in cash on hand, to pay the $94.4 million cash portion of the $100.5 million purchase price in the ECO Acquisition. The common stock portion of the purchase consideration was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a then-current value of $21.34 per share, which we discounted by an estimate of 20% for lack of marketability, as the common stock is are legally restricted from being sold by the recipient for a three-year period from February 1, 2021.

The 2018 Senior Notes due 2026 were to mature on August 10, 2026. However, effective on September 27, 2021, using proceeds from the issuance of the $575.0 million 2021 Senior Notes due 2029, discussed above, we redeemed in-full the $425.0 million of 2018 Senior Notes due 2026, including accrued and unpaid interest through September 27, 2021, which totaled $4.5 million, and a pre-payment call premium of 105.063% of face value, which totaled $21.5 million and are classified as debt extinguishment costs in the accompanying condensed consolidated statement of operations for the three and nine months ended October 2, 2021.

2016 Credit Agreement due 2024

On February 16, 2016, we entered into the 2016 Credit Agreement due 2022, among us, the lending institutions identified in the 2016 Credit Agreement due 2022, and Truist Financial Corporation (formerly known as SunTrust Bank), as Administrative Agent and Collateral Agent. The 2016 Credit Agreement due 2022 establishes senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility originally maturing in February 2022 that amortizes on a basis of 1%

annually during its six-year term, and a $40.0 million revolving credit facility originally maturing in February 2021 that included a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement due 2022 are, subject to exceptions, guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries that are restricted subsidiaries and secured by substantially all of our assets as well as our direct and indirect restricted subsidiaries’ assets.

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

On October 31, 2019, we entered into an amendment of our 2016 Credit Agreement due 2022 (“Third Amendment”). The Third Amendment provided for, among other things, (i) a three-year Term A loan in the then aggregate principal amount of $64.0 million (the “Initial Term A Loan”), maturing in October 2022, which refinanced in full our existing Term B term loan facility under the 2016 Credit Agreement, and had no regularly scheduled amortization, and (ii) a new five-year revolving credit facility in an aggregate principal amount of up to $80.0 million (the “Revolving Facility”), maturing in October 2024, which replaced our then existing $40.0 million revolving credit facility under the 2016 Credit Agreement, and includes a swing-line facility and letter of credit facility. Our obligations under the 2016 Credit Agreement continue to be secured by substantially all of our assets, as well as our direct and indirect subsidiaries’ assets, and is senior in position to the 2021 Senior Notes due 2029.

On October 25, 2021, we entered into an amendment of our 2016 Credit Agreement ("Fourth Amendment"). The Fourth Amendment provides for, among other things, a three-year Term A loan in the aggregate maximum available amount of $60.0 million (the "Incremental Term A Loan"), proceeds from which were used to fund the Anlin Acquisition. See Note 18, Subsequent Event, for further discussion of the Anlin Acquisition. The Fourth Amendment do not change any terms relating to the Revolving Facility, under which we pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. As of October 2, 2021, there were $5.3 million in letters of credit outstanding and $74.7 million available under the Revolving Facility.

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees, discount and premiums for the nine months ended October 2, 2021, are as follows. All debt-related fees, costs, discount and premiums are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$6,902
Add: Deferred financing costs from the issuance of Second Additional Senior Notes	1,363
Less: Premium on the Second Additional Senior Notes	(3,300)
Less: Write-off of deferred costs classified as debt extinguishment costs	(3,954)
Add: Deferred financing costs from the issuance of the 2021 Senior Notes due 2029	8,648
Add: Deferred financing costs from the refinancing of the 2016 Credit Agreement due 2024	350
Less: Amortization expense	(674)

At end of period	$9,335

Estimated amortization expense relating to third-party fees and costs, lender fees, discount and premiums for the years indicated as of October 2, 2021, is as follows:

(in thousands)	Total
Remainder of 2021	$262
2022	1,075
2023	1,120
2024	1,148
2025	1,121
Thereafter	4,609

Total	$9,335

As a result of the complete prepayments of all borrowings under the 2016 Credit Agreement, as of October 2, 2021, we have no contractual future maturities of long-term debt until the 2029 maturity of the 2021 Senior Notes due 2029, as follows (at face value):

(in thousands)
Remainder of 2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter (2029)	575,000

Total	$575,000

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

The components of lease expense for the three and nine months ended October 2, 2021 and October 3, 2020, are as follows. Certain amounts in the prior year period have been reclassified to conform to the current presentation (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020

Operating lease cost	$4,213	$2,364	$10,990	$6,775
Variable lease cost	2,280	927	6,696	2,523
Total lease cost	$6,493	$3,291	$17,686	$9,298

Other information relating to leases for the three and nine months ended October 2, 2021 and October 3, 2020, are as follows (in thousands, except years and percentages):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(3,435)	$(2,276)	$(9,503)	$(6,497)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$933	$3,079	$47,838	$17,917

Weighted average remaining lease term in years
Operating leases	6.39	6.81	6.39	6.81

Weighted average discount rate
Operating leases	5.5%	5.8%	5.5%	5.8%

Future maturities under operating leases were as follows at October 2, 2021 and January 2, 2021 (in thousands):

	October 2,	January 2,
	2021	2021
Remainder of 2021	$3,774	$8,327
2022	15,562	7,626
2023	15,259	7,149
2024	14,870	6,748
2025	14,057	6,253
Thereafter	34,616	13,800

Total future minimum lease payments	98,138	49,903

Less: Imputed interest	(15,815)	(8,641)

Operating lease liability - total	$82,323	$41,262

Reported as of October 2, 2021 and January 2, 2021:
Current portion of operating lease liability	$11,227	$6,132
Operating lease liability, less current portion	71,096	35,130

Operating lease liability - total	$82,323	$41,262

As of October 2, 2021, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2029. Lease expense was $6.5 million for the three months ended October 2, 2021 and was $3.3 million for the three months ended October 3, 2020. Of the $6.5 million for the three months ended October 2, 2021, $0.5 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Of the $3.3 million for the three months ended October 3, 2020, $1.6 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Lease expense was $17.7 million for the nine months ended October 2, 2021 and was $9.3 million for the nine months ended October 3, 2020. Of the $17.7 million for the nine months ended October 2, 2021, $6.9 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Of the $9.3 million for the nine months ended October 3, 2020, $4.7 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses.

The $47.8 million in operating lease right-of-use assets obtained in exchange for operating lease obligations during the nine months ended October 2, 2021 includes $26.8 million related to the Eco Acquisition in the first quarter of 2021, and $2.6 million related to the CRi Acquisition in the second quarter of 2021. See Note 6 for additional information.
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

NOTE 12. INCOME TAXES

We had an income tax benefit of $2.4 million for the three months ended October 2, 2021, compared with income tax expense of $5.7 million for the three months ended October 3, 2020. Our effective tax rate for the three months ended October 2, 2021, was a benefit rate of 31.9%, and was an expense rate of 24.7% for the three months ended October 3, 2020. Our income tax expense was $4.3 million for the nine months ended October 2, 2021, compared with income tax expense of $9.4 million for the nine months ended October 3, 2020. Our effective tax rate for the nine months ended October 2, 2021, was an expense rate of 18.8%, and was an expense rate of 21.0% for the nine months ended October 3, 2020. Our income tax expense for the three and nine months ended October 2, 2021 includes $449 thousand and $1.2 million, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three and nine months ended October 2, 2021 and October 3, 2020 include discrete items of income tax benefit relating to excess tax benefits from the exercises of stock options and lapses of restrictions on stock awards, which totaled $14 thousand and $714 thousand in the three and nine months ended October 2, 2021, respectively, and nearly zero and $737 thousand in the three and nine months ended October 3, 2020, respectively. The nine-month period ended October 3, 2020 also included the benefit of a refund $700 thousand from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, which totaled $553 thousand, net of its Federal tax effect. Other discrete items included in all four periods include true-ups of research and development tax credit estimates to actual tax credits claimed, and other tax return filing related true-ups. Excluding discrete items of income tax, the effective tax rates for the three months ended October 2, 2021, and October 3, 2020, would have been an income tax benefit rate of 30.8% and an income tax expense rate of 24.7%, respectively. Excluding discrete items of income tax, the effective tax rates for the nine months ended October 2, 2021, and October 3, 2020, would have been income tax expense rates of 21.9% and 24.6%, respectively.

In September 2021, the state of Florida announced that the corporate income tax rate for the 2021 tax year was being lowered from its current level of 4.458% to 3.535%. As such, we have adjusted our annual effective tax rate for 2021 to include an estimated combined statutory federal and state rate of 24.2% from its previous estimate of 24.7%.

During the first nine months of 2021 we made payments of estimated taxes totaling $12.4 million, which included $8.3 million in Federal estimated income taxes with the remainder to various states, primarily Florida. During the three months ended October 3, 2020, we made payments of estimated Federal and state income taxes totaling $4.0 million. We made no payments of estimated Federal or state income taxes prior to the third quarter of 2020, as the deadlines for such payments to the United States government, and the majority of states in which we have nexus, which followed the payment deadline extension of the CARES Act, had been deferred until July 15, 2020.

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

During the three and nine months ended October 2, 2021 or October 3, 2020, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement, as well as the 2021 Senior Notes due 2029 and the 2018 Senior Notes due 2026, all classified as long-term debt. There were no borrowings under the 2016 Credit Agreement at October 2, 2021 as all amounts outstanding had been prepaid with proceeds from the issuance of the 2021 Senior Notes due 2029. The fair value of borrowings under the 2016 Credit Agreement due 2022 approximated its carrying value due to its variable-rate nature, and was approximately $54.0 million as of January 2, 2021, compared to a principal outstanding value of $54.0 million. The fair value of the 2021 Senior Notes due 2029 is based on debt with similar terms and characteristics and was approximately $579.3 million as of October 2, 2021, compared to a principal outstanding value of $575.0 million, which represents the 2021 Senior Notes due 2029, and the fair value was approximately $387.8 million as of January 2, 2021, compared to a principal outstanding value of $365.0 million, which represents the 2018 Senior Notes due 2026, including the First Add-On Notes. Fair values were determined based on observed trading prices of our debt between domestic financial institutions, which we consider to be a Level 2 input.

Items Measured at Fair Value on a Recurring Basis

The following are measured in the condensed consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	October 2,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$8,151	$—	$8,151	$—
MTP contracts	6,766	—	6,766	—
	$14,917	$—	$14,917	$—

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	January 2,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$3,190	$—	$3,190	$—
MTP contracts	421	—	421	—
	$3,611	$—	$3,611	$—

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

We record our MTP hedge contracts at fair value, based on the Platts MW US Transaction price per pound assessment, which has been a benchmark for decades in the North American aluminum industry. Platts surveys the North American market daily to capture trades, bids and offers on a delivered Midwest basis. Data is normalized to reflect the typical price per pound between the largest number of market participants, for delivery within 7 to 30 days from date of publication, net-30-day payment terms, for typical order quantities, chemistries and freight allowances. The survey is extensive and encompasses both domestic and offshore producers, traders and brokers that are varied in scope. Based on the extensive nature of this pricing mechanism, we believe the Platts MW US Transaction price at any time represents a contract’s exit price to be used for purposes of determining fair value.

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

At October 2, 2021, the fair value of our aluminum forward contracts was in an asset position of $8.2 million. We had 22 outstanding forward contracts for the purchase of 27.2 million pounds of aluminum through December 2022, at an average price of $0.99 per pound, which excludes the Midwest premium, with maturity dates of between one month and fifteen months. At October 2, 2021, the fair value of our MTP contracts was in an asset position of $6.8 million. We had 18 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 35.0 million pounds of aluminum through December 2022, at an average price of $0.12 per pound, with maturity dates of between one month and fifteen months. We assessed the risk of non-performance of the Company and our counterparty to these contracts, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of October 2, 2021.

We assess the effectiveness of our aluminum forward and MTP contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of income, net, recognized in the “accumulated other comprehensive income (loss)” line item in the accompanying condensed consolidated balance sheet as of October 2, 2021, that we expect will be reclassified to earnings within the next twelve months, is approximately $13.2 million.

The fair values of our aluminum hedges and MTP contracts are classified in the accompanying condensed consolidated balance sheets at October 2, 2021 and January 2, 2021, as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	October 2, 2021		October 2, 2021
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$7,374	Accrued liabilities	$—
MTP contracts	Other current assets	5,875	Accrued liabilities	—
Aluminum contracts	Other assets	777	Other liabilities	—
MTP contracts	Other assets	891	Other liabilities	—
Total derivative instruments	Total derivative assets	$14,917	Total derivative liabilities	$—

	Derivative Assets		Derivative Liabilities
	January 2, 2021		January 2, 2021
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$3,243	Accrued liabilities	$(28)
MTP contracts	Other current assets	423	Accrued liabilities	(24)
Aluminum contracts	Other assets	—	Other liabilities	(25)
MTP contracts	Other assets	26	Other liabilities	(4)
Total derivative instruments	Total derivative assets	$3,692	Total derivative liabilities	$(81)

The ending accumulated balance for the aluminum forward and MTP contracts included in accumulated other comprehensive income (losses), net of tax, was an accumulated other comprehensive income of $11.2 million as of October 2, 2021, and was an accumulated other comprehensive income of $2.7 million at January 2, 2021. The income tax effects of accumulated comprehensive income (losses) are released as amounts are reclassified out of accumulated comprehensive income (losses) at the income tax rate used at the time those income tax effects were provided, which generally represents our blended statutory income tax rate.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three and nine months ended October 2, 2021 and October 3, 2020 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Three Months Ended			Three Months Ended
	October 2,	October 3,		October 2,	October 3,
	2021	2020		2021	2020

Aluminum contracts	$4,194	$1,452	Cost of sales	$4,271	$(680)

MTP contracts	$2,355	$111	Cost of sales	$2,425	$148

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Nine Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2021	2020		2021	2020

Aluminum contracts	$13,385	$(2,152)	Cost of sales	$8,423	$(2,798)

MTP contracts	$10,525	$32	Cost of sales	$4,181	$61

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the components of accumulated other comprehensive income (loss) for the three and nine months ended October 2, 2021 and October 3, 2020 (in thousands):

Three months ended October 2, 2021	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at July 3, 2021	$6,191	$5,139	$11,330
Change in fair value of derivatives	4,194	2,355	6,549
Amounts reclassified from accumulated other comprehensive income	(4,271)	(2,425)	(6,696)
Tax effect	20	17	37
Net current-period other comprehensive loss	(57)	(53)	(110)
Balance at October 2, 2021	$6,134	$5,086	$11,220

Nine months ended October 2, 2021	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at January 2, 2021	$2,403	$317	$2,720
Change in fair value of derivatives	13,385	10,525	23,910
Amounts reclassified from accumulated other comprehensive income	(8,423)	(4,181)	(12,604)
Tax effect	(1,231)	(1,575)	(2,806)
Net current-period other comprehensive income	3,731	4,769	8,500
Balance at October 2, 2021	$6,134	$5,086	$11,220

Three months ended October 3, 2020	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at July 4, 2020	$(1,352)	$6	$(1,346)
Change in fair value of derivatives	1,452	111	1,563
Amounts reclassified from accumulated other comprehensive loss	680	(148)	532
Tax effect	(533)	9	(524)
Net current-period other comprehensive income	1,599	(28)	1,571
Balance at October 3, 2020	$247	$(22)	$225

Nine months ended October 3, 2020	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at December 28, 2019	$(238)	$-	$(238)
Change in fair value of derivatives	(2,152)	32	(2,120)
Amounts reclassified from accumulated other comprehensive loss	2,798	(61)	2,737
Tax effect	(161)	7	(154)
Net current-period other comprehensive income	485	(22)	463
Balance at October 3, 2020	$247	$(22)	$225

NOTE 16. SEGMENTS

We have two reportable segments: the Southeast segment and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of sales from our facilities in Florida, including the net sales of our Eco Acquisition. The Western reporting segment, also an operating segment, is composed of the results of WWS.

Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) from operations basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”), with oversight by the Board of Directors. Total asset information by segment is not included herein as asset information by segment is not presented to or reviewed by the CODM. The following table represents summary financial data attributable to our operating segments for the three and nine months ended October 2, 2021 and October 3, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Net sales:
Southeast segment	$255,170	$203,741	$731,257	$560,241
Western segment	45,261	34,292	125,766	100,779

Total net sales	$300,431	$238,033	$857,023	$661,020

Income from operations:
Southeast segment	$20,713	$25,739	$54,977	$70,277
Western segment	4,895	4,538	16,091	7,401
Impairment of trade name (1)	—	—	—	(8,000)
Restructuring costs and charges (2)	—	(321)	—	(4,227)

Total income from operations	25,608	29,956	71,068	65,451

Interest expense, net	7,686	6,954	22,968	20,979
Debt extinguishment costs	25,472	—	25,472	—

Total income (loss) before income taxes	$(7,550)	$23,002	$22,628	$44,472

(1)
For the nine months ended October 3, 2020, the Western segment loss from operations includes $8.0 million relating to the WWS trade name.
(2)
For the nine months ended October 3, 2020, the restructuring costs and charges of $4.2 million relates to Southeast segment, including an adjustment of $0.3 million incurred and disbursed in the three months ended October 3, 2020.

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

The Company calculates the redemption value of the non-controlling interest on a quarterly basis using a 10-multiple of TTM EBITDA as determined in accordance with the agreement as described above. After giving effect to the change from the net income (loss) attributable to the redeemable non-controlling interest, the redeemable non-controlling interest is adjusted to accreted value using the effective interest method based on its currently calculated future redemption value. Any accretion adjustment in the current reporting period of the redeemable non-controlling interest is offset against retained earnings and impacts earnings used in the calculation of earnings per share attributable to common shareholders in the reporting period.

Based on the formula in the operating agreement governing this transaction, the future redemption value of the redeemable non-controlling interest was estimated to be $57.5 million, which we accreted to $34.6 million as of October 2, 2021.

The following table presents the changes in the Company’s redeemable non-controlling interest for the period presented:

Nine Months Ended
October 2,
(in thousands)	2021
Balance at beginning of period	$—
Redeemable non-controlling interest in Eco at initially estimated fair value	28,464
Net income attributable to redeemable non-controlling interest	1,656
Change in value of redeemable non-controlling interest	4,528
Balance at end of period	$34,648

NOTE 18. SUBSEQUENT EVENT

On October 25, 2021, Western Window Holding LLC (“Buyer”), a Delaware limited liability company and indirect wholly owned subsidiary of the Company, completed its previously announced acquisition (the “Anlin Acquisition”) of substantially all of the assets, properties and rights owned, used or held for use in the business, as operated by Anlin Industries, a California corporation (“Seller” or "Anlin"), of manufacturing vinyl windows and doors for the replacement market and the new construction market, other than certain expressly excluded assets, pursuant to that certain Asset Purchase Agreement ("APA") dated as of September 1, 2021 (the “Purchase Agreement”), by and among the Company, as guarantor, Buyer and Seller. Anlin is headquartered in Clovis, CA and is recognized by dealers and customers as a top western region brand in the vinyl replacement windows and doors market and will operate under the Western Business Unit of PGT Innovations.

The aggregate purchase price at closing paid for the Seller’s assets, which includes assets typical to the operations of the business including accounts receivable, inventories, property and equipment, as well as intangibles assets which we expect will include one or more Anlin trade names, customer relationships, developed technology, and possibly other yet to be identified intangible assets, and which we expect to engage a third-party valuation firm to assist with the valuation of such assets, was approximately $113.5 million, subject to certain adjustments as set forth in the APA, and earnout payments of up to approximately $12.6 million in aggregate, payable in two installments on or prior to March 31 of 2022 and 2023, respectively, subject to certain adjustments. The purchase price is subject to a post-closing true-up mechanism as set forth in the Purchase Agreement, which is expected to be determined within approximately ninety days from the date of the closing of the Acquisition. The Anlin Acquisition was financed with net proceeds remaining from the issuance of the $575.0 million 4.375% 2021 Senior Notes due 2029, after redemption of the $425.0 million 6.75% 2018 Senior Notes due 2026, along with its $21.5 million call premium paid, repayment of $54.0 million term loan, and payments of other acquisition-related costs, and proceeds of $60.0 million provided by the Term A Loan under the Fourth Amendment of our 2016 Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2021, as filed with the Securities and Exchange Commission. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Note Regarding Forward-Looking Statements and elsewhere throughout this Quarterly Report, as well as the factors described in our Annual Report on Form 10-K for the year ended December 31, 2020, and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors." Our actual results could differ materially from those discussed in the forward-looking statements.

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
•
the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, our recent acquisitions, including Anlin, NewSouth and our Eco Acquisition;
•
our level of indebtedness, which increased in connection with our acquisition of NewSouth, and increased further in connection with our Eco Acquisition, and the acquisition of Anlin;
•
increases in bad debt owed to us by our customers in the event of a downturn in the home repair and remodel or new home construction channels in our core markets and our inability to collect such debt;
•
the risks that the anticipated cost savings, synergies, revenue enhancement strategies and other benefits expected from our acquisition of NewSouth, and of Anlin, and from our Eco Acquisition may not be fully realized or may take longer to realize than expected or that our actual integration costs may exceed our estimates;
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

•
in addition to our acquisition of NewSouth, and of Anlin, and our Eco Acquisition, our ability to successfully integrate businesses we may acquire in the future, or that any business we acquire may not perform as we expected at the time we acquired it; and
•
the other risks and uncertainties discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, and under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2021 and our other filings with the Securities and Exchange Commission.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

EXECUTIVE OVERVIEW

Sales and Operations

During the third quarter of 2021, we experienced increases in sales at both our Southeast and Western segments, as demand in our key markets of Florida continued to increase, and in the strong order entries we reported in prior quarters have translated into higher shipments in the 2021 third quarter. We believe this increased demand is being driven by improved economic conditions in 2021 and our markets in California have gained momentum since COVID restrictions were lifted, and our Texas and Arizona markets continued to strengthen. We continue to see strong demand in both our new construction and repair and remodel channels in the Southeast regions which showed strong demand as compared to the challenging conditions of 2020 which were a result of the Pandemic. This strength has been seen in both our legacy brands and our 2021 Eco acquisition. Our sales increased due to the inclusion of the net sales of our acquisition of Eco by $25 million in the third quarter of 2021. Strength in the housing sector and improving economic conditions in our key markets in the southeast and west U.S. continued to drive solid order entry as year-over-year orders were up 5% in the third quarter of 2021 compared to last year’s third quarter, which included year-over-year order growth of 31% in our Western market, resulting in a 141% increase in backlog as of the end of the third quarter of 2021 compared to the third quarter of 2020. Legacy Southeast business unit order entry decreased 8% year-over-year, as orders in the 2020 third quarter included the benefit of a then post-COVID sales promotion. However, legacy Southeast backlog was still up 69% as of the end of the 2021 third quarter compared to last year's third quarter.

We are optimistic that we will see this growth we have experienced continue in 2022, and we continue to make strides in investing in the resources necessary to meet this increasing demand, and face the headwinds from the pressure on our margins due to recruiting, training and workforce retention costs. Additionally, aluminum spot prices have increase significantly throughout the year, which leaves the unhedged portions of our expected aluminum usage exposed to the volatility of changing aluminum prices, as well as the increases in prices we have experienced in many of our other material costs, including glass, vinyl, hardware and supplier-based surcharges. As a result of these headwinds, we announced a 3% surcharge in Florida for all existing and future orders that took effect in November 2021 to help offset these costs, which we believe will begin benefiting gross margin immediately and will continue to benefit gross margin as we move through the completion of our 2021 fiscal year. Additionally, we announced an additional , Additionally, we announced another 6% to 12% price increase for new orders beginning November 1, 2021, that we expect to begin to impact our results beginning in 2022 due to our lead times.

Because we believe housing demand in the United States will continue to be solid, we have determined to maintain our 2021 full-year sales guidance range of $1.10 billion to $1.20 billion, which was as of August 12, 2021. This range includes our Eco Acquisition from the date of our investment of February 1, 2021 at 100% of its sales.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of operations as a percentage of total net sales for the periods indicated. The three-month periods ended October 2, 2021 and October 3. 2020 are composed of 13 weeks. The nine-month period ended October 2, 2021 is composed of 39 weeks, whereas the nine-month period ended October 3, 2020 is composed of 40 weeks (in thousands, except percentages):

	Three Months Ended
	October 2,		October 3,
	2021		2020
	(unaudited)
Net sales	$300,431	100.0%	$238,033	100.0%
Cost of sales	196,228	65.3%	151,097	63.5%
Gross profit	104,203	34.7%	86,936	36.5%
Selling, general and administrative expenses	78,595	26.2%	56,659	23.8%
Restructuring costs and charges	—	-	321	0.1%
Income from operations	25,608	8.5%	29,956	12.6%
Interest expense, net	7,686	2.6%	6,954	2.9%
Debt extinguishment costs	25,472	8.5%	-	-
Income (loss) before income taxes	(7,550)	(2.5)%	23,002	9.7%
Income tax expense (benefit)	(2,410)	(0.8)%	5,680	2.4%
Net income (loss)	(5,140)	(1.7)%	17,322	7.3%
Less: Net income attributable to redeemable non-controlling interest	(677)	(0.2)%	—	-
Net income (loss) attributable to the Company	$(5,817)	(1.9)%	$17,322	7.3%

	Nine Months Ended
	October 2,		October 3,
	2021		2020
	(unaudited)
Net sales	$857,023	100.0%	$661,020	100.0%
Cost of sales	561,849	65.6%	418,494	63.3%
Gross profit	295,174	34.4%	242,526	36.7%
Selling, general and administrative expenses	224,106	26.1%	164,848	24.9%
Impairment of trade name	—	-	8,000	1.2%
Restructuring costs and charges	—	-	4,227	0.6%
Income from operations	71,068	8.3%	65,451	9.9%
Interest expense, net	22,968	2.7%	20,979	3.2%
Debt extinguishment costs	25,472	3.0%	—	-
Income before income taxes	22,628	2.6%	44,472	6.7%
Income tax expense	4,260	0.5%	9,351	1.4%
Net income	18,368	2.1%	35,121	5.3%
Less: Net income attributable to redeemable non-controlling interest	(1,656)	(0.2)%	—	-
Net income attributable to the Company	16,712	2.0%	35,121	5.3%
Change in redemption value of redeemable non-controlling interest	(4,528)	(0.5)%	—	-
Net income attributable to common shareholders	$12,184	1.4%	$35,121	5.3%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 2, 2021 AND OCTOBER 3, 2020

The three-month periods ended October 2, 2021 and October 3, 2020 are composed of 13 weeks each.

Net sales

	Three Months Ended
	October 2, 2021		October 3, 2020
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$255.2	84.9%	$203.7	85.6%	25.2%
Western segment	45.2	15.1%	34.3	14.4%	32.0%

Total net sales	$300.4	100.0%	$238.0	100.0%	26.2%

Net sales for the third quarter of 2021 were $300.4 million, a $62.4 million, or 26.2%, increase in sales, from $238.0 million in the third quarter of the prior year.

Net sales of our Southeast segment were $255.2 million in the third quarter of 2021, compared with $203.7 million in the 2020 third quarter, an increase of $51.5 million, or 25.2%. Southeast segment sales in the third quarter of 2021 includes $24.7 million from our acquisition of our 75% ownership stake in Eco in the first quarter of 2021. Net sales of our Western segment were $45.2 million in the third quarter of 2021, compared with $34.3 million in the third quarter of 2020, an increase of $10.9 million, or 32.0%. Sales of our Western segment are composed of the sales of WWS, including sales from our CRi Acquisition, which totaled $4.1 million in the 2021 third quarter.

The $62.4 million increase in net sales for the third quarter of 2021 was primarily driven by organic growth, and the effects of the recovery from the Pandemic, at both our Southeast and Western segments, and the inclusion in the third quarter of 2021 of the net sales of our acquisition of Eco. Net sales of our Southeast segment for the third quarter of 2021, excluding the sales of Eco of $24.7 million, increased $26.8 million, or 13.2% as compared to the third quarter of 2020. We believe the organic increase in sales of our Southeast segment is due to a resumption of demand for our products in both the new construction and repair and remodel markets that approached the pre-Pandemic strength that existed in early 2020. Our NewSouth direct-to-consumer brand also experienced solid organic growth in the 2021 third quarter, compared to last year’s third quarter. Our Western segment experienced strong growth in the third quarter of 2021, compared to the 2020 second quarter, which we believe continued to see a strengthening housing market in the western United States that began in late 2020, but also as the effects of the Pandemic, which appeared to be more pronounced in the West, lessened in the 2021 second quarter compared to last year. Sales of our Western segment include the increase from our CRi Acquisition, which totaled $4.1 million in the 2021 third quarter.

Gross profit and gross margin

Gross profit was $104.2 million in the third quarter of 2021, an increase of $17.3 million, or 19.9%, from $86.9 million in the third quarter of 2020. Our gross margin was 34.7% in the third quarter of 2021, compared to 36.5% in the prior year third quarter. During the third quarter of 2021, in response to increasing demand and a resulting increase in our backlog of orders, we determined to increase our manufacturing headcount across our Florida operations. While this increase in headcount positions us to better respond to increasing demand through higher production rates, it also required additional investments in training and onboarding of the new members of our manufacturing team to maintain our high standards for safety and quality as new members gain experience in their new roles. These incremental investments resulted in a reduction in gross margin in the 2021 third quarter as compared to the third quarter of 2020. Gross margin was also negatively impacted by inflationary conditions on materials, labor and material delivery costs, which continued into the third quarter of 2021 from the 2021 second quarter. Earlier this year, we announced price increases to attempt to offset these inflationary conditions, which we expect will begin to offset these cost impacts during our 2021 second half. We also implemented a 3% surcharge on all existing orders in Florida which took effect in November 2021 to immediately address these rising operating costs which we believe began benefiting gross margin in the late third quarter of 2021 and will continue to benefit gross margin as we move through the completion of our 2021 fiscal year. Additionally, we announced another 6% to 12% price increase for new orders beginning November 1, 2021, that we anticipate our results in the beginning of 2022. Gross margin in the third quarter of 2021 benefited from improved operating efficiencies in our Western segment, and the addition of and accretion from our acquisitions of Eco and CRi.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $78.6 million in the third quarter of 2021, an increase of $21.9 million, from $56.7 million in the third quarter of 2020. SG&A in the third quarter of 2021 was 26.2% of net sales, compared to 23.8% of net sales in the third quarter of 2020. The increase in SG&A is partially due to the inclusion of SG&A from our second quarter 2021 acquisition of Eco, which totaled $6.5 million. Excluding the SG&A of $6.5 million, and sales of Eco of $24.7 million, SG&A as a percentage of sales would be 26.2%.

Additionally, there were increases compared to the third quarter of 2020 in several other categories, including Anlin Acquisition costs, which totaled $1.0 million, higher pandemic-response and inefficiency costs in the third quarter of 2021 compared to the third quarter of 2020 due to the 2021 Delta variant resurgence, depreciation, stock-based compensation, as well as additional costs from investing in our strategic selling and marketing initiatives, as well as higher distribution costs on increased sales levels.

Restructuring costs and charges

In April 2020, the Company’s management approved a plan to consolidate its manufacturing operations in Florida, which included exiting our manufacturing facility in Orlando, Florida, where our WinDoor and Eze-Breeze products were assembled and relocate the manufacturing of those products to our Venice and Tampa, Florida plants, respectively. We ceased production at the Orlando facility during June 2020. As a result of this consolidation, we recorded restructuring costs and charges totaling $0.3 million in the three months ended October 3, 2020.

Income from operations

Income from operations was $25.6 million in the third quarter of 2021, a decrease of $4.4 million, from $30.0 million in the third quarter of 2020. Income from operations in the third quarter of 2021 includes $20.7 million from our Southeast segment and nearly $4.9 million from our Western segment, compared to $25.7 million and $4.5 million from our Southeast and Western segments, respectively, in the third quarter of 2020, all after allocation of corporate operating costs in both periods, but also included a restructuring costs and charges adjustment of $0.3 million relating to our Florida plant consolidation taken in the 2020 third quarter relating to our Southeast segment.

The decrease in income from operations was related to the benefit from the leverage from higher sales in the third quarter of 2021 compared to last year’s third quarter, as well as the benefits of the continued efficiency improvements at our Western segment, being more than offset by rising costs for materials in both aluminum and glass, including the increasing costs of distribution being passed onto us by our vendors, and the continuing costs of attracting, training and retaining an experienced labor force.

In the third quarter of 2021 compared to last year’s third quarter, we experienced efficiency improvements at our Western segment which benefitted income from operations in the third quarter of 2021 compared to the third quarter of 2020. However, during the first half of 2021, in response to increasing demand and a resulting increase in our backlog of orders, especially in the southeast, we determined to increase our manufacturing headcount across our Florida operations. While this increase in headcount positions us to better respond to increasing demand through higher production rates, it also required additional investments in training and onboarding of the new members of our manufacturing team to maintain our high standards for safety and quality as new members gain experience in their new roles. These incremental investments resulted in a reduction in operating income in the third quarter of 2021 as compared to the third quarter of 2020, especially in the southeast. Operating income was also negatively impacted by inflationary conditions on materials, labor and material delivery costs, which continued to be prevalent in the third quarter of 2021. Earlier this year, we announced price increases to attempt to offset these inflationary conditions, which we expect will begin to offset these cost impacts later in 2021. We also implemented a 3% surcharge on all existing orders in Florida which took effect in November 2021 to immediately address these rising operating costs which we believe began benefiting operating income in the late third quarter of 2021, and will continue to benefit operating income as we move through the completion of our 2021 fiscal year. Additionally, we announced another 6% to 12% price increase for new orders beginning November 1, 2021, that we anticipate impacting our results in the beginning of 2022. Income from operations in the first nine months of 2021 also includes the operating profits of our February 1, 2021, Eco acquisition, and May 2, 2021 CRi acquisition.

Income from operations in the third quarter of 2021 also includes the operating profits of both our Eco and CRi acquisitions.

Interest expense, net

Interest expense was $7.7 million in the third quarter of 2021, an increase of $0.7 million, or 10.5%, from $7.0 million in the third quarter of 2020. Interest expense in the third quarter of 2021 includes an increase in interest expense due to the issuance of the Second Additional Senior Notes totaling $60.0 million effective on January 25, 2021, which we used to finance a portion of the purchase price for our investment in Eco. This increase was partially offset by a decrease in interest costs relating to the amortization of the $3.3 million premium we received on the Second Additional Senior Notes.

While the redemption of the $425.0 million of 6.75% 2018 Senior Notes due 2026, with the $575.0 million of 4.375% 2021 Senior Notes due 2029 will be expected to impact interest expense in future periods, the lateness of such actions in the 2021 third quarter did not have a significant impact on interest expense, net, in the third quarter of 2021 compares to the third quarter of 2020.

Debt Extinguishment Costs

Debt extinguishment costs totaled $25.5 million in the three months ended October 2, 2021. On September 24, 2021, we completed the issuance of $575.0 million aggregate principal amount of 4.375% 2021 Senior Notes due 2029, issued at 100% of their principal amount. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs and prepayment call premium discussed further below, prepay the outstanding term loan borrowings under the 2016 Credit Agreement of $54.0 million and the related fees and costs, and finance the Anlin Acquisition. See Note 18, Subsequent Event, for a discussion of the Anlin Acquisition. Redemption in-full of the $425.0 million of 2018 Senior Notes due 2026, including accrued and unpaid interest through September 27, 2021, also included a pre-payment call premium of 105.063% of face value, which totaled $21.5 million and is classified as debt extinguishment costs in the accompanying condensed consolidated statement of operations for the three months ended October 2, 2021. The remainder of debt extinguishment costs of $4.0 million is composed of $9.4 million of unamortized third-party deferred costs and lender fees relating to the 2021 Senior Notes due 2026, including the First and Second Add-On Notes, offset by $5.4 million of unamortized premiums we received from the First and Second Add-On Notes.

Income tax expense

We had an income tax benefit of $2.4 million for the three months ended October 2, 2021, compared with an income tax expense of $5.7 million for the three months ended October 3, 2020. Our effective tax rate for the three months ended October 2, 2021, was a benefit rate of 31.9%, and was an expense rate of 24.7% for the three months ended October 3, 2020. Our income tax expense for the three months ended October 2, 2021 includes $449 thousand relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three months ended October 2, 2021 and October 3, 2020 include discrete items of income tax benefit relating to excess tax benefits from the exercises of stock options and lapses of restrictions on stock awards, which totaled $14 thousand in the three months ended October 2, 2021, and zero in the three months ended October 3, 2020. Other discrete items included in both periods include true-ups of research and development tax credit estimates to actual tax credits claimed, and other tax return filing related true-ups. Excluding discrete items of income tax, the effective tax rates for the three months ended October 2, 2021, and October 3, 2020, would have been an income tax benefit rate of 30.8% and an income tax expense rate of 24.7%, respectively.

In September 2021, the state of Florida announced that the corporate income tax rate for the 2021 tax year was being lowered from its current level of 4.458% to 3.535%. As such, we have adjusted our annual effective tax rate for 2021 to include an estimated combined statutory federal and state rate of 24.2% from its previous estimate of 24.7%.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for the three months ended October 2, 2021, was $0.7 million and represents the share of the net income of Eco for the period, attributable to the 25% interest of Eco not acquired by the Company. There was no redeemable non-controlling interest in the third quarter of 2020.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 2, 2021 AND OCTOBER 3, 2020

The nine-month period ended October 2, 2021 is composed of 39 weeks, whereas the nine-month period ended October 3, 2020 was composed of 40 weeks. We do not believe that this difference significantly affects comparability of the following results of operations.

Net sales

	Nine Months Ended
	October 2, 2021		October 3, 2020
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$731.2	85.3%	$560.2	84.7%	30.5%
Western segment	125.8	14.7%	100.8	15.3%	24.8%

Total net sales	$857.0	100.0%	$661.0	100.0%	29.7%

Net sales for the first nine months of 2021 were $857.0 million, a $196.0 million, or 29.7%, increase in sales, from $661.0 million in the first nine month of the prior year.

Net sales of our Southeast segment were $731.2 million in the first nine months of 2021, compared with $560.2 million in the 2020 first nine months, an increase of $171.0 million, or 30.5%. Southeast segment sales in the first nine month of 2021 includes $64.3 million from our acquisition of Eco. Net sales of our Western segment were $125.8 million in the first nine months of 2021, compared with $100.8 million in the first nine months of 2020, an increase of $25.0 million, or 24.8%. Sales of our Western segment are composed of the sales of WWS, including sales from our CRi Acquisition, which totaled $7.2 million in the 2021 first nine months.

The $196.0 million increase in net sales for the first nine of 2021 was primarily driven by organic growth, and the effects of the recovery from the Pandemic, at both our Southeast and Western segments, and the inclusion in the first nine months of 2021 of the net sales of our acquisition of Eco. Net sales of our Southeast segment for the first nine of 2021, excluding the sales of Eco of $64.3 million, increased $106.7 million, or 19.0% as compared to the first nine months of 2020. We believe the organic increase in sales of our Southeast segment is due to a resumption of demand for our products in both the new construction and repair and remodel markets that approached the pre-Pandemic strength that existed in early 2020. Our NewSouth direct-to-consumer brand also experienced solid organic growth in the 2021 first nine months, compared to last year’s first nine months. Our Western segment experienced strong growth in the first nine months of 2021, compared to the 2020 first nine months, which we believe continued to see a strengthening housing market in the western United States that began in late 2020, but also as the effects of the Pandemic, which appeared to be more pronounced in the West, lessened in 2021 compared to last year. Sales of our Western segment include the increase from our CRi Acquisition, which totaled $7.2 million in the five-month post-acquisition period in 2021.

Gross profit and gross margin

Gross profit was $295.2 million in the first nine months of 2021, an increase of $52.6 million, or 21.7%, from $242.5 million in the first nine months of 2020. Our gross margin was 34.4% in the first nine month of 2021, compared to 36.7% in the prior year first nine months. During the second quarter of 2021, in response to increasing demand and a resulting increase in our backlog of orders, we determined to increase our manufacturing headcount across our Florida operations. While this increase in headcount positions us to better respond to increasing demand through higher production rates, it also required additional investments in training and onboarding of the new members of our manufacturing team to maintain our high standards for safety and quality as new members gain experience in their new roles. These incremental investments resulted in a reduction in gross margin in the first nine months of 2021 as compared to the first nine months of 2020. Gross margin was also negatively impacted by inflationary conditions on materials, labor and material delivery costs, which continued to be prevalent in the first nine months of 2021. Earlier this year, we announced price increases to attempt to offset these inflationary conditions, which we expect will begin to offset these cost impacts later during our 2021 second half. We also implemented a 3% surcharge on all existing orders in Florida which took effect in November 2021 to immediately address these rising operating costs which we believe began benefiting gross margin in the late third quarter of 2021 and will continue to benefit gross margin as we move through the completion of our 2021 fiscal year. Additionally, we announced another 6% to 12% price increase for new orders beginning November 1, 2021, that we anticipate our results in the beginning of 2022. Gross margin in the first nine months of 2021 benefited from improved operating efficiencies in our Western segment, and the addition of and accretion from our acquisitions of Eco and CRi.

Selling, general and administrative expenses

SG&A expenses were $224.1 million in the first nine months of 2021, an increase of $59.3 million, from $164.8 million in the first nine months of 2020. SG&A in the first nine months of 2021 was 26.1% of net sales, compared to 24.9% of net sales in the first nine months of 2020. The increase in SG&A is partially due to the inclusion of SG&A from our acquisition of Eco in the 2021 first nine months, which totaled $15.8 million. Excluding the SG&A of $15.8 million of ECO SG&A in the first nine months of 2021, and sales of Eco of $64.3 million, SG&A as a percentage of sales would be 26.3%.

Additionally, there were increases compared to the third quarter of 2020 in several other categories, including Anlin Acquisition costs, which totaled $1.0 million, additional pandemic-response and inefficiency costs in the third quarter of 2021 due to the 2021 Delta variant resurgence, depreciation, stock-based compensation, as well as additional costs from investing in our strategic selling and marketing initiatives, as well as higher distribution costs on increased sales levels.

Impairment of trade name

There was an impairment of our WWS trade name of $8.0 million in the nine months ended October 3, 2020. Following an increase in net sales of 14.3% in the first quarter of 2020, compared to the first quarter of 2019, net sales at our WWS reporting unit decreased 19.3% in the second quarter of 2020 compared to the 2019 second quarter. As a result of this decrease in net sales, as well as continued deterioration in macro-economic conditions in our core western markets relating to the Pandemic, we determined to complete an interim impairment test of our WWS trade name as of October 3, 2020, which included decreases in modeling assumptions for net sales of our WWS reporting unit for our 2020 and 2021 fiscal years. Based on our revised modeling, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million in the first nine months of 2020.

Restructuring costs and charges

In April 2020, the Company’s management approved a plan to consolidate its manufacturing operations in Florida, which included exiting our manufacturing facility in Orlando, Florida, where our WinDoor and Eze-Breeze products were assembled and relocate the manufacturing of those products to our Venice and Tampa, Florida plants, respectively. We ceased production at the Orlando facility during June 2020. As a result of this consolidation, we recorded restructuring costs and charges totaling $4.2 million in the first nine months ended October 3, 2020.

Income from operations

Income from operations was $71.1 million in the first nine months of 2021, an increase of $5.6 million, from $65.5 million in the first nine months of 2020. Income from operations in the first nine months of 2021 includes $55.0 million from our Southeast segment and $16.1 million from our Western segment, compared to $70.3 million and $7.4 million from our Southeast and Western segments, respectively, in the first nine months of 2020, all after allocation of corporate operating costs in both periods, but also included an impairment charge of $8.0 million relating to our WWS trade name of our Western segment, and restructuring costs and charges of $4.2 million relating to our Florida plant consolidation actions taken in the 2020 first nine months relating to our Southeast segment. The increase in income from operations was also related to leverage from higher sales in the first nine months of 2021 compared to last year’s first nine months, as well as continued efficiency improvements at our Western segment. However, during the second quarter of 2021, in response to increasing demand and a resulting increase in our backlog of orders, we determined to increase our manufacturing headcount across our Florida operations. While this increase in headcount positions us to better respond to increasing demand through higher production rates, it also required additional investments in training and onboarding of the new members of our manufacturing team to maintain our high standards for safety and quality as new members gain experience in their new roles. These incremental investments resulted in a reduction in operating income in the first nine months of 2021 as compared to the first nine months of 2020. Operating income was also negatively impacted by inflationary conditions on materials, labor and material delivery costs, which continued to be prevalent in the first nine months of 2021. Earlier this year, we announced price increases to attempt to offset these inflationary conditions, which we expect will begin to offset these cost impacts later in our 2021 second half. We also implemented a 3% surcharge on all existing orders in Florida which took effect in November 2021 to immediately address these rising operating costs which we believe began benefiting operating income in the late third quarter of 2021, and will continue to benefit operating income as we move through the completion of our 2021 fiscal year. Additionally, we announced another 6% to 12% price increase for new orders beginning November 1, 2021, that we anticipate impacting our results in the beginning of 2022. Income from operations in the first nine months of 2021 also includes the operating profits of our February 1, 2021, Eco acquisition, and May 2, 2021 CRi acquisition.

Interest expense, net

Interest expense was $23.0 million in the first nine months of 2021, an increase of $2.0 million, or 9.5%, from $21.0 million in the first nine months of 2020. Interest expense in the first nine months of 2021 includes an increase in interest expense due to the issuance of the Second Additional Senior Notes totaling $60.0 million effective on January 25, 2021, which we used to finance a portion of the purchase price for our investment in Eco. This increase was partially offset by a decrease in interest costs relating to the amortization of the $3.3 million premium we received on the Second Additional Senior Notes.

While the redemption of the $425.0 million of 6.75% 2018 Senior Notes due 2026, with the $575.0 million of 4.375% 2021 Senior Notes due 2029 will be expect to impact interest expense in future periods, the lateness of such actions in the 2021 third quarter did not have a significant impact on interest expense, net, in the third quarter of 2021 compares to the third quarter of 2020.

Debt Extinguishment Costs

Debt extinguishment costs totaled $25.5 million in the nine months ended October 2, 2021. On September 24, 2021, we completed the issuance of $575.0 million aggregate principal amount of 4.375% 2021 Senior Notes due 2029, issued at 100% of their principal amount. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs and prepayment call premium discussed further below, prepay the outstanding term loan borrowings under the 2016 Credit Agreement of $54.0 million and the related fees and costs, and finance the Anlin Acquisition. See Note 18, Subsequent Event, for a discussion of the Anlin Acquisition. Redemption in-full of the $425.0 million of 2018 Senior Notes due 2026, including accrued and unpaid interest through September 27, 2021, also included a pre-payment call premium of 105.063% of face value, which totaled $21.5 million and is classified as debt extinguishment costs in the accompanying condensed consolidated statement of operations for the nine months ended October 2, 2021. The remainder of debt extinguishment costs of $4.0 million is composed of $9.4 million of unamortized third-party deferred costs and lender fees relating to the 2021 Senior Notes due 2026, including the First and Second Add-On Notes, offset by $5.4 million of unamortized premiums we received from the First and Second Add-On Notes.

Income tax expense

Our income tax expense was $4.3 million for the nine months ended October 2, 2021, compared with income tax expense of $9.4 million for the nine months ended October 3, 2020. Our effective tax rate for the nine months ended October 2, 2021, was an expense rate of 18.8%, and was an expense rate of 21.0% for the nine months ended October 3, 2020. Our income tax expense for the nine months ended October 2, 2021 includes $1.2 million relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the nine months ended October 2, 2021 and October 3, 2020 include discrete items of income tax benefit relating to excess tax benefits from the exercises of stock options and lapses of restrictions on stock awards, which totaled $714 thousand in the nine months ended October 2, 2021, and $737 thousand in the nine months ended October 3, 2020. The nine-month period ended October 3, 2020 also included the benefit of a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, which totaled $553 thousand, net of its Federal tax effect. Other discrete items included in both periods include true-ups of research and development tax credit estimates to actual tax credits claimed, and other tax return filing related true-ups. Excluding discrete items of income tax, the effective tax rates for the nine months ended October 2, 2021, and October 3, 2020, would have been income tax expense rates of 21.9% and 24.6%, respectively.

In September 2021, the state of Florida announced that the corporate income tax rate for the 2021 tax year was being lowered from its current level of 4.458% to 3.535%. As such, we have adjusted our annual effective tax rate for 2021 to include an estimated combined statutory federal and state rate of 24.2% from its previous estimate of 24.7%.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for the nine months ended October 2, 2021, was $1.7 million and represents the share of the net income of Eco for the period, attributable to the 25% interest of Eco not acquired by the Company. There was no redeemable non-controlling interest in the first nine months of 2020.

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

The following table summarizes our cash flow results for the first nine months of 2021 and 2020:

	Components of Cash Flows
	Nine Months Ended
	October 2,	October 3,
(in millions)	2021	2020
Cash provided by operating activities	$19.8	$65.4
Cash used in investing activities	(132.0)	(105.1)
Cash provided by financing activities	126.6	41.8

Increase in cash and cash equivalents	$14.4	$2.1

Operating activities. Cash provided by operating activities during the first nine months of 2021 was $19.8 million, compared to cash provided of $65.4 million in the first nine months of 2020. The decrease in cash provided by operating activities for the first nine months of 2021, as compared to the first nine months of 2020, of $45.6 million, was due to the factors set forth in the table below.

Direct cash flows from operations for the first nine months of 2021 and 2020 are as follows:

	Direct Operating Cash Flows
	Nine Months Ended
	October 2,	October 3,
(in millions)	2021	2020
Collections from customers	$806.8	$651.7
Other collections of cash	9.5	3.7
Disbursements to vendors	(537.9)	(410.6)
Personnel related disbursements	(213.9)	(151.2)
Income taxes paid, net	(12.4)	(3.3)
Debt service payments	(32.4)	(24.8)
Other cash activity, net	0.1	(0.1)
Cash from operations	$19.8	$65.4

Inventory as of October 2, 2021, was $79.2 million, compared to $60.3 million at January 2, 2021, an increase of $18.9 million. Inventory at October 2, 2021 includes $7.3 million relating to our investment in Eco.

During the first nine months of 2021 we made payments of estimated taxes totaling $12.4 million, which included $8.3 million in Federal estimated income taxes with the remainder to various states, primarily Florida. During the three months ended October 3, 2020, we made payments of estimated Federal and state income taxes totaling $4.0 million. We made no payments of estimated Federal or state income taxes prior to the third quarter of 2020, as the deadlines for such payments to the United States government, and the majority of states in which we have nexus, which followed the payment deadline extension of the CARES Act, had been deferred until July 15, 2020. However, we received a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, which was $700 thousand, before Federal effect.

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

Investing activities. Cash used in investing activities was $132.0 million for the first nine months of 2021, compared to cash used in investing activities of $105.1 million for the first nine months of 2020, an increase in cash used in investing activities of $26.9 million.

Cash used to acquire businesses in the first nine months of 2021 totaled $106.5 million, which included $94.4 million to invest in Eco, and $12.1 million to acquire CRi, compared with cash used in the first nine months of 2020 to acquire NewSouth of $90.4 million. There was also an increase in cash used in investing activities due to an increase in capital expenditures of $10.3 million, which went from $15.4 million in the first nine months of 2020, to $25.7 million in the first nine months of 2021. Proceeds from the sales of assets was less than $0.2 million in the first nine months of 2021, compared to $0.7 million in the first nine months of 2020, a decrease in cash provided of $0.5 million.

In early 2020, management made the decision to decrease spending on a majority of capital projects as part of its cash preservation strategy due to the uncertainty around the Pandemic and its potential impact to the Company’s liquidity. By the end of 2020, the Company’s management had begun funding certain previously deferred capital projects in view of the increased order entry, sales, cash position and overall liquidity the Company experienced, and has continued to return capital spending to near pre-Pandemic levels.

Financing activities. Cash provided in financing activities was $126.6 million in the first nine months of 2021, compared to cash provided in financing activities of $41.8 million in the first nine months of 2020, an increase in cash provided of $84.8 million. In the first nine months of 2021, we issued $575.0 million in 4.375% 2021 Senior Notes due 2029, as well as the $60.0 million of Second Additional Senior Notes, including a premium of $3.3 million with the Second Additional Notes, which provided proceeds from issuances of senior notes in the nine months ended October 2, 2021 totaling $638.3 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, plus a pre-payment call premium of 105.063% of face value, which totaled $21.5 million, classified as debt extinguishment costs in the accompanying condensed consolidated statement of operations for the three and nine months ended October 2, 2021. We also prepaid the outstanding term loan borrowings under the 2016 Credit Agreement of $54.0 million. Proceeds of $63.3 million from the issuance of the $60.0 million in Second Additional Senior Notes, including a premium of $3.3 million, were used to partially fund our acquisition of Eco. In the first nine months of 2020, we issued the First Additional Senior Notes, which provided proceeds of $53.2 million, including a premium of $3.2 million. Proceeds from the issuance of the First Additional Senior Notes were used to partially fund our acquisition of NewSouth.

We paid financing costs totaling $10.4 million in the first nine months of 2021, including financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2021 Senior Notes due 2026 totaling $8.6 million, which included a 1.25% lender spread on the total principal value of the 2021 Senior Notes due 2029, or $7.2 million, and $1.4 million of other costs. We also paid $0.4 million in financing costs relating to the Fourth Amendment of the 2016 Credit Agreement. We also paid $1.4 million in the first nine months of 2021 related to the issuance of the Second Additional Senior Notes, compared to $1.3 million in the first nine month of 2020, related to the issuance of the First Additional Senior Notes. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $1.2 million in the first nine months of 2021, versus $0.8 million in the first nine months of 2020, an increase in cash used of $0.4 million. Proceeds from the exercises of stock options for the first nine months of 2021 was $0.1 million, compared to proceeds of $0.5 million in the first nine months of 2020, a decrease in cash provided from the exercise of stock options of $0.4 million. There were proceeds from stock issued under our 2019 Employee Stock Purchase Plan of $0.2 million during the first nine months of 2021, compared to $0.1 million during the first nine months of 2020.

Capital Resources and Debt Covenant

2021 Senior Notes due 2029

On September 24, 2021, we completed the issuance of $575.0 million aggregate principal amount of 4.375% senior notes (“2021 Senior Notes due 2029”), issued at 100% of their principal amount. The 2021 Senior Notes due 2029 are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future restricted subsidiaries, other than any restricted subsidiary of the Company that does not guarantee the existing senior secured credit facilities or any permitted refinancing thereof. The 2021 Senior Notes due 2029 are senior unsecured obligations of the Company and the guarantors, respectively, and rank pari passu in right of payment with all existing and future senior debt and senior to all existing and future subordinated debt of the Company and the guarantors. The 2021 Senior Notes due 2029 were offered under Rule 144A of the Securities Act, and in transactions outside the United States under Regulation S of the Securities Act, and have not been, and will not be, registered under the Securities Act.

The 2021 Senior Notes due 2029 mature on October 1, 2029. Interest on the 2021 Senior Notes due 2029 is payable semi-annually, in arrears, beginning on April 1, 2022, with interest accruing at a rate of 4.375% per annum from September 24, 2021. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2021 Senior Notes due 2026 totaling $8.6 million, which included a 1.25% lender spread on the total principal value of the 2021 Senior Notes due 2029, or $7.2 million, and $1.4 million of other costs, all of which are being amortized under the effective interest method. See “Deferred Financing Costs” below.

As of October 2, 2021, the face value of debt outstanding under the 2018 Senior Notes due 2026 was $575.0 million, and interest began accruing on September 24, 2021. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs and prepayment call premium discussed further below, prepay the outstanding term loan borrowings under the 2016 Credit Agreement of $54.0 million and the related fees and costs, and finance the Anlin Acquisition subsequent to the end of the third quarter of 2021. See Note 18, Subsequent Event, for a discussion of the Anlin Acquisition.

The indenture for the 2021 Senior Notes due 2029 gives us the option to redeem some or all of the 2021 Senior Notes due 2029 at the redemption prices and on the terms specified in the indenture governing the 2021 Senior Notes due 2029. The indenture governing the 2021 Senior Notes due 2029 does not require us to make any mandatory redemptions or sinking fund payments. However, upon the occurrence of a change of control, as defined in the indenture, the Company is required to offer to repurchase the notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. We also may make optional redemptions at various premiums including a make-whole call at the then current treasury rate plus 50 basis points prior to October 1, 2024, then 102.188% on or after August 1, 2021, 101.094% on or after August 2025, then at 100.000% on or after August 1, 2026.

The indenture for the 2021 Senior Notes due 2029 includes certain covenants limiting the ability of the Company and any guarantors to, (i) incur additional indebtedness; (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; (iii) enter into agreements that restrict distributions from restricted subsidiaries; (iv) sell or otherwise dispose of assets; (v) enter into transactions with affiliates; (vi) create or incur liens; merge, consolidate or sell all or substantially all of the Company’s assets; (vii) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; and (viii) designate the Company’s subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.

2018 Senior Notes due 2026

On August 10, 2018, we completed the issuance of $315.0 million aggregate principal amount of 6.75% senior notes (“2018 Senior Notes due 2026”), issued at 100% of their principal amount. The 2018 Senior Notes due 2026 were jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future restricted subsidiaries, other than any restricted subsidiary of the Company that does not guarantee the existing senior secured credit facilities or any permitted refinancing thereof. The 2018 Senior Notes due 2026 were senior unsecured obligations of the Company and the guarantors, respectively, and ranked pari passu in right of payment with all existing and future senior debt and senior to all existing and future subordinated debt of the Company and the guarantors. The 2018 Senior Notes due 2026 were offered under Rule 144A of the Securities Act, and in transactions outside the United States under Regulation S of the Securities Act, and were not registered under the Securities Act.

On January 24, 2020, we completed an add-on issuance of $50.0 million aggregate principal amount of 6.75% 2018 Senior Notes due 2026, or the First Additional Senior Notes, issued at 106.375% of their principal amount, resulting in a premium to us of $3.2 million. The First Additional Senior Notes were part of the same issuance of, and rank equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the First Additional Senior Notes, including premium, were used, together with cash on hand, to pay the $90.4 million purchase price in the NewSouth Acquisition.

On January 25, 2021, we completed a second add-on issuance of $60.0 million aggregate principal amount of 6.75% 2018 Senior Notes due 2026, or the Second Additional Senior Notes, issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million. The Second Additional Notes were part of the same issuance of, and rank equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the Second Additional Senior Notes, including premium, were used, together with $31.1 million in cash on hand, to pay the $94.4 million cash portion of the $100.5 million purchase price in the ECO Acquisition. The common stock portion of the purchase consideration was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a then-current value of $21.34 per share, which we discounted by an estimate of 20% for lack of marketability, as the common stock is are legally restricted from being sold by the recipient for a three-year period from February 1, 2021.

The 2018 Senior Notes due 2026 were to mature on August 10, 2026. However, effective on September 27, 2021, using proceeds from the issuance of the $575.0 million 2021 Senior Notes due 2029, discussed above, we redeemed in-full the $425.0 million of 2018 Senior Notes due 2026, including accrued and unpaid interest through September 27, 2021, which totaled $4.5 million, and a pre-payment call premium of 105.063% of face value, which totaled $21.5 million and are classified as debt extinguishment costs in the accompanying condensed consolidated statement of operations for the three and nine months ended October 2, 2021.

2016 Credit Agreement due 2024

On February 16, 2016, we entered into the 2016 Credit Agreement due 2022, among us, the lending institutions identified in the 2016 Credit Agreement due 2022, and Truist Financial Corporation (formerly known as SunTrust Bank), as Administrative Agent and Collateral Agent. The 2016 Credit Agreement due 2022 establishes senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility originally maturing in February 2022 that amortizes on a basis of 1%

annually during its six-year term, and a $40.0 million revolving credit facility originally maturing in February 2021 that includes a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement due 2022 were, subject to exceptions, guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries that are restricted subsidiaries and secured by substantially all of our assets as well as our direct and indirect restricted subsidiaries’ assets.

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

On October 31, 2019, we entered into an amendment of our 2016 Credit Agreement due 2022 (“Third Amendment”). The Third Amendment provided for, among other things, (i) a three-year Term A loan in the then aggregate principal amount of $64.0 million (the “Initial Term A Loan”), maturing in October 2022, which refinanced in full our existing Term B term loan facility under the 2016 Credit Agreement, and had no regularly scheduled amortization, and (ii) a new five-year revolving credit facility in an aggregate principal amount of up to $80.0 million (the “Revolving Facility”), maturing in October 2024, which replaced our then existing $40.0 million revolving credit facility under the 2016 Credit Agreement, and includes a swing-line facility and letter of credit facility. Our obligations under the 2016 Credit Agreement continue to be secured by substantially all of our assets, as well as our direct and indirect subsidiaries’ assets, and is senior in position to the 2021 Senior Notes due 2029.

On October 25, 2021, we entered into an amendment of our 2016 Credit Agreement ("Fourth Amendment"). The Fourth Amendment provides for, amount other things a three-year Term A loan in the aggregate maximum available amount of $60.0 million (the "Incremental Term A Loan"), proceeds from which were used to fund the Anlin Acquisition. See Note 18, Subsequent Event, for further discussion of the Anlin Acquisition. The Fourth Amendment do not change any terms relating to the Revolving Facility, under which we pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. As of October 2, 2021, there were $5.3 million in letters of credit outstanding and $74.7 million available under the Revolving Facility.

Deferred Financing Costs

The activity relating to third-party fees and costs, lender fees, discount and premiums for the first nine months ended October 2, 2021, are as follows. All debt-related fees, costs, discount and premiums are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$6,902
Add: Deferred financing costs from the issuance of Second Additional Senior Notes	1,363
Less: Premium on the Second Additional Senior Notes	(3,300)
Less: Write-off of deferred costs classified as debt extinguishment costs	(3,954)
Add: Deferred financing costs from the issuance of the 2021 Senior Notes due 2029	8,648
Add: Deferred financing costs from the refinancing of the 2016 Credit Agreement due 2024	350
Less: Amortization expense	(674)

At end of period	$9,335

Estimated amortization expense relating to third-party fees and costs, lender fees, discount and premiums for the years indicated as of October 2, 2021, is as follows:

(in thousands)	Total
Remainder of 2021	$262
2022	1,075
2023	1,120
2024	1,148
2025	1,121
Thereafter	4,609

Total	$9,335

As a result of the complete prepayments of all borrowings under the 2016 Credit Agreement, as of October 2, 2021, we have no contractual future maturities of long-term debt until the 2029 maturity of the 2021 Senior Notes due 2029, as follows (at face value):

(in thousands)
Remainder of 2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter (2029)	575,000

Total	$575,000

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

The fair value of consideration transferred in the acquisition of CRi totaled $12.5 million, and included $12.1 million in cash, funded from cash on hand, and $0.4 million of accounts receivable owed by CRi to the Company’s western business unit relating to sales prior to the acquisition, which are considered settled as a result of the acquisition. The preliminary estimated fair value of assets acquired and liabilities assumed totaled $17.6 million and $5.1 million, respectively, which included offsetting operating lease right of use assets and operating lease liabilities totaling $2.6 million. The estimated fair value of assets acquired also included current assets totaling $4.1 million, primarily accounts receivable, identifiable intangible assets totaling $6.4 million, goodwill of $4.3 million, and a small amount of property and equipment. Liabilities assumed included the aforementioned operating lease liability, as well as a total of $2.5 million in trade accounts payable and customer deposits. We believe goodwill in the acquisition relates to the expansion of our footprint in an existing market, in a way that we believe will enhances our long-term profitability in that market of our Western business.

Acquisition of 75% Stake in Eco Windows Systems. On February 1, 2021, we completed the acquisition of a 75% ownership stake in Eco Windows Systems and its related companies, Eco Glass Production, LLC, and Unity Windows, LLC (together “Eco”), Florida limited liability companies, for fair value consideration of $100.5 million, including $94.4 million in cash, which was after adjustments in our favor totaling $5.6 million relating to working capital and customer deposits. These adjustments were agreed to and settled in the second quarter of 2021. The fair value of consideration also included PGT Innovations, Inc. common stock with a then fair value estimated to be $6.1 million. The cash portion of the purchase price was financed by a Second Additional Senior Notes composed of an add-on issuance on January 25, 2021 of $60.0 million aggregate principal amount of 6.75% senior notes to the 2018 Senior Notes due 2026 on January 25, 2021, issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million, together with cash on hand of $31.1 million.

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

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first nine months of 2021, capital expenditures were $25.7 million, compared to $15.4 million for the first nine months of 2020. In early 2020, management made the decision to decrease spending on a majority of capital projects as part of its cash preservation strategy due to the uncertainty around the Pandemic and its potential impact to the Company’s liquidity. By the end of 2020, the Company’s management had begun funding certain previously deferred capital projects in view of the increased order entry, sales, cash position and overall liquidity the Company experienced, and has continued to return capital spending to near pre-Pandemic levels. The Company’s management will continue to evaluate the level of capital expenditures the Company may incur for the remainder of 2021 and thereafter, but we expect to continue to fund previously deferred capital projects, which may continue to result in a higher level of capital spending in 2021 as compared to 2020. However, we may return to a more conservative approach to managing capital expenditures going forward based on our evaluation of future economic conditions and the performance of our businesses and operations, including any further impact of the Pandemic and the economic uncertainty it has caused on our sales, cash position and overall liquidity. Our capital expenditure program is directed towards making investments in capital assets that we believe will increase both gross sales and margins, but also includes capital expenditures for maintenance capital.

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

At October 2, 2021, the fair value of our aluminum forward contracts was in an asset position of $8.2 million. We had 22 outstanding forward contracts for the purchase of 27.2 million pounds of aluminum through December 2022, at an average price of $0.99 per pound, which excludes the Midwest premium, with maturity dates of between one month and fifteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was immaterial and, therefore, did not record any adjustment to fair value as of October 2, 2021.

At October 2, 2021, the fair value of our MTP contracts was in an asset position of $6.8 million. We had 18 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 35.0 million pounds of aluminum through December 2022, at an average price of $0.12 per pound, with maturity dates of between one month and fifteen months. We assessed the risk of non-performance of the Company to these contracts and determined it was immaterial and, therefore, did not record any adjustment to fair value as of October 2, 2021.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of income (loss), net, recognized in the “accumulated other comprehensive income (loss)” line item in the accompanying condensed consolidated balance sheet as of October 2, 2021, that we expect will be reclassified to earnings within the next twelve months, will be approximately $13.2 million.

Contractual Obligations. Except for the issuance of the Second Additional Senior Notes, as described in Part I., Item 1., Note 9, and the addition of $47.8 million in operating lease liabilities in the nine months ended October 2, 2021, as described in Part I., Item 1., Note 10, including the $26.8 million in operating lease liabilities we are consolidating as a result of our investment in Eco, and $2.6 million related to the CRi Acquisition in the second quarter of 2021, described in Part I., Item 1., Note 6, there have been no significant changes to the “Disclosures of Contractual Obligations and Commercial Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 2, 2021.

Significant Accounting Policies and Critical Accounting Estimates. Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Significant accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results, and those that require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the condensed consolidated financial statements and the possibility that future events may be significantly different from our expectations. We identified our significant accounting policies in our Annual Report on Form 10-K for the year ended January 2, 2021. There have been no changes to our critical accounting policies during the first nine months of 2021.

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

Subsequent Event. On October 25, 2021, Western Window Holding LLC (“Buyer”), a Delaware limited liability company and indirect wholly owned subsidiary of the Company, completed its previously announced acquisition (the “Anlin Acquisition”) of substantially all of the assets, properties and rights owned, used or held for use in the business, as operated by Anlin Industries, a California corporation (“Seller”), of manufacturing vinyl windows and doors for the replacement market and the new construction market, and all activities conducted in connection therewith, other than certain expressly excluded assets, pursuant to that certain

Asset Purchase Agreement ("APA") dated as of September 1, 2021 (the “Purchase Agreement”), by and among the Company, as guarantor, Buyer and Seller.

The aggregate purchase price at closing paid for the Seller’s assets, which includes assets typical to the operations of the business including accounts receivable, inventories, property and equipment, as well as intangibles assets which we expect will include one or more Anlin trade names, customer relationships, developed technology, and possibly other yet to be identified intangible assets, and which we expect to engage a third-party valuation firm to assist with the valuation of such assets, was approximately $113.5 million, subject to certain adjustments as set forth in the APA, and earnout payments of up to approximately $12.6 million in aggregate, payable in two installments on or prior to March 31 of 2022 and 2023, respectively, subject to certain adjustments. The purchase price is subject to a post-closing true-up mechanism as set forth in the Purchase Agreement, which is expected to be determined within approximately ninety days from the date of the closing of the Acquisition.

The Anlin Acquisition was financed with net proceeds remaining from the issuance of the $575.0 million 4.375% 2021 Senior Notes due 2029, after redemption of the $425.0 million 6.75% 2018 Senior Notes due 2026, along with its $21.5 million call premium paid, repayment of$54.0 million term loan, and payments of other acquisition-related costs, and proceeds of $60.0 million provided by the Term A Loan under the Fourth Amendment of our 2016 Credit Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge the delivery component of our aluminum needs, known as the Midwest Transaction Premium (“MTP”). As of October 2, 2021, we are covered for approximately 67% of our anticipated aluminum needs during the remainder of 2021 at an average price of $0.85 per pound, and for approximately 27% of our anticipated aluminum needs in 2022 at an average price of $1.07 per pound. These calculations are based only on the LME price of aluminum and excludes an estimate for the MTP, which we hedge separately. As of October 2, 2021, we are covered for approximately 79% of our anticipated MTP costs for the remainder of 2021 at an average price of $0.12 per pound, and for approximately 33% of our anticipated MTP costs in 2022 at an average price of $0.12 per pound. Subsequent to October 2, 2021, we added more coverage for our anticipated aluminum needs in 2022, which increases our coverage of our estimated aluminum needs in 2022 to approximately 32% at an average price of $1.09 per pound.

Regarding our aluminum hedging instruments for the purchase of aluminum, as of October 2, 2021, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $3.5 million. This calculation utilizes our actual commitment of 27.2 million pounds under contract (to be settled throughout December 2022) and the market price of aluminum as of October 2, 2021. This calculation is based only on the LME price of aluminum and excludes an estimate for the MTP. Regarding our MTP contracts for hedging of the delivery component of our aluminum needs, as of October 2, 2021, a 10% decrease in the Platts MW US Transaction price per pound would decrease the fair value of our MTP contracts an estimated $1.1 million. This calculation utilizes our actual commitment of 35.0 million pounds under contract (to be settled throughout December 2022) and the then current Platts MW US Transaction price per pound as of October 2, 2021.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding with a variable rate as of the date of filing of this Quarterly Report on Form 10-Q, of $60.0 million, a 100 basis-point increase in interest rate would result in approximately $0.6 million of additional interest costs annually.

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

PGT INNOVATIONS, INC.
(Registrant)

Date: November 12, 2021	By: /s/ Brad West
Name: Brad West
Title: Interim Chief Financial Officer and Senior Vice President of Corporate Development and Treasurer