Form 10-K
period 2022-01-01
PGT Innovations, Inc.
filed 2022-03-01
CIK 1354327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 2, 2021 was approximately $1,317,945,678 based on the closing price per share on that date of $23.00 as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 25, 2022, was 59,899,927.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The Company’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PGT Innovations, Inc.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

From time to time, we have made or will make forward-looking statements within the meaning of Section 21E of the Exchange Act. For those statements we claim the protection of the safe harbor provisions for forward-looking statements contained in such section. Forward-looking statements are not a statement of historical facts but are based on management’s current beliefs, assumptions and expectations regarding our future performance, taking account of the information currently available to management. Forward-looking statements usually can be identified by the use of words such as “goal”, “objective”, “plan”, “expect”, “anticipate”, “intend”, “project”, “believe”, “estimate”, “may”, “could”, or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, results, circumstances or aspirations. Our disclosures in this Annual Report on Form 10-K (this “Report”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission and in oral presentations. Forward-looking statements are based on assumptions and by their nature are subject to risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•
the impact of the COVID-19 pandemic (the "COVID-19 pandemic" or "Pandemic") and related measures taken by governmental or regulatory authorities to combat the Pandemic, including the impact of the Pandemic and these measures on the economies and demand for our products in the states where we sell them, and on our customers, suppliers, labor force, business, operations and financial performance;
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
•
our dependence on a limited number of suppliers for certain of our key material;
•
our dependence on our impact-resistant product lines, which increased with the Eco Acquisition, and contemporary indoor/outdoor window and door systems, and on consumer preferences for those types and styles of products;
•
the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, our recent acquisitions, including Anlin, and our Eco Acquisition;
•
our level of indebtedness, which increased in connection with our acquisition, including our Eco Acquisition, and the acquisition of Anlin;
•
increases in credit losses from obligations owed to us by our customers in the event of a downturn in the home repair and remodel or new home construction channels in our core markets and our inability to collect such obligations from such customers;
•
the risks that the anticipated cost savings, synergies, revenue enhancement strategies and other benefits expected from our acquisition of Anlin, and from our Eco Acquisition may not be fully realized or may take longer to realize than expected or that our actual integration costs may exceed our estimates;
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

•
in addition to our acquisition of Anlin, and our Eco Acquisition, our ability to successfully integrate businesses we may acquire in the future, or that any business we acquire may not perform as we expected at the time we acquire it; and
•
the other risks and uncertainties discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended January 1, 2022.

Statements in this Report that are forward-looking statements include, without limitation, our expectations regarding: (1) the potential for a continuing impact on our businesses and operations due to the Pandemic, including on demand for our products, order entry, sales, our ability to timely manufacture our products, our supply chain for materials and on our labor force and labor availability; (2) demand for our products going forward, including the demand for our impact-resistant products; (3) our market position and the positioning of our brands; (4) our product innovation; (5) our ability to adjust our operations, sales and other business activities and functions to respond to changes in customer demand, including resulting changes in product mix; (6) our ability to continue to achieve manufacturing and operational efficiencies, including with respect to labor costs; (7) our manufacturing capacity; (8) the economy, and single family housing starts in particular, in the state of Florida and other southeastern states, and in the states in the western United States, including Arizona and California; (9) material and labor costs, including with respect to aluminum, and the impact of the existing labor shortage on our manufacturing costs; (9) the Company’s ability to continue to grow its sales and earnings going forward; (10) our ability to position ourselves as a national leader in the premium window and door market, and our performance in that market; (11) our ability to identify and complete operational and strategic initiatives in the future, and the results of any such initiatives; and (12) our forecasted financial and operational performance for our 2022 fiscal year, including with respect to revenue, gross profit and gross margins, SG&A, income tax expense, interest expense and liquidity and capital resources for 2022. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the date of this Report.

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1. BUSINESS

Our Company

PGT Innovations, Inc. (“we,” “us,” “our,” “PGTI” or the “Company”) manufactures and supplies premium windows and doors. Our impact-resistant products can withstand some of the toughest weather conditions on earth and, with its Western Window Systems (“WWS”) product lines, unify indoor/outdoor living spaces. We strive to create value through deep customer relationships, understanding the needs of the markets we serve, and a drive to develop category-defining products. We believe we are one of the nation’s largest manufacturers of impact-resistant windows and doors and hold leadership positions in our primary markets. We manufacture diverse lines of products, intended to appeal to different segments of the market, at different price-points, including high-end, luxury, premium and mass-custom fully customizable aluminum and vinyl windows and doors and porch enclosure products, targeting both the residential repair and remodeling and new construction end markets. We market our impact-resistant products under five recognized brands: PGT® Custom Windows & Doors, CGI® Windows and Doors, WinDoor®, NewSouth Window Solutions®, and Eco Enterprises, Inc., following the completion of our acquisition of a 75% ownership stake in Eco effective February 1, 2021. We believe all of these brands are positively associated with service, performance, quality, durability and energy efficiency. We also market a line of window and door products designed to unify indoor/outdoor living spaces under the two recognized brands of Western Window Systems® and Anlin®, following the acquisition of Anlin Windows and Doors effective October 25, 2021 brands, which we believe are associated with innovation, quality, durability and energy efficiency in the indoor/outdoor living space markets. Many of these brands have been added to our portfolio through the acquisitions described below.

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

● On February 1, 2020, we completed the acquisition of NewSouth (the “NewSouth Acquisition”). NewSouth is a manufacturer and installer of factory-direct, energy-efficient windows and doors, including both impact-resistant and non-impact residential products. NewSouth has nine retail showrooms in several locations throughout Florida, with additional showrooms in North Carolina, South Carolina, Texas and Louisiana.

● On February 1, 2021, we completed our previously announced acquisition of 75% of the outstanding equity interests of New Eco Windows Holding, LLC, a Delaware limited liability company newly formed for the purposes of facilitating the acquisition of 100% of the equity interests of Eco Window Systems, LLC, a Florida limited liability company, Eco Glass Production Inc., a Florida corporation and Unity Windows Inc., a Florida corporation, which now operate as Eco

Enterprises, LLC, a Delaware limited liability company, Eco Window Systems, LLC, a Florida limited liability company, Eco Glass Production, LLC, a Florida limited liability company, and Unity Windows, LLC, a Florida limited liability company, respectively (collectively, “Eco”). Eco is a manufacturer and installer of aluminum, impact-resistant windows and doors, serving the South Florida region since 2009. Eco is headquartered in Medley, Florida, near Miami, and has three manufacturing locations in the region.

● On October 25, 2021, we completed the acquisition of Anlin Windows & Doors. Anlin is a top regional brand for vinyl replacement windows and doors and is a great fit with our existing Western Window Systems brand, which is a leading provider of aluminum products for the new home construction market and expands our market presence in the West Coast region, which we believe is a high-growth area. We believe this acquisition allows us to better serve markets in the west with a broad product portfolio and expanded sales network. The acquisition was done by Western Window Holding LLC, a Delaware limited liability company, indirectly wholly-owned by PGT Innovations, Inc., which acquired substantially all of the assets, properties and rights owned, used or held for use in the business, as operated by Anlin Industries, a California corporation, of manufacturing vinyl windows and doors for the replacement market and the new construction market, and all activities conducted in connection therewith, other than certain expressly excluded assets and liabilities (the "Anlin Acquisition").

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

The acquisition of NewSouth has supported our diversification into growing segments in the window and door industry, by enabling us to enter the direct-to-consumer channel, where NewSouth is a market leader in Florida. NewSouth's direct-to-consumer model is supported by its showrooms and in-home sales. With the addition of NewSouth, we continued our strategy of growing in geographic areas outside of our core markets, with showroom openings planned for Southern states, including Texas and Georgia. NewSouth has recently opened new showrooms in Pensacola, Florida, Charlotte and Raleigh, North Carolina, Charleston, South Carolina, Houston, Texas, and New Orleans, Louisiana.

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

The additions of Anlin and Western Window Systems (“WWS”) to our family of brands expanded our portfolio of offerings and our geographical footprint and added award-winning and innovative products that combine performance and quality with clean, functional designs. Its products are designed for strength, easy integration into a variety of spaces, smooth operation and are tested for durability.

With approximately 5,300 employees (as of January 1, 2022) at our various manufacturing facilities located in North Venice, Tampa, and Fort Myers, on the west coast of Florida, and Hialeah and Medley, on the east coast of Florida, as well as Phoenix, Arizona, and Irvine and Clovis, California, in the western U.S., our vertically integrated manufacturing capabilities include in-house glass cutting, tempering, laminating and insulating capabilities, which provide us with a consistent source of specialized glass, shorter lead times, lower costs relative to third-party sourcing and an overall more efficient production process. Additionally, our manufacturing process relies on just-in-time delivery of raw materials and components as well as synchronous flow to promote labor efficiency and throughput, allowing us to more consistently fulfill orders on-time for our valued customers.

The geographic regions in which we currently conduct business include the Southeastern U.S., Western U.S., Gulf Coast, and the Coastal mid-Atlantic. We also ship to the Caribbean, Central America and Canada. We distribute our products through multiple channels, including approximately 2,300 independently-owned dealers and distributors, national building supply distributors, the in-home sales/custom order divisions of major U.S. home building and improvement supply retailers and, with our acquisition of NewSouth, the direct-to-consumer channel. We believe this broad distribution network provides us with the flexibility to meet demand as it shifts between the repair and remodel, and residential and commercial new construction end markets.

History

PGT Innovations, Inc. is a Delaware corporation. We were formed on December 16, 2003 as PGT, Inc. and operate our business through our various subsidiaries, including PGT Industries, Inc., a Florida corporation, which was founded in 1980 as Vinyl Tech, Inc. On June 27, 2006, we became a publicly listed company on the NASDAQ Global Market (NASDAQ) under the symbol “PGTI”. We changed our name to PGT Innovations, Inc. which we announced on December 14, 2016. Effective on December 28, 2016, the listing of the Company’s common stock was transferred to the New York Stock Exchange (NYSE) and our common stock began trading on the NYSE under our existing ticker symbol of “PGTI”.

Industry Segments

We operate as two segments based on geography: the Southeast segment, and the Western segment. See Part II, Item 8. Financial Statements and Supplemental Data, Note 20. Segments for more information.

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

Sparta. Sparta is CGI’s line of aluminum and vinyl impact-resistant windows and doors that are offered at relatively lower price points, and that meet Florida’s impact codes.

Scout. Scout is CGI’s line of aluminum non-impact windows and doors that are offered at a relatively lower price point.

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

Glass production. Eco produces its own processed glass products, which supplies all of its window and door manufacturing operations’ requirements for glass. Eco’s glass production capacity also allows incremental vertical integration of glass for the production of certain of our other product lines, enabling us to strengthen and gain more control of our supply chain for glass. Eco also sells a small amount of glass other to third-party customers.

Anlin Windows and Doors

Anlin is a California-based recognized brand for vinyl windows and doors in the remodel and replacement market. Anlin produces energy-efficient windows and doors with modern, energy saving technology, with a focus on noise reduction, delivering a high-quality product with appealing design and beauty. Anlin also provides consumer driven specialty products such as hinged patio doors with flexible options like in glass pet doors.

Anlin windows and patio doors are tested and certified by the National Fenestration Rating Council (NFRC), the American Architectural Manufactures Association (AAMA), and Energy Star. Each certification assures homeowners that our windows and patio doors are manufactured to the highest quality and energy standards.

Sales and Marketing

Our sales strategy primarily focuses on strengthening partnerships with our loyal distributors and dealers in the repair and remodel, and new construction markets by consistently providing exceptional customer service, industry-leading product designs and quality, valuable insight on building code requirements and industry trends, and technical expertise. We also market our products directly to national and regional homebuilders, who then purchase our products from our long-standing network of dealers and distributors. With our acquisition of NewSouth Window Solutions in February 2020, our sales strategy expanded to include a focus on direct-to-consumer sales to meet the growing demand from consumers looking for a manufacturer-to-home selling experience. More recently, our 2021 acquisition of a controlling ownership stake in ECO has provided us with more product offerings and customer relationships in the commercial market, which we believe will be a high growth market in future periods.

Our marketing strategy is designed to promote the quality and benefits of our products and targets both coastal and inland markets across the U.S. We reach our customers through traditional and web-based advertising; consumer promotions; and showrooms and selling materials. We also work with our dealers and distributors to educate architects, building officials, consumers, and homebuilders on the advantages of using impact-resistant and energy-efficient products. We market products from our house of brands to consumers based on performance and life-style benefits they value, as well as through the purchase channels they desire.

Our Customers

We have a highly diversified base of approximately 2,300 window distributors, building supply distributors, window replacement dealers and enclosure contractors. This number includes the distributor networks of Eco and Anlin, both of which we acquired during 2021. We believe there is minimal overlap with our existing dealer network from the acquisitions of Eco and Anlin.

In 2021, our largest customer accounted for approximately 4% of net sales and our top ten customers accounted for approximately 20% of net sales. Our sales are driven by residential new construction and home repair and remodel end markets, which represented approximately 42% and 58% of our sales, respectively, during 2021. This compares to 46% and 54%, respectively, in 2020. The increase in the percentage of our sales made to the repair and remodel market in 2021 is driven by the additions of the sales of Eco and Anlin in 2021, and NewSouth in 2020, the substantial majority of whose sales are into the home repair and remodel channel.

Prior to certain recent acquisitions, we did not supply our products directly to homebuilders but believe demand for our products is also a function of our strong relationships with certain national homebuilders for both our impact resistant products, and also for our products sold in the west, which are designed to unify indoor-outdoor living spaces. With the acquisition of NewSouth, we sell durect to the end customer.

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

Glass, which includes sheet glass and finished glass, which we sourced from three major national suppliers in 2021, represented approximately 40% of our material purchases during 2021. Aluminum and vinyl extrusions accounted for approximately 36% of our material purchases during 2021. Polyvinyl butyral and ionoplast, which are both used as inner layer in laminated glass, typically accounts for approximately 5% of our material purchases. The remainder of our material purchases in 2021 are primarily composed of hardware and indirect materials used in the manufacturing process.

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

As discussed below in the section titled ‘Backlog”, at the end of 2021, as compared to the end of 2020, our backlog of sales orders has increased significantly. We define backlog as orders that we have received and have accepted from customers, but that have not yet shipped. The majority of this increase is a result of an increased level of order entry during 2021, but also includes increases relating to the acquisitions. However, during 2021, our backlog increased as a result of growth in orders above our capacity to keep pace with the increased demand. As a result, during 2021, we opened an additional approximately 130,000 square foot manufacturing facility in Fort Myers, Florida to provide additional manufacturing capacity. During the first half of 2020, we also experienced some disruption in our ability to obtain adequate supplies of glass for our manufacturing processes by what we think were the impacts of the COVID-19 pandemic on our glass supply chain partners, which ultimately resulted in an increase in our lead times to our customers. This factor lessened during the second half of 2020 and into 2021, and obtaining adequate supplies of glass has become less of a challenge to our supply chain. We continue to have good relations with our glass supply chain partners, and we have gained additional control over our supply chain for glass with our acquisition of a 75% stake in Eco, whose vertically integrated operations includes a glass manufacturing division which supplies all of the impact-resistant glass used in Eco’s window and door products. We believe that our investment in Eco has provided us with a secure, high-quality, dependable supply of glass for our operations. Prior to our acquisition of Eco, it was historically a significant source of our glass needs and continues to be such today.

Backlog

Our backlog was $355.9 million as of January 1, 2022, and $199.5 million as of January 2, 2021. Our backlog consists of orders that we have received from customers that have not yet shipped. The majority of this increase in backlog resulted from an increased level of order entries during 2021, as well as our acquisitions of Eco and Anlin. For additional discussion of factors affecting our backlog of orders, see the section titled "Materials, Inventory and Supplier Relationships" above.

We expect that a significant portion of our current backlog will be recognized as sales in the first quarter of 2022, due in part to our lead times, which typically range from one to five weeks, but which have increased as a result of heightened demand, especially in our Southeast markets, but also due to the previously discussed supply chain disruptions.

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

Manufacturing

Our manufacturing facilities are in Florida, Arizona and California. In Florida, we produce customized impact-resistant and non-impact products. In Arizona, we produce a combination of aluminum and vinyl , customized non-impact products for the custom channel of our WWS brand, and standard products for its volume channel. In California, we produce vinyl custom non-impact products which, combined with our products manufactured in Arizona, we believe gives us a complete array of aluminum and vinyl, custom and standard window and door products for what we believe is a high-growth western market.

The manufacturing process for our PGT Custom Windows & Doors products typically begins in our glass plant in North Venice, Florida, where we cut, temper, laminate, and insulate sheet glass to meet specific requirements of our customers, and then windows and doors are manufactured in our plants in North Venice, Florida, and our newly opened manufacturing facility in Fort Myers, Florida. Our Hialeah (CGI), and Tampa (NewSouth), Florida facilities and our Phoenix, Arizona (WWS) and Clovis, California (Anlin) facilities primarily source their glass needs from external suppliers. As discussed in the section titled “Materials, Inventory and Supplier Relationships” above, our acquisition of a controlling ownership interest in Eco, which has been one of our glass suppliers before the acquisition, provides us with a high-quality, dependable supply of glass for a portion of our operations in Florida.

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

Human Capital Management

Employees. As of the end of 2021, we employed approximately 5,300 people, none of whom were represented by a collective bargaining unit. We believe we have good relations with our employees.

Employee Safety. The safety of our team members is our top priority, and we have taken significant steps in recent years to drive improvements in this area. Some of these safety initiatives we have taken, include:

● Increasing the size, experience and other qualifications of our environment, health and safety, or “E&HS”, staff;

● Adopting an incident management system that records workplace injuries based on type and other classifications to provide the data to drive targeted corrective and preventative actions to address and mitigate actual and potential causes of injuries;

● Implementing a “Serious Six” OSHA compliance training program;

● Implementing ergonomics-related safety improvements, using an experience and risk-based approach to prioritize those improvements;

● Partnering with vendors to obtain high quality personal protective equipment and related training on how to appropriately utilize that equipment;

● Increasing virtual workplace safety training, in addition to in-person training, when feasible, in response to the COVID-19 pandemic, designed to drive workplace safety awareness through all levels of the organization, and taking other actions in response to the COVID-19 pandemic as described in more detail below in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subsection titled “Impact of COVID-19 on our

Business”;

● Training team members to identify and quickly address potentially unsafe activities and practices;

● Implementing a team member EH&S recognition and rewards program; and

● Increasing the frequency, number and types of internal workplace safety audits, inspections and walk-throughs conducted by the Company’s EH&S staff.

Labor Practices and Human Rights. All of our employees earn more than the federal minimum wage and we believe our hourly wages are competitive with the local communities in which our facilities operate. The average hourly wage, excluding incentive compensation, of a full-time hourly employee of the Company was approximately $17.74 as of January 1, 2022, as compared to $16.26 as of January 2, 2021, with approximately one-half of those hourly employees earning an average hourly wage of $16.50 or more. The average total compensation, including incentive compensation and benefits, for a full-time hourly employee of our Company in 2021 was $43,500.

We strive to help our employees maintain job stability, so they are encouraged to stay with the Company and positioned to grow their skills and knowledge on the job. The 2021 annualized voluntary turnover rate in our workforce generally was flat as compared to 2020. In an effort to reduce employee turnover, we engage in annual surveys with employees, we maintain an open-door policy that enables us to help identify any issues before they cause an employee to leave the Company, and we review exit interview data, hotline calls and root cause analysis to help deter turnover. We also assign dedicated Company human resources representatives to each department so that we can better monitor employee morale within each department.

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

Additionally, we have a gender- and ethnically-diverse Board of Directors.

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

● Providing management development training to all of our management-level employees, including compliance, ethics and leadership training;

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

● Matching employees’ 401(k) plan contributions of up to 3% of eligible pay after 3 months of service;

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

Risks Related to the COVID-19 pandemic

The ongoing COVID-19 pandemic has had, and is expected to continue to have, among other risks, an adverse effect on our business, results of operations, and financial condition.

During March 2020, a global pandemic (the “Pandemic”) was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The Pandemic has resulted in a significant number of infections, hospitalizations and deaths in several of our key markets, including Arizona, California, Florida and Texas. The Pandemic has significantly affected economic conditions in those markets, and in the United States in general, and internationally, including due to federal, state and local governments and employers reacting to the public health crisis with mitigation measures, and also due to the general fear and uncertainty created by the Pandemic, all of which has resulted in workforce, supply chain and production disruptions, along with reduced demand and spending in many industries and markets. Although many of the government-mandated restrictions on economic and social activities that were put in place as part of the initial response to the Pandemic have been lifted, and vaccines with high degrees of efficacy have been approved by the United States Food and Drug Administration, it is still uncertain when or if the nation-wide program of vaccination will result in herd immunity to COVID-19 in the United States or globally. This uncertainty is being impacted by several factors, including vaccine hesitancy or resistance, and the emergence of the highly-contagious strains of COVID-19 known as the Delta and Omicron variants. As a result, it is still currently unclear when, or if, social, business, occupational, educational and economic conditions will return to pre-Pandemic conditions.

The extent to which the continuing circumstances around the Pandemic could affect our future business, operations and financial results will depend upon numerous evolving factors that we are not able to accurately predict, including the timing of any relief that may come from the current program of nationwide vaccinations and its effect on the duration of the continuing economic and market disruptions related to the Pandemic, and whether such vaccines are effective against any current and new variants of coronavirus, and the nature, amounts and duration of any additional government stimulus measures designed to bolster the economy. As such, we continue to be unable to accurately predict the impact the Pandemic and the challenges it has created for the U.S. and global economies, will have on our financial performance and operations going forward due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, when or if herd immunity is achieved in the United States, especially in our key markets, actions that may be taken by governmental authorities to attempt to control the Pandemic, the impact to our customers’ and suppliers’

businesses and other factors identified below. We will continue to evaluate the nature and extent of the impact of the Pandemic to our business, consolidated results of operations, and financial condition. Such other detrimental impacts that we could experience might include the following:

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

We are subject to fluctuations in the prices of our raw materials which could have an adverse effect on our results of operations.

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

We operate our own fleet of trucks, which we reply on to a great extent for distribution of our products. But we also rely, and expect to continue to rely on third-party transportation, which subjects us to risks and costs that we cannot control, and which risks and costs may materially adversely affect our profitability.

Although we operate a fleet of trucks which we rely on to a great extent for the distribution of our products, we also rely, and expect to continue to rely on third party trucking companies to transport raw materials to the manufacturing facilities used by each of our businesses and to ship finished products to customers. These transport operations are subject to various hazards and risks, including extreme weather conditions, work stoppages and operating hazards, as well as interstate transportation regulations. In addition, the methods of transportation we utilize may be subject to additional, more stringent and more costly regulations in the future. If we are delayed or unable to ship finished products or unable to obtain raw materials as a result of any such new regulations or public policy changes related to transportation safety, or these transportation companies fail to operate properly, or if there were significant changes in the cost of these services due to new or additional regulations, or otherwise, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship goods, which could result in a material adverse effect on our revenues and costs of operations. Transportation costs represent a significant part of our cost structure. If our transportation costs increased substantially, due to prolonged increases in fuel prices or otherwise, we may not be able to control them or pass the increased costs onto customers, which may materially adversely affect our profitability.

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

We are subject to the credit risk of our customers, suppliers, and other counterparties.

We are subject to the credit risk of our customers, because we provide credit to our customers in the normal course of business. All of our customers are sensitive to economic changes and to the cyclical nature of the building industry. Especially during protracted or severe economic declines and cyclical downturns in the building industry, our customers may be unable to perform on their payment obligations, including their debts to us. Any failure by our customers to meet their obligations to us may have a material adverse effect on our business, financial condition, and results of operations. In addition, we may incur increased expenses related to collections in the future if we find it necessary to take legal action to enforce the contractual obligations of a significant number of our customers.

We conduct all of our operations through our subsidiaries and rely on payments from our subsidiaries to meet all of our obligations.

We are a holding company and derive all of our operating income from our subsidiary, PGT Industries, Inc., and its subsidiaries, CGI, WinDoor, WWS Acquisition, LLC, doing business as Western Window Systems, as well as from the entities acquired in the NewSouth Window Solutions acquisition, our 75% stake in New Holding and its related ECO entities, and the entities acquired in the Anlin Acquisition. All of our assets are held by our subsidiaries, and we rely on the earnings and cash flows of our subsidiaries to meet our obligations. The ability of our subsidiaries to make payments to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdictions of organization, which may limit the amount of funds available for distributions to us, the terms of existing and future indebtedness and other agreements of our subsidiaries, including our credit facilities and indenture, and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

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

A majority of our net sales are derived from the sales of our branded impact-resistant products and on window and door systems for residential, commercial and multi-family markets. Accordingly, our future operating results will depend largely on the demand for our impact-resistant products by current and future customers, especially in the State of Florida, where the majority of our impact resistant products are made and sold. Our future operating results also will depend on demand for the contemporary indoor/outdoor window and door systems sold by our Western Window Systems business. Sales generated by our NewSouth business depend on a direct-to-consumer model and is supported by showrooms and in-home sales. Consequently, a portion of our future operating results are reliant on current and future customer demand for factory-direct, energy-efficient residential windows and doors. If our competitors release new products that are superior to our products in performance or price, or if we fail to update our impact-resistant products with any technological advances that are developed by us or our competitors or introduce new products in a timely manner, demand for our products may decline. In addition, the window and door industry can be subject to changing trends and consumer preferences. If we do not correctly gauge consumer trends for the various products and systems we offer and respond appropriately, customers may not purchase our products and our brand names may be impaired. Even if we react appropriately to changes in trends and consumer preferences, consumers may consider our brands or product designs to be outdated or associate our brands or product designs with styles that are no longer popular. Any of these outcomes could create significant excess inventories for some products and missed opportunities for other products, which would have a material adverse effect on our brands, our business, results of operations and financial condition. A decline in demand for our impact-resistant products, our contemporary indoor/outdoor window and door systems or our direct-to-consumer, energy-efficient residential windows and doors as a result of competition, technological change, changes in consumer preferences or other factors could have a material adverse effect on our ability to generate sales, which could materially negatively affect our results of operations.

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

As a result of our acquisitions of NewSouth, Western Windows Systems, 75% ownership stake in Eco, CRi SoCal, Inc., and Anlin, we have significantly more sales, assets and employees than we did prior to the transactions, which may require our management to devote a significant amount of time, resources and attention to the new product offerings or novel challenges, and/or away from the operations of our historical windows and doors business. These potential diversions and distractions may result in, or involve activities that cause, increased expenses and unanticipated liabilities.

After the Eco Acquisition, the Company is the majority shareholder of Eco, and our interest in Eco is subject to the risks normally associated with the conduct of businesses with a minority shareholder.

Pursuant to the acquisition agreement pursuant to which we acquired a 75% ownership stake in Eco, principal Eco equity-holder prior to our acquisition continues to hold 25% of the outstanding equity interests of Eco. Conducting a business with a minority investor may lead to one or more of the following circumstances, which could have an adverse impact on our ability to realize a profit on our equity interest in the Eco businesses, which could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition:

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

All of the Eco entities in which we acquired a controlling interest have been designated as unrestricted subsidiaries under our existing senior secured credit facilities and indenture. As a result, those entities are not subject to the restrictive covenants in the indenture and are able to engage in many of the activities that we and our restricted subsidiaries are prohibited or limited from undertaking under the terms of the indenture. These actions, if undertaken by Eco, could be detrimental to our ability to make payments of principal and interest under the 2021 Senior Notes due 2029.

If we do not realize the expected benefits from our recent acquisitions, including synergies, from acquisitions, our business and results of operations will suffer.

Acquisitions may cause an interruption of, or loss of momentum in, the activities of our other businesses. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and its liquidity, results of operations and financial condition may be materially adversely impacted. In addition, as we continue our integration activities, we may identify additional risks and uncertainties not yet known to us.

Even if we are able to successfully integrate and position the business operations of our recent acquisitions and our legacy businesses, it may not be possible to realize the full benefits of the increased sales volume and other benefits, including synergies, that we expected to result from recent acquisitions, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from these recent acquisitions may be offset by costs incurred or delays in integrating the companies. In addition, even if such acquisitions are successfully integrated, we may become subject to unexpected costs, charges or liabilities arising from such businesses. Our expected cost savings, as well as any revenue or other strategic synergies, are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control. If we fail to realize the benefits, we anticipated from our recent acquisitions, our liquidity, results of operations or financial condition may be adversely effected.

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

Our total gross indebtedness is $635.0 million, including $575.0 million aggregate principal amount of senior notes we issued on September 24, 2021, and we had an additional $74.7 million available for borrowing under our senior secured credit facilities.

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
•
exposing us to the risk of increased interest rates to the extent of any future borrowings, including any borrowings under the senior secured credit facilities;
•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the senior secured credit facilities and the notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing the notes and the agreements governing such other indebtedness;
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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the senior secured credit facilities and the indentures governing our outstanding notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit facilities and the indenture governing the senior notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

• incur additional indebtedness or issue certain preferred equity;

• pay dividends on, repurchase, or make distributions in respect of our common stock, prepay, redeem, or repurchase certain debt or make other restricted payments;

• make certain investments including potential acquisitions;

• create certain liens;

• enter into agreements restricting our subsidiaries’ ability to pay dividends to us;

• consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; and

• enter into certain transactions with our affiliates.

In addition, the restrictive covenants in our senior secured credit facilities require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the senior secured credit facilities, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such action by the lenders could cause cross defaults under the indenture governing the notes. For a description of our senior secured credit facilities, see Footnote 10 to our audited consolidated financial statements included herein.

If our operating performance declines, we may be required to seek to obtain waivers from the lenders under the senior secured credit facilities or from the holders of other obligations, to avoid defaults thereunder. If we are not able to obtain such waivers, the lenders could exercise their rights upon default, and we could be forced into bankruptcy or liquidation.

Furthermore, if we were unable to repay the amounts due and payable under our senior secured credit facilities, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure our borrowings thereunder. We have pledged substantially all of our assets as collateral under our senior secured credit facilities. If the lenders under senior secured credit facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our senior secured credit facilities and our other indebtedness, including the notes, or will have the ability to borrow sufficient funds to refinance such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Our borrowings under the existing senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness could increase even though the amount borrowed remained the same, and our net income could decrease. The applicable margin with respect to the loans under the senior secured credit facilities is a percentage per annum equal to a reference rate plus the applicable margin.

From time to time in order to manage our exposure to interest rate risk, we may enter into derivative financial instruments, such as interest rate swaps and caps, involving the exchange of floating for fixed rate and fixed for floating rate interest payments. If we are unable to enter into interest rate swaps when necessary, it may adversely affect our cash flow and may impact our ability to make required principal and interest payments on our indebtedness.

In addition, a transition away from LIBOR as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the existing senior secured credit facilities. The Financial Conduct Authority of the United Kingdom ended LIBOR at the end of 2021. Although our borrowing arrangements provide for alternative base rates, the consequences of the phase out of LIBOR is not currently predictable. For example, use of a rate other than LIBOR as a means of calculating interest with respect to our outstanding variable rate indebtedness could lead to an increase in the interest rates incurred, it could result in an increase in the cost of such indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, and there can be no assurance that any rating assigned by the rating agencies to our debt or our corporate rating will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital, which could have a materially adverse impact on our financial condition and results of operations.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the senior secured credit facilities and the indenture governing the notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Risks Related to Information Systems and Intellectual Property

We may be adversely affected by any disruption in our information technology systems or by unauthorized intrusions or “hacking” into those systems and theft of confidential and sensitive information from them, or other cybersecurity-related incidents.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. A disruption in our information technology systems for any prolonged period could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Various third parties, including computer hackers, who are continually becoming more aggressive and sophisticated, may attempt to penetrate our network security and, if successful, misappropriate confidential and sensitive customer, employee and/or supplier information. Such attempts may include malware, ransomware, denial-of-service attacks, social engineering, unauthorized access, human error, theft or misconduct. In addition, one of our employees, contractors or other third parties with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. While we have implemented systems and processes to protect against unauthorized access to or use of secured data and to prevent data loss and theft, there is no guarantee that these procedures are adequate to safeguard against all data security breaches or misuse of the data. Security breaches could also harm our reputation with our customers and retail partners, potentially leading to decreased revenues, and with federal and state government agencies and bodies.

The regulatory environment related to cybersecurity, data collection and use, and privacy is increasingly rigorous, with new and frequently changing requirements, and compliance with those requirements could result in additional costs. Our business and results of operations may be directly and adversely affected by future legislative, regulatory, or judicial actions. A significant compromise of confidential and sensitive employee, customer or supplier information in our possession could result in legal damages and regulatory fines and penalties. The costs associated with cybersecurity, such as increased investment in technology, the costs of compliance with privacy laws, and costs incurred to prevent or remediate information security breaches and defend against any related actions, could be substantial and adversely impact our business.

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
• loss of, or delays in accessing data;
• increased demand on our operations support personnel;
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

Competitors or other third parties may infringe on or otherwise make unauthorized use of our intellectual property rights, including product designs, manufacturing practices, registered intellectual property and other rights. We rely on a variety of measures to protect our intellectual property and proprietary information. However, these measures may not prevent misappropriation, infringement or other violations of our intellectual property or proprietary information and a resulting loss of competitive advantage. If we determine that such infringement or violation has occurred, legal action to enforce our rights may require us to spend significant amounts in legal costs, even if we ultimately prevail.

Conversely, given the nature of our business and product designs, competitors or other third parties may allege that we, or consultants or other third parties retained or indemnified by us, have infringed, misappropriated, or otherwise violated their intellectual property rights. Even though we believe such claims and allegations of intellectual property infringement or violations would be without merit, defending against such claims would be time consuming and expensive and could result in the diversion of time and attention of our management and employees. Given the rapidly changing and highly competitive business environment in which we operate, and the increasingly complex designs of our products and other companies’ similar products, the outcome of any contemplated intellectual property-related litigation would be difficult to predict and could cause us to lose significant revenue, to be prohibited from using the relevant designs, systems, processes, technologies or other intellectual property, to cease offering certain products or services or to incur significant license, royalty or technology development expenses.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We had the following properties as of January 1, 2022:

	Manu- facturing	Support	Storage	Storefront
	(in square feet)
Owned:
Main plant and corporate office, N. Venice, FL	348,000	15,000	—	—
Glass tempering and laminating, N. Venice, FL	107,000	5,000	—	—
ILAB research and testing, N. Venice, FL	—	22,000	—	—
Assembly processing facility, N. Venice, FL	96,000	—	—	—
Manufacturing and storage (Triple D) facility, N. Venice, FL	102,000	—	15,000	—
Support facility, N. Venice, FL	—	7,000	—	—
Insulated glass building, N. Venice, FL	42,000	—	—	—
PGT Wellness Center, N. Venice, FL	—	3,600	—	—

Leased:
Support facility (Endeavor Court), Nokomis, FL	—	12,000	—	—
Storage facility (Eco storage), Medley, FL	—	—	182,057	—
Storage facility (Technology Park), Nokomis, FL	—	—	10,475	—
Storage facility (Commerce Drive), Nokomis, FL	—	—	6,400	—
Storage facility (Riverview warehouse), Riverview, FL	—	—	75,326	—
Storage facility (MLK Blvd), Tampa, FL	—	—	2,000	—
Storage facility (Parque Drive), Ormond Beach, FL	—	—	1,000	—
Storage facility (Metro Parkway), Ft. Myers, FL	—	—	3,800	—
Storage facility (42nd St), Palm City, FL	—	—	2,250	—
Storage facility (Silver Star), Orlando, FL	—	—	3,159	—
Storage facility, Boynton Beach, FL	—	—	100	—
Distribution centers (Eco), Medley, FL	—	112,166	—	—
Plant and administrative offices, Medley, FL (Eco)	350,000	—	—	—
Plant and administrative offices, Ft. Myers, FL	130,000	—	—	—
Plant and administrative offices, Irvine, CA (CRi)	28,000	1,400	—	—
Plant and administrative offices, Clovis, CA (Anlin)	16,000	1,426	—	—
Plant and administrative offices, Hialeah, FL (CGI)	305,000	20,000	—	—
Plant and administrative offices, Miami, FL (CGIC)	71,000	10,000	—	—
Plant and administrative offices, Phoenix, AZ (WWS)	160,000	10,000	—	—
Plant and administrative offices, Tampa, FL (NewSouth)	230,000	8,500	—	—
SEBU showrooms located in FL, SC and TX (NewSouth)	—	—	—	134,027
WEBU showrooms located in CA (WWS)	—	—	—	19,166

Total square feet	1,985,000	228,092	301,567	153,193

In addition to the above owned and leased properties, we also own three parcels of undeveloped land in North Venice, Florida, available for future construction needs we may have.

Our leases discussed above expire between March 2022 and May 2032. Many of our property leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

All of our owned properties secure borrowings under our credit agreement (dated February 16, 2016, as amended by the first amendment thereto, dated as of February 17, 2017, the second amendment thereto, dated as of March 16, 2018, the third amendment thereto, dated October 31, 2019, and the fourth amendment thereto dated October 25, 2021, as otherwise amended, restated, modified or supplemented, the “2016 Credit Agreement due 2024”). We believe these operating facilities are adequate in capacity and condition to service existing customer needs.

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

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the New York Stock Exchange under its symbol of “PGTI”. On February 25, 2022, the closing price of our Common Stock was $20.41 as reported on the New York Stock Exchange. The number of stockholders of record of our Common Stock on that date was approximately 2,700, although we believe that the number of beneficial owners of our Common Stock is substantially greater.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graphs compare the percentage change in PGT Innovations, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the NYSE Composite Index, the SPDR S&P Homebuilders ETF, and the Standard & Poor’s Building Products Index over the period from January 3, 2017 (the first trading day of our 2017 fiscal year), to December 31, 2021 (the last trading day of our 2021 fiscal year).

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN

AMONG PGT INNOVATIONS, INC., THE NYSE COMPOSITE INDEX, THE SPDR S&P

HOMEBUILDERS ETF AND THE S&P 500 BUILDING PRODUCTS INDEX

* Graph shows returns generated as if $100 were invested on January 3, 2017 (the first trading day of our 2017 fiscal year) for 60 months ended December 31, 2021 (the last trading day of our 2021 fiscal year), in PGTI stock or in the SPDR S&P Homebuilders ETF Fund, which is an exchange-traded fund that seeks to replicate the performance of the S&P Homebuilders Select Industry Index, or in the S&P 500 Building Products index, which is a fund that seeks to replicate the performance of the building products manufacturers who are included in the Standard and Poors 500 index.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8. Management's Discussion and Analysis comparing the results for the year ended January 2, 2021, to the results for the year ended December 28, 2019 can be found in Item 7 of our Annual Report on Form 10-K for the year ended January 2, 2021, filed with the SEC on March 2, 2021, which is hereby incorporated by reference. In the comparisons which follow, the year ended January 1, 2022 consisted of 52 weeks, whereas the year ended January 2, 2021 consisted of 53 weeks. We believe the effect of the extra week in our 2020 fiscal year ended January 2, 2021 was immaterial and does not impact the comparability of our results of operations for the year ended January 1, 2022 to the year ended January 2, 2021.

Our MD&A is presented in the following sections:

•
Impact of COVID 19 on our Business;
•
Executive Overview;
•
Results of Operations;
•
Liquidity and Capital Resources;
•
Critical Accounting Estimates;
•
Recently Issued Accounting Standards; and
•
Forward Outlook

IMPACT OF COVID-19 ON OUR BUSINESS

During March 2020, a global pandemic (the “Pandemic”) was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The Pandemic has resulted in a significant number of infections, hospitalizations and deaths in several of our key markets, including Arizona, California, Florida and Texas. The Pandemic has significantly affected economic conditions in those markets, and in the United States in general, and internationally, including due to federal, state and local governments and employers reacting to the public health crisis with mitigation measures, and also due to the general fear and uncertainty created by the Pandemic, all of which has resulted in workforce, supply chain and production disruptions, along with reduced demand and spending in many industries and markets. Although many of the government-mandated restrictions on economic and social activities that were put in place as part of the initial response to the Pandemic have been lifted, and vaccines with high degrees of efficacy have been approved by the United States Food and Drug Administration, it is still uncertain when or if the nation-wide program of vaccination will result in herd immunity to COVID-19 in the United States or globally. This uncertainty is being impacted by several factors, including vaccine hesitancy or resistance, and the emergence of the highly-contagious strains of COVID-19 known as the Delta and Omicron variants. As a result, it is still currently unclear when, or if, social, business, occupational, educational and economic conditions will return to pre-Pandemic conditions.

Our first priority has been and remains the health and safety of our employees, our customers and their families and the communities in which we operate, and as COVID-19 gained a foothold in the Southeast Florida area, we took swift action to protect our employees by temporarily suspending operations at and fumigating our Miami and Hialeah, Florida facilities, each for one-week periods in April 2020. We also took that step at our Western Windows Systems facility in Phoenix, Arizona during July 2020. All of our manufacturing locations are operational and have been deemed essential under various government orders. Each of our facilities has implemented policies and procedures designed to protect the health and safety of our team members in light of the Pandemic, including: 1) continuing to monitor guidelines from federal, state and local health authorities for personal health and safety, and updating our protocols as needed; 2) implementing a mandatory face-mask policy for employees at all of our locations, and providing them with those masks where needed; 3) enforcing social distancing in common areas and work areas, including production lines where possible; 4) implementing work-at-home programs where possible; and 5) sourcing supplies such as reusable masks, hand sanitizer and cleaning solutions for use by our employees. However, the highly-contagious Delta and Omicron variants impacted our operations in 2021 through incremental costs incurred relating to cleaning and sanitizing costs for the protection of the health of our employees and safety of our facilities, as well as costs of lost productivity from employee quarantines and testing, and cancellations of previously scheduled trade shows and customer events, resulting in negative impacts on our results of operations for the years ended January 1, 2022, and January 2, 2021.

Although recent developments regarding the Pandemic appear to be positive, and point to the possibility that vaccination programs and other safety measures implemented throughout the United States may be having the hoped for beneficial affects intended, the extent to which the continuing circumstances around the Pandemic could affect our future business, operations and financial results continue to depend upon numerous evolving factors that we are not able to accurately predict, including the timing of any relief that may come from the current program of nationwide vaccinations and its effect on the duration of the continuing economic and market disruptions related to the Pandemic, and whether such vaccines are effective against any current and new variants of coronavirus, and the nature, amounts and duration of any additional government stimulus measures designed to bolster the economy. As such, we continue to be unable to accurately predict the impact the Pandemic and the challenges it has created for the U.S. and global economies, will have on our financial performance and operations going forward due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, when or if herd immunity is achieved in the United States, especially in our key markets, actions that may be taken by governmental authorities to attempt to control the Pandemic, the impact to our customers’ and suppliers’ businesses and other factors identified in Part I, Item 1A “Risk Factors” herein. We will continue to evaluate the nature and extent of the impact of the Pandemic to our business, consolidated results of operations, and financial condition.

EXECUTIVE OVERVIEW

Sales and Operations

During 2021, we experienced increases in sales at both our Southeast and Western segments, as demand in our key markets of Florida, Arizona and California continued to increase, and the strong order entries we reported in prior quarters have translated into higher shipments in 2021. Our sales grew to $1,161.5 million in our 2021 fiscal year, an increase of $278.9 million, or 31.6%, compared to $882.6 million in 2020. Sales in 2021 includes a combined $107.1 million in sales from our Eco and Anlin acquisitions. Excluding sales from all 2021 acquisitions, we experienced solid organic growth of $164.4 million, or 18.6%, in 2021, compared to 2020. We believe this increased demand is being driven by improved economic conditions in 2021 and our markets in California have gained momentum since COVID restrictions were lifted, and our Texas and Arizona markets continued to strengthen. We continue to see strong demand in both our new construction and repair and remodel channels in the Southeast regions which showed strong demand as compared to the challenging conditions of 2020 which were a result of the Pandemic. Our Southeast business unit had sales of $968.7 million in 2021, an increase of $216.3 million, or 28.7%, compared to $752.4 million in 2020. Net sales of our Western segment increased $62.6 million, or 48.1%, to $192.8 million in 2021, from $130.2 million in 2020.

We are optimistic that we will see this growth we have experienced continue in 2022, and we continue to make strides in investing in the resources necessary to meet this increasing demand. During 2021 we faced headwinds from the pressure on our margins due to recruiting, training and workforce retention costs. Additionally, aluminum spot prices have increased significantly throughout the year, which leaves the unhedged portions of our expected aluminum usage exposed to the volatility of changing aluminum prices, as well as the increases in prices we have experienced in many of our other material costs, including glass, vinyl, hardware and supplier-based surcharges. As a result of these headwinds, we announced a 3% surcharge in Florida that took effect in November 2021 for all then existing and future orders to help offset these costs, which we believe began benefiting gross margin immediately through the completion of our 2021 fiscal year. Additionally, we announced another 6% to 12% price increase for new orders beginning November 1, 2021, that we expect to begin to impact our results beginning in 2022 due to our lead times.

Our backlog, which we define as customer orders that we have accepted but not yet shipped, has increased significantly, to $355.9 million as of January 1, 2022, from $199.5 million as of January 2, 2021. We define backlog as orders that we have received and have accepted from customers, but that have not yet shipped. The majority of this increase is a result of an increased level of order entry during 2021, but also includes increases relating to the acquisitions. However, during 2021, our backlog increased as a result of growth in orders above our capacity to keep pace with the increased demand. As a result, during 2021, we opened an additional approximately 130,000 square foot manufacturing facility in Fort Myers, Florida to provide additional manufacturing capacity.

During the first half of 2020, we also experienced some disruption in our ability to obtain adequate supplies of glass for our manufacturing processes by what we think were the impacts of the Pandemic on our glass supply chain partners, which ultimately resulted in an increase in our lead times to our customers. This factor lessened during the second half of 2020 and into 2021, and obtaining adequate supplies of glass has become less of a challenge to our supply chain. We continue to have good relations with our glass supply chain partners, and we have gained additional control over our supply chain for glass with our acquisition of a 75% stake in Eco, whose vertically integrated operations includes a glass manufacturing division which supplies all of the impact-resistant glass used in Eco’s window and door products. In addition, Eco’s glass division sells laminated glass products to other companies, including to us, as an additional source of revenue. We believe that our investment in Eco has provided us with a secure, high-quality, dependable supply of glass for our operations.

Liquidity and Cash Flow

During 2021, we generated $63.7 million in cash flow from operations, a decrease of $11.8 million, compared to 2020. In 2020, during the second half of the year, our order entry levels began increasing and continued to increase though the end of the year. Because of this increased demand for our products, we determined to continue to manufacture and ship during late December 2020, whereas in 2021, we had our usual holiday shut-down. As such, we saw a decrease in accounts payable at the end of 2021 from payments of payables not seen at the end of 2020 due to the continuation of operations through the end of the year. The resulted in a use of operating cash flow for payments of accounts payable at the end of 2021, compared to a source of operating cash flow at the end of 2020.

We ended the 2021 fiscal year with $96.1 million in cash, We have no scheduled debt repayment obligations until the maturity of our 2016 Credit Agreement due 2024, and have $74.7 million in availability under the revolving credit facility under our 2016 Credit Agreement due 2024, which does not expire until October 2024.

Cash generated from operations was generally used to fund operations and investing cash flows, which was primarily composed of capital expenditures in 2021. However, in 2021, we consummated several acquisitions, including the Anlin Acquisition, which was funded primarily with proceeds from the issuance of the 2021 Senior Notes due 2029, and incremental borrowings under the 2016 Credit Agreement due 2024, but which also included the Eco Acquisition, the funding of which included using $31.1 million of cash on hand, and the acquisition of the assets of CRi, which was an all-cash acquisition and used $12.1 million of cash on hand. Additionally, during 2021, due to our decision in early 2020 to decrease spending on a majority of capital projects as part of our cash preservation strategy due to the uncertainty around the Pandemic, we increased our capital spending to near pre-Pandemic levels. This resulted in an increase in capital expenditures to $33.4 million, compared to $24.8 million in 2020, an increase of $8.6 million in cash used.

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

	Year Ended
	January 1,	January 2,	Percent Change
	2022	2021	2021-2020
(in thousands, except per share amounts)
Net sales	$1,161,464	$882,621	31.6%
Cost of sales	757,965	561,297	35.0%

Gross profit	403,499	321,324	25.6%
Gross margin	34.7%	36.4%

SG&A expenses	303,043	224,386	35.1%
SG&A expenses as a percentage of net sales	26.1%	25.4%
Impairment of trade name	—	8,000
Restructuring costs and charges	—	4,227

Income from operations	100,456	84,711

Interest expense, net	30,029	27,719	8.3%
Debt extinguishment costs	25,472	—
Income tax expense	9,759	11,884	-17.9%

Net income	35,196	45,108	-22.0%
Less: Net income attributable to redeemable non-controlling interest	(2,318)	—

Net income attributable to the Company	$32,878	$45,108	-27.1%

Calculation of net income per common share attributable to common shareholders:
Net income attributable to the Company	$32,878	$45,108
Change in redemption value of redeemable non-controlling interest	(6,081)	—
Net income attributable to common shareholders	$26,797	$45,108

Net income per common share attributable to common shareholders:
Basic	$0.45	$0.77
Diluted	$0.45	$0.76

Weighted average number of common shares outstanding:
Basic	59,518	58,887
Diluted	60,058	59,360

Full Year 2022 Compared with Full Year 2021

Net sales

Net sales for 2021 were $1,161.5 million, a $278.9 million, or 31.6%, increase in sales, from $882.6 million in the prior year.

The following table shows net sales by segment (in millions, except percentages):

	Year Ended
	January 1, 2022		January 2, 2021
	Sales	% of sales	Sales	% of sales	% change
Product category:
Southeast segment	$968.7	83.4%	$752.4	85.2%	28.7%
Western segment	192.8	16.6%	130.2	14.8%	48.0%

Total net sales	$1,161.5	100.0%	$882.6	100.0%	31.6%

Net sales of our Southeast segment were $968.7 million in 2021, compared with $752.4 million in 2020, an increase of $216.3 million. Net sales of our Western segment were $192.8 million in 2021, compared with $130.2 million in 2020, an increase of $62.6 million. Sales of our Western segment are composed of sales of WWS.

The increase in net sales in 2021 of $278.9 million was primarily driven by organic sales growth at both our Southeast and Western segments and the effects of the recovery from the Pandemic, as well as revenues added through acquisitions, which included $107.1 million from our Eco and Anlin Acquisitions. We believe the organic increase in sales of our Southeast segment is due to a resumption of demand for our products in both the new construction and repair and remodel markets that approached the pre-Pandemic strength that existed in early 2020. Our direct-to-consumer brand also experienced solid organic growth in 2021, compared to 2020. Our Western segment experienced strong growth in 2021, compared to 2020, which we believe continued to see a strengthening housing market in the western United States that began in late 2020, but also as the effects of the Pandemic, which appeared to be more pronounced in the West, lessened in 2021 compared to last year. Sales of our Western segment include the increase from our CRi Acquisition.

Gross profit and gross margin

Gross profit was $403.5 million in 2021, an increase of $82.2 million, or 25.6%, from $321.3 million in the prior year. Gross margin was 34.7% in 2021, compared to 36.4% in the prior year, a percentage-point decrease of 1.7%. During the second quarter of 2021, in response to increasing demand and a resulting increase in our backlog of orders, we determined to increase our manufacturing headcount across our Florida operations. While this increase in headcount positions us to better respond to increasing demand through higher production rates, it also required additional investments in training and onboarding of the new members of our manufacturing team to maintain our high standards for safety and quality as new members gain experience in their new roles. These incremental investments resulted in a reduction in gross margin in 2021 as compared to 2020. Gross margin was also negatively impacted by inflationary conditions on materials, labor and material delivery costs, which continued to be prevalent in 2021. Earlier this year, we announced price increases to attempt to offset these inflationary conditions, which began to offset these cost impacts towards the end of 2021. We also implemented a 3% surcharge on all existing orders in Florida which took effect in November 2021 to immediately address these rising operating costs which began benefiting gross margin in the late third quarter of 2021.Additionally, we announced another 6% to 12% price increase for new orders beginning November 1, 2021, that we began to see the benefit of beginning of in 2022. Gross margin in 2021 benefited from improved operating efficiencies in our Western segment, and the addition of and accretion from our acquisitions of Eco, CRi and Anlin.

Selling, general and administrative expenses

SG&A expenses for 2021 were $303.0 million, an increase of $78.6 million, or 35.0%, from $224.4 million in 2020. As a percentage of net sales, SG&A was 26.1% in 2021, compared to 25.4% in 2020. The increase in SG&A is partially due to the inclusion of SG&A from our acquisitions of Anlin, Eco and CRi in 2021. Additionally, there were increases in 2021 compared to 2020 in several other categories, including the acquisition costs, additional Pandemic-response and inefficiency costs in the second half of 2021 due to the 2021 emergence of COVID variants, depreciation, stock-based compensation, as well as additional costs from investing in our strategic selling and marketing initiatives. SG&A was also impacted by higher distribution costs on increased sales levels.

Impairment of trade name

There was an impairment of our WWS trade name of $8.0 million in 2020. Following a decrease of 19.3% in the second quarter of 2020 compared to the 2019 second quarter, as well as continued deterioration in macro-economic conditions in our core western markets relating to the Pandemic, we determined to complete an interim impairment test of our WWS trade name as of October 3,

2020, which included decreases in modeling assumptions for net sales of our WWS reporting unit. Based on our revised modeling, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million in 2020.

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

Income from operations

Income from operations was $100.5 million in 2021, an increase of $15.8 million, from $84.7 million in 2020. Income from operations in 2021 includes $74.8 million from our Southeast segment and $25.6 million from our Western segment, compared to $85.8 million and $11.1 million from our Southeast and Western segments, respectively, in 2020, all after allocation of corporate operating costs in both periods. Income from operations in 2020 was also impacted by an impairment charge of $8.0 million in the second quarter of 2020 relating to our WWS trade name of our Western segment, and restructuring costs and charges of $4.2 million relating to our Florida plant consolidation actions taken in the 2020 second quarter, and further adjusted in the 2020 third quarter, relating to our Southeast segment. The increase in income from operations was also related to leverage from higher sales in 2021 compared to last year, as well as continued efficiency improvements at our Western segment. However, during the second quarter of 2021, in response to increasing demand and a resulting increase in our backlog of orders, we determined to increase our manufacturing headcount across our Florida operations. While this increase in headcount positions us to better respond to increasing demand through higher production rates, it also required additional investments in training and onboarding of the new members of our manufacturing team to maintain our high standards for safety and quality as new members gain experience in their new roles. These incremental investments resulted in a reduction in operating income in 2021 as compared to the 2020. Operating income was also negatively impacted by inflationary conditions on materials, labor and material delivery costs, which continued to be prevalent in 2021. Earlier this year, we announced price increases to attempt to offset these inflationary conditions, which began to benefit us late in 2021. We also implemented a 3% surcharge on all existing orders in Florida which took effect in November 2021 to then immediately address these rising operating costs which began benefiting operating income in 2021, and we believe will continue to benefit operating income as we move through early 2022. Additionally, we announced another 6% to 12% price increase for new orders beginning November 1, 2021, that we anticipate impacting our results in the beginning of 2022. Income from operations in 2021 also includes the operating profits of our February 1, 2021, Eco acquisition, and May 2, 2021 CRi acquisition.

Interest expense

Interest expense was $30.0 million in 2021, an increase of $2.3 million from $27.7 million in 2020. Interest expense in 2021 includes an increase in interest expense due to the issuance of the Second Additional Senior Notes totaling $60.0 million effective on January 25, 2021, which we used to finance a portion of the purchase price for our investment in Eco. This increase was partially offset by a decrease in interest costs relating to the amortization of the $3.3 million premium we received on the Second Additional Senior Notes.

Additionally, we redeemed the $425.0 million of 6.75% 2018 Senior Notes due 2026, with the $575.0 million of 4.375% 2021 Senior Notes due 2029 late in the third quarter of 2021. Interest expense in 2021, particularly our 2021 fourth quarter, included the offsetting effects of interest saving due to the decrease in the interest rate on the 2021 Senior Notes due 2029, with the higher level of notes outstanding.

Debt extinguishment costs

Debt extinguishment costs totaled $25.5 million in 2021. On September 24, 2021, we completed the issuance of $575.0 million aggregate principal amount of 4.375% 2021 Senior Notes due 2029, issued at 100% of their principal amount. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs and prepayment call premium discussed further below, prepay the outstanding term loan borrowings under the 2016 Credit Agreement due 2024 of $54.0 million and the related fees and costs, and finance the Anlin Acquisition. See Note 5, Acquisitions, for a discussion of the Anlin Acquisition. Redemption in-full of the $425.0 million of 2018 Senior Notes due 2026, including accrued and unpaid interest through September 27, 2021, also included a pre-payment call premium of 105.063% of face value, which totaled $21.5 million and is classified as debt extinguishment costs in the accompanying consolidated statement of operations for the year ended January 1, 2022. The remainder of debt extinguishment costs of $4.0 million is composed of $9.4 million of unamortized third-party deferred costs and lender fees relating to the 2021 Senior Notes due 2026, including the First and Second Add-On Notes, offset by $5.4 million of unamortized premiums we received from the First and Second Add-On Notes.

Income tax expense

Income tax expense was $9.8 million for 2021, representing an effective tax rate of 21.7%. This compares to income tax expense of $11.9 million for 2020, representing an effective tax rate of 20.9%. Our income tax expense for the year ended January 1, 2022 includes $1.7 million relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in 2021 and 2020 include discrete items of income tax benefit relating to excess tax benefits from the exercises of stock options and lapses of restrictions on stock awards, which totaled $861 thousand in 2021, and $769 thousand in 2020. The year ended January 2, 2021 also included the benefit of a refund from the state of Florida relating to excess taxes received by the state caused by the Tax Cuts and Jobs Act of 2017, which totaled $553 thousand, net of its Federal tax effect. Other discrete items included in both periods include true-ups of research and development tax credit estimates to actual tax credits claimed, and other tax return filing related true-ups. Excluding discrete items of income tax, the effective tax rates for the years ended January 1, 2022, and January 2, 2021, would have been income tax expense rates of 24.6% and 24.2%, respectively.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for 2021 was $2.3 million and represents the share of the net income of Eco for the period, attributable to the 25% interest of Eco not acquired by the Company. There was no redeemable non-controlling interest in 2020.

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

Consolidated Cash Flows

The following table summarizes our cash flow results for 2021 and 2020:

	Components of Cash Flows
(in millions)	2022	2021
Cash provided by operating activities	$63.7	$75.5
Cash used in investing activities	(253.9)	(114.4)
Cash provided by financing activities	186.1	42.0

Increase (decrease) in cash and cash equivalents	$(4.1)	$3.1

Operating activities. Cash provided by operating activities was $63.7 million for 2021, compared to $75.5 million for 2020.

The decrease in cash flows from operations of $11.8 million in 2021 compared to 2020 was primarily due to the changes in operating cash flows, including an increase of $244.6 million in collections from customers in 2021 compared to 2020, as the result of increased sales, which was partially offset by an increase in payments to suppliers of $153.8 million as the result of higher procurement of inventory, an increase in personnel related disbursements of $98.2 million due to a larger number of employees during 2021, compared to 2020, and an increase in debt service costs of $7.4 million in 2021, compared to 2020, primarily as a result of the issuance of the 2021 Senior Notes due 2029, and the higher level of notes outstanding thereunder as compared to the recently pre-paid 2018 Senior Notes due 2026. Also, net tax payments increased $3.0 million in 2021, compared to 2020. Other collections of cash and other cash activity, net, increased by $6.0 million. Other collections of cash primarily relate to sales of scrap aluminum.

Direct cash flows from operations for 2021 and 2020 are presented below:

	Direct Operating Cash Flows
(in millions)	2022	2021
Collections from customers	$1,120.6	$876.0
Other collections of cash	12.3	6.5
Disbursements to suppliers	(720.7)	(566.9)
Personnel related disbursements	(303.8)	(205.6)
Debt service costs	(32.6)	(25.2)
Income tax payments, net	(12.2)	(9.2)
Other cash activity, net	0.1	(0.1)

Cash from operations	$63.7	$75.5

Inventory on hand as of January 1, 2022, was $91.4 million, an increase of $31.1 million from January 2, 2021. The increase in inventory on had primarily relates to acquisitions during 2021.

Our inventory consists principally of raw materials purchased for the manufacture of our products and limited finished goods inventory as the majority of our products are custom, made-to-order products. Our inventory levels are more closely aligned with our number of product offerings rather than our level of sales. We have maintained our inventory level to have (i) raw materials required to support new product launches; (ii) a sufficient level of safety stock on certain items to ensure an adequate supply of material in the event of a sudden increase in demand and given our short lead-times; and (iii) adequate lead times for raw materials purchased from overseas suppliers in bulk supply. Inventory turns for the year ended January 1, 2022, was 10.0 times, on par with 10.8 times for the year ended January 2, 2021.

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

Investing activities. Cash used in investing activities was $253.9 million in 2021, compared to $114.4 million in 2020 an increase in cash used of $139.5 million. We used $220.7 million of cash to acquire businesses in 2021, compared with cash used for acquisitions in 2020 of $90.4 million.. Also, in 2021, we used cash of $33.4 million for capital expenditures, compared to $24.8 million in 2020, an increase of $8.6 million in cash used. Finally, in 2021, we received proceeds of $187 thousand from the sales of property, plant and equipment, compared to $766 thousand in 2019, an increase of $579 thousand in cash proceeds received from sales of property, plant and equipment.

Financing activities. Cash provided by financing activities was $186.1 million in 2020, compared with cash provided of $42.0 million in 2020, an increase in cash provided of $144.1 million. In 2021, we issued $575.0 million in 4.375% 2021 Senior Notes due 2029, as well as the $60.0 million of Second Additional Senior Notes, including a premium of $3.3 million with the Second Additional Notes. which provided proceeds from issuances of senior notes in 2021 totaling $638.3 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, plus a pre-payment call premium of 105.063% of face value, which totaled $21.5 million, classified as debt extinguishment costs in the accompanying consolidated statement of operations for 2021. We also prepaid the outstanding term loan borrowings under the 2016 Credit Agreement due 2024 of $54.0 million, and subsequently reborrowed $60.0 million in proceeds under the 2016 Credit Agreement due 2024 used in the Anlin Acquisition. Proceeds of $63.3 million from the issuance of the $60.0 million in Second Additional Senior Notes, including a premium of $3.3 million, were used to partially fund our acquisition of Eco. In 2020, we issued the First Additional Senior Notes, which provided proceeds of $53.2 million, including a premium of $3.2 million. Proceeds from the issuance of the First Additional Senior Notes were used to partially fund our acquisition of NewSouth.

We paid financing costs totaling $10.7 million in 2021, including financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2021 Senior Notes due 2026 totaling $8.7 million, which included a 1.25% lender spread on the total principal value of the 2021 Senior Notes due 2029, or $7.2 million, and $1.5 million of other costs. We also paid $0.6 million in financing costs relating to the Fourth Amendment of the 2016 Credit Agreement due 2024. We also paid $1.4 million in 2021 related to the issuance of the Second Additional Senior Notes, compared to $1.3 million in 2020, related to the issuance of the First Additional Senior Notes. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $1.6 million in 2021, versus $0.8 million in 2020. Proceeds from the exercises of stock options for 2021 was $0.1 million, compared to proceeds of $0.6 million in 2020. There were proceeds from stock issued under our 2019 Employee Stock Purchase Plan of $0.5 million during 2021, compared to $0.3 million during 2020.

Share Repurchase Program. On May 22, 2019, our Board of Directors authorized and approved a share repurchase program of up to $30 million. The repurchases may be made in open market or private transactions from time to time. Repurchases of shares may be made under a Rule 10b5-1 plan, which would permit repurchases when the Company might otherwise be precluded from doing so under applicable laws. The Company bases repurchase decisions, including the timing of repurchases, on factors such as the Company’s stock price, general economic and market conditions, the potential impact on the Company’s capital structure, the expected return on competing uses of capital such as strategic acquisitions and capital investments, and other corporate considerations, as determined by management. From the inception of the program on May 22, 2019, through December 28, 2019,we made repurchases of 393,819 shares of our common stock at a total cost of $5.5 million. We made no repurchases under this program during 2020 or 2021. The repurchase program may be suspended or discontinued at any time. We may make opportunistic purchases in the future.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Due to the uncertainty surrounding the impact of the Pandemic on our operations and cash flows, late in the first quarter of 2020, and continuing through the second quarter and early third quarter of 2020, we conserved cash by reducing the level of funding of capital projects. This period of cash conservation during 2020 resulted in a decrease of $6.5 million in cash used for capital expenditures, from $31.3 million in 2019, to $24.8 million in 2020. During the third quarter of 2020 and for the remainder of the year, we resumed and caught-up on funding of capital projects, which increased our level of capital spending. This increase in capital spending continued into 2021. In 2021, we spent $33.4 million on capital expenditures, compared to $24.8 million in 2020, an increase in $8.6 million, primarily representing equipment purchases and facility improvements expected to support growth.

Management expects to spend between $48 million and $52 million for capital expenditures in 2022. Our capital expenditure program is geared towards making investments in capital assets targeted at increasing both gross sales and margins, but also includes capital expenditures for maintenance capital.

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

The 2021 Senior Notes due 2029 mature on October 1, 2029. Interest on the 2021 Senior Notes due 2029 is payable semi-annually, in arrears, beginning on April 1, 2022, with interest accruing at a rate of 4.375% per annum from September 24, 2021. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2021 Senior Notes due 2029 totaling $8.7 million, which included a 1.25% lender spread on the total principal value of the 2021 Senior Notes due 2029, or $7.2 million, and $1.5 million of other costs, all of which are being amortized under the effective interest method. See “Deferred Financing Costs” below.

As of January 1, 2022, the face value of debt outstanding under the 2021 Senior Notes due 2029 was $575.0 million, and accrued interest totaled $6.8 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs and prepayment call premium discussed further below, prepay the outstanding term loan borrowings under the 2016 Credit Agreement due 2024 of $54.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021. See Note 5, Acquisitions, for a discussion of the Anlin Acquisition.

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

The indenture for the 2021 Senior Notes due 2029 includes certain covenants limiting the ability of the Company and any guarantors to, (i) incur additional indebtedness; (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; (iii) enter into agreements that restrict distributions from restricted subsidiaries; (iv) sell or otherwise dispose of assets; (v) enter into transactions with affiliates; (vi) create or incur liens; merge, consolidate or sell all or substantially all of the Company’s assets; (vii) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; and (viii) designate the Company’s subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications

2018 Senior Notes Due 2026

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

The 2018 Senior Notes due 2026 were to mature on August 10, 2026. However, effective on September 27, 2021, using proceeds from the issuance of the $575.0 million 2021 Senior Notes due 2029, discussed above, we redeemed in-full the $425.0 million of 2018 Senior Notes due 2026, including accrued and unpaid interest through September 27, 2021, which totaled $4.5 million, and a pre-payment call premium of 5.063% of face value, which totaled $21.5 million and are classified as debt extinguishment costs in the accompanying consolidated statement of operations for the year ended January 1, 2022.

2016 Credit Agreement due 2024

On February 16, 2016, we entered into the 2016 Credit Agreement due 2024, among us, the lending institutions identified in the 2016 Credit Agreement due 2024, and Truist Financial Corporation (formerly known as SunTrust Bank), as Administrative Agent and Collateral Agent. The 2016 Credit Agreement due 2024 establishes senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility originally maturing in February 2022 that amortizes on a basis of 1% annually during its six-year term, and a $40.0 million revolving credit facility originally maturing in February 2021 that included a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement due 2024 are, subject to exceptions, guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries that are restricted subsidiaries and secured by substantially all of our assets as well as our direct and indirect restricted subsidiaries’ assets.

On March 16, 2018, we entered into an amendment of our 2016 Credit Agreement due 2024 (the “Second Amendment”). The Second Amendment, among other things, decreased the applicable interest rate margins for the Initial Term Loans (as defined in the 2016 Credit Agreement due 2024). On February 17, 2017, we entered into the first amendment to our 2016 Credit Agreement due 2024, which also resulted in decreases in the applicable margins, but which, unlike the Second Amendment, did not include any changes in lender positions.

On October 31, 2019, we entered into an amendment of our 2016 Credit Agreement due 2024 (“Third Amendment”). The Third Amendment provided for, among other things, (i) a three-year Term A loan in the then aggregate principal amount of $64.0 million (the “Initial Term A Loan”), maturing in October 2022, which refinanced in full our existing Term B term loan facility under the 2016 Credit Agreement due 2024, and had no regularly scheduled amortization, and (ii) a new five-year revolving credit facility in an aggregate principal amount of up to $80.0 million (the “Revolving Facility”), maturing in October 2024, which replaced our then existing $40.0 million revolving credit facility under the 2016 Credit Agreement due 2024, and includes a swing-line facility and letter of credit facility. The Initial Term A Loan was repaid in full with proceed from the 2021 Senior Notes due 2029.

On October 25, 2021, we entered into an amendment of our 2016 Credit Agreement due 2024 ("Fourth Amendment"). The Fourth Amendment provides for, among other things, a three-year Term A loan in the aggregate maximum available amount of $60.0 million (the "Incremental Term A Loan"), maturing in October 2024, proceeds from which were used to fund the Anlin Acquisition. The Fourth Amendment does not change any terms relating to the Revolving Facility, under which we pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. As of January 1, 2022, there were $5.3 million in letters of credit outstanding and $74.7 million available under the Revolving Facility. Our obligations under the 2016 Credit Agreement due 2024 continue to be secured by substantially all of our assets, as well as our direct and indirect subsidiaries' assets, and is senior in position to the 2021 Senior Notes due 2029.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2024 was 2.10%. as of January 1, 2022 and was 2.15% at January 2, 2021.

Deferred Financing Costs

All debt-related fees, costs and original issue discount, including those related to the revolving credit portion of the facility, is classified as a reduction of the carrying value of long-term debt. The activity relating to third-party fees and costs, lender fees and discount for the year ended January 1, 2022, are as follows:

(in thousands)	Total
At beginning of year	$6,902
Add: Deferred financing costs from the issuance of the Second Additional Senior Notes	1,363
Less: Premium on the Second Additional Senior Notes	(3,300)
Less: Write-off of deferred costs classified as debt extinguishment costs	(3,954)
Add: Deferred financing costs from the issuance of the 2021 Senior Notes due 2029	8,700
Add: Deferred financing costs from the refinancing of the 2016 Credit Agreement	612
Less: Amortization expense	(978)

At end of year	$9,345

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated, as of January 1, 2022, is as follows:

(in thousands)	Total
2022	$1,233
2023	1,282
2024	1,282
2025	1,083
2026	1,114
Thereafter	3,351

Total	$9,345

The contractual future maturities of long-term debt outstanding, as of January 1, 2022, are as follows (at face value):

(in thousands)	Total
2021	$—
2022	—
2023	—
2024	60,000
2025	—
Thereafter	575,000

Total	$635,000

Long-Term Debt

Long-term debt consists of the following:

	January 1,	January 2,
	2022	2021
	(in thousands)
2021 Senior Notes Due 2029 - Senior notes issued on September 24, 2021, due October 1, 2029. Interest payable semi- annually, in arrears, beginning on April 1, 2022, accruing at a rate of 4.375% per annum beginning September 24, 2021. (1)	$575,000	$—

2018 Senior Notes Due 2026 - Senior notes issued on August 10, 2018, due August 10, 2026. Interest payable semi- annually, in arrears, beginning on February 16, 2019, accruing at a rate of 6.75% per annum beginning August 10, 2018. (2)	—	365,000

2016 Credit Agreement Due 2024 - Term loan payable with no contractually scheduled amortization payments. Original lump-sum payment of $60.0 million due on October 31, 2024. Interest payable quarterly at LIBOR or the Base prime rate plus an applicable margin. At January 1, 2022, the average rate was 2.10%. At January 2, 2021, the average rate was 2.15%. (3)	60,000	54,000

Long-term debt	635,000	419,000
Fees, costs, premium and discount (4)	(9,345)	(6,902)

Long-term debt, net, less current portion	$625,655	$412,098

(1) Effective on September 24, 2021, the Company completed the issuance of $575.0 million aggregate principal amount of 4.375% senior notes due October 1, 2029, issued at 100% of their principal amount. The proceeds from issuance of the new senior notes were used to finance the repayment of the then outstanding aggregate principal amount of $425.0 million of 6.75% senior notes 2026, which required payment of a 5.063% call-premium totaling $21.5 million, lender fees of 1.25% of the face value of the 2021 Senior Notes due 2029 totaling $7.2 million, accrued interest on the then outstanding senior notes and term loan totaling $4.5 million, and various costs of the senior note offering and the Anlin acquisition. The remainder of the proceeds of the new senior notes held as cash on hand, together with $60.0 million of new borrowings under our 2016 Credit Agreement due 2024, were subsequently used on October 25, 2021 for the Anlin Acquisition totaling $114.2 million. Any remaining unused proceeds from issuance of the new $575.0 million of senior notes will be held as operating cash on hand and used to pay, if any, the contingent consideration relating to the Anlin Acquisition. See Note 5. Acquisitions, in Item 8. Financial Statements and Supplementary Data, for further discussion of the contingent consideration relating to the Anlin Acquisition.

(2) Effective on August 10, 2018, the Company completed the issuance of $315.0 million aggregate principal amount of 6.75% senior notes due August 10, 2026, issued at 100% of their principal amount. The senior notes were issued to finance, together with cash on hand, the WWS acquisition. On January 24, 2020, we issued an additional $50.0 million add-on senior notes, issued at 106.375% of their principal amount, to finance, together with cash on hand, the $90.4 million acquisition of NewSouth. Effective on January 25, 2021, we issued an additional $60.0 million add-on senior notes, issued at 105.5% of their principal amount, to finance together with $94.4 million of cash on hand, and fair value of $6.1 million in Company common stock, the $100.5 million acquisition of our 75% stake in Eco. See note (1) above for a discussion of the repayment of the 2018 Senior Notes due 2026 totaling $425.0 million.

(3) Effective on October 25, 2021, the Company entered into the fourth amendment of the 2016 Credit Agreement due 2024. We borrowed a $60.0 million incremental term loan in connection with this amendment, the proceeds from which were used in combination with proceeds remaining under the 2021 Senior Notes due 2029 for the Anlin Acquisition. See note (1) above for further discussion.

(4) Fees, costs, premium and discount represents third-party fees, lender fees, other debt-related costs, and original issue premium and discount, recorded as a net reduction of the carrying value of the debt and are amortized over the lives of the debt instruments to which they relate under the effective interest method.

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

Valuation of Trade Names and Customer Relationships in Business Combinations

The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Intangible assets acquired in business combinations consist of trade names, developed technology, customer relationships, and other intangible assets. The fair value of the trade name intangible assets are determined utilizing the relief from royalty method ("RFRM") which is a form of the income approach. Under the RFRM, a royalty rate based on observed market royalties is applied to projected revenue supporting the trade name and discounted to present value using an appropriate discount rate. The fair values of customer relationships are determined using the multi-period excess earnings method ("MPEEM"), which is also a form of the income approach. Under the MPEEM, the expected net cash flow an asset will generate, is discounted to present value using an appropriate discount rate.

We applied the RFRM to the valuation of trade names and MPEEM to customer relationships for acquisitions done during 2021, for which the most significant intangible assets identified were the Eco and Anlin trade names and customer relationships. Specific to these intangible assets, our estimates of projected revenue included forecast revenue growth rates, estimated existing customer retention rates, operating expense estimates and other estimates regarding contributory asset charges that required judgment by management. Actual results can differ from our estimates, requiring adjustments to our assumptions. The estimated fair value of identifiable intangible assets acquired in connection with the Eco Acquisition was $74.3 million, which included its trade name with an estimated fair value of $34.9 million, and total customer relationships of $39.4 million. The estimated fair value of identifiable intangible assets acquired in connection with the Anlin Acquisition was $77.8 million, which included its trade name with an estimated fair value of $35.4 million and its customer relationship asset of $42.1 million.

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

Given the general deterioration in economic and market conditions associated with the COVID-19 pandemic, and the narrow excess of fair value over carrying value of our WinDoor and WWS trade names as described in 2019, the Company determined it should complete interim quantitative impairment tests of its WinDoor and WWS trade names as of the end of the Company’s first quarter of 2020. These interim impairment tests did not indicate that impairments of those assets existed at that time. Following a decrease of 19.3% in net sales in the second quarter of 2020, compared to the second quarter of last year, as well as continued deterioration in macro-economic conditions in our core western markets relating to the COVID-19 pandemic, we determined to complete a second interim impairment test of our WWS trade name as of July 4, 2020. For this second interim impairment test, we further decreased our modeling assumptions for net sales of our WWS reporting unit for our 2020 fiscal year based on a reassessment of our key assumptions in our modeling, including an updated assessment of macro industry growth in our WWS reporting unit’s key markets. We also decreased our 2021 growth rate assumption as we expect the challenging macro-economic conditions in our core western markets to continue during 2021. Based on our revised modeling, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million in our second quarter of 2020. Sales for our WWS reporting unit for the 2020 fiscal year exceeded our modeling assumptions used during our second impairment test of our WWS trade name as of July 4, 2020. As such, we performed a qualitative assessment as of the first day of our 2020 fourth quarter and concluded that it was not necessary to perform a Step 1 impairment test for our WWS trade name indefinite-lived intangible assets as no new triggering events or conditions were identified. During 2021, WWS enjoyed organic growth and operational improvements, and there were no new triggering events or conditions identified as of the first days of our 2021 fourth quarter. Therefore, we completed a qualitative assessment of our WWS trade name, which indicated that it is more likely than not that the fair value of our WWS trade name exceeds it carrying value. As of January 1, 2022, and January 2, 2021, the carrying value of our WWS trade name was $65.0 million and $65.0 million, respectively.

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

FORWARD OUTLOOK

Net sales

Looking ahead into 2022, we believe economic factors that impact our business currently are stable in all of our major markets. We have seen robust demand in our core geographies over the past eighteen months, and we believe that the substantial backlog we have at the end of 2021, which grew to $355.9 million at January 1, 2022, from $199.5 million at January 2, 2021, an increase of 78.4%, which included 60.7% of legacy growth, positions us for solid sales growth in 2022. We have been able to increase production to meet this increased demand in large part because of actions taken throughout 2021 to increase hiring, implement operations improvements, expand our manufacturing footprint, and manage our supply of key inputs such as glass and aluminum. Increased orders booked during the year translated into higher product shipments as we worked through, and continue to work through our backlog and decrease lead times. We are well positioned to meet strong demand across our key markets and continue our growth trajectory in 2022.

We expect 2022 full-year sales to range between $1.35 billion and $1.45 billion, representing an increase of between 16% and 25%, as compared to 2021. This estimated sales range for 2022 includes our Eco Acquisition at 100% of its sales amount.

Gross profit and gross margin

We believe the following factors, which are not all inclusive, may impact our gross profit and gross margin in 2022:

• Our gross margin percentages are influenced by total sales due to operating leverage of fixed costs, and also by product mix. We expect product mix to show more repair and remodel sales in 2022 due to acquisitions in 2021, whose sales are weighted more towards the repair and remodel channel.

• During 2021, our gross profit and gross margin percentage were negatively impacted by inflationary pressure on our manufacturing inputs, including materials and labor. We have taken actions to attempt offset these factors, including previously communicated pricing actions throughout 2021, including 6 to 12 percent price increases for new orders that originated after November 1st. These actions already are contributing to top line growth which we believe will contribute to improvements in gross profit and gross margin in 2022. But inflationary headwinds continue to exist in 2022. As such, our focus in 2022 will be to continue to take actions to further improve operating efficiencies, including material usage and labor cost reductions.

• Inflationary conditions continue to impact aluminum prices, which is one of our most significant raw materials. During the late summer of 2021, the price of aluminum hit all-time high spot prices, and at the time of the filing of this Annual Report on Form 10-K, the spot price of aluminum is near those all-time high levels. While we engage in a program of hedging our purchases of aluminum using cash flow derivative products to help us stabilize the cost of aluminum in our manufacturing process, our uncovered aluminum purchases have been and continue to be impacted by the increasing cost of the key raw material input. We believe there is uncertainty surrounding the future price of aluminum during 2022, and that volatility in the price of aluminum could be significant. As of the beginning of 2022, we were hedged for approximately 44% of our anticipated aluminum needs for 2022, at an average price of $1.11 per pound, which is an average representing the cash price per pound, excluding the delivery component for the Midwest Premium, and we were hedged for approximately 33% of the Midwest Premium delivery component needs for 2022, at an average price of $0.12 per pound.

• Our gross profit and gross margin are also influenced by labor costs. During 2021, we invested in increasing our headcount to meet the increase in demand in all of our major markets. While the short-term impacts of these investments in headcount increases result in negative margin effects due to onboarding and training costs, as well as increased wages needed to attract sufficient headcount in this incredibly tight labor market, we believe of our labor force has become more tenured and, therefore, labor costs have begun to normalize as efficiencies are achieved. However, we believe a strong jobs environment throughout the United States will continue to result in a limited labor pool. We expect a tight labor market to continue during 2022, which we believe may result in operational efficiencies resulting from an experienced, trained workforce to be partially offset by the possibility for turnover due to this being an employee's job market.

Selling, general and administrative expenses (SG&A)

This expense category will be affected by the inclusion of the SG&A of Anlin for the full year of 2022, including non-cash amortization depending on the level of amortizable intangible assets we have acquired. We are currently in the process of estimating the fair values of acquired intangible assets. We expect to leverage fixed SG&A on anticipated higher sales in 2022, compared to 2021, and to continue to look for areas within SG&A to drive efficiencies. However, we expect to continue to invest in strategic marketing initiatives and advertising, especially at our NewSouth direct-to-consumer business which relies heavily on outreach to consumers. As such, savings from SG&A efficiencies could be more than offset by increases in spending on strategic programs which we believe will provide a favorable return on investment. We have also seen the effects of inflationary pressure on our distribution costs as fuel prices continue to rise and affect the cost of operating our fleet. As previously mentioned, we have increased prices in an attempt to address these inflationary pressures, but such benefits could be more than offset by rising prices, including fuel prices.

Depreciation and Amortization

Including the impact on depreciation and amortization from our Anlin Acquisition, depreciation and amortization is estimated to be approximately $55 million in 2022.

Interest expense

During 2022, we refinanced our $425.0 million of 6.75% 2018 Senior Notes due 2026 with our $575.0 million of 4.375% 2021 Senior Notes due 2029, incremental proceeds from which were used to finance the cash portion of the purchase price for the Anlin Acquisition. Additionally, we increased our borrowings under the 2016 Credit Agreement from $54.0 million to $60.0 million in October 2021 in connection with the Anlin Acquisition, without any impact to the borrowing rate thereunder. Although the level of our outstanding indebtedness increased to $635.0 million at January 1, 2022, from $479.0 at January 2, 2021, we expect that the increasing impact on interest expense from the higher level of indebtedness will be more than offset by the decrease in interest rate on our outstanding senior notes. We believe interest expense on our long-term debt will be approximately $28 million in 2021, including an estimated $1 million of non-cash amortization of net deferred financing costs.

Income tax expense

We expect to continue to be profitable in 2022, and thus, we believe that we will incur income tax expense at a combined Federal and state effective rate of between approximately 25% to 26%. This rate is based on the corporate income tax rate of 21%, plus a blended statutory state rate, taking into consideration the increase in income tax rate in Florida from 3.535% in 2021 to 5.5% through 2022.

Liquidity and capital resources

We had $96.1 million, of cash on hand as of January 1, 2022. During 2022, we expect to continue to generate sufficient cash from operations to service the interest requirements on our debt, cover our operating expenses, and spend between $48 million and $52 million for capital expenditures in 2022. As a result of the Fourth Amendment, we have no further mandatory required payments remaining until the maturity in October 2024 of our 2016 Credit Agreement due 2024 but may continue to make voluntary prepayments in the future as our cash generation and other relevant factors permit. However, no assurances can be given that cash from operations will be sufficient for some or all these purposes. We currently have $74.7 million of availability under the Revolving Facility portion of the 2016 Credit Agreement due 2024. The Revolving Facility also expires in October 2024.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge the delivery component of our aluminum needs, known as the Midwest Transaction Premium (“MTP”). As of January 1, 2022, we are covered for approximately 44% of our anticipated aluminum needs in 2022 at an average price of $1.11 per pound. These calculations are based only on the LME price of aluminum and excludes an estimate for the MTP, which we hedge separately. As of January 1, 2022, we are covered for approximately 33% of our anticipated MTP costs in 2022 at an average price of $0.12 per pound.

Regarding our aluminum hedging instruments for the purchase of aluminum, as of January 1, 2022, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $3.7 million. This calculation utilizes our actual commitment of 30.7 million pounds under contract (to be settled throughout December 2022) and the market price of aluminum as of January 1, 2022. This calculation is based only on the LME price of aluminum and excludes an estimate for the MTP. Regarding our MTP contracts for hedging of the delivery component of our aluminum needs, as of January 1, 2022, a 10% decrease in the Platts MW US Transaction price per pound would decrease the fair value of our MTP contracts an estimated $0.7 million. This calculation utilizes our actual commitment of 23.5 million pounds under contract (to be settled throughout December 2022) and the then current Platts MW US Transaction price per pound as of January 1, 2022.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding with a variable rate as of the date of filing of this Annual Report on Form 10-K, of $60.0 million, a 100 basis-point increase in interest rate would result in approximately $0.6 million of additional interest costs annually.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PGT Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PGT Innovations, Inc. (the Company) as of January 1, 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the fiscal period ended January 1, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2022, and the results of its operations and its cash flows for the fiscal period ended January 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Valuation of Intangible Assets Acquired in the Eco Enterprises and Anlin Industries Business Combinations
Description of the Matter

During fiscal 2021, the Company completed its acquisition of a 75% ownership stake in Eco Enterprises LLC and its related companies, Eco Windows Systems, LLC, Eco Glass Production, LLC, and Unity Windows, LLC (together “Eco”) for fair value consideration of $100.5 million and its acquisition of Anlin Industries (“Anlin”) for fair value consideration of $120.1 million, as disclosed in Note 5 to the consolidated financial statements. The transactions were accounted for as business combinations and the assets acquired and liabilities assumed have been recorded at fair value.

Auditing the Company's accounting for its acquisitions of Eco and Anlin was complex and judgmental due to the significant estimation required by management to determine the fair value of the acquisitions’ identified intangible assets of $152.1 million, which primarily consisted of the trade names and customer relationships of $70.3 million and $81.5 million, respectively. The Company used income approaches: the relief-from-royalty method and Multiperiod Excess Earnings Method (MPEEM) to measure the trade name and customer relationship intangible assets, respectively. The significant estimation was primarily due to the judgment involved and the sensitivity of the respective fair values to certain underlying assumptions used to calculate the fair values, specifically the forecasted revenue growth rates in each model. This significant assumption is forward looking and could be affected by future operating, economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the Company's controls over its accounting for the acquisitions. Our tests included controls over the estimation process supporting the recognition and measurement of the identified intangible assets, including controls over management’s evaluation of the methodology and underlying assumptions used in determining the fair value.

To test the estimated fair value of the trade names and customer relationships, we performed, with the assistance of our valuation specialists, audit procedures that included, among others, evaluating the Company's selection of the valuation methodologies and significant assumption identified above used by the Company in the valuation of the intangibles including evaluating the completeness and accuracy of the underlying data supporting the significant assumption. For example, we performed analyses to evaluate the sensitivity of changes in this assumption to the fair value of the trade name and customer relationship assets and compared this significant assumption to current industry, market and economic trends and to the historical results of the acquired businesses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Tampa, Florida

March 1, 2022

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019

Net sales	$1,161,464	$882,621	$744,956
Cost of sales	757,965	561,297	484,588

Gross profit	403,499	321,324	260,368

Selling, general and administrative expenses	303,043	224,386	176,312
Impairment of trade name	—	8,000	—
Restructuring costs and charges	—	4,227	—

Income from operations	100,456	84,711	84,056

Interest expense, net	30,029	27,719	26,417
Debt extinguishment costs	25,472	—	1,512

Income before income taxes	44,955	56,992	56,127

Income tax expense	9,759	11,884	12,439

Net income	35,196	45,108	43,688

Less: Net income attributable to redeemable non-controlling interest	(2,318)	—	—

Net income attributable to the Company	$32,878	$45,108	$43,688

Calculation of net income per common share attributable to common shareholders:
Net income attributable to the Company	$32,878	$45,108	$43,688
Change in redemption value of redeemable non-controlling interest	(6,081)	—	—
Net income attributable to common shareholders	$26,797	$45,108	$43,688

Net income per common share attributable to common shareholders:
Basic	$0.45	$0.77	$0.75
Diluted	$0.45	$0.76	$0.74

Weighted average number of common shares outstanding:
Basic	59,518	58,887	58,346
Diluted	60,058	59,360	59,150

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019

Net income	$35,196	$45,108	$43,688

Other comprehensive income before tax:
Change in fair value of derivatives	24,455	1,569	(1,229)
Reclassification to earnings	(18,638)	2,359	5,030

Other comprehensive income before tax	5,817	3,928	3,801

Income tax expense related to other comprehensive income	1,531	970	974

Other comprehensive income, net of tax	4,286	2,958	2,827

Comprehensive income	39,482	48,066	46,515

Less: Comprehensive income of redeemable non-controlling interest	(2,318)	—	—

Comprehensive income attributable to the Company	$37,164	$48,066	$46,515

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	January 1,	January 2,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$96,146	$100,320
Accounts receivable, net	141,221	92,844
Inventories	91,440	60,317
Contract assets, net	55,239	28,723
Prepaid expenses	8,727	8,357
Other current assets, net	28,985	11,111
Total current assets	421,758	301,672
Property, plant and equipment, net	185,266	135,155
Operating lease right-of-use asset, net	91,162	38,567
Intangible assets, net	394,525	256,507
Goodwill	364,598	329,695
Other assets, net	3,301	925

Total assets	$1,460,610	$1,062,521

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,021	$23,469
Accrued liabilities	82,660	60,875
Current portion of operating lease liability	13,180	6,132
Total current liabilities	135,861	90,476
Long-term debt	625,655	412,098
Operating lease liability, less current portion	83,903	35,130
Deferred income taxes	37,489	28,329
Other liabilities	11,742	11,354
Total liabilities	894,650	577,387

Commitments and contingencies	—	—

Redeemable non-controlling interest	36,863	—

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 63,516 and 62,542 shares issued and 59,696 and 58,999 shares outstanding at January 1, 2022 and January 2, 2021, respectively	635	625
Additional paid-in-capital	433,347	420,202
Accumulated other comprehensive income	7,006	2,720
Retained earnings	106,398	79,896
Treasury stock at cost	(18,289)	(18,309)
Total shareholders' equity	529,097	485,134

Total liabilities, redeemable non-controlling interest, and shareholders' equity	$1,460,610	$1,062,521

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Cash flows from operating activities:
Net income	$35,196	$45,108	$43,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,487	24,014	18,876
Amortization	21,082	18,825	15,856
Impairment of trade name	—	8,000	—
Non-cash portion of restructuring costs and charges	—	2,442	—
Provision for allowance for credit losses	3,834	996	1,553
Stock-based compensation	7,819	5,458	3,923
Amortization and write-offs of deferred financing costs	978	1,206	1,674
Debt extinguishment costs	25,472	—	1,512
Deferred income taxes	7,632	(593)	4,410
Loss (gain) on sales of assets	261	(291)	143
Change in operating assets and liabilities (net of acquisition effects):
Accounts receivable	(34,390)	(13,775)	12,682
Inventories	(15,984)	(14,793)	815
Contract assets, net, prepaid expenses, other current and other assets	(5,958)	(11,342)	(4,429)
Accounts payable and accrued liabilities	(12,750)	10,240	(19,487)
Net cash provided by operating activities	63,679	75,495	81,216

Cash flows from investing activities:
Purchases of property, plant and equipment	(33,424)	(24,800)	(31,268)
Business acquisitions	(220,676)	(90,368)	—
Proceeds from disposals of assets	187	766	71
Net cash used in investing activities	(253,913)	(114,402)	(31,197)

Cash flows from financing activities:
Proceeds from issuance of senior notes	638,300	53,188	—
Payments of senior notes	(425,000)	—	—
Payment of call-premium on redemption of senior notes	(21,518)	—	—
Proceeds from issuance of term loan debt	60,000	—	64,000
Payments of term loan debt	(54,000)	(10,000)	(64,138)
Payments of financing costs	(10,675)	(1,266)	(854)
Purchases of treasury stock under repurchase program	—	—	(5,550)
Purchases of treasury stock relating to tax withholdings on employee equity awards	(1,648)	(815)	(505)
Proceeds from exercise of stock options	138	572	1,562
Proceeds from issuance of common stock under ESPP	463	305	59
Net cash provided by (used in) financing activities	186,060	41,984	(5,426)
Net (decrease) increase in cash and cash equivalents	(4,174)	3,077	44,593
Cash and cash equivalents at beginning of year	100,320	97,243	52,650
Cash and cash equivalents at end of year	$96,146	$100,320	$97,243

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

				Accumulated	Retained
	Common stock		Additional	Other	Earnings
	Shares		Paid-in	Comprehensive	(Accumulated	Treasury
	Outstanding	Amount	Capital	Income (Loss)	Deficit)	Stock	Total
Balance at December 29, 2018	58,081,540	$607	$409,661	$(3,065)	$(8,900)	$(12,759)	$385,544
Grants of restricted stock	—	6	(6)	—	—	—	—
Vesting of restricted stock	164,226	—	—	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(428,059)	—	—	—	—	(6,055)	(6,055)
Retirement of treasury stock	—	—	(505)	—	—	505	—
Stock-based compensation	—	—	3,923	—	—	—	3,923
Exercise of stock options	682,931	7	1,555	—	—	—	1,562
Common stock issued under ESPP	4,096	—	59	—	—	—	59
Net income	—	—	—	—	43,688	—	43,688
Other comprehensive income, net of tax expense of $974	—	—	—	2,827	—	—	2,827
Balance at December 28, 2019	58,504,734	$619	$414,688	$(238)	$34,788	$(18,309)	$431,548
Grants of restricted stock	—	7	(7)	—	—	—	—
Vesting of restricted stock	219,977	—	—	—	—	—	—
Forfeitures of restricted stock	—	(3)	3	—	—	—	—
Purchases of treasury stock	(51,479)	—	—	—	—	(815)	(815)
Retirement of treasury stock	—	(1)	(814)	—	—	815	—
Stock-based compensation	—	—	5,458	—	—	—	5,458
Exercise of stock options	284,353	3	569	—	—	—	572
Common stock issued under ESPP	41,126	—	305	—	—	—	305
Net income	—	—	—	—	45,108	—	45,108
Other comprehensive income, net of tax expense of $970	—	—	—	2,958	—	—	2,958
Balance at January 2, 2021	58,998,711	$625	$420,202	$2,720	$79,896	$(18,309)	$485,134
Grants of restricted stock	—	7	(7)	—	—	—	—
Vesting of restricted stock	312,982	—	—	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Issuance of treasury stock	4,600	—	—	—	(20)	20	—
Purchases of treasury stock	(73,105)	—	—	—	—	(1,648)	(1,648)
Retirement of treasury stock	—	(1)	(1,372)	—	(275)	1,648	—
Stock-based compensation	—	—	7,819	—	—	—	7,819
Exercise of stock options	67,797	1	137	—	—	—	138
Common stock issued under ESPP	27,335	—	463	—	—	—	463
Issuance in acquisition of Eco	357,797	4	6,104	—	—	—	6,108
Other comprehensive income, net of tax expense of $1,531	—	—	—	4,286	—	—	4,286
Net income	—	—	—	—	32,878	—	32,878
Change in redemption value of redeemable non-controlling interest	—	—	—	—	(6,081)	—	(6,081)
Balance at January 1, 2022	59,696,117	$635	$433,347	$7,006	$106,398	$(18,289)	$529,097

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

PGT Innovations, Inc. (“PGTI”, “we,” or the “Company”), formerly named PGT, Inc., is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority of our sales are to customers in the state of Florida; however, we also sell products in many other states, the Caribbean, Canada, and in South and Central America. Our acquisition of Eco Enterprises ("Eco Acquisition") in February 2021 expands our range of product offerings in our major market of southeast Florida. We also have sales of products that are designed to unify indoor and outdoor living spaces, through our Western Windows Systems’ (“WWS”) division, and most of its sales are in the western United States. Our acquisition of Anlin Windows and Doors in October 2021 expands our presence in the west. Products are sold primarily through an authorized dealer and distributor network. However, with our acquisition of NewSouth Windows Solutions in February 2020, we also began to sell window products in the direct-to-consumer channel through a “factory-direct” sales model.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (“NYSE”) from the NASDAQ Global Market, and began trading on the NYSE under its existing ticker symbol of “PGTI”. As of January 1, 2022, we had major manufacturing operations in Florida, in North Venice, Tampa, and in the greater Miami area. We also have manufacturing operations in Arizona and California. Additionally, we have two glass tempering and laminating plants and one insulation glass plant located in North Venice.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Fiscal period

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The years ended January 1, 2022, and December 28, 2019, consisted of 52 weeks. The year ended January 2, 2021 consisted of 53 weeks.

Principles of consolidation

The consolidated financial statements present the results of the operations, financial position and cash flows of PGTI, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We are consolidating all wholly owned subsidiaries, as well as Eco, based on the 75% majority ownership. We refer to Note 23 for our accounting policies relating to the non-redeemable minority interest.

Segment information

We operate as two segments based on geography: the Southeast segment and the Western segment. See Note 20 for more information.

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

Revenue recognition

With the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” together with subsequently issued related guidance, we recognize revenue pursuant to Topic 606 of the Accounting Standards Codification ("ASC"). See Note 4, “Revenue Recognition and Contracts with Customers.”

Cost of sales

Cost of sales represents costs directly related to the production of our products. Primary costs include raw materials, direct labor, and manufacturing overhead, which consist of salaries, wages, employee benefits, utilities, maintenance, lease costs and depreciation.

Shipping and handling costs

Shipping and handling costs incurred in the purchase of materials used in the manufacturing process are included in cost of sales. Costs relating to shipping, handling and distribution of finished products to our customers are included in selling, general and administrative expenses and totaled $62.4 million, $39.3 million and $38.3 million for the years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.

Advertising

We expense advertising costs as incurred. Advertising expense, which is included in selling, general and administrative expenses, was $15.8 million, $11.6 million and $5.2 million for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. NewSouth, acquired effective on February 1, 2020, relies heavily on advertising, consistent with its sales-direct-to-homeowner business model.

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

	January 1,	January 2,
	2022	2021
	(in thousands)
Accounts receivable	$145,923	$96,560
Less: Allowance for credit losses	(4,702)	(3,716)

Accounts receivable, net	$141,221	$92,844

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

During 2021, we recorded warranty expense at an average rate of 2.0% of sales. This rate is higher than the average rate of 1.7% of sales recorded in 2020. The increase in our warranty expense rate in 2021, compared to 2020 is a result of costs associated with recent higher levels of warranty repair experience on larger commercial projects than experienced in 2020, which resulted in warranty costs incremental to those we would incur in the normal course of business. The increase in our warranty expense in 2021, compared to 2020, was also affected by costs associated with the wind-down of the commercial business of NewSouth in the first quarter of 2021, which resulted in warranty costs incremental to those we would incur in the normal course of business.

We assess the adequacy of our warranty accrual on a quarterly basis, and adjust the previous amounts recorded, if necessary, to reflect the change in estimate of the future costs of claims yet to be serviced. The following provides information with respect to our warranty accrual.

Accrued Warranty	Beginning of Period	Acquired	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)
Year ended January 1, 2022	$8,001	$4,150	$23,637	$(1,440)	$(20,844)	$13,504

Year ended January 2, 2021	$6,244	$3,515	$15,256	$266	$(17,280)	$8,001

Year ended December 28, 2019	$6,149	$-	$12,720	$570	$(13,195)	$6,244

The accrual for warranty is included in accrued liabilities and other liabilities, depending on estimated settlement date, in the consolidated balance sheets as of January 1, 2022 and January 2, 2021. The portion of warranty expense related to the issuance of product of $3.0 million, $3.8 million and $2.7 million is included in cost of sales in the consolidated statements of operations for the years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively. The portion related to servicing warranty claims including costs of the service department personnel is included in selling, general and administrative expenses in the consolidated statements of operations, and is $19.2 million, $11.7 million and $10.6 million, respectively, for the years ended January 1, 2022, January 2, 2021, and December 28, 2019.

Inventories

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited finished goods inventory as most products are custom, made-to-order products manufactured under noncancelable purchase orders and therefore are recognized as costs of sales relating to revenue recognized over time during the manufacturing process. All inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The reserve for obsolescence, which was immaterial at January 1, 2022 and January 2, 2021, is based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined through Company history, specific identification and consideration of prevailing economic and industry conditions. Inventories consist of the following:

	January 1,	January 2,
	2022	2021
	(in thousands)
Raw materials	$87,164	$55,916
Work in progress	3,248	4,058
Finished goods	1,028	343

Inventories	$91,440	$60,317

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

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease right-of-use asset also includes any up-front lease payments made and initial direct costs incurred, less lease incentives received. Our lease terms may include options to extend or terminate the lease. Judgment is required to determine when it is reasonably certain that we will exercise an option and should therefore include the optional period in the lease term. Lease expense is recognized on a straight-line basis over the lease term. We elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets.

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

Capitalized software as of January 1, 2022, and January 2, 2021, was $31.8 million and $30.4 million, respectively. Accumulated depreciation of capitalized software was $29.0 million and $25.3 million as of January 1, 2022, and January 2, 2021, respectively.

Amortization expense for capitalized software was $3.7 million, $4.1 million, and $2.4 million for the years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.

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

Concentrations of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, trade accounts receivable and contract assets. Accounts receivable and contract assets are due primarily from dealers and distributors of building materials, and other companies in the construction industry, primarily located in Florida, California, Texas and Arizona. Credit is extended based on an evaluation of the customer’s financial condition and credit history, and generally collateral is not required. The Company maintains an allowance for potential credit losses on trade receivables and contract assets.

We maintain our cash with several financial institutions, the balance of which exceeds federally insured limits. At January 1, 2022 and January 2, 2021, our cash balance exceeded the insured limit by $89.0 million and $96.1 million, respectively.

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

Income and Sales Taxes

We account for income taxes utilizing the liability method. Deferred income taxes are recorded to reflect consequences on future years of differences between financial reporting and the tax basis of assets and liabilities measured using the enacted statutory tax rates and tax laws applicable to the periods in which differences are expected to affect taxable earnings. We have no liability for unrecognized tax benefits. However, should we accrue for such liabilities, when and if they arise in the future, we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision. Income taxes relating to gains and losses on our cash flow hedges are released at the same time as the underlying transactions are realized. Interest and penalties on income taxes, if any, are recorded as income taxes. Refer to Note 13 for additional information regarding the Company’s income taxes.

Sales taxes collected from customers have been recorded on a net basis.

Net income per common share

Basic earnings per share (“EPS”) available to PGT Innovations, Inc. common stockholders is computed using the two-class method by dividing net income attributable to common shareholders, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding during the period. Diluted EPS available to PGT Innovations, Inc. common stockholders is computed using the two-class method by dividing net income attributable to common shareholders, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding, including the dilutive effect of common stock equivalents computed using the treasury stock method and the average share price during the period. Forfeiture of unvested equity are recognized on an actual basis, at the same time as the equity is forfeited.

There were no anti-dilutive shares outstanding for the year ended January 1, 2022. Our weighted average number of diluted shares outstanding excludes underlying securities of 23 thousand and 74 thousand for the years ended January 2, 2021, and December 28, 2019, respectively, because their effects were anti-dilutive.

The table below presents the calculation of basic and diluted earnings per share, including a reconciliation of weighted average common shares:

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
	(in thousands, except per share amounts)
Net income	$35,196	$45,108	$43,688
Less: Net income attributable to redeemable non-controlling interest	(2,318)	—	—
Net income attributable to the Company	32,878	45,108	43,688
Change in redemption value of redeemable non-controlling interest	(6,081)	—	—
Net income attributable to common shareholders	$26,797	$45,108	$43,688

Weighted-average common shares - Basic	59,518	58,887	58,346
Add: Dilutive shares from equity plans	540	473	804
Weighted-average common shares - Diluted	60,058	59,360	59,150

Weighted average number of common shares outstanding:
Basic	$0.45	$0.77	$0.75
Diluted	$0.45	$0.76	$0.74

Supplemental cash flow information and non-cash activity

The table below presents supplemental cash flow information and non-cash activity for the years ended January 1, 2022, January 2, 2021, and December 28, 2019:

	Year Ended
	January 1,	January 2,	December 28,
(in thousands)	2022	2021	2019
Supplemental cash flow information:
Interest paid	$32,636	$25,156	$24,455
Income tax payments, net of refunds	$12,166	$9,242	$11,862
Non-cash activity:
Establish right-of-use asset, net of straight-line rent in 2019	$65,678	$19,185	$31,332
Establish operating lease liability	$(65,678)	$(19,185)	$(33,072)
Reclassification of accounts receivable to notes receivable	$—	$1,437	$4,401
Property, plant and equipment additions in accounts payable	$772	$61	$449

3. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

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

Business Combinations - Contracts Assets and Liabilities

On October 28, 2021, the FASB issued ASU 2021-08,1 which amends ASC 805-20 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This standard was effective beginning January 1, 2022. Early adoption was permitted. The adoption of this standard did not have any impact on our consolidated financial statements.

Accounting Pronouncements Recently Issued, Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in March 2021, subsequent amendment to the initial guidance, ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance generally can be applied currently, through December 31, 2022. We are currently assessing the impacts of the practical expedients provided in Topic 848 and which, if any, we will adopt.

4. Revenue Recognition and Contracts with Customers

Revenue Recognition Accounting Policy

The Company primarily manufactures fully customized windows and doors based on design specifications, measurements, colors, finishes, framing materials, glass-types, and other options selected by the customer at the point in time an order is received. The Company has an enforceable right to payment at the time an order is received and accepted at the agreed-upon sales prices contained in our agreements with our customers for all manufacturing efforts expended on behalf of its customers. Due to the customized build-to-order nature of these products, the Company’s assessment is that the substantial portion of its finished goods and certain unused glass components have no alternative use, and that control of these products and components passes to the customer over time during the manufacturing of the products in an order, or upon our receipt of certain pre-cut glass components from our supplier attributed to specific customer orders. We give our customers 30-day payment terms, which is typical in our industry.

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

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, we have two reportable segments: our Southeast segment and our Western segment. See Note 20 for more information. The following table provides information about our net sales by reporting segment, product category and market for the years ended January 1, 2022, January 2, 2021, and December 28, 2019 (in millions):

	Year Ended
	January 1,	January 2,	December 28,
Disaggregation of revenue:	2022	2021	2019
Reporting segment:
Southeast	$968.7	$752.4	$606.6
Western	192.8	130.2	138.4

Total net sales	$1,161.5	$882.6	$745.0

Product category:
Impact-resistant window and door products	$787.2	$630.2	$516.1
Non-impact window and door products	374.3	252.4	228.9

Total net sales	$1,161.5	$882.6	$745.0

Market:
New construction	$489.9	$402.5	$368.4
Repair and remodel	671.6	480.1	376.6

Total net sales	$1,161.5	$882.6	$745.0

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the years ended January 1, 2022, January 2, 2021, and December 28, 2019, the Western segment’s net sales of its volume products were $83.0 million, $53.2 million and $53.9 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At January 1, 2022 and January 2, 2021, those contract liabilities totaled $45.2 million and $22.8 million, respectively, of which $37.0 million and $18.1 million, respectively, are classified within accrued liabilities, and $8.2 million and $4.6 million, respectively, are classified within contract assets, net, in the accompanying consolidated balance sheets at January 1, 2022 and January 2, 2021.

Because of the short-term nature of our performance obligations, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at January 2, 2021 were satisfied in the first quarter of 2021, and contract assets at January 2, 2021 were transferred to accounts receivable in the first quarter of 2021. Contract liabilities at January 1, 2022 represents cash received during the three-month period ended January 1, 2022, excluding amounts recognized as revenue during that period. Contract assets at January 1, 2022 represents revenue recognized during the three-month period ended January 1, 2022, excluding amounts transferred to accounts receivable during that period.

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

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our volume products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of January 1, 2022 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

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

5. Acquisitions

Anlin Windows & Doors

On October 25, 2021, we completed the acquisition of Anlin Windows & Doors. The acquisition was done by Western Window Holding LLC, a Delaware limited liability company, indirectly wholly-owned by PGT Innovations, Inc., which acquired substantially all of the assets, properties and rights owned, used or held for use in the business, as operated by Anlin Industries, a California corporation, of manufacturing vinyl windows and doors for the replacement market and the new construction market, and all activities conducted in connection therewith (the "Anlin Acquisition"), pursuant to that certain Asset Purchase Agreement dated as of September 1, 2021 (the “Anlin Purchase Agreement”), by and among the Company, and Anlin Industries. The fair value of consideration transferred in the Anlin Acquisition was $120.1 million, composed of $114.2 million in cash, including $113.5 million for purchase price and $0.7 million in estimated working capital adjustment, and estimated fair value of contingent consideration of $5.9 million, discussed in greater detail below.

The cash portion of the Anlin Acquisition of $114.2 million was financed with borrowings under the fourth amendment of our 2016 Credit Agreement due 2024 of $60.0 million, which resulted in net proceeds after fees of $59.4 million, with the remaining $54.8 million from cash on hand. Cash on hand for the Anlin Acquisition was ultimately provided by the issuance of senior notes due 2029 of $575.0 million of 4.375% and related transactions, further explained in Note 10, Long-Term Debt.

Purchase Price Allocation

The estimated fair value of assets acquired, and liabilities assumed as of the closing date, are as follows:

Preliminary Allocation
Accounts receivable	$10,803
Inventories	7,633
Contract assets, net	7,027
Prepaid expenses and other assets	1,626
Property and equipment	22,800
Operating lease right-of-use asset	3,450
Intangible assets	77,800
Goodwill	5,596
Total assets acquired	136,735
Accounts payable	(5,175)
Accrued and other liabilities	(7,993)
Operating lease liability	(3,450)
Total liabilities assumed	(16,618)
Fair value of consideration transferred	$120,117

Consideration:
Cash	$114,196
Contingent consideration	5,921
Fair value of consideration transferred	$120,117

The fair value of certain working capital related items, including Anlin’s accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities, approximated their book values at the date of the Anlin Acquisition. The fair value of inventory was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The substantial majority of inventories at the acquisition date was composed of raw materials. The fair value of property and equipment and remaining useful lives were estimated by management, with the assistance of a third-party valuation firm, using the cost approach. Valuations of the intangible assets were done using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs, with the assistance of a third-party valuations firm.

We incurred acquisition costs totaling $1.8 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the Anlin Acquisition, classified as selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended January 1, 2022.

The Anlin Purchase Agreement provides for the potential for an earn-out contingency payment to sellers should Anlin achieve a certain level of earnings before interest, taxes, depreciation and amortization, ("Anlin EBITDA"), as defined in the Anlin Purchase Agreement, for its fiscal years of 2021 and 2022, of up to $3.2 million to be paid out by March 31, 2022, and of up to $9.5 million to be paid out by March 31, 2023, respectively. We have recorded an earn-out contingency liability of $5.9 million, representing its estimated fair value based on probability adjusted levels of estimated Anlin EBITDA. Estimated Anlin EBITDA is a significant input that is not observable in the market, which ASC 820 considers to be a Level 3 input. This estimated fair value of contingent consideration is preliminary, and may be adjusted as we continue to review the calculation's inputs and assumptions. For tax purposes, contingent consideration does not become part of tax goodwill until paid. As such, the amount of goodwill deductible for tax purposes will not be finalized until the outcome of this earn-out contingency is known. As of January 1, 2022, as the estimated fair value of the earn-out contingency exceeds the amount of book goodwill, there is currently no goodwill deductible for tax purposes, and the amount by which the estimated fair value of the earn-out contingency exceeds book goodwill has gone to reduce the tax bases of the other intangible assets recorded in the Anlin Acquisition. We believe goodwill relates to the expansion of our footprint in a key, strategic market we have identified as a geographic area of growth for our Company.

Regarding the allocation of the fair value of consideration transferred in the Anlin Acquisition, specific items being finalized are our calculations of contingencies assumed in the Anlin acquisition, including the earn-out contingency and reserves for warranty obligations. Our estimated fair values of intangibles assets acquired and property and equipment may change as we continue our review changes made to the calculations performed by our third-party valuation firm. However, as noted above, the purchase allocation is preliminary and other items are subject to change.

The Anlin Purchase Agreement has a post-closing working capital calculation whereby we are required to prepare, and deliver to sellers, a final statement of purchase price.

Valuation of Identified Intangible Assets

The valuation of the identifiable intangible assets acquired in the Anlin Acquisition and our estimate of their respective useful lives are as follows:

		Initial
	Preliminary	Useful Life
	Valuation	(in years)
(in thousands)
Trade name	$35,400	indefinite
Customer relationships	42,100	15
Developed technology	300	9

Intangible assets, net	$77,800

Pro Forma Financial Information

The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of the earliest period presented that does not include Anlin's actual results for the entire period. Pro forma results have been prepared by adjusting our historical results to include the results of Anlin adjusted for the following: amortization expense related to the intangible assets arising from the acquisition and interest expense to reflect the refinancing of the 2018 Senior Notes due 2026 and the third amendment of the 2016 Credit Agreement due 2024 into the 2021 Senior Notes due 2029 and the fourth amendment of the 2016 Credit Agreement due 2024. The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

	Years Ended
	January 1,	January 2,
Pro Forma Results (unaudited)	2022	2021
(in thousands, except per share amounts)	(unaudited)
Net sales	$1,251,314	$967,825

Net income attributable to common shareholders	$35,273	$50,838

Net income per common share attributable to common shareholders:
Basic	$0.59	$0.86
Diluted	$0.59	$0.86

Sales from Anlin included in the year ended January 1, 2022, since its October 25, 2021 acquisition date, totaled $21.4 million, and had net income, included in consolidated net income of $1.9 million in the year ended January 1, 2022. Such net income has not been reduced for any income taxes or interest expense as we do not allocate such amounts to the division level.

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

The fair value of consideration transferred in the acquisition of CRi totaled $12.5 million, and included $12.1 million in cash, funded from cash on hand, and $0.4 million in accounts receivable owed by CRi to the Company’s western business unit relating to sales prior to the acquisition, which are considered settled as a result of the acquisition. The purchase price is subject to change through a net working capital adjustment, currently being finalized. The preliminary estimated fair value of assets acquired and liabilities assumed totaled $17.6 million and $5.1 million, respectively, which included offsetting operating lease right of use assets and operating lease liabilities totaling $2.6 million. The estimated fair value of assets acquired also included current assets totaling $4.1 million, primarily accounts receivable, identifiable intangible assets totaling $7.0 million, goodwill of $3.7 million, all of which we believe is tax deductible, and a small amount of property and equipment. Liabilities assumed included the aforementioned operating lease liability, as well as a total of $2.5 million in trade accounts payable and customer deposits. Valuations of the intangible assets have been estimated using income and royalty relief approaches based on projections, which we consider to be Level 3 inputs, with the assistance of a third-party valuation firm. We believe goodwill in the acquisition relates to the expansion of our footprint in an existing market, in a way that we believe will enhance our long-term profitability in that market of our Western business.

Sales from CRi included in the year ended January 1, 2022, since its May 2, 2021 acquisition date totaled $10.9 million. CRi’s effect on consolidated net income was immaterial in the year ended January 1, 2022.

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

The purchase agreement relating to the NewSouth Acquisition (“PA”) requires certain post-closing adjustments, under which we determined that we owed sellers an additional $0.2 million. The calculation resulted in a net increase in purchase price of $0.2 million. We paid this amount during the third quarter of 2020.

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

	Years Ended
	January 2,	December 28,
Pro Forma Results (unaudited)	2021	2019
(in thousands, except per share amounts)	(unaudited)
Net sales	$890,373	$831,610

Net income	$45,338	$44,925

Net income per common share attributable to common shareholders:
Basic	$0.77	$0.77
Diluted	$0.76	$0.76

Net sales of NewSouth, included in the consolidated statement of operations for the year ended January 1, 2022, was $146.8 million. The net income of NewSouth in the consolidated statements of operations for the year ended January 1, 2022, was $17.8 million. Net sales of NewSouth, included in the consolidated statement of operations for the year ended January 2, 2021, was $93.9 million. The net income of NewSouth in the consolidated statements of operations for the year ended January 2, 2021, was $2.0 million. Such net income amounts have not been reduced for any income taxes or interest expense as we do not allocate such amounts to the division level.

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

The fair value consideration for Eco was $100.5 million, including $94.4 million in cash, which was after adjustments in our favor totaling $5.6 million relating to working capital and customer deposits. These adjustments were agreed to and settled in the second quarter of 2021. The fair value of consideration also included PGT Innovations, Inc. common stock with a then estimated fair value of $6.1 million. The cash portion of the purchase price was financed by a second add-on issuance of $60.0 million aggregate principal amount of 6.75% senior notes to the 2018 Senior Notes due 2026 on January 25, 2021 (the “Second Additional Senior Notes”), issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million, together with cash on hand of $31.1 million. See Note 10 for a discussion of the Second Additional Senior Notes.

The common stock portion of the purchase price was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a closing price value of $21.34 per share on that date, or approximately $7.6 million based on that price. However, the seller of Eco, who is also the holder of the 25% redeemable non-controlling interest in Eco Enterprises, is restricted from selling these shares for a three-year period from the date of the acquisition. As such, we estimated that there was an approximately 20% discount for the lack of marketability of the shares. The fair value of the redeemable non-controlling interest in the acquisition has been preliminarily estimated to be $28.5 million, resulting in total fair value of the Eco business in the acquisition, including the redeemable non-controlling interest, of $128.9 million. The fair value of the redeemable non-controlling interest has been calculated as 25% of the initial estimated fair value of the entity at the acquisition date, less a discount for seller’s lack of control in the new entity, estimated to be 5%, and a discount for the seller’s lack of marketability of the minority stake, estimated to be 10%. See Note 23 for more information regarding the redeemable non-controlling interest.

The estimated fair value of assets acquired, and liabilities assumed as of the closing date of the Eco Acquisition, are as follows:

	Initial Allocation	Adjustments to Allocation	Preliminary Allocation
Accounts receivable	$5,031	$(241)	$4,790
Inventories	7,728	(684)	7,044
Contract assets, net	4,312	(123)	4,189
Prepaid expenses and other assets	1,706	(759)	947
Property and equipment	24,009	(191)	23,818
Operating lease right-of-use asset	27,864	(1,049)	26,815
Intangible assets	72,700	1,600	74,300
Goodwill	30,051	(4,467)	25,584
Total assets acquired	173,401	(5,914)	167,487
Accounts payable	(6,809)	(116)	(6,925)
Accrued and other liabilities, including customer deposits	(4,215)	(604)	(4,819)
Operating lease liability	(27,864)	1,049	(26,815)
Total liabilities assumed	(38,888)	329	(38,559)
Net assets acquired	134,513	(5,585)	128,928
Redeemable non-controlling interest	(34,084)	5,620	(28,464)
Fair value of consideration transferred	$100,429	$35	$100,464

Consideration:
Cash	$94,321	$35	$94,356
PGTI common stock	6,108	—	6,108
Fair value of consideration transferred	$100,429	$35	$100,464

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

We incurred acquisition costs totaling $1.7 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the Eco Acquisition, which includes $1.0 million in the fourth quarter of 2020, and $0.7 million in 2021, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the years ended January 1, 2022 and January 2, 2021, respectively.

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, has currently been estimated to be $25.6 million, classified as part of the Southeast reporting unit goodwill, which we expect the portion of goodwill relating to our 75% investment to be deductible for tax purposes. In addition, we are currently evaluating the historical book and tax bases of assets and liabilities relating to the redeemable non-controlling interest, which may not be eligible for a step-up in basis, for any deferred tax assets and liabilities that may need to be recorded in the Eco Acquisition.

We believe goodwill represents the strengthening of our supply chain for glass through faster glass production, as well as diversification and expansion of product offerings in the high-growth commercial market, and an expansion of our dealer network with minimal overlap with our existing deal network.

Valuation of Identified Intangible Assets

The valuation of the identifiable intangible assets acquired in the Eco Acquisition and our estimate of their respective useful lives are as follows:

				Initial
	Initial	Adjustment to	Preliminary	Useful Life
	Valuation	Valuation	Valuation	(in years)
(in thousands)
Trade names	$36,000	$(1,100)	$34,900	indefinite
Customer relationships	36,700	2,700	39,400	5 - 15

Intangible assets, net	$72,700	$1,600	$74,300

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

	Years Ended
	January 1,	January 2,
Pro Forma Results (unaudited)	2022	2021
(in thousands, except per share amounts)	(unaudited)
Net sales	$1,169,416	$945,930

Net income attributable to common shareholders	$26,375	$39,220

Net income per common share attributable to common shareholders:
Basic	$0.44	$0.67
Diluted	$0.44	$0.66

Net sales of Eco included in the consolidated statement of operations for the year ended January 1, 2022, from the date of its February 1, 2021 acquisition, was $85.6 million, after eliminations of intercompany sales. The net income of Eco in the consolidated statement of operations for the year ended January 1, 2022, from the date of its February 1, 2021 acquisition, was $9.3 million, including the portions attributable to the redeemable non-controlling interest of $2.3 million.

6. Sale of Assets

On September 22, 2017, we entered into an Asset Purchase Agreement (“APA”) with Cardinal LG Company (“Cardinal LG”) for the sale to Cardinal LG of certain manufacturing equipment we used in processing glass components for PGT-branded doors for a cash purchase price of $27.8 million. Contemporaneously with entering into the APA, we entered into a seven-year supply agreement. The Company determined to sell these assets and enter the SA to allow us to heighten our focus in our core areas of window and door manufacturing and, at the same time, strengthen our supply chain for high-quality door glass from a supplier with whom we have been doing business for many years.

The Company then determined that, although the APA and SA are separate agreements, they were initially negotiated contemporaneously. Therefore, the Company concluded that the $27.8 million, of proceeds under the APA should be bifurcated between the sale of the door glass manufacturing assets, and as payment received from a supplier for the Company’s agreement to buy glass components for PGT-branded doors from Cardinal under the SA. The bifurcation of the proceeds in excess of the stand-alone selling price of the assets acquired would be allocated to the SA and recognized as a reduction of cost of sales as glass components are purchased by PGTI. Based on the established stand-alone selling price of the assets sold, as determined by an independent appraisal, approximately $7.7 million was allocated to the sale of the assets, with the remaining $20.1 million representing consideration received from Cardinal related to the agreement to buy door glass components for PGT-branded doors from Cardinal. This consideration is being amortized over the seven-year term of the SA.

The SA provides that the Company will purchase, and Cardinal will supply, all the Company’s requirements for certain glass components used in PGT-branded doors through the end of 2024. The terms of the manufacture by Cardinal and purchase by the Company of such glass components as to purchase orders, forecasts of purchases, pricing, invoicing, delivery and payment terms and other terms, are all as described in the SA. Early in the fourth quarter of 2017, we began purchasing and receiving glass components from Cardinal under the SA. At that time, we began amortizing the advance consideration received from Cardinal initially allocated to the SA. Since its inception, we have amortized a total of $11.9 million, of this advance consideration, including $2.8 million in each of the years ended December 28, 2019, January 2, 2021 and January 1, 2022, which are classified as reductions to cost of sales in the accompanying consolidated statements of operations in each year. The remaining unamortized balance of $8.2 million is classified in the accompanying consolidated balance sheet as of January 1, 2022, as $2.8 million within accrued liabilities and $5.4 million within other liabilities.

7. Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of:

	January 1,	January 2,
	2022	2021
	(in thousands)
Land	$10,063	$6,664
Buildings and improvements	103,812	85,434
Machinery and equipment	159,822	113,500
Vehicles	21,633	17,374
Software	31,813	30,423
Construction in progress	12,565	12,484

Property, plant and equipment	339,708	265,879
Less: Accumulated depreciation	(154,442)	(130,724)

Property, plant and equipment, net	$185,266	$135,155

The Company recognized depreciation expense of $30.5 million, $24.0 million, and $18.9 million related to property, plant and equipment during the years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively, of which $19.3 million, $12.7 million, and $10.9 million, respectively, are classified within cost of sales in the accompanying consolidated statements of operations of those years, with the remainder classified within selling, general and administrative expenses.

8. Goodwill and Intangible Assets

Goodwill and intangible assets are as follows as of:

			Initial
	January 1,	January 2,	Useful Life
	2022	2021	(in years)
	(in thousands)
Goodwill	$364,598	$329,695	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$212,141	$140,841	indefinite

Customer relationships and customer-related assets	289,047	201,547	<1-15
Trade name (amortizable)	22,200	22,200	15
Developed technology	5,900	5,600	6-10
Non-compete agreement	3,338	3,338	2-5
Software license	590	590	2
Less: Accumulated amortization	(138,691)	(117,609)

Subtotal	182,384	115,666

Other intangible assets, net	$394,525	$256,507

Goodwill at January 2, 2021	$329,695
Increase in goodwill from our acquisition of Anlin	5,596
Increase in goodwill from our acquisition of Eco	25,584
Increase in goodwill from our acquisition of CRi	3,722
Goodwill at January 1, 2022	$364,598

Trade names (indefinite-lived) at January 2, 2021	$140,841
Increase in trade names from our acquisition of Anlin	35,400
Increase in trade names from our acquisition of Eco	34,900
Increase in trade names from our acquisition in CRi	1,000
Trade names (indefinite-lived) at January 1, 2022	$212,141

Amortizable Intangible Assets

We test amortizable intangible assets for impairment when indicators of impairment exist. No impairment was recorded for any period presented.

Estimated amortization of our amortizable intangible assets is as follows for future fiscal years:

(in thousands)	Total
2022	$23,000
2023	20,807
2024	20,760
2025	20,590
2026	17,192
Thereafter	80,035

Total	$182,384

Amortization Expense

Amortization expense relating to amortizable intangible assets for the years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively, was $21.1 million, $18.8 million, and $15.9 million, respectively.

Goodwill

We perform our annual goodwill impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. The Company performed a qualitative assessment for each reporting unit. The qualitative assessments indicated that it was more likely than not that the fair value of each reporting unit exceeded its respective carrying value. As of January 1, 2022, and January 2, 2021, the carrying value of our Southeast reporting unit goodwill is $226.8 million and $201.3 million, respectively. As of January 1, 2022, and January 2, 2021, the carrying value of our Western reporting unit goodwill is $137.8 million and $128.4 million, respectively.

Indefinite-Lived Intangible Assets

We perform our annual indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. Given the initial deterioration in economic and market conditions associated with the COVID-19 pandemic, and the narrow excess of fair value over carrying value of our WinDoor and WWS trade names in 2019, the Company determined such conditions represented triggering events and that we should complete interim quantitative impairment tests of its WinDoor and WWS trade names as of as of the end of the Company’s first quarter of 2020. These interim impairment tests did not indicate that impairments of those assets existed at that time. Net sales at our WWS reporting unit decreased 19.3% in the second quarter of 2020, compared to the second quarter of 2019. As a result, we determined to complete a second interim impairment test of our WWS trade name as of July 4, 2020. For this second interim impairment test, we further decreased our modeling assumptions for net sales of our WWS reporting unit for our 2020 fiscal year based on a reassessment of our key assumptions in our modeling, including an updated assessment of macro industry growth in our WWS reporting unit’s key markets. We also decreased our 2021 growth rate assumption as we expected the challenging macro-economic conditions in our core western markets to continue during 2021. Based on our revised modeling, which included our assumptions regarding future revenue, which we consider to be a Level 3 input, using the relief-from-royalty method, we concluded that the fair value of our WWS trade name was less than its carrying value, which resulted in an impairment of our WWS trade name of $8.0 million in our second quarter of 2020. Sales for our WWS reporting unit for the 2020 fiscal year exceeded our modeling assumptions used during our second impairment test of our WWS trade name. As such, we performed a qualitative assessment as of the first day of our 2020 fourth quarter and concluded that it was not necessary to perform a Step 1 impairment test for our WWS trade name indefinite-lived intangible assets as no new triggering events or conditions were identified. During 2021, WWS enjoyed organic growth and operational improvements, and there were no new triggering events or conditions identified as of the first day of our 2021 fourth quarter. Therefore, we completed a qualitative assessment of our WWS trade name, which indicated that it is more likely than not that the fair value of our WWS trade name exceeds it carrying value.

For our other indefinite-lived trade names, we completed qualitative assessments of these assets on the first day of our fourth quarter of 2021. These qualitative assessments included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to our other indefinite-lived trade names, such as the industry in which we use these other indefinite-lived trade names, our competitive environment, the availability and costs of raw materials and labor, the financial performance of our Company, and factors related to the markets in which our Company operates. We also considered that, for our other indefinite-lived trade names, no new impairment indicators were identified since the dates of our prior assessments, which were qualitative assessments all other indefinite-lived intangibles other than goodwill. Based on these assessments, we concluded that it is more likely than not that the fair values of our other indefinite-lived trade names exceed their carrying values. As of January 1, 2022, and January 2, 2021, the carrying values of other indefinite-lived trade names was $212.1 million and $140.8 million, respectively.

9. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	January 1,	January 2,
	2022	2021
	(in thousands)
Customer deposits	$36,982	$18,132
Accrued payroll and benefits	15,765	14,777
Accrued warranty	11,783	6,474
Accrued interest	6,857	10,415
Estimated fair value of contingent consideration, current	2,921	-
Advance supplier consideration	2,808	2,808
Accrued health claims insurance payable	2,283	994
Accrued federal and state income taxes	-	3,355
Fair value of derivative financial instruments	-	52
Other	3,261	3,868

Accrued liabilities	$82,660	$60,875

See Note 5 for a discussion of the estimated fair value of contingent consideration related to the Anlin Acquisition. Of the total currently estimated fair value of contingent consideration of $5.9 million, $2.9 million is classified as a current liability within accrued liabilities in the accompanying consolidated balance sheet as of January 1, 2022, with the remaining $3.0 million classified as a non-current liability within other liabilities. See Note 6 for a discussion of the net advance supplier consideration relating to the SA with Cardinal Glass Industries. Other accrued liabilities are comprised primarily of state sales taxes, property taxes and customer rebates.

10. Long-Term Debt

Long-term debt consists of the following:

	January 1,	January 2,
	2022	2021
	(in thousands)
2021 Senior Notes Due 2029 - Senior notes issued on September 24, 2021, due October 1, 2029. Interest payable semi- annually, in arrears, beginning on April 1, 2022, accruing at a rate of 4.375% per annum beginning September 24, 2021.	$575,000	$—

2018 Senior Notes Due 2026 - Senior notes issued on August 10, 2018, due August 10, 2026. Interest payable semi- annually, in arrears, beginning on February 16, 2019, accruing at a rate of 6.75% per annum beginning August 10, 2018.	—	365,000

2016 Credit Agreement Due 2024 - Term loan payable with no contractually scheduled amortization payments. Original lump-sum payment of $60.0 million due on October 31, 2024. Interest payable quarterly at LIBOR or the Base prime rate plus an applicable margin. At January 1, 2022, the average rate was 2.10%. At January 2, 2021, the average rate was 2.15%.	60,000	54,000

Long-term debt	635,000	419,000

Fees, costs, premium and discount (1)	(9,345)	(6,902)

Long-term debt, net	625,655	412,098

Less current portion of long-term debt	-	-

Long-term debt, net, less current portion	$625,655	$412,098

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

The 2021 Senior Notes due 2029 mature on October 1, 2029. Interest on the 2021 Senior Notes due 2029 is payable semi-annually, in arrears, beginning on April 1, 2022, with interest accruing at a rate of 4.375% per annum from September 24, 2021. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2021 Senior Notes due 2029 totaling $8.7 million, which included a 1.25% lender spread on the total principal value of the 2021 Senior Notes due 2029, or $7.2 million, and $1.5 million of other costs, all of which are being amortized under the effective interest method. See “Deferred Financing Costs” below.

As of January 1, 2022, the face value of debt outstanding under the 2021 Senior Notes due 2029 was $575.0 million, and accrued interest totaled $6.8 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs and prepayment call premium discussed further below, prepay the outstanding term loan borrowings under the 2016 Credit Agreement due 2024 of $54.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021. See Note 5, Acquisitions, for a discussion of the Anlin Acquisition.

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

The 2018 Senior Notes due 2026 were to mature on August 10, 2026. However, effective on September 27, 2021, using proceeds from the issuance of the $575.0 million 2021 Senior Notes due 2029, discussed above, we redeemed in-full the $425.0 million of 2018 Senior Notes due 2026, including accrued and unpaid interest through September 27, 2021, which totaled $4.5 million, and a pre-payment call premium of 5.063% of face value, which totaled $21.5 million and are classified as debt extinguishment costs in the accompanying consolidated statement of operations for the year ended January 1, 2022.

2016 Credit Agreement due 2024

On February 16, 2016, we entered into the 2016 Credit Agreement due 2024, among us, the lending institutions identified in the 2016 Credit Agreement due 2024, and Truist Financial Corporation (formerly known as SunTrust Bank), as Administrative Agent and Collateral Agent. The 2016 Credit Agreement due 2024 establishes senior secured credit facilities in an aggregate amount of $310.0 million, consisting of a $270.0 million Term B term loan facility originally maturing in February 2022 that amortizes on a basis of 1% annually during its six-year term, and a $40.0 million revolving credit facility originally maturing in February 2021 that included a swing line facility and a letter of credit facility. Our obligations under the 2016 Credit Agreement due 2024 are, subject to exceptions, guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries that are restricted subsidiaries and secured by substantially all of our assets as well as our direct and indirect restricted subsidiaries’ assets.

On March 16, 2018, we entered into an amendment of our 2016 Credit Agreement due 2024 (the “Second Amendment”). The Second Amendment, among other things, decreased the applicable interest rate margins for the Initial Term Loans (as defined in the 2016 Credit Agreement due 2024). On February 17, 2017, we entered into the first amendment to our 2016 Credit Agreement due 2024, which also resulted in decreases in the applicable margins, but which, unlike the Second Amendment, did not include any changes in lender positions.

On October 31, 2019, we entered into an amendment of our 2016 Credit Agreement due 2024 (“Third Amendment”). The Third Amendment provided for, among other things, (i) a three-year Term A loan in the then aggregate principal amount of $64.0 million (the “Initial Term A Loan”), maturing in October 2022, which refinanced in full our existing Term B term loan facility under the 2016 Credit Agreement due 2024, and had no regularly scheduled amortization, and (ii) a new five-year revolving credit facility in an aggregate principal amount of up to $80.0 million (the “Revolving Facility”), maturing in October 2024, which replaced our then existing $40.0 million revolving credit facility under the 2016 Credit Agreement due 2024, and includes a swing-line facility and letter of credit facility. The Initial Term A Loan was repaid in full with proceeds from the 2021 Senior Notes due 2029.

On October 25, 2021, we entered into an amendment of our 2016 Credit Agreement due 2024 ("Fourth Amendment"). The Fourth Amendment provides for, among other things, a three-year Term A loan in the aggregate maximum available amount of $60.0 million (the "Incremental Term A Loan"), maturing in October 2024, proceeds from which were used to fund the Anlin Acquisition. The Fourth Amendment does not change any terms relating to the Revolving Facility, under which we pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. As of January 1, 2022, there were $5.3 million in letters of credit outstanding and $74.7 million available under the Revolving Facility. Our obligations under the 2016 Credit Agreement due 2024 continue to be secured by substantially all of our assets, as well as our direct and indirect subsidiaries' assets, and is senior in position to the 2021 Senior Notes due 2029.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2024 was 2.10% as of January 1, 2022 and was 2.15% at January 2, 2021.

Deferred Financing Costs

All debt-related fees, costs and original issue discount, including those related to the revolving credit portion of the facility, is classified as a reduction of the carrying value of long-term debt. The activity relating to third-party fees and costs, lender fees and discount for the year ended January 1, 2022, are as follows:

(in thousands)	Total
At beginning of year	$6,902
Add: Deferred financing costs from the issuance of the Second Additional Senior Notes	1,363
Less: Premium on the Second Additional Senior Notes	(3,300)
Less: Write-off of deferred costs classified as debt extinguishment costs	(3,954)
Add: Deferred financing costs from the issuance of the 2021 Senior Notes due 2029	8,700
Add: Deferred financing costs from the refinancing of the 2016 Credit Agreement	612
Less: Amortization expense	(978)

At end of year	$9,345

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated, as of January 1, 2022, is as follows:

(in thousands)	Total
2022	$1,233
2023	1,282
2024	1,282
2025	1,083
2026	1,114
Thereafter	3,351

Total	$9,345

The following represents future maturities of long-term debt as of January 1, 2022 (at face value):

(in thousands)	Total
2021	$—
2022	—
2023	—
2024	60,000
2025	—
Thereafter	575,000

Total	$635,000

Interest Expense, Net

Interest expense, net consisted of the following:

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
(in thousands)
Long-term debt	$28,625	$26,339	$24,750
Debt fees	474	327	383
Amortization and write-offs of deferred
financing costs and debt discount	978	1,206	1,674
Interest income	(27)	(120)	(339)

Interest expense	30,050	27,752	26,468
Capitalized interest	(21)	(33)	(51)

Interest expense, net	$30,029	$27,719	$26,417

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

Guidance under the Financial Instruments Topic 825 of the Codification requires us to record our hedge contracts at fair value and consider our credit risk for contracts in a liability position, and our counter-party’s credit risk for contracts in an asset position, in determining fair value. We assess our counter-party’s risk of non-performance when measuring the fair value of financial instruments in an asset position by evaluating their financial position, including cash on hand, as well as their credit ratings. We assess our risk of non-performance when measuring the fair value of our financial instruments in a liability position by evaluating our credit ratings, our current liquidity including cash on hand and availability under our revolving credit facility as compared to the maturities of the financial liabilities. Management makes an accounting policy election not to offset the estimated fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. Our counterparties to our derivative contracts do not require the Company to post collateral against hedge contracts in a liability position, if any.

At January 1, 2022, the fair value of our aluminum forward contracts was in an asset position of $4.8 million. We had 21 outstanding forward contracts for the purchase of 30.7 million pounds of aluminum through December 2022, at an average price of $1.11 per pound, which excludes the Midwest premium, with maturity dates of between one month and twelve months. At January 1, 2022, the fair value of our MTP contracts was in an asset position of $4.6 million. We had 10 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 23.5 million pounds of aluminum through December 2022, at an average price of $0.12 per pound, with maturity dates of between one month and twelve months. We assessed the risk of non-performance of the Company and our counterparty to these contracts, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of January 1, 2022.

We assess the effectiveness of our cash flow hedges by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of income, net, recognized in the “accumulated other comprehensive income (loss)” line item in the accompanying condensed consolidated balance sheet as of January 1, 2022, that we expect will be reclassified to earnings within the next twelve months, is approximately $9.4 million.

The fair values of our aluminum hedges and MTP contracts are classified in the accompanying condensed consolidated balance sheets at January 1, 2022, and January 2, 2021, as follows (in thousands):

	Derivative Assets		Derivative (Liabilities)
	January 1, 2022		January 1, 2022
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$4,829	Accrued liabilities	$—
MTP contracts	Other current assets	4,599	Accrued liabilities	—
Aluminum forward contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$9,428	Total derivative liabilities	$—

	Derivative Assets		Derivative (Liabilities)
	January 2, 2021		January 2, 2021
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$3,243	Accrued liabilities	$(28)
MTP contracts	Other current assets	423	Accrued liabilities	(24)
Aluminum forward contracts	Other assets	—	Other liabilities	(25)
MTP contracts	Other assets	26	Other liabilities	(4)
Total derivative instruments	Total derivative assets	$3,692	Total derivative liabilities	$(81)

The ending accumulated balance for the aluminum forward contracts included in accumulated other comprehensive losses, net of tax, was $7.0 million as of January 1, 2022, and $2.7 million as of January 2, 2021.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements for the three years ended January 1, 2022 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Year Ended		Year Ended
	December 28, 2019		December 28, 2019
Aluminum contracts	($1,229)	Cost of sales	($5,030)

	January 2, 2021		January 2, 2021
Aluminum contracts	$1,037	Cost of sales	($2,470)

MTP contracts	$532	Cost of sales	$111

	January 1, 2022		January 1, 2022
Aluminum contracts	$14,012	Cost of sales	$12,373

MTP contracts	$10,443	Cost of sales	$6,265

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

During 2021, 2020, or 2019, we did not make any transfers between Level 1, Level 2 or Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement due 2024 as well as the 2021 Senior Notes due 2019 at January 1, 2022, and 2018 Senior Notes due 2026 at January 2, 2021, all classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2024 approximates its carrying value due to its variable interest rate nature, and was approximately $60.0 million as of January 1, 2022, compared to a principal outstanding value of $60.0 million, and $54.0 million as of January 2, 2021, compared to a principal outstanding value of $54.0 million. The fair value of the 2021 Senior Notes due 2029 is also based on debt with similar terms and characteristics and was approximately $578.2 million as of January 1, 2022, compared to a principal outstanding value of $575.0 million, and of the 2018 Senior Notes due 2026 of $387.8 million as of January 2, 2021, compared to a principal outstanding value of $365.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions, which we consider to be Level 2 inputs.

The carrying amounts for financial instruments measured at fair value are as follows:

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
January 1, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts	$4,829	$—	$4,829	$—
MTP contracts	4,599	—	4,599	—

	$9,428	$—	$9,428	$—

January 2, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts, net	$3,190	$—	$3,190	$—
MTP contracts, net	421	—	421	—

	$3,611	$—	$3,611	$—

13. Income Taxes

Income Tax Expense

The components of income tax expense are as follows (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Current:
Federal	$790	$9,906	$5,747
State	1,337	2,571	2,282

	2,127	12,477	8,029
Deferred:
Federal	7,142	528	3,179
State	490	(1,121)	1,231

	7,632	(593)	4,410

Income tax expense	$9,759	$11,884	$12,439

The aggregate amount of income taxes included in the consolidated statements of operations and consolidated statements of shareholders’ equity are as follows (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Consolidated statements of operations:
Income tax expense relating to continuing operations	$9,759	$11,884	$12,439

Consolidated statements of shareholders' equity:
Income tax expense relating to derivative financial instruments	$(1,531)	$(970)	$(974)

Reconciliation of the Statutory Rate to the Effective Rate

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	3.2%	3.7%	4.0%
Non-deductible expenses	1.3%	1.0%	1.6%
Eco partnership income attributable to non-controlling interest	(1.2)%	—	—
Florida excess tax refund relating to the Tax Cuts and Jobs Act	—	(1.0)%	—
Excess stock-based compensation tax benefits	(2.0)%	(1.4)%	(3.7)%
Research activities credits	(0.8)%	(2.3)%	(1.2)%
Changes related to state rate changes and U.S. tax reform	—	—	0.7%
Other	0.2%	(0.1)%	(0.2)%

Consolidated effective tax rate	21.7%	20.9%	22.2%

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax liability are as follows:

	January 1,	January 2,
	2022	2021
	(in thousands)
Deferred tax assets:
Operating lease liability	$16,949	$10,609
Deferrals and accruals relating to ASC 606, net	6,580	3,537
State bonus depreciation and net operating loss carryforwards	3,748	2,606
Stock-based compensation expense	2,527	1,772
Accrued warranty	2,380	1,550
Acquisition costs	2,158	1,664
Advance supplier consideration	2,109	2,776
Other deferrals and accruals, net	1,848	2,206
Obsolete inventory and UNICAP adjustment	1,666	788
Allowance for credit losses	1,048	1,017

Total deferred tax assets	41,013	28,525

Deferred tax liabilities:
Property, plant and equipment	(20,958)	(14,966)
Trade names and other intangible assets, net	(18,162)	(17,978)
Goodwill	(17,102)	(12,596)
Operating lease right-of-use asset	(15,371)	(9,742)
Eco partnership basis difference	(3,110)	—
Derivative financial instruments	(2,421)	(892)
Prepaid expenses	(1,378)	(680)

Total deferred tax liabilities	(78,502)	(56,854)

Total deferred tax liabilities, net	$(37,489)	$(28,329)

Tax-Deductible Goodwill

We acquired goodwill deductible for tax purposes in the CGI acquisition as the transaction was treated as an acquisition of stock for tax purposes. At the date of the acquisition, the amount of goodwill deductible for tax purposes from the CGI acquisition was $9.3 million. At the time of the acquisition, this goodwill was the same amount for both book and tax purposes and, therefore, no deferred tax asset or liability was recognized. As we amortize this goodwill for tax purposes over its remaining life, which was approximately 7.4 years at the time of the acquisition, we will recognize a deferred tax liability. The unamortized amount of this goodwill was $0.2 million and $1.5 million at January 1, 2022, and January 2, 2021, respectively.

We have goodwill deductible for tax purposes in the WinDoor acquisition as the transaction was an acquisition of stock that was treated as a step-up acquisition of assets and assumption of liabilities pursuant to our election under section 338(h)(10) of the Internal Revenue Code. We are deducting goodwill for tax purposes of $38.9 million from the WinDoor transaction. The unamortized amount of this goodwill was $23.5 million and $26.1 million at January 1, 2022, and January 2, 2021, respectively.

We have goodwill deductible for tax purposes in the US Impact acquisition as the transaction was treated as an acquisition of assets and assumption of liabilities for both book and tax purposes. We expect to be able to deduct goodwill for tax purposes of $569 thousand from the USI transaction. The unamortized amount of this goodwill was $364 thousand and $402 thousand at January 1, 2022, and January 2, 2021, respectively.

We completed the WWS Acquisition, which included its subsidiary, WWS Blocker LLC (“Blocker”), on August 13, 2018. Blocker was a single-purpose U.S. tax blocker which held a 18.06% ownership percentage of the combined ownership of WWS, and for which that portion of the fair value of assets acquired and liabilities assumed in the WWS Acquisition was not eligible for a step-up in basis. We have goodwill deductible for tax purposes in the WWS Acquisition. Goodwill relating to the 81.94% portion of the transaction treated as a step-up acquisition of assets and assumption of liabilities totaled $133.6 million. We expect to be able to deduct this goodwill for tax purposes. The unamortized amount of this goodwill was approximately $103.1 million and $112.1 million at January 1, 2022, and January 2, 2021, respectively. WWS has historical tax goodwill, of which the 18.06% portion of the Blocker treated as an acquisition of stock not eligible for step-up totaled $6.0 million. The unamortized portion of this goodwill was approximately $4.3 million and $4.8 million at January 1, 2022, and January 2, 2021, respectively. This component can continue to be deducted by the Company for tax purposes.

We have goodwill deductible for tax purposes in the NewSouth Acquisition as the transaction was treated as an acquisition of assets and assumption of liabilities for both book and tax purposes. In the transaction, there were no earn-out arrangements or separate asset allocation agreements with sellers that we believe would affect the deductibility of goodwill in the acquisition. As such, we expect to be able to deduct goodwill for tax purposes of $52.1 million. The unamortized amount of this goodwill was $45.4 million at January 1, 2022, and $48.9 million at January 2, 2021.

In February 2021, we acquired Eco in a transaction treated as a 75% investment in a partnership which we believe will elect to be treated as an asset acquisition pursuant to Section 743(b) of the Code. As such, although the Eco Acquisition created goodwill for book purposes, our share of the tax deductible goodwill created in this transaction will benefit us through our share of partnership earnings, which will include, among other things, its tax deductible goodwill.

In our acquisition of CRi, we acquired goodwill which we believe is tax deductible as the transaction was structured as a purchase of assets and assumption of certain liabilities for both book and tax. In the transaction there were no earn-out arrangements or separate asset allocation agreements with the sellers that we believe would affect the deductibility of goodwill in the transaction. as such, we believe the goodwill acquired of $3.7 million is deductible for tax purposes. The unamortized amount of this goodwill was $3.5 million at January 1, 2022.

In the Anlin Acquisition, we acquired goodwill which we believe is currently not tax deductible as a result of an earn-out agreement associated with this transaction, the fair value of which exceeds the amount of the goodwill acquired. Payments under this earn-out agreement have not been finalized as of January 1, 2022. As such, we are unable to estimate the amount of goodwill that may be deductible, if any, in the Anlin Acquisition.

Excess Tax Benefits

Excess tax benefits resulting from the exercise of stock options and lapse of restriction on stock awards are now recognized as a discrete item in tax expense, where previously such tax effects had been recognized in additional paid-in-capital. Income tax expense in the years ended January 1, 2022, January 2, 2021, and December 28, 2019, includes excess tax benefits totaling $0.9 million, $0.8 million, and $2.1 million, respectively.

Open Tax Years

The tax years 2014 to 2020 remain open for examination by the IRS and Florida due to the statute of limitations and net operating losses utilized in prior tax years.

14. Leases, Commitments and Contingencies

Leases

We lease certain of our manufacturing facilities under operating leases. We also lease production equipment, vehicles, computer equipment, storage units and office equipment under operating leases. Our leases have remaining lease terms of 1 year to 10 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. All of our leases are operating leases. We did not recognize right-of-use assets or lease liabilities for certain short-term leases that are month-to-month leases. As of January 1, 2022, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2032. Lease expense for the years ended January 1, 2022, and January 2, 2021, totaled $25.1 million and $13.0 million, respectively, and includes $10.6 million and $6.6 million, respectively, classified in cost of sales in the accompanying consolidated statement of operations, with the remainder as selling, general and administrative expenses.

The components of lease expense for the years ended January 1, 2022 and January 2, 2021 are as follows. Certain amounts in the prior year period have been reclassified to conform to the current presentation (in thousands):

	Year Ended
	January 1,	January 2,
	2022	2021
Operating lease cost	$15,254	$9,165
Short-term lease cost	9,872	3,856
Total lease cost	$25,126	$13,021

Other information relating to leases for the years ended January 1, 2022 and January 2, 2021, are as follows (in thousands, except years and percentages):

	Year Ended
	January 1,	January 2,
	2022	2021
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(13,750)	$(8,822)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$65,678	$19,185

Weighted average remaining lease term in years
Operating leases	7.04	6.84

Weighted average discount rate
Operating leases	5.5%	5.8%

Future minimum lease commitments for operating leases are as follows (in thousands):

	January 1,	January 2,
	2022	2021
2021	$-	$8,327
2022	17,929	7,626
2023	17,577	7,149
2024	16,990	6,748
2025	15,987	6,253
2026	15,025	6,130
Thereafter	32,249	7,670

Total future minimum lease payments	115,757	49,903

Less: Imputed interest	(18,674)	(8,641)

Operating lease liability - total	$97,083	$41,262

Reported as of January 1, 2022 and January 2, 2021:
Current portion of operating lease liability	$13,180	$6,132
Operating lease liability, less current portion	83,903	35,130

Operating lease liability - total	$97,083	$41,262

Purchase Commitments

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If these programs were cancelled by us, as of January 1, 2022, we would be required to pay $21.6 million for various materials. During the years ended January 1, 2022, January 2, 2021, and December 28, 2019, we made purchases under these programs totaling $262.4 million, $227.4 million and $216.0 million, respectively. The Company expects to utilize its purchase commitments in its normal ongoing operations.

At January 1, 2022, we had $5.3 million in standby letters of credit related to our workers’ compensation insurance coverage.

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

15. Employee Benefit Plans

Defined Contribution Plan

We have a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 80% of their annual compensation subject to Internal Revenue Code maximum limitations. We currently make matching contributions based on our operating results. During the years ended January 1, 2022, January 2, 2021, and December 28, 2019, there was a matching contribution of up to 3%, in each year made at various times during the year. Company contributions and earnings thereon vest at the rate of 20% per year of service with us when at least 1,000 hours are worked within the Plan year. We recognized expenses for such employer matching of $4.5 million, $3.3 million and $2.9 million for the years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.

2019 Employee Stock Purchase Plan

On May 22, 2019, our shareholders approved, and we adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) whereby eligible employees may purchase the Company’s common stock at a discount from fair market value represented by the trading price of the Company’s common stock on the NYSE. Eligible employees may purchase the Company’s common stock at a price which is determined by the Compensation Committee of the Board of Directors of the Company, but which will be no less than 85% of fair market value, as defined in the 2019 ESPP. There is a maximum of 700,000 shares issuable under the 2019 ESPP. Since its approval by our shareholders, there have been 70,414 shares issued under the 2019 ESPP.

16. Related Parties

In the ordinary course of business, we sell windows to Builders FirstSource, Inc. One of our directors, Brett Milgrim, is currently a director of Builders FirstSource, Inc., and Floyd Sherman, another of our directors, is a former director and the former Chief Executive Officer of Builders FirstSource, Inc. Our total net sales to Builders FirstSource, Inc. were $25.9 million, $21.4 million and $21.9 million for the years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively. As of January 1, 2022, and January 2, 2021, there was $3.7 million and $1.9 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

17. Shareholders’ Equity

2021 Equity Issuance in Eco Acquisition

On February 1, 2021, we completed the Eco Acquisition, which represented a 75% stake in the newly created entity Eco Enterprises. The fair value consideration for Eco was $100.5 million, including $94.4 million in cash. The fair value of consideration also included PGT Innovations, Inc. common stock with a then estimated fair value of $6.1 million.

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

Repurchases of Company Common Stock

During 2021 and 2020, we repurchased 73,105 shares and 51,479 shares, respectively, of our common stock at a total cost of $1.6 million and $815 thousand, respectively, all relating to purchases from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards. Those shares were immediately retired. We also repurchased shares of our common stock on the open market during 2019, as further described in the next paragraph.

Program for Repurchases of Company Common Stock

On May 22, 2019, our Board of Directors authorized and approved a share repurchase program of up to $30.0 million. The repurchases may be made in open market or private transactions from time to time. Repurchases of shares may be made under a Rule 10b5-1 plan, which would permit repurchases when the Company might otherwise be precluded from doing so under applicable laws.

The Company bases repurchase decisions, including the timing of repurchases, on factors such as the Company’s stock price, general economic and market conditions, the potential impact on the Company’s capital structure, the expected return on competing uses of capital such as strategic acquisitions and capital investments, and other corporate considerations, as determined by management. From the inception of the program on May 22, 2019, through December 28, 2019, we made repurchases of 393,819 shares of our common stock at a total cost of $5.5 million under this program. The repurchase program may be suspended or discontinued at any time.

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

2019 Equity and Incentive Compensation Plan

• sets forth the total number of shares of common stock available for grant thereunder, at 1,550,000,

• sets forth the types of awards eligible under the plan, including issuances of options, share appreciation rights, restricted shares, restricted share units, share bonuses, other share-based awards and cash awards, and

• sets forth the maximum number of shares that may be made subject to awards in any calendar year to any “covered employee” (within the meaning of Section 162(m) of the Internal Revenue Code).

• shares previously granted under predecessor plans, including the 2014 Equity Plan and the 2006 Equity Plan, may be available for issuance under the 2019 Equity Plan under certain circumstances described below.

There were 558,220 shares available for grant under the 2019 Equity Plan at January 1, 2022.

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

2014 Omnibus Equity Incentive Plan

• sets forth the total number of shares of common stock available for grant thereunder, at 1,500,000,

• sets forth the types of awards eligible under the plan, including issuances of options, share appreciation rights, restricted shares, restricted share units, share bonuses, other share-based awards and cash awards, and

• sets forth the maximum number of shares that may be made subject to awards in any calendar year to any “covered employee” (within the meaning of Section 162(m) of the Internal Revenue Code).

With the adoption of the 2019 Equity Plan effective on May 22, 2019, no further shares will be granted and, therefore, no shares are available under the 2014 Equity Plan. However, a previously issued grant under the 2014 Equity Plan that is cancelled or forfeited, expires, is settled for cash, or is unearned, is available to be issued under the 2019 Equity Plan.

2006 Equity Plan

On June 6, 2006, we adopted the 2006 Equity Incentive Plan (the “2006 Equity Plan”) whereby equity-based awards could be granted by the Board to eligible non-employee directors, selected officers and other employees, advisors and consultants of ours. On April 6, 2010, our stockholders approved the PGT Innovations, Inc. (formerly PGT, Inc.) Amended and Restated 2006 Equity Incentive Plan (the “Amended and Restated 2006 Equity Incentive Plan”). With the adoption of the 2014 Equity Plan effective on March 28, 2014, no further shares were granted under and, therefore, no shares were available under the Amended and Restated 2006 Equity Incentive Plan. However, a previously issued grant made under the Amended and Restated 2006 Equity Incentive Plan that is cancelled or forfeited, expires, is settled for cash, or is unearned, is available to be issued under the 2019 Equity Plan.

Recent Issuances

On February 15, 2021, we issued 289,210 shares of restricted stock to certain executive and non-executive employees of the Company, under the Company’s 2021 long-term incentive plan (“2021 LTIP”). The final number of half of the shares awarded under the 2021 LTIP, or 144,605 shares, is subject to adjustment based on the performance of the Company for the 2021 fiscal year and was not final as of January 1, 2022. Additionally, a portion of the 144,605 performance shares issued under the 2021 LTIP are subject to a total shareholder return ("TSR") component, which will not be finalized until the third anniversary of the February 15, 2021 grants date. Specifically, 37.5% of the one-half of the restricted stock awarded in the 2021 LTIP are performance restricted shares which will not be earned unless certain financial performance metrics are met by the Company for the 2021 fiscal year. The performance criteria, as defined in the share awards, provide for a graded awarding of shares based on the percentage by which the Company meets earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in our 2021 business plan. The percentages, ranging from less than 80% to greater than 120% of the target amount of that EBITDA metric, provide for the awarding of shares ranging from 0% to 150% of the target amount of shares with respect to 37.5% of half of the 289,210 shares, or 54,227 shares. The remaining 62.5% of the one-half of the restricted stock awarded in the 2021 LTIP, or 90,378 shares, are subject to the same EBITDA metric, but are also subject to a TSR component which stratifies the performance of the Company's common stock price compared to a defined peer group of companies over the three-year period subsequent to February 15, 2021, such that if the Company's TSR falls at the 75th percentile or higher compared to the peer group, grantees will receive an additional 25% of performance shares. If the Company's TSR falls at the 25th percentile or lower compared to the peer group, grantees will forfeit 25% of performance shares. If the Company's TSR falls within the 75th and 25th percentiles, there will be no additional adjustment and grantees will receive their performance shares as per the EBITDA metric previously discussed. The final award is also affected by forfeitures upon the termination of a grantee’s employment with the Company. The remaining 144,605 shares from the 2021 LTIP are not subject to adjustment based on any performance or other criteria, but rather, vest in three equal installments on each of the first, second and third anniversaries of the grant date, assuming the grantee is employed by the Company on those vesting dates. The grant date fair value of the 2021 LTIP was $23.00 per share for those shares not subject to adjustment based on any performance or other criteria except the passage of time, and the 37.5% of shares subject only to the EBITDA criteria of Company performance, which represents the closing price of the Company's common stock on the New York Stock Exchange on February 12, 2021, the trading day before the grant date per our policy. For the 62.5% of performance shares subject to both the EBITDA criteria of Company performance and the TSR component, the grant date fair value was $26.10 per share as determined by a third-party valuation specialist engaged by the Company, which used Monte Carlo simulation techniques to determine the fair value of such shares, which we consider to be a Level 3 input.

On May 20, 2021, we issued a total of 28,140 shares of restricted stock awards to seven non-employee board members of the Company, and 8,040 restricted stock units to two non-employee board members of the Company who elected to defer receipt of their stock awards, as the non-cash portion of their annual compensation for participation on the Company’s Board of Directors. The restrictions on these awards lapse one year after the grant date. The awards have a weighted average fair value on date of grant of $24.88 based on the New York Stock Exchange market price of the common stock on the close of business on the day the awards were granted.

On February 1, 2020, in connection with the NewSouth Acquisition, we issued 129,032 shares of restricted stock awards to the sellers of NewSouth, who became employees of the Company after the acquisition, representing 64,516 shares each of those two sellers. This restricted stock award cliff-vests on the third anniversary of the February 1, 2020 acquisition date of NewSouth and requires that the grantees be employees of the Company on the vesting date. This stock had a fair value on the date of grant of $15.50 per share, and the related stock-based compensation expense is being recognized on a straight-line basis over the three-year life of the grant. The two sellers also have the ability to earn shares of Company common stock for the opening of new stores in new markets in which NewSouth has not previously had a presence. These two sellers were granted a total of 351,612 shares of restricted stock to open eleven new stores over approximately three years from February 1, 2020 to December 31, 2022, which represents 32,258 shares per store for each of the first ten stores, and 29,032 shares for the eleventh store, with the primary goal of expanding our direct-to-consumer sales-model footprint in the southeastern United States. For stores opened in 2020, once the store achieves a trailing six-month ("TSM") EBITDA of $250,000 with TSM EBITDA margin of 8%, the two sellers will vest in the shares for that store. For stores opened in 2021, once the store achieves a TSM EBITDA of $125,000 with a TSM EBITDA margin of 6%, the two sellers will vest in the shares for that store. For stores opened in 2022, shares vest upon the opening of the store. In 2021, two stores that were opened in 2020 achieved the required TSM EBITDA and TSM EBITDA margin, which resulted in the sellers vesting in the shares relating to those stores. We recognize stock-based compensation expense on each store, based on our assessment of the probability of a store opening and achieving the metrics assigned to such store.

We record stock compensation expense over an equity award’s vesting period using the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $7.8 million, $5.5 million and $3.9 million for the years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.

Of the $7.8 million, $5.5 million and $3.9 million in stock-based compensation expense in the years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively, $6.4 million, $4.8 million and $3.2 million, respectively, are classified within selling, general and administrative expense in the accompanying consolidated statements of operations for those years, with the remainder classified within cost of sales.

Stock Options

A summary of the status of our stock options as of January 1, 2022, and changes during the year then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life in Years
Outstanding at January 2, 2021	67,797	$2.04
Exercised	(67,797)	$2.04

Outstanding at January 1, 2022	0	—	—

Exercisable at January 1, 2022	0	—	—

For the years ended January 1, 2022 and January 2, 2021, we received $138 thousand and $0.6 million in proceeds, from the exercise of 67,797 and 284,353 options for which we recognized $0.9 million and $0.8 million in excess tax benefits as discrete items of income tax expense in each of those year, respectively. The aggregate intrinsic value of stock options exercised during the years ended January 1, 2022 and January 2, 2021, was $1.6 million and $3.4 million, respectively.

Restricted Share Awards

A summary of the status of restricted share awards as of January 1, 2022, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding at January 2, 2021	864,918	$16.48
Granted	709,122	$19.37
Vested	(312,982)	$16.03
Forfeited/Performance adjustment	(114,952)	$17.71

Outstanding at January 1, 2022	1,146,106	$18.25

As of January 1, 2022, the remaining compensation cost related to non-vested share awards was $5.9 million which is expected to be recognized in earnings using an accelerated method resulting in higher levels of compensation costs occurring in earlier periods over a weighted average period of 1.6 years.

19. Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) for the years ended January 1, 2022, January 2, 2021, and December 28, 2019:

	Aluminum
	Forward	MTP
(in thousands)	Contracts	Contracts	Total
Accumulated other comprehensive loss at December 29, 2018	$(3,065)	$-	$(3,065)
Change in fair value of derivatives	(1,229)	-	(1,229)
Amounts reclassified from accumulated other comprehensive earnings	5,030	-	5,030
Tax effect	(974)	-	(974)
Net current-period other comprehensive income	2,827	-	2,827
Accumulated other comprehensive loss at December 28, 2019	$(238)	$-	$(238)

Accumulated other comprehensive loss at December 28, 2019	$(238)	$-	$(238)
Change in fair value of derivatives	1,037	532	1,569
Amounts reclassified from accumulated other comprehensive earnings	2,470	(111)	2,359
Tax effect	(866)	(104)	(970)
Net current-period other comprehensive income	2,641	317	2,958
Accumulated other comprehensive income at January 2, 2021	$2,403	$317	$2,720

Accumulated other comprehensive income at January 2, 2021	$2,403	$317	$2,720
Change in fair value of derivatives	14,012	10,443	24,455
Amounts reclassified from accumulated other comprehensive earnings	(12,373)	(6,265)	(18,638)
Tax effect	(432)	(1,099)	(1,531)
Net current-period other comprehensive income	1,207	3,079	4,286
Accumulated other comprehensive income at January 1, 2022	$3,610	$3,396	$7,006

20. Segments

We have two reportable segments: the Southeast segment, and the Western segment.

The Southeast reporting segment, which is also an operating segment, is composed of sales from our facilities in Florida. The Western reporting segment, also an operating segment, is composed of sales from our facilities in Arizona and California.

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

The following table represents summary financial data attributable to our operating segments for the years ended January 1, 2022, January 2, 2021, and December 28, 2019. Results of the Southeast segment for the year ended January 1, 2022 includes the results of Eco for its post-acquisition period from February 1, 2021, and for the year ended January 2, 20201 includes the results of NewSouth for its post-acquisition period from February 1, 2020. Results of the Western segment for the year ended January 1, 2022 includes the results of CRi for its post-acquisition period from May 1, 2021, and Anlin for its post-acquisition period from October 25, 2021. Corporate overhead has been allocated to each segment using an allocation method we believe is reasonable (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Net sales:
Southeast segment	$968,693	$752,432	$606,631
Western segment	192,771	130,189	138,325

Total net sales	$1,161,464	$882,621	$744,956

Income from operations:
Southeast segment	$74,815	$85,794	$75,484
Western segment	25,641	11,144	8,572
Impairment of trade name	—	(8,000)	—
Restructuring costs and charges	—	(4,227)	—

Total income from operations	100,456	84,711	84,056

Interest expense, net	30,029	27,719	26,417
Debt extinguishment costs	25,472	-	1,512

Total income before income taxes	$44,955	$56,992	$56,127

Depreciation expense for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, was $26.5 million, $20.9 million, and $15.8 million for our Southeast segment, respectively, and $4.0 million, $3.1 million, and $3.1 million for our Western segment, respectively. Amortization expense for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, was $10.7 million, $9.2 million, and $6.4 million for our Southeast segment, respectively, and $10.4 million, $9.6 million, and $9.4 million for our Western segment, respectively.

21. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for the years ended January 1, 2022, and January 2, 2021 (in thousands, except per share amounts):

	Year Ended January 1, 2022
	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
Net sales	$271,092	$285,500	$300,431	$304,441
Gross profit	93,962	97,009	104,203	108,325
Net income (loss) attributable to common shareholders	12,384	6,582	(6,782)	14,613
Net income (loss) per share – basic	$0.21	$0.11	$(0.11)	$0.24
Net income (loss) per share – diluted	$0.21	$0.11	$(0.11)	$0.24

	Year Ended January 2, 2021
	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter
Net sales	$220,204	$202,783	$238,033	$221,601
Gross profit	81,127	74,463	86,936	78,798
Net income	15,600	2,199	17,322	9,987
Net income per share – basic	$0.27	$0.04	$0.29	$0.17
Net income per share – diluted	$0.26	$0.04	$0.29	$0.17

(1) In the third quarter of 2021, we refinanced our 2018 Senior Notes due 2026 into the 2021 Senior Notes due 2029. As a result, we recorded debt extinguishment costs totaling $25.5 million. See Note 10 for more information.

(2) Net income for the second quarter of the year ended January 2, 2021 was affected by charges for the impairment of a trade name and restructuring activities. See Notes 8 and 22, respectively, for further discussion.

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

The following represents activities of restructuring costs and charges for the year ended January 2, 2021:

	Year Ended January 2, 2021
	Beginning	Charged	Write-offs of		End of
Restructuring costs and charges	of Period	to Expense	Assets	Settled in Cash	Period
(in thousands)
Property and equipment costs and charges	$—	$1,284	$(540)	$(744)	$—
Impairment of lease right-of-use asset	—	639	(639)	—	—
Inventory charges	—	1,164	(1,263)	99	—
Personnel-related costs	—	1,140	—	(1,140)	—

Total restructuring costs and charges	$—	$4,227	$(2,442)	$(1,785)	$—

23. Redeemable Non-Controlling Interest

On February 1, 2021, we completed an acquisition of a 75% ownership stake in Eco. The seller of Eco obtained the remaining equity interest in the newly formed company, Eco Enterprises. The seller’s redeemable non-controlling interest was initially established at fair value.

The agreement between PGT Innovations, Inc. and the seller provides the Company with a call right for seller’s equity interest in the third year following the acquisition date. If the Company does not exercise its right to call by the third anniversary, the agreement provides the seller with a put right which can be exercised during the 15-day period following the third anniversary. Upon exercise of the put or call right, the purchase price is calculated based on a future agreed performance metric. The put option makes the non-controlling interest redeemable and, therefore, the redeemable non-controlling interest is classified as temporary equity outside of shareholders’ equity.

The Company calculates the estimated future redemption value of the non-controlling interest on a quarterly basis and is adjusted to accreted value using the effective interest method. Any accretion adjustment in the current reporting period of the redeemable non-controlling interest is offset against retained earnings and impacts earnings used in the calculation of earnings per share attributable to common shareholders in the reporting period.

Based on the formula in the operating agreement governing this transaction, the future redemption value of the redeemable non-controlling interest was estimated to be $56.6 million, which we accreted to $36.9 million as of January 1, 2022.

The following table presents the changes in the Company’s redeemable non-controlling interest for the period presented:

Year Ended
January 1,
(in thousands)	2022
Balance at beginning of year	$—
Redeemable non-controlling interest in Eco at initially estimated fair value	28,464
Net income attributable to redeemable non-controlling interest	2,318
Change in value of redeemable non-controlling interest	6,081
Balance at end of year	$36,863

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act) as of January 1, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of January 1, 2022, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Our Internal Control over Financial Reporting

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

We have evaluated the effectiveness of our internal control over financial reporting as of January 1, 2022. The evaluation was performed based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of January 1, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements for the year ended January 1, 2022. Ernst & Young LLP’s report on internal control over financial reporting is set forth below.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting for the quarter ended January 1, 2022, identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the year ended January 1, 2022, we acquired Eco and Anlin. We are currently integrating Eco and Anlin into our operations, compliance programs and internal control processes. As such Eco and Anlin have not been included in our assessment of internal control over financial reporting as of January 1, 2022. We will include Eco and Anlin into our assessment of internal controls as of December 31, 2022, the end of our 2022 fiscal year. Eco Enterprises and Anlin Industries are included in the 2021 consolidated financial statements of the Company and constitute 22.0% of total assets as of January 1, 2022 and 9.2% of revenues for the fiscal year then ended.

Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PGT Innovations, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited PGT Innovations, Inc.’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PGT Innovations, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on our Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Eco Enterprises and Anlin Industries, which are included in the 2021 consolidated financial statements of the Company and constitute 22.0% of total assets as of January 1, 2022 and 9.2% of revenues for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Eco Enterprises and Anlin Industries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 1, 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the fiscal period ended January 1, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on our Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Tampa, Florida

March 1, 2022

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item with respect to our executive officers will be set forth in Proxy Statement for our 2022 Annual Meeting of Stockholders (our “2022 Proxy Statement”), under the caption "Governance of the Company" and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof will be set forth in our 2022 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be set forth in our 2022 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2022 Proxy Statement under the captions “Executive Compensation,” “Employment Agreements”, and “Change in Control Agreements,” “Information Regarding the Board and its Committees — Information on the Compensation of Directors,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our 2022 Proxy Statement under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our 2022 Proxy Statement under the caption “Audit Committee Report — Fees Paid to the Principal Accountant,” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) See the index to consolidated financial statements and schedule provided in Item 8 for a list of the financial statements filed as part of this report.

(2) Schedule II – Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning	Costs and		End of
Allowance for Doubtful Accounts	of Period	expenses	Deductions*	Period
	(in thousands)
Year ended January 1, 2022	$3,716	$3,834	$(2,848)	$4,702

Year ended January 2, 2021	$3,320	$996	$(600)	$3,716

Year ended December 28, 2019	$2,789	$1,553	$(1,022)	$3,320

* Represents uncollectible accounts charged against the allowance for doubtful accounts, net of recoveries.
(3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K

Exhibit Number	Description

2.1

Purchase Agreement, dated as of July 24, 2018 by and among the Company, Coyote Acquisition Co., GEF WW Parent LLC, WWS Blocker LLC and the Sellers and Additional Sellers named in the Purchase Agreement and the Seller Representative*(incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2018)

2.2

Membership Interest Purchase Agreement, dated as of December 10, 2019, among the Company, NewSouth Window Solutions, LLC, NewSouth Window Solutions of Orlando, LLC, NSWS Holdings, Inc., NSWS Orlando Holdings, Inc., the current members of NewSouth Window Solutions, LLC and NSWS Rep, LLC, as representative of the Sellers (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2019)

2.3

Purchase Agreement, dated as of January 7, 2021, among the Company, Eco Window Systems, LLC, Eco Glass Production Inc., Unity Windows Inc., Frank Mata, an individual, Luis Arrieta, an individual, New Eco Windows Holding, LLC, a newly formed Delaware limited liability company, and three newly formed entities (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2021)

2.4

Asset Purchase Agreement, dated as of September 1, 2021, by and among Anlin Industries, Western Window Holding LLC and the Company (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2021)*

3.1

Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010)

3.2

Amended and Restated By-Laws of PGT Innovations, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K dated February 27, 2017, filed with the Securities and Exchange Commission on March 2, 2017)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K dated December 14, 2016, filed with the Securities and Exchange Commission on December 19, 2016)

4.1

Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on December 24, 2009, Registration No. 333-132365)

4.2

Indenture, dated as of August 10, 2018, between PGT Escrow Issuer, Inc. and U.S. Bank National Association, as Trustee, governing the 6.75% Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2018)

4.3	Form of 6.75% Senior Note due 2026 (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2018)

4.4

First Supplemental Indenture, dated as of August 13, 2018, by and between U.S. Bank National Association and the Guarantors party thereto (incorporated herein by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2018)

4.5

Second Supplemental Indenture, dated as of January 24, 2020, by and between the Company, U.S. Bank National Association, as Trustee, and the Guarantors party thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2020)

4.6

Third Supplemental Indenture, dated as of February 1, 2020, by and between the Company, U.S. Bank National Association, as Trustee, and the Guarantors party thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2020)

4.7

Fourth Supplemental Indenture, dated as of January 26, 2021, by and between the Company, U.S. Bank National Association, as Trustee, and the Guarantors party thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

4.8

Indenture, dated as of September 24, 2021, by and among the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, governing the 4.375% Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2021)

4.9	Form of 4.375% Senior Note due 2029 (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2021)

10.1

Credit Agreement dated February 16, 2016, among PGT Innovations, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 16, 2016, filed with the Securities and Exchange Commission on February 17, 2016)

10.4

Product Supply and Sales Agreement dated February 7, 2020, by and between PGT Innovations, Inc. and Kuraray America, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 7, 2020, filed with the Securities and Exchange Commission on February 13, 2020)

10.6

PGT Innovations, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010)

10.7

Form of PGT Innovations, Inc. 2006 Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1/A, filed with the Securities and Exchange Commission on June 8, 2006)

10.8

Third Amendment to the Credit Agreement, dated as of October 31, 2019, by and among the Company, the other Credit Parties thereto, SunTrust Bank, as Initial Term A Lender, the Initial Revolving Credit Lenders, each LC Issuer, and SunTrust Bank, as Administrative Agent, Collateral Agent and Swing Line Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2019)

10.9

Form of PGT Innovations, Inc. Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2017)

10.10

Form of PGT Innovations, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010)

10.11

PGT Innovations, Inc. 2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Appendix A to Definitive Proxy Statement on Form DEF 14A dated March 28, 2014, filed with the Securities and Exchange Commission on April 2, 2014)

10.14

First Amendment to Credit Agreement, dated as of February 17, 2017, among PGT Innovations, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 17, 2017, filed with the Securities and Exchange Commission on February 22, 2017)

10.15

Independent Contractor Agreement effective as of January 1, 2019, by and between Rodney Hershberger, and PGT Innovations, Inc. (incorporated herein by reference to Exhibit 4.5 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2020)

10.18

Supply Agreement dated September 22, 2017, by and between PGT Industries, Inc. and Cardinal LG Company (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 22, 2017, filed with the Securities and Exchange Commission on September 22, 2017)

10.19	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007)

10.20

Second Amendment to Credit Agreement, dated March 16, 2018 by and among PGT Innovations, Inc., a Delaware corporation, the other Credit Parties (as defined in the Credit Agreement) party hereto, the Lenders party hereto, SunTrust Bank, as Administrative Agent, Collateral Agent, Swing Line Lender and an LC Issuer and Deutsche Bank AG New York Branch, as resigning Administrative Agent, resigning Collateral Agent, resigning Swing Line Lender and a resigning LC Issuer (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2018)

10.21

Supply Agreement, effective as of January 1, 2019, by and between PGT Industries, Inc. and Vitro Flat Glass LLC. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2018)

10.22

PGT Innovations, Inc. 2019 Employee Stock Purchase Plan dated as of April 12, 2019 (incorporated herein by reference to Exhibit 10.24 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2020)

10.23

PGT Innovations, Inc. 2019 Equity and Incentive Compensation Plan (incorporated by reference to Appendix B to the PGT Innovations Proxy Statement filed with the Securities and Exchange Commission on April 23, 2019)

10.24

Fourth Amendment to the Credit Agreement, dated as of October 25, 2021, by and among PGT Innovations, Inc., the other Credit Parties party thereto, Truist Bank (as successor by merger to SunTrust Bank), as Incremental Term A Lender, Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2021)

10.25	Employment Agreement between PGT Innovations, Inc. and Robert Keller, dated January 1, 2021**

10.26	Employment Agreement between PGT Innovations, Inc. and Brad West, dated January 1, 2021**

10.27	Employment Agreement between PGT Innovations, Inc. and Brent C. Boydston, dated January 1, 2021**

10.28	Employment Agreement between PGT Innovations, Inc. and Michael Wothe, dated January 1, 2021**

21.1	List of subsidiaries**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm**

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm**

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)**

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	Inline XBRL Taxonomy Extension Definition**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**

* Certain exhibits and schedules have been omitted, and the Company agrees to furnish supplementally to the Commission a copy of any omitted exhibits or schedules upon request. Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they (i) are not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally to the Commission an unredacted copy of this exhibit upon request.

** Filed herewith.

Item 16. Form 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT INNOVATIONS, INC.
(Registrant)

Date: March 1, 2022	/s/ Jeffrey Jackson
Jeffrey Jackson
President and Chief Executive Officer

Date: March 1, 2022	/s/ John Kunz
John Kunz
Senior Vice President and Chief Financial Officer

The undersigned hereby constitute and appoint Ryan Quinn and his substitutes our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorney-in-fact or his substitutes shall lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rodney Hershberger	Chairman of the Board of Directors	March 1, 2022
Rodney Hershberger

/s/ Jeffrey T. Jackson	President and Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2022
Jeffrey T. Jackson

/s/ John Kunz	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
John Kunz

/s/ Sheree L. Bargabos	Director	March 1, 2022
Sheree L. Bargabos

/s/ Xavier Boza	Director	March 1, 2022
Xavier Boza

/s/ Alexander R. Castaldi	Director	March 1, 2022
Alexander R. Castaldi

/s/ Richard D. Feintuch	Director	March 1, 2021
Richard D. Feintuch

/s/ Frances Powell Hawes	Director	March 1, 2022
Frances Powell Hawes

/s/ Brett N. Milgrim	Director	March 1, 2022
Brett N. Milgrim

/s/ William J. Morgan	Director	March 1, 2022
William J. Morgan

/s/ Floyd F. Sherman	Director	March 1, 2022
Floyd F. Sherman