Form 10-Q
period 2022-04-02
PGT Innovations, Inc.
filed 2022-05-12
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

Common Stock, $0.01 par value, outstanding was 59,918,550 shares, as of April 30, 2022.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PGTI	New York Stock Exchange, Inc.

PGT INNOVATIONS, INC.

TABLE OF CONTENTS

Form 10-Q for the Three months Ended April 2, 2022

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	April 2,	April 3,
	2022	2021
	(unaudited)
Net sales	$358,662	$271,092
Cost of sales	224,069	177,130

Gross profit	134,593	93,962

Selling, general and administrative expenses	95,882	69,766

Income from operations	38,711	24,196

Interest expense, net	7,080	7,457

Income before income taxes	31,631	16,739

Income tax expense	7,805	3,944

Net income	23,826	12,795

Less: Net income attributable to redeemable non-controlling interest	(657)	(411)

Net income attributable to the Company	$23,169	$12,384

Calculation of net income per common share attributable to common shareholders:
Net income attributable to the Company	$23,169	$12,384
Change in redemption value of redeemable non-controlling interest	(2,136)	—
Net income attributable to common shareholders	$21,033	$12,384

Net income per common share attributable to common shareholders:
Basic	$0.35	$0.21
Diluted	$0.35	$0.21

Weighted average number of common shares outstanding:
Basic	59,831	59,286
Diluted	60,219	59,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	April 2,	April 3,
	2022	2021
	(unaudited)
Net income	$23,826	$12,795

Other comprehensive income (loss) before tax:
Change in fair value of derivatives	6,075	8,288
Reclassification to earnings	(2,062)	(1,775)

Other comprehensive income before tax	4,013	6,513

Income tax expense related to other comprehensive income	1,030	1,618

Other comprehensive income, net of tax	2,983	4,895

Comprehensive income	26,809	17,690

Less: Comprehensive income attributable to redeemable non-controlling interest	(657)	(411)

Comprehensive income attributable to the Company	$26,152	$17,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	April 2,	January 1,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$103,631	$96,146
Accounts receivable, net	179,167	141,221
Inventories	97,399	91,440
Contract assets, net	51,193	55,239
Prepaid expenses	11,236	8,727
Other current assets	28,515	28,985
Total current assets	471,141	421,758

Property, plant and equipment, net	186,030	185,266
Operating lease right-of-use asset, net	88,812	91,162
Intangible assets, net	380,682	394,525
Goodwill	370,366	364,598
Other assets, net	2,087	3,301

Total assets	$1,499,118	$1,460,610

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$137,414	$122,681
Current portion of operating lease liability	13,676	13,180
Total current liabilities	151,090	135,861

Long-term debt, net	625,959	625,655
Operating lease liability, less current portion	81,473	83,903
Deferred income taxes	38,519	37,489
Other liabilities	8,766	11,742

Total liabilities	905,807	894,650

Commitments and contingencies	—	—

Redeemable non-controlling interest	39,656	36,863

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; no shares outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 63,883 and 63,516 shares issued and 59,901 and 58,696 shares outstanding at April 2, 2022 and January 1, 2022, respectively	639	635
Additional paid-in-capital	434,212	433,347
Accumulated other comprehensive income	9,989	7,006
Retained earnings	127,104	106,398
Treasury stock at cost	(18,289)	(18,289)
Total shareholders' equity	553,655	529,097

Total liabilities, redeemable non-controlling interest and shareholders' equity	$1,499,118	$1,460,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 2,	April 3,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net income	$23,826	$12,795
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	8,470	6,697
Amortization	8,043	4,749
Provision for allowance for doubtful accounts	1,408	2,411
Stock-based compensation	2,205	1,750
Amortization of deferred financing costs, debt discount and premium	304	230
Loss on sales of assets	747	67
Change in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	(39,357)	(24,980)
Inventories	(6,286)	(4,307)
Contract assets, net, prepaid expenses, other current and other assets	10,669	(20,898)
Accounts payable, accrued and other liabilities	7,291	20,039

Net cash provided by (used in) operating activities	17,320	(1,447)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,180)	(6,512)
Investment in and acquisition of business	—	(94,321)
Proceeds from sales of assets	8	7

Net cash used in investing activities	(8,172)	(100,826)

Cash flows from financing activities:
Proceeds from issuance of senior notes	—	63,300
Payments of financing costs	—	(1,363)
Purchases of common stock relating to tax withholdings on employee equity awards	(1,663)	(1,005)

Net cash (used in) provided by financing activities	(1,663)	60,932

Net increase (decrease) in cash and cash equivalents	7,485	(41,341)
Cash and cash equivalents at beginning of period	96,146	100,320
Cash and cash equivalents at end of period	$103,631	$58,979

Non-cash activity:
Issuance of common stock in Eco Acquisition	$—	$6,108
Establish right-of-use asset	$1,324	$29,490
Establish operating lease liability	$(1,324)	$(29,490)
Property, plant and equipment additions in accounts payable	$127	$1,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)(unaudited)

	PGT Innovations, Inc. Shareholders' Equity
				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total
THREE MONTHS ENDED APRIL 3, 2021
Balance at January 2, 2021	58,998,711	$625	$420,202	$2,720	$79,896	$(18,309)	$485,134
Vesting of restricted stock	147,106	—	—	—	—	—	—
Grants of restricted stock	—	3	(3)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(42,414)	—	—	—	—	(1,005)	(1,005)
Retirement of treasury stock	—		(844)	—	(161)	1,005	—
Stock-based compensation	—	—	1,750	—	—	—	1,750
Issuance in acquisition of Eco	357,797	4	6,104	—	—	—	6,108
Net income attributable to the Company	—	—	—	—	12,384	—	12,384
Change in redemption value of redeemable non-controlling interest	—	—	—	—	—	—	—
Other comprehensive income, net of tax expense of $1,618	—	—	—	4,895	—	—	4,895
Balance at April 3, 2021	59,461,200	631	427,210	7,615	92,119	(18,309)	509,266

THREE MONTHS ENDED APRIL 2, 2022
Balance at January 1, 2022	59,696,117	$635	$433,347	$7,006	$106,398	$(18,289)	$529,097
Vesting of restricted stock	288,962	—	—	—	—	—	—
Grants of restricted stock	—	5	(5)	—	—	—	—
Purchases of treasury stock	(84,492)	—	—	—	—	(1,663)	(1,663)
Retirement of treasury stock	—	(1)	(1,335)	—	(327)	1,663	—
Stock-based compensation	—	—	2,205	—	—	—	2,205
Net income attributable to the Company	—	—	—	—	23,169	—	23,169
Change in redemption value of redeemable non-controlling interest	—	—	—	—	(2,136)	—	(2,136)
Other comprehensive income, net of tax expense of $1,030	—	—	—	2,983	—	—	2,983
Balance at April 2, 2022	59,900,587	$639	$434,212	$9,989	$127,104	$(18,289)	$553,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

About PGT Innovations, Inc.

PGT Innovations, Inc. (“PGTI,” “we,” or the “Company”) is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority of our sales are to customers in the state of Florida; however, we also sell products in many other states . Our acquisition of Eco Enterprises (“Eco Acquisition”) in February 2021 expands our range of product offerings in our major market of southeast Florida. We also have sales of products that are designed to unify indoor and outdoor living spaces, through our Western Windows Systems’ (“WWS”) division, and most of its sales are in the western United States. Our acquisition of Anlin Windows and Doors in October 2021 expands our presence in the west. Products are sold primarily through an authorized dealer and distributor network. However, with our acquisition of NewSouth Window Solutions in February 2020, we also began to sell window products in the direct-to-consumer channel through a “factory-direct” sales model.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (“NYSE”) from the NASDAQ Global Market, and began trading on the NYSE under its existing ticker symbol of “PGTI”. As of April 2, 2022, we had major manufacturing operations in Florida, in North Venice, Tampa, and in the greater Miami area. We also have manufacturing operations in Phoenix, Arizona and Clovis, California. Additionally, we have two glass tempering and laminating plants, one in North Venice, Florida and one in Medley, Florida, and one insulation glass plant located in North Venice, Florida.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

COVID-19 Pandemic

During March 2020, a global pandemic (the “Pandemic”) was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The Pandemic has resulted in a significant number of infections, hospitalizations and deaths around the world, including in the United States, and in several of our key markets.

The extent to which the continuing circumstances around the Pandemic could affect our future business, operations and financial results will depend upon numerous factors that we are not able to accurately predict. As such, we continue to be unable to accurately predict the impact the Pandemic and the challenges it has created for the U.S. and global economies. The impact to our customers’ and suppliers’ businesses and other factors identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on March 1, 2022. We will continue to evaluate the nature and extent of any changes relating to the Pandemic and any impact those changes may have to our business, consolidated results of operations, and financial condition.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Our condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. The Company’s fiscal first three months ended April 2, 2022, and April 3, 2021 consisted of 13 weeks.

The condensed consolidated balance sheet as of January 1, 2022, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of January 1, 2022, and the unaudited condensed consolidated financial statements as of and for the periods ended April 2, 2022 and April 3, 2021, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 1, 2022, included in the Company’s most recent Annual Report on Form 10-K. The accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

We have two reportable segments: the Southeast segment and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of sales from our facilities in Florida. The Western reporting segment, also an operating segment, is composed of sales from our facilities in Arizona and California. See Note 16 for segment disclosures.

Recently Adopted Accounting Pronouncements

Business Combinations - Contracts Assets and Liabilities

On October 28, 2021, the FASB issued ASU 2021-08, which amends ASC 805-20 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This standard was effective beginning January 1, 2022. Early adoption was permitted and was adopted by the Company in the period beginning January 3, 2021. The adoption of this standard did not have any impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in March 2021, subsequent amendment to the initial guidance, ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance generally can be applied from March 12, 2020 through December 31, 2022. We have not elected adoption of this optional guidance and do not intend to elect this guidance before the sunset date of December 31, 2022, as there is no material impact on our consolidated financial statements.

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

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, we have two reportable segments: our Southeast segment and our Western segment. See Note 16 for more information. The following table provides information about our net sales by reporting segment, product category and market for the three months ended April 2, 2022 and April 3, 2021:

	Three Months Ended
	April 2,	April 3,
Disaggregation of revenue (in millions):	2022	2021
Reporting segment:
Southeast	$271.8	$233.6
Western	86.9	37.5

Total net sales	$358.7	$271.1

Product category:
Impact-resistant window and door products	$217.8	$191.4
Non-impact window and door products	140.9	79.7

Total net sales	$358.7	$271.1

Market:
New construction	$150.1	$120.0
Repair and remodel	208.6	151.1

Total net sales	$358.7	$271.1

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the three months ended April 2, 2022 and April 3, 2021, the Western segment’s net sales of its volume products were $26.3 million and $19.6 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At April 2, 2022 and January 1, 2022, those contract liabilities totaled $43.8 million and $45.2 million, respectively, of which $34.3 million and $37.0 million, respectively, are classified within accrued liabilities, and $9.5 million and $8.2 million, respectively, are classified as a reduction to the contract assets to which they relate. Contract assets, net, totaled $51.2 million at April 2, 2022 and $55.2 million at January 1, 2022, in the accompanying condensed consolidated balance sheets.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, we expect substantially all of the contract liabilities at January 1, 2022 were satisfied in the first quarter of 2022, and contract assets at January 1, 2022 were transferred to accounts receivable in the first quarter of 2022. We expect substantially all of the contract liabilities at April 2, 2022 will be satisfied in the second quarter of 2022, and contract assets at April 2, 2022 will be transferred to accounts receivable in the second quarter of 2022. Contract liabilities at April 2, 2022 represents cash received during the three-month period ended April 2, 2022, excluding amounts recognized as revenue during that period. Contract assets at April 2, 2022 represents revenue recognized during the three-month period ended April 2, 2022, excluding amounts transferred to accounts receivable during that period. Contract liabilities at January 1, 2022 represents cash received during the three-month period ended January 1, 2022, excluding amounts recognized as revenue during that period. Contract assets at January 1, 2022 represents revenue recognized during the three-month period ended January 1, 2022, excluding amounts transferred to accounts receivable during that period.

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

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our volume products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of April 2, 2022 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

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

Allowance for Credit Losses

The Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“Topic 326”) on December 29, 2019 (the first day of our 2020 fiscal year). Topic 326 requires us to measure all expected credit losses for financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. In the ordinary course of business, we extend credit to qualified dealers and distributors, generally on a non-collateralized basis. The Company maintains an allowance for credit losses which is based on management’s assessments of the amount which may become uncollectible in the future and is determined through consideration of our write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions, and may include anticipated unfavorable impacts of the COVID-19 pandemic on the businesses of our customers, such as dealers and distributors. As of April 2, 2022 and January 1, 2022, we had gross accounts receivable of $184.4 million and $145.9 million, respectively, and an allowance for credit losses of $5.2 million and $4.7 million, respectively.

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

During the three months ended April 2, 2022, we recorded warranty expense at a rate of approximately 2.6% of sales, which was level with the three months ended April 3, 2021 of 2.6% of sales. Our warranty expense rate in the three months ended April 2, 2022 is a result of an increase in the use of higher-cost contract labor to respond to warranty claims due to a currently tight labor market, whereas in the three months ended April 3, 2021, the wind-down of the commercial business of NewSouth in the first quarter of 2021 resulted in warranty costs higher than those we would incur in the normal course of business.

The following table summarizes current period charges, adjustments to previous estimates, as well as settlements, which represent actual costs incurred during the period for the three months ended April 2, 2022 and April 3, 2021. The reserve is determined through specific identification and assessing our history. Of the accrued warranty reserve of $16.3 million at April 2, 2022, $13.8 million is classified within accrued expenses on the condensed consolidated balance sheet at April 2, 2022, with the remainder classified within other liabilities. Of the accrued warranty reserve of $13.5 million at January 1, 2022, $11.8 million is classified within accrued expenses on the condensed consolidated balance sheet at January 1, 2022, with the remainder classified within other liabilities.

	Beginning	Charged			End of
Accrued Warranty	of Period	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended April 2, 2022	$13,504	$9,148	$750	$(7,081)	$16,321

Three months ended April 3, 2021	$8,001	$6,966	$389	$(5,713)	$9,643

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

	April 2,	January 1,
	2022	2022
	(in thousands)
Raw materials	$93,221	$87,164
Work-in-progress	3,312	3,248
Finished goods	866	1,028

Inventories	$97,399	$91,440

NOTE 5. STOCK BASED-COMPENSATION

Stock-Based Compensation Expense

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $2.2 million for the three months ended April 2, 2022, and $1.8 million for the three months ended April 3, 2021. As of April 2, 2022, there was $13.0 million in total unrecognized compensation cost related entirely to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.9 years at April 2, 2022.

Of the $2.2 million and $1.8 million in stock-based compensation expense in the three months ended April 2, 2022 and April 3, 2021, respectively, $1.9 million and $1.5 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales.

New Issuance

On February 14, 2022, we issued 468,518 shares of restricted stock to certain executive and non-executive employees of the Company, under the Company’s 2022 long-term incentive plan (“2022 LTIP”). Half of the shares awarded under the 2022 LTIP, or 234,259 shares, is subject to adjustment based on the performance of the Company for the 2022 fiscal year. A portion of the 234,259 performance shares issued under the 2022 LTIP are also subject to a total shareholder return ("TSR") component, which will not be finalized until the third anniversary of the February 14, 2022 grant date. Specifically, 37.5% of the one-half of the restricted stock awarded in the 2022 LTIP are performance restricted shares which will not be earned unless certain financial performance metrics are met by the Company for the 2022 fiscal year. The performance criteria, as defined in the share awards, provide for a graded awarding of shares based on the percentage by which the Company meets earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in our 2022 business plan. The percentages, ranging from less than 80% to greater than 120% of the target amount of that EBITDA metric, provide for the awarding of shares ranging from 0% to 200% of the target amount of shares with respect to 37.5% of half of the 234,259 shares, or 87,849 shares. The remaining 62.5% of the one-half of the restricted stock awarded in the 2022 LTIP, or 146,410 shares, are subject to the same EBITDA metric, but are also subject to a TSR component which stratifies the performance of the Company's common stock price compared to a defined peer group of companies over the three-year period subsequent to February 14, 2022, such that if the Company's TSR falls at the 75th percentile or higher compared to the peer group, grantees will receive an additional 25% of performance shares. If the Company's TSR falls at the 25th percentile or lower compared to the peer group, grantees will forfeit 25% of performance shares. If the Company's TSR falls within the 75th and 25th percentiles, there will be no additional adjustment and grantees will receive their performance shares as per the EBITDA metric previously discussed. The final award is also affected by forfeitures upon the termination of a grantee’s employment with the Company. The remaining 234,259 shares from the 2022 LTIP are not subject to adjustment based on any performance or other criteria, but rather, vest in three equal installments on each of the first, second and third anniversaries of the grant date, assuming the grantee is employed by the Company on those vesting dates. The grant date fair value of the 2022 LTIP was $18.27 per share for those shares not subject to adjustment based on any performance or other criteria except the passage of time, and the 37.5% of shares subject only to the EBITDA criteria of Company performance. For the 62.5% of performance shares subject to both the EBITDA criteria of Company performance and the TSR component, the grant date fair value was $20.79 per share as determined by a third-party valuation specialist engaged by the Company, which used Monte Carlo simulation techniques to determine the fair value of such shares, which we consider to be a Level 3 input. As such, the weighted-average fair value of the 234,259 shares subject to the performance of the Company for the 2022 fiscal year, including those shares subject to the TSR, is $19.84 per share.

NOTE 6. ACQUISITIONS

ANLIN WINDOWS & DOORS

On October 25, 2021, we completed the acquisition of Anlin Windows & Doors. The acquisition was done by Western Window Holding LLC, a Delaware limited liability company, indirectly wholly-owned by PGT Innovations, Inc., which acquired substantially all of the assets, properties and rights owned, used or held for use in the business, as operated by Anlin Industries, a California corporation, of manufacturing vinyl windows and doors for the replacement market and the new construction market, and all activities conducted in connection therewith (the "Anlin Acquisition"), pursuant to that certain Asset Purchase Agreement dated as of September 1, 2021 (the “Anlin Purchase Agreement”), by and among the Company, and Anlin Industries. The fair value of consideration transferred in the Anlin Acquisition was $120.9 million, composed of $114.2 million in cash, including $113.5 million for purchase price and $0.7 million in estimated working capital adjustment, and estimated fair value of contingent consideration of $6.7 million, discussed in greater detail below.

The cash portion of the Anlin Acquisition of $114.2 million was financed with borrowings under the fourth amendment of our 2016 Credit Agreement due 2024 of $60.0 million, which resulted in net proceeds after fees of $59.4 million, with the remaining $54.8 million from cash on hand. Cash on hand for the Anlin Acquisition was ultimately provided by the issuance of senior notes due 2029 of $575.0 million of 4.375% and related transactions, further explained in Note 9, Long-Term Debt.

The estimated fair value of assets acquired, and liabilities assumed as of the closing date of the Anlin Acquisition, are as follows:

	Initial Allocation	Adjustments to Allocation	Preliminary Allocation
Accounts receivable	$10,803	$—	$10,803
Inventories	7,633	(327)	7,306
Contract assets, net	7,027	—	7,027
Prepaid expenses and other assets	1,626	(954)	672
Property and equipment	22,800	1,509	24,309
Operating lease right-of-use asset	3,450	14	3,464
Intangible assets	77,800	(5,800)	72,000
Goodwill	5,596	5,768	11,364
Total assets acquired	136,735	210	136,945
Accounts payable	(5,175)	593	(4,582)
Accrued and other liabilities	(7,993)	—	(7,993)
Operating lease liability	(3,450)	(14)	(3,464)
Total liabilities assumed	(16,618)	579	(16,039)
Fair value of consideration transferred	$120,117	$789	$120,906

Consideration:
Cash	$114,196	$—	$114,196
Contingent consideration	5,921	789	6,710
Fair value of consideration transferred	$120,117	$789	$120,906

The fair value of certain working capital related items, including Anlin’s accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities, approximated their book values at the date of the Anlin Acquisition. The fair value of inventory was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. Inventories at the acquisition date was primarily composed of raw materials. Further review during the first quarter of 2022 resulted in an adjustment to decrease the estimated net realizable value of inventory. The fair value of property and equipment and remaining useful lives were estimated by management, with the assistance of a third-party valuation firm, using the cost approach. During the first quarter of 2022, additional value was assigned to acquired property and equipment, primarily due to an increase in the estimate of the fair value of acquired land. Valuations of the intangible assets were done using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs, with the assistance of a third-party valuations firm. During the first quarter of 2022, we made several adjustments to the estimated fair value of the initial valuation of certain intangible assets, given the preliminary nature of several of the valuation inputs. Additionally, we determined that a portion of the customer relationship asset we acquired related to Anlin's backlog, which had an estimated useful life of less than three months, resulting in its estimated fair value becoming fully amortized in the first quarter of 2022, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three-month period ended April 2, 2022.

We incurred acquisition costs totaling $1.8 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the Anlin Acquisition, incurred during the year ended January 1, 2022, primarily during the third and fourth quarters.

The Anlin Purchase Agreement provides for the potential for an earn-out contingency payment to sellers should Anlin achieve a certain level of earnings before interest, taxes, depreciation and amortization, ("Anlin EBITDA"), as defined in the Anlin Purchase Agreement, for its fiscal years of 2021 and 2022, of up to $3.2 million to be paid out by March 31, 2022, and of up to $9.5 million to be paid out by March 31, 2023, respectively. We had recorded a preliminary earn-out contingent liability of $5.9 million as of our year ended January 1, 2022, which represented its then estimated fair value based on probability adjusted levels of estimated Anlin EBITDA. Estimated Anlin EBITDA is a significant input that is not observable in the market, which ASC 820 considers to be a Level 3 input. In the first quarter of 2022, we finalized the fair value of the earn-out contingency, which we adjusted by an additional $0.8 million, to a total of $6.7 million of estimated fair value of contingent consideration as of the effective date of the Anlin Acquisition, classified within accrued current liabilities in the accompanying condensed consolidated balance sheet as of April 2, 2022. This amount included $2.4 million for the contingent consideration relating to 2021 Anlin EBITDA and $4.3 million for the contingent consideration relating to the 2022 Anlin EBITDA.

By mutual agreement between seller and buyer, the deadline for the first payment of contingent consideration, which was March 31, 2022 as stated in the Anlin Purchase Agreement while both parties continued to negotiate the amount of the first contingent consideration payment, which was agreed to be $2.5 million, which we paid in April 2022. During the first quarter of 2022, we updated our estimate of the fair value of the contingent consideration relating to 2022 Anlin EBITDA, which was estimated to be $5.1 million. As such, we recognized an expense of approximately $1.0 million, representing the difference between the actual and estimated fair value of the contingent consideration relating to 2021 Anlin EBITDA, and the difference between the initial and updated estimate of the fair value of the contingent consideration relating to 2022 Anlin EBITDA, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended April 2, 2022. We will continue to update our estimate of the fair value of the contingent consideration relating to 2022 Anlin EBITDA each reporting period, as required by ASC 805, and record any adjustments within operating income until finalized by March 31, 2022.

For tax purposes, contingent consideration does not become part of tax goodwill until paid. As such, the amount of goodwill deductible for tax purposes will not be finalized until the outcome of both earn-out contingency payments are known. As discussed, as of April 2, 2022, the estimated fair value of the earn-out contingency was $6.7 million, and goodwill according to the current allocation of consideration is $11.4 million, and is included as part of the Western reporting unit goodwill. As such, as of April 2, 2022, the amount of goodwill estimated to be tax deductible was the difference of $4.7 million. We believe goodwill relates to the expansion of our footprint in a key, strategic market we have identified as a geographic area of growth for our Company. Our estimate of the amount of tax deductible goodwill may change as we the amounts of the payments of contingent consideration are finalized.

As discussed above, we made changes to the initial estimated fair values of the trade name and customer relationships assets in the Anlin Acquisition, and we determined that a portion of our customer relationships intangible asset relates to the backlog acquired in the acquisition, which we estimated to be $2.2 million. Due to the short useful life of the customer-related backlog, its estimated fair value of $2.2 million was fully amortized by the end of the first quarter of 2022, which is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three-month period ended April 2, 2022. Our purchase price allocation is preliminary, and other items are subject to change.

The Anlin Purchase Agreement has a post-closing working capital calculation whereby we are required to prepare, and deliver to sellers, a final statement of purchase price. We expect to finalize this process during the second quarter of 2022.

Valuation of Identified Intangible Assets

The valuation of the identifiable intangible assets acquired in the Anlin Acquisition and our estimate of their respective useful lives are as follows:

				Initial
	Initial	Adjustment to	Preliminary	Useful Life
	Valuation	Valuation	Valuation	(in years)
(in thousands)
Trade name	$35,400	$(3,700)	$31,700	indefinite
Customer relationships	42,100	(4,300)	37,800	15
Customer-related backlog	—	2,200	2,200	<1
Developed technology	300	—	300	9

Intangible assets, net	$77,800	$(5,800)	$72,000

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

Three Months Ended
April 3,
Pro Forma Results (unaudited)	2021
(in thousands, except per share amounts)	(unaudited)
Net sales	$295,512

Net income attributable to common shareholders	$12,745

Net income per common share attributable to common shareholders:
Basic	$0.21
Diluted	$0.21

Net sales of Anlin included in the condensed consolidated statement of operations for the three months ended April 2, 2022, was $32.4 million. The net income of Anlin in the condensed consolidated statement of operations for the three months ended April 2, 2022, was $2.9 million.

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

Sales from CRi included in the three-month period ended April 2, 2022 totaled $2.4 million. CRi’s effect on consolidated net income was immaterial in the three-month period ended April 2, 2022.

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

The fair value consideration for Eco was $100.5 million, including $94.4 million in cash, after favorable adjustments totaling $5.6 million relating to working capital and customer deposits which were agreed to and settled in the second quarter of 2021. The fair value of consideration also included PGT Innovations, Inc. common stock with a then estimated fair value of $6.1 million. The cash portion of the purchase price was financed by a second add-on issuance of $60.0 million aggregate principal amount of 6.75% senior notes to the 2018 Senior Notes due 2026 on January 25, 2021 (the “Second Additional Senior Notes”), issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million, together with cash on hand of $31.1 million.

The common stock portion of the purchase price was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a closing price value of $21.34 per share on that date, or approximately $7.6 million based on that price. However, the seller of Eco, who is also the holder of the 25% redeemable non-controlling interest in Eco Enterprises, is restricted from selling these shares for a three-year period from the date of the acquisition. As such, we estimated that there was an approximately 20% discount for the lack of marketability of the shares. The fair value of the redeemable non-controlling interest in the acquisition has been estimated to be $28.5 million, resulting in total fair value of the Eco business in the acquisition, including the redeemable non-controlling interest, of $128.9 million. The fair value of the redeemable non-controlling interest has been calculated as 25% of the initial estimated fair value of the entity at the acquisition date, less a discount for seller’s lack of control in the new entity, estimated to be 5%, and a discount for the seller’s lack of marketability of the minority stake, estimated to be 10%. See Note 17 for more information regarding the redeemable non-controlling interest.

The estimated fair value of assets acquired, and liabilities assumed as of the closing date of the Eco Acquisition, are as follows:

	Initial Allocation	Adjustments to Allocation	Final Allocation
Accounts receivable	$5,031	$(241)	$4,790
Inventories	7,728	(684)	7,044
Contract assets, net	4,312	(123)	4,189
Prepaid expenses and other assets	1,706	(759)	947
Property and equipment	24,009	(191)	23,818
Operating lease right-of-use asset	27,864	(1,049)	26,815
Intangible assets	72,700	1,600	74,300
Goodwill	30,051	(4,467)	25,584
Total assets acquired	173,401	(5,914)	167,487
Accounts payable	(6,809)	(116)	(6,925)
Accrued and other liabilities, including customer deposits	(4,215)	(604)	(4,819)
Operating lease liability	(27,864)	1,049	(26,815)
Total liabilities assumed	(38,888)	329	(38,559)
Net assets acquired	134,513	(5,585)	128,928
Redeemable non-controlling interest	(34,084)	5,620	(28,464)
Fair value of consideration transferred	$100,429	$35	$100,464

Consideration:
Cash	$94,321	$35	$94,356
PGTI common stock	6,108	—	6,108
Fair value of consideration transferred	$100,429	$35	$100,464

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

We incurred acquisition costs totaling $1.7 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the Eco Acquisition, which includes $1.0 million in the fourth quarter of 2020, and $0.7 million in first three months of 2021, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended April 3, 2021.

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

Three Months Ended
April 3,
2021
(unaudited)
Net sales	$279,044

Net income attributable to PGTI stockholders:	$12,542

Net income per common share attributable to PGTI stockholders:
Basic	$0.21
Diluted	$0.21

Net sales of Eco included in the condensed consolidated statements of operations for the three months ended April 2, 2022, and April 3, 2021, was $21.5 million and $15.4 million, respectively, after eliminations of intercompany sales. The net income of Eco in the condensed consolidated statements of operations for the three months ended April 2, 2022, and April 3, 2021, was $2.6 million and $1.6 million, respectively, including the portions attributable to the redeemable non-controlling interest of $0.7 million and $0.4 million, respectively.

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

There were no anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three-month periods ended April 2, 2022, or April 3, 2021.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS:

	Three Months Ended
	April 2,	April 3,
	2022	2021
	(in thousands, except per share amounts)
Net income	$23,826	$12,795
Less: Net income attributable to redeemable non-controlling interest	(657)	(411)
Net income attributable to the Company	23,169	12,384
Change in redemption value of redeemable non-controlling interest	(2,136)	—
Net income attributable to common shareholders	$21,033	$12,384

Weighted-average common shares - Basic	59,831	59,286
Add: Dilutive shares from equity plans	388	608

Weighted-average common shares - Diluted	60,219	59,894

Net income per common share attributable to common shareholders:
Basic	$0.35	$0.21
Diluted	$0.35	$0.21

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets are as follows:

			Initial
	April 2,	January 2,	Useful Life
	2022	2021	(in years)
	(in thousands)
Goodwill	$370,366	$364,598	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$208,441	$212,141	indefinite

Customer relationships and customer-related assets	286,947	289,047	<1-15
Trade name (amortizable)	22,200	22,200	15
Developed technology	5,900	5,900	6-10
Non-compete agreement	3,338	3,338	2-5
Software license	590	590	2
Less: Accumulated amortization	(146,734)	(138,691)

Subtotal	172,241	182,384

Other intangible assets, net	$380,682	$394,525

Goodwill at January 1, 2022	$364,598
Increase in contingent consideration in our Anlin Acquisition	789
Decrease in trade name in our Anlin Acquisition	3,700
Net decrease in customer-related assets in our Anlin Acquisition	2,100
Net decrease in other allocation changes in our Anlin Acquisition	(821)

Goodwill at April 2, 2022	$370,366

Trade names (indefinite-lived) at January 1, 2022	$212,141
Decrease in value of trade name in our Anlin Acquisition	(3,700)

Trade names (indefinite-lived) at April 2, 2022	$208,441

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2022	$16,844
2023	20,520
2024	20,474
2025	20,299
2026	16,906
Thereafter	77,198

Total	$172,241

Amortization expense relating to amortizable intangible assets for the three months ended April 2, 2022 and April 3, 2021, was $8.0 million and $4.7 million, respectively. See Note 6 for discussion of the amortization of the customer-related backlog asset of $2.2 million during the three-month period ended April 2, 2022.

We perform our annual goodwill and indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. During the three months ended April 2, 2022, we did not identify any events which we believe would trigger the need for tests for impairments of our indefinite-lived intangibles assets. As of April 2, 2022 and January 1, 2022, the carrying value of our Southeast reporting unit goodwill is $226.8 million and $226.8 million, respectively. As of April 2, 2022 and January 1, 2022, the carrying value of our Western reporting unit goodwill is $143.6 million and $137.8 million, respectively. Goodwill of our Southeast reporting unit includes the goodwill relating to Eco. Goodwill of our Western reporting unit includes the goodwill relating to both Anlin and CRi.

NOTE 9. LONG-TERM DEBT

	April 2,	January 1,
	2022	2022
	(in thousands)

2021 Senior Notes due 2029, maturing in October 2029	$575,000	$575,000

2016 Credit Agreement due 2024, maturing in October 2024	60,000	60,000

Long-term debt	635,000	635,000

Deferred financing costs	(9,041)	(9,345)

Long-term debt, net	$625,959	$625,655

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

As of April 2, 2022, the face value of debt outstanding under the 2021 Senior Notes due 2029 was $575.0 million, and interest began accruing on September 24, 2021. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs, and the prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the 2016 Credit Agreement of $54.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021. See Note 6, Acquisitions, for a discussion of the Anlin Acquisition.

The indenture for the 2021 Senior Notes due 2029 gives us the option to redeem some or all of the 2021 Senior Notes due 2029 at the redemption prices and on the terms specified in the indenture governing the 2021 Senior Notes due 2029. The indenture governing the 2021 Senior Notes due 2029 does not require us to make any mandatory redemptions or sinking fund payments. However, upon the occurrence of a change of control, as defined in the indenture, the Company is required to offer to repurchase the notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. We also may make optional redemptions at various premiums including a make-whole call at the then current treasury rate plus 50 basis points prior to October 1, 2024, then 102.188% on or after August 1, 2024, 101.094% on or after August 2025, then at 100.000% on or after August 1, 2026.

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

On March 16, 2018, we entered into an amendment of our 2016 Credit Agreement due 2024 (the “Second Amendment”). The Second Amendment, among other things, decreased the applicable interest rate margins for the Initial Term Loans (as defined in the 2016 Credit Agreement due 2024) from (i) 3.75% to 2.50%, in the case of the Base Rate Loans (as defined in the 2016 Credit Agreement due 2024), and (ii) 4.75% to 3.50%, in the case of the Eurodollar Loans (as defined in the 2016 Credit Agreement due 2024). On February 17, 2017, we entered into the first amendment to our 2016 Credit Agreement due 2024, which also resulted in decreases in the applicable margins, but which, unlike the Second Amendment, did not include any changes in lender positions.

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

On October 25, 2021, we entered into an amendment of our 2016 Credit Agreement ("Fourth Amendment"). The Fourth Amendment provides for, among other things, a three-year Term A loan in the aggregate maximum available amount of $60.0 million (the "Incremental Term A Loan"), proceeds from which were used to fund the Anlin Acquisition. The Fourth Amendment does not change any terms relating to the Revolving Facility, under which we pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. As of April 2, 2022, there were $5.7 million in letters of credit outstanding and $74.3 million available under the Revolving Facility.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2024 was 2.46% as of April 2, 2022, and was 2.10% at January 1, 2022.

Deferred Financing Costs

The activity relating to deferred financing costs, composed of third-party fees and costs, and lender fees, for the three months ended April 2, 2022, are as follows. All deferred financing costs are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$9,345
Less: Amortization expense	(304)
At end of period	$9,041

Estimated amortization expense relating to deferred financing costs for the years indicated as of April 2, 2022, is as follows:

(in thousands)	Total
Remainder of 2022	$929
2023	1,282
2024	1,282
2025	1,083
2026	1,114
Thereafter	3,351

Total	$9,041

We have no schedule payments of outstanding debt until the contractual maturity of the 2016 Credit Agreement in October 2024. Our contractual future maturities of long-term debt are as follows (at face value):

(in thousands)
Remainder of 2022	$—
2023	—
2024	60,000
2025	—
2026	—
Thereafter	575,000

Total	$635,000

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

The components of lease expense for the three months ended April 2, 2022 and April 3, 2021, are as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2022	2021

Operating lease cost	$4,839	$2,879
Short-term lease cost	2,305	2,200
Total lease cost	$7,144	$5,079

Other information relating to leases for the three months ended April 2, 2022 and April 3, 2021, are as follows (in thousands, except years and percentages):

	Three Months Ended
	April 2,	April 3,
	2022	2021
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(4,529)	$(2,764)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,324	$29,490

Weighted average remaining lease term in years
Operating leases	6.57	7.23

Weighted average discount rate
Operating leases	5.5%	5.6%

Future maturities under operating leases were as follows at April 2, 2022 and January 1, 2022 (in thousands):

	April 2,	January 1,
	2022	2022
Remainder of 2022	$-	$17,929
2023	13,714	17,577
2024	17,947	16,990
2025	17,365	15,987
2026	16,240	15,025
2027	15,146	14,358
Thereafter	32,257	17,891

Total future minimum lease payments	112,669	115,757

Less: Imputed interest	(17,520)	(18,674)

Operating lease liability - total	$95,149	$97,083

Reported as of April 2, 2022 and January 1, 2022:
Current portion of operating lease liability	$13,676	$13,180
Operating lease liability, less current portion	81,473	83,903

Operating lease liability - total	$95,149	$97,083

As of April 2, 2022, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2032. Lease expense was $7.1 million for the three months ended April 2, 2022 and was $5.1 million for the three months ended April 3, 2021. Of the $7.1 million for the three months ended April 2, 2022, $3.6 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Of the $5.1 million for the three months ended April 3, 2021, $2.2 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses.

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

NOTE 12. INCOME TAXES

We had an income tax expense of $7.8 million for the three months ended April 2, 2022, compared with income tax expense of $3.9 million for the three months ended April 3, 2021. Our effective tax rate for the three months ended April 2, 2022, was an expense rate of 24.7%, and was an expense rate of 23.6% for the three months ended April 3, 2021. Our income tax expense for the three-month periods ended April 2, 2022, and April 3, 2021, includes $505 thousand and $305 thousand, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three months ended April 2, 2022 and April 3, 2021 include discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $136 thousand in the three months ended April 2, 2022, and $95 thousand in the three months ended April 3, 2021. The effect of these discrete items on our effective tax rates for these periods was not significant.

In September 2021, the state of Florida announced that the corporate income tax rate for the 2021 tax year was being lowered from its then current level of 4.458% to 3.535%. However, for 2022, Florida's corporate income tax rate returned to its statutory level before the passage of the Tax Cuts and Jobs Act, which is 5.5%. As such, we adjusted our annual effective tax rate for 2022 to include this increase in rate in Florida, where a substantial portion of our business is apportioned, to an estimated combined statutory federal and state rate of 25.7% from our estimate in 2021 of 24.2%. During the first three months of 2022 or 2021, we were not required to make any payments of estimated federal or state income taxes.

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

During the three months ended April 2, 2022 or April 3, 2021, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement, as well as the 2021 Senior Notes due 2029, all classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2024 approximated its carrying value due to its variable-rate nature, and was approximately $60.0 million as of April 2, 2022, and January 1, 2022, compared to a principal outstanding value of $60.0 million at those dates, respectively. The fair value of the 2021 Senior Notes due 2029 is based on debt with similar terms and characteristics and was approximately $531.2 million as of April 2, 2022, compared to a principal outstanding value of $575.0 million, and the fair value was approximately $578.2 million as of January 1, 2022, compared to a principal outstanding value of $575.0 million.

Items Measured at Fair Value

The following are measured in the condensed consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
April 2, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$9,058	$—	$9,058	$—
MTP contracts	4,383	—	4,383	—

	$13,441	$—	$13,441	$—

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
January 1, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$4,829	$—	$4,829	$—
MTP contracts	4,599	—	4,599	—
	$9,428	$—	$9,428	$—

See Note 14 for a description of the methods and assumptions used in the determination of the fair values of our aluminum forward and Midwest Transaction Premium (“MTP”) contracts, as well as the basis for classifying these assets and liabilities as Level 2.

NOTE 14. DERIVATIVES

Aluminum Contracts and Midwest Transaction Premium

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production. In early 2020, we began entering into forward contracts to hedge the fluctuations in the price of the delivery component of our aluminum extrusion purchases, known as the Midwest Transaction Premium, or MTP. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum and the related MTP.

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

At April 2, 2022, the fair value of our aluminum forward contracts was in an asset position of $9.1 million. We had 23 outstanding forward contracts for the purchase of 36.3 million pounds of aluminum through December 2022, at an average price of $1.32 per pound, which excludes the Midwest premium, with maturity dates of between two months and ten months. At April 2, 2022, the fair value of our MTP contracts was in an asset position of $4.4 million. We had 7 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 17.0 million pounds of aluminum through December 2022, at an average price of $0.12 per pound, with maturity dates of between two months and ten months. We assessed the risk of non-performance of the Company and our counterparty to these contracts, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of April 2, 2022.

We assess the effectiveness of our aluminum forward and MTP contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of income, net, recognized in the “accumulated other comprehensive income (loss)” line item in the accompanying condensed consolidated balance sheet as of April 2, 2022, that we expect will be reclassified to earnings within the next twelve months, is approximately $13.4 million.

The fair values of our aluminum hedges and MTP contracts are classified in the accompanying condensed consolidated balance sheets at April 2, 2022 and January 1, 2022, as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	April 2, 2022		April 2, 2022
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$10,184	Accrued liabilities	$(1,126)
MTP contracts	Other current assets	4,383	Accrued liabilities	—
Aluminum contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$14,567	Total derivative liabilities	$(1,126)

	Derivative Assets		Derivative Liabilities
	January 1, 2022		January 1, 2022
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$4,829	Accrued liabilities	$—
MTP contracts	Other current assets	4,599	Accrued liabilities	—
Aluminum contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$9,428	Total derivative liabilities	$—

The ending accumulated balance for the aluminum forward and MTP contracts included in accumulated other comprehensive income (losses), net of tax, was an accumulated other comprehensive income of $10.0 million as of April 2, 2022, and was an accumulated other comprehensive income of $7.0 million at January 1, 2022. The income tax effects of accumulated comprehensive income (losses) are released as amounts are reclassified out of accumulated comprehensive income (losses) at the income tax rate used at the time those income tax effects were provided, which generally represents our blended statutory income tax rate.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three months ended April 2, 2022 and April 3, 2021 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Three Months Ended			Three Months Ended
	April 2,	April 3,		April 2,	April 3,
	2022	2021		2022	2021

Aluminum contracts	$5,607	$4,083	Cost of sales	$1,378	$1,388

MTP contracts	$468	$4,205	Cost of sales	$684	$387

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the components of accumulated other comprehensive income for the three months ended April 2, 2022 and April 3, 2021 (in thousands):

Three months ended April 2, 2022	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at January 1, 2022	$3,610	$3,396	$7,006
Change in fair value of derivatives	5,607	468	6,075
Amounts reclassified from other comprehensive income	(1,378)	(684)	(2,062)
Tax effect	(1,055)	25	(1,030)
Net current-period other comprehensive income	3,174	(191)	2,983
Balance at April 2, 2022	$6,784	$3,205	$9,989

Three months ended April 3, 2021	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at January 2, 2021	$2,403	$317	$2,720
Change in fair value of derivatives	4,083	4,205	8,288
Amounts reclassified from other comprehensive income	(1,388)	(387)	(1,775)
Tax effect	(670)	(948)	(1,618)
Net current-period other comprehensive income	2,025	2,870	4,895
Balance at April 3, 2021	$4,428	$3,187	$7,615

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

The following table represents summary financial data attributable to our operating segments for the three-month periods ended April 2, 2022, and April 3, 2021. Results of the Southeast segment for the three-month period ended April 2, 2022 includes the results of Eco for the entire three-month period, whereas for the three-month period ended April 3, 2021 for only its post-acquisition period from February 1, 2021. Results of the Western segment for the three-month period ended April 2, 2022 includes the results of CRi, acquired May 1, 2021, and Anlin, acquired October 25, 2021, whereas there were no results from either CRi or Anlin in the three-month period ended April 3, 2021.

Corporate overhead has been allocated to each segment using an allocation method we believe is reasonable (in thousands):

	Three Months Ended
	April 2,	April 3,
	2022	2021
Net sales:
Southeast segment	$271,767	$233,638
Western segment	86,895	37,454

Total net sales	$358,662	$271,092

Income from operations:
Southeast segment	$25,556	$18,743
Western segment	13,155	5,453

Total income from operations	38,711	24,196

Interest expense, net	7,080	7,457

Total income before income taxes	$31,631	$16,739

Depreciation expense for the three-month periods ended April 2, 2022 and April 3, 2021, was $6.9 million and $5.8 million for our Southeast segment, respectively, and $1.6 million and $0.9 million for our Western segment, respectively. Amortization expense for the three-month periods ended April 2, 2022 and April 3, 2021, $2.7 million, and $2.4 million for our Southeast segment, respectively, and $5.3 million and $2.3 million for our Western segment, respectively.

Total assets of our Southeast segment as of April 2, 2022 and January 1, 2022 were $936.5 million and $911.3 million, respectively. Total assets of our Western segment as of April 2, 2022 and January 1, 2022 were $562.6 million and $549.3 million, respectively.

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

The Company calculates the estimated future redemption value of the non-controlling interest on a quarterly basis. The redeemable non-controlling interest is accreted to the future redemption value using the effective interest method up to the date on which the put-right becomes effective. Any accretion adjustment in the current reporting period of the redeemable non-controlling interest is offset against retained earnings and impacts earnings used in the calculation of earnings per share attributable to common shareholders in the reporting period. Based on the formula in the operating agreement governing this transaction, the future redemption value of the redeemable non-controlling interest was estimated to be $58.3 million, which we accreted to $39.7 million as of April 2, 2022.

The following table presents the changes in the Company’s redeemable non-controlling interest for the period presented:

	Three Months Ended
	April 2,	April 3,
(in thousands)	2022	2021
Balance at beginning of period	$36,863	$—
Redeemable non-controlling interest in Eco at initially estimated fair value	—	34,084
Net income attributable to redeemable non-controlling interest	657	411
Change in value of redeemable non-controlling interest	2,136	—
Balance at end of period	$39,656	$34,495

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2022, as filed with the Securities and Exchange Commission. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Note Regarding Forward-Looking Statements and elsewhere throughout this Quarterly Report, as well as the factors described in our Annual Report on Form 10-K for the year ended January 1, 2022, and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors." Our actual results could differ materially from those discussed in the forward-looking statements.

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
•
changes in raw material prices, especially for aluminum, glass and vinyl, including price increases due to the implementation of tariffs and other trade-related restrictions, Pandemic-related supply chain interruptions, or supply-chain interruptions from the conflict in Ukraine;
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
•
our level of indebtedness, which increased in connection with our recent acquisition, including our Eco Acquisition, and the acquisition of Anlin;
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
•
in addition to our acquisition of Anlin, and our Eco Acquisition, our ability to successfully integrate businesses we may acquire in the future, or that any business we acquire may not perform as we expected at the time we acquire it; and
•
the other risks and uncertainties discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 1, 2022 and our other filings with the Securities and Exchange Commission.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

EXECUTIVE OVERVIEW

Sales and Operations

During the first quarter of 2022, we experienced growth at both our Southeast and Western segments, as the momentum of growth we experienced over last year continued into 2022. Of our total net sales for the first quarter of 2022 of $358.7 million, which increased 32.3% compared to the first quarter of 2021, from $271.1 million in the 2021 first quarter, included growth both organically, and from acquisitions in 2021. Our Southeast segment's net sales were $271.8 million in the first quarter of 2022, compared to $233.6 million in the first quarter of 2021, an increase of $38.2 million, or 16.3%. This growth was largely organic, but for the sales of Eco being included for the entire first quarter of 2022, versus only the post-acquisition period in the first quarter of 2021 from February 1, 2021. Excluding Eco, our Southeast segment grew organically by 13.8%. Our Western segment's net sales were $86.9 million in the first quarter of 2022, compared to $37.5 million in the first quarter of 2021, an increase of $49.4 million. Sales for the first quarter of 2022 of our Western segment includes acquisition growth from Anlin and CRi, but still grew organically by 39.1% compared to last year's first quarter. We believe the organic growth we had in the first quarter of 2022 reflects the strength of our portfolio of brands across our entire geographic footprint.

Our gross profit increased to $134.6 million in the first quarter of 2022, producing a gross margin of 37.5%, compared to $94.0 million in the 2021 first quarter, and a gross margin of 34.7%, an improvement in gross margin of 280 basis points from the first quarter of 2021 to the first quarter of 2022. We were able to produce this operational improvement despite headwinds of inflationary pressure being felt on material and labor costs, as well as supply-chain challenges we have experienced in obtaining the required volumes of aluminum needed to meet demand. Our hedging programs have helped reduce the pricing impact of an extremely volatile commodity market, which we continue to monitor closely, and will take action needed to offset sharp increases in raw material spot prices, should any occur. Our Eco acquisition has provided additional glass manufacturing capacity, which has helped minimize the impacts of shortages of glass in our industry. During the 2022 first quarter, we have been focused on improving our manufacturing processes in order to reduce lead-times to meet the continued growing demand. Recent investments in our team to help them achieve higher talent levels have also helped generate improved operational efficiencies across our entire portfolio of brands, which we believe will continue to benefit our gross margin through the balance of 2022.

One of the biggest events that occurred recently was the passage of Florida House Bill 7071, signed into law in early May 2022. This bill provides two-year tax relief to Florida residences who chose to "harden" their homes against the damaging effects of storms through investing in impact-resistant windows, doors, and other product categories. We're excited about this great benefit for Florida home owners which we believe will provide them with the incentive needed to improve the safety and value of their homes, and that their materials of choice will include impact-resistant windows and doors from our Company's portfolio of Florida impact-resistant brands.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of operations as a percentage of total net sales for the periods indicated. The three-month periods ended April 2, 2022 and April 3, 2021 are composed of 13 weeks (in thousands, except percentages):

	Three Months Ended
	April 2,		April 3,
	2022		2021
	(unaudited)
Net sales	$358,662	100.0%	$271,092	100.0%
Cost of sales	224,069	62.5%	177,130	65.3%

Gross profit	134,593	37.5%	93,962	34.7%

Selling, general and administrative expenses	95,882	26.7%	69,766	25.7%

Income from operations	38,711	10.8%	24,196	8.9%

Interest expense, net	7,080	2.0%	7,457	2.8%

Income before income taxes	31,631	8.8%	16,739	6.2%

Income tax expense	7,805	2.2%	3,944	1.5%

Net income	23,826	6.6%	12,795	4.7%

Less: Net income attributable to redeemable non-controlling interest	(657)	(0.2)%	(411)	(0.2)%

Net income attributable to the Company	23,169	6.5%	12,384	4.6%

Change in redemption value of redeemable non-controlling interest	(2,136)	(0.6)%	—	-

Net income attributable to common shareholders	$21,033	5.9%	$12,384	4.6%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 2, 2022 AND APRIL 3, 2021

The three-month periods ended April 2, 2022 and April 3, 2021 are composed of 13 weeks each.

Net sales

	Three Months Ended
	April 2, 2022		April 3, 2021
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$271.8	75.8%	$233.6	86.2%	16.3%
Western segment	86.9	24.2%	37.5	13.8%	132.0%

Total net sales	$358.7	100.0%	$271.1	100.0%	32.3%

Net sales for the first quarter of 2022 were $358.7 million, an $87.6 million, or 32.3%, increase in sales, from $271.1 million in the first quarter of the prior year.

During the first quarter of 2022, we experienced growth at both our Southeast and Western segments, as the momentum of growth we experienced over last year continued into 2022. Of our total net sales for the first quarter of 2022 of $358.7 million, which increased 32.3% compared to the first quarter of 2021, from $271.1 million in the 2021 first quarter, included growth both organically, and from acquisitions in 2021. Our Southeast segment's net sales were $271.8 million in the first quarter of 2022, compared to $233.6 million in the first quarter of 2021, an increase of $38.2 million, or 16.3%. This growth was largely organic, but for the sales of Eco being included for the entire first quarter of 2022, versus only the post-acquisition period in the first quarter of 2021 from February 1, 2021. Excluding Eco, our Southeast segment grew organically by 13.8%. Our Western segment's net sales were $86.9 million in the first quarter of 2022, compared to $37.5 million in the first quarter of 2021, an increase of $49.4 million. Sales for the first quarter of 2022 of our Western segment includes acquisition growth from Anlin and CRi, but still grew organically by 39.1% compared to last year's first quarter. We believe the organic growth we had in the first quarter of 2022 reflects the strength of our portfolio of brands across our entire geographic footprint.

Gross profit and gross margin

Gross profit was $134.6 million in the first quarter of 2022, an increase of $40.6 million, or 43.2%, from $94.0 million in the first quarter of 2021. Our gross margin was 37.5% in the first quarter of 2022, compared to 34.7% in the prior year first quarter. The increases in gross profit and gross margin include the effects of price increase actions we took actions to offset the impacts of labor and material cost headwinds we have experienced for several quarters. During the first quarter of 2022, we continued to invest in our labor talent which helped generate operational efficiencies across all our businesses in response to increasing demand and believe these actions will continue to benefit our gross margin as we try to offset the impacts of rising costs for materials and labor, and will continue to grow our company with high-quality talent.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $95.9 million in the first quarter of 2022, an increase of $26.1 million, from $69.8 million in the first quarter of 2021. SG&A in the first quarter of 2022 was 26.7% of net sales, compared to 25.7% of net sales in the first quarter of 2021. The increase in SG&A in the first quarter of 2022, compared to last year's first quarter is partially due to the inclusion of SG&A from our 2021 acquisition of Anlin, which added $9.2 million of SG&A in the 2022 first quarter, and included $2.8 million of non-cash amortization expense relating to its intangible assets. However, the year-over-year increase in SG&A was also driven by increasing distribution and variable overhead costs due to the increase in sales. Increasing fuel costs and the inflationary conditions we have experienced over the last few quarters have also impacted SG&A year-over-year.

Income from operations

Income from operations was $38.7 million in the first quarter of 2022, an increase of $14.5 million, from $24.2 million in the first quarter of 2021. Income from operations in the first quarter of 2022 includes $25.6 million from our Southeast segment and nearly $13.2 million from our Western segment, compared to $18.7 million and $5.5 million from our Southeast and Western segments, respectively, in the first quarter of 2021, all after allocation of corporate operating costs in both periods.

The increase in income from operations was related to the benefit from the leverage from higher sales in the first quarter of 2022 compared to last year’s first quarter, as well as the benefits of the continued efficiency improvements at both our Southeast and Western segments, more than offsetting the rising costs for materials in aluminum and glass, including the increasing costs of distribution being passed onto us by our vendors, and the continuing costs of attracting, training and retaining an experienced labor force.

Interest expense, net

Interest expense was $7.1 million in the first quarter of 2022, a decrease of $0.4 million, or 5.1%, from $7.5 million in the first quarter of 2021. The redemption of the lower amount of $425.0 million of higher rate 6.75% 2018 Senior Notes due 2026, with the higher amount of $575.0 million of lower rate 4.375% 2021 Senior Notes due 2029 in 2021 primarily resulted in a slightly lower level of interest expense in the first quarter of 2022 compared to the first quarter of 2021.

Income tax expense

We had an income tax expense of $7.8 million for the three months ended April 2, 2022, compared with income tax expense of $3.9 million for the three months ended April 3, 2021. Our effective tax rate for the three months ended April 2, 2022, was an expense rate of 24.7%, and was an expense rate of 23.6% for the three months ended April 3, 2021. Our income tax expense for the three-month periods ended April 2, 2022, and April 3, 2021, includes $505 thousand and $305 thousand, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three months ended April 2, 2022 and April 3, 2021 include discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $136 thousand in the three months ended April 2, 2022, and $95 thousand in the three months ended April 3, 2021. The effect of these discrete items on our effective tax rates for these periods was not significant.

In September 2021, the state of Florida announced that the corporate income tax rate for the 2021 tax year was being lowered from its then current level of 4.458% to 3.535%. However, for 2022, Florida's corporate income tax rate returned to its statutory level before the passage of the Tax Cuts and Jobs Act, which is 5.5%. As such, we adjusted our annual effective tax rate for 2022 to include this increase in rate in Florida, where a substantial portion of our business is apportioned, to an estimated combined statutory federal and state rate of 25.7% from our estimate in 2021 of 24.2%. During the first three months of 2022 or 2021, we were not required to make any payments of estimated federal or state income taxes.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for the three months ended April 2, 2022, was $0.7 million, compared to $0.4 million for the three months ended April 3, 2021, and represents the share of the net income of Eco for the period, attributable to the 25% interest of Eco not acquired by the Company.

Change in redemption value of redeemable non-controlling interest

The change in the redemption value of the redeemable non-controlling interest for the three-month period ended April 2, 2022, was $2.1 million, compared to no adjustment in the three months ended April 3, 2021. See Note 17 in Part I, Item 1, for a further discussion of the change in the redemption value of the redeemable non-controlling interest.

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

The following table summarizes our cash flow results for the first three months of 2022 and 2021:

	Components of Cash Flows
	Three Months Ended
	April 2,	April 3,
(in millions)	2022	2021
Cash provided by (used in) operating activities	$17.3	$(1.4)
Cash used in investing activities	(8.2)	(100.8)
Cash (used in) provided by financing activities	(1.7)	60.9

Increase (decrease) in cash and cash equivalents	$7.4	$(41.3)

Operating activities. Cash provided by operating activities during the first three months of 2022 was $17.3 million, compared to cash used in operating activities of $1.4 million in the first three months of 2021. The increase in cash provided by operating activities for the first three months of 2022, as compared to the first three months of 2021, of $18.7 million, was due to the factors set forth in the table below.

Direct cash flows from operations for the first three months of 2022 and 2021 are as follows:

	Direct Operating Cash Flows
	Three Months Ended
	April 2,	April 3,
(in millions)	2022	2021
Collections from customers	$332.9	$245.0
Other collections of cash	4.5	3.9
Disbursements to vendors	(165.0)	(163.2)
Personnel related disbursements	(141.7)	(74.4)
Debt service payments	(13.5)	(12.8)
Other cash activity, net	0.1	0.1

Cash provided by (used in) operations	$17.3	$(1.4)

Inventory as of April 2, 2022, was $97.4 million, compared to $91.4 million at January 1, 2022, an increase of $6.0 million. Inventory at April 2, 2022 includes $8.7 million relating to our investment in Anlin.

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

Investing activities. Cash used in investing activities was $8.2 million for the first three months of 2022, compared to cash used in investing activities of $100.8 million for the first three months of 2021, a decrease in cash used in investing activities of $92.6 million. There was no cash used to acquire businesses in the first three months of 2022. Cash used to acquire businesses in the first three months of 2021 totaled $94.3 million, related to our acquisition of Eco. There was an increase in cash used in capital expenditures of $1.7 million, which went from $6.5 million in the first three months of 2021, to $8.2 million in the first three months of 2022. Proceeds from the sales of assets was less than $0.1 million in both the first three months of 2022 and 2021.

Financing activities. Cash used in financing activities was $1.7 million in the first three months of 2022, compared to cash provided in financing activities of $60.9 million in the first three months of 2021, a change in cash provided to cash used in financing activities totaling $62.6 million. In the first three months of 2021, we issued the $60.0 million of Second Additional Senior Notes, with a premium of $3.3 million, which provided proceeds totaling $63.3 million. The proceeds of $63.3 million from the issuance of the Second Additional Senior Notes were used to partially fund our acquisition of Eco.

We paid financing costs totaling $1.4 million in the first three months of 2021, including financing costs relating to bank fees and professional services costs relating to the offering and issuance of the Second Additional Senior Notes. Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $1.7 million in the first three months of 2022, versus $1.0 million in the first three months of 2021, an increase in cash used of $0.7 million.

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

As of April 2, 2022, the face value of debt outstanding under the 2021 Senior Notes due 2029 was $575.0 million, and interest began accruing on September 24, 2021. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs and the prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the 2016 Credit Agreement of $54.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021. See Note 6, Acquisitions, for a discussion of the Anlin Acquisition.

The indenture for the 2021 Senior Notes due 2029 gives us the option to redeem some or all of the 2021 Senior Notes due 2029 at the redemption prices and on the terms specified in the indenture governing the 2021 Senior Notes due 2029. The indenture governing the 2021 Senior Notes due 2029 does not require us to make any mandatory redemptions or sinking fund payments. However, upon the occurrence of a change of control, as defined in the indenture, the Company is required to offer to repurchase the notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. We also may make optional redemptions at various premiums including a make-whole call at the then current treasury rate plus 50 basis points prior to October 1, 2024, then 102.188% on or after August 1, 2024, 101.094% on or after August 2025, then at 100.000% on or after August 1, 2026.

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

On March 16, 2018, we entered into an amendment of our 2016 Credit Agreement due 2024 (the “Second Amendment”). The Second Amendment, among other things, decreased the applicable interest rate margins for the Initial Term Loans (as defined in the 2016 Credit Agreement due 2024) from (i) 3.75% to 2.50%, in the case of the Base Rate Loans (as defined in the 2016 Credit Agreement due 2024), and (ii) 4.75% to 3.50%, in the case of the Eurodollar Loans (as defined in the 2016 Credit Agreement due 2024). On February 17, 2017, we entered into the first amendment to our 2016 Credit Agreement due 2024, which also resulted in decreases in the applicable margins, but which, unlike the Second Amendment, did not include any changes in lender positions.

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

On October 25, 2021, we entered into an amendment of our 2016 Credit Agreement ("Fourth Amendment"). The Fourth Amendment provides for, among other things, a three-year Term A loan in the aggregate maximum available amount of $60.0 million (the "Incremental Term A Loan"), proceeds from which were used to fund the Anlin Acquisition. The Fourth Amendment does not change any terms relating to the Revolving Facility, under which we pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. As of April 2, 2022, there were $5.7 million in letters of credit outstanding and $74.3 million available under the Revolving Facility.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2024 was 2.46% as of April 2, 2022, and was 2.10% at January 1, 2022.

Deferred Financing Costs

The activity relating to deferred financing costs, composed of third-party fees and costs, and lender fees, for the three months ended April 2, 2022, are as follows. All deferred financing costs are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$9,345
Less: Amortization expense	(304)
At end of period	$9,041

Estimated amortization expense relating to deferred financing costs for the years indicated as of April 2, 2022, is as follows:

(in thousands)	Total
Remainder of 2022	$929
2023	1,282
2024	1,282
2025	1,083
2026	1,114
Thereafter	3,351

Total	$9,041

We have no schedule payments of outstanding debt until the contractual maturity of the 2016 Credit Agreement in October 2024. Our contractual future maturities of long-term debt are as follows (at face value):

(in thousands)
Remainder of 2022	$—
2023	—
2024	60,000
2025	—
2026	—
Thereafter	575,000

Total	$635,000

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first three months of 2022, capital expenditures were $8.2 million, compared to $6.5 million for the first three months of 2021. Our capital expenditure program is directed towards making investments in capital assets that we believe will increase both gross sales and margins, but also includes capital expenditures for maintenance capital.

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

At April 2, 2022, the fair value of our aluminum forward contracts was in an asset position of $9.1 million. We had 23 outstanding forward contracts for the purchase of 36.3 million pounds of aluminum through December 2022, at an average price of $1.32 per pound, which excludes the Midwest premium, with maturity dates of between two months and ten months. We assessed the risk of non-performance of the Company to these contracts and determined it was immaterial and, therefore, did not record any adjustment to fair value as of April 2, 2022.

At April 2, 2022, the fair value of our MTP contracts was in an asset position of $4.4 million. We had 7 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 17.0 million pounds of aluminum through December 2022, at an average price of $0.12 per pound, with maturity dates of between two months and ten months. We assessed the risk of non-performance of the Company to these contracts and determined it was immaterial and, therefore, did not record any adjustment to fair value as of April 2, 2022.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of income (loss), net, recognized in the “accumulated other comprehensive income (loss)” line item in the accompanying condensed consolidated balance sheet as of April 2, 2022, that we expect will be reclassified to earnings within the next twelve months, will be approximately $13.4 million.

Significant Accounting Policies and Critical Accounting Estimates. Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Significant accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results, and those that require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the condensed consolidated financial statements and the possibility that future events may be significantly different from our expectations. We identified our significant accounting policies in our Annual Report on Form 10-K for the year ended January 1, 2022. There have been no changes to our critical accounting policies during the first three months of 2022.

Recently Issued Accounting Pronouncements. Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in March 2021, a subsequent amendment to the initial guidance, ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance generally can be applied from March 12, 2020 through December 31, 2022. We have not elected adoption of this optional guidance and do not intend to elect this guidance before the sunset date of December 31, 2022, as there is no material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge the delivery component of our aluminum needs, known as the Midwest Transaction Premium (“MTP”). As of April 2, 2022, we are covered for approximately 77% of our anticipated aluminum needs for the remainder of 2022 at an average price of $1.32 per pound. These calculations are based only on the LME price of aluminum and excludes an estimate for the MTP, which we hedge separately. As of April 2, 2022, we are covered for approximately 36% of our anticipated MTP costs for the remainder of 2022 at an average price of $0.12 per pound. As of the date of this report, we had not added any further coverage since April 2, 2022. However, we may add more coverage for our anticipated aluminum needs in 2022 and/or 2023, as we deem necessary.

Regarding our aluminum hedging instruments for the purchase of aluminum, as of April 2, 2022, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $5.7 million. This calculation utilizes our actual commitment of 36.3 million pounds under contract (to be settled through December 2022) and the market price of aluminum as of April 2, 2022. This calculation is based only on the LME price of aluminum and excludes an estimate for the MTP. Regarding our MTP contracts for hedging of the delivery component of our aluminum needs, as of April 2, 2022, a 10% decrease in the Platts MW US Transaction price per pound would decrease the fair value of our MTP contracts an estimated $0.6 million. This calculation utilizes our actual commitment of 17.0 million pounds under contract (to be settled through December 2022) and the then current Platts MW US Transaction price per pound as of April 2, 2022.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding with a variable rate as of the date of filing of this Quarterly Report on Form 10-Q of $60.0 million, a 100 basis-point increase in interest rate would result in approximately $0.6 million of additional interest costs annually.

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

Changes in Internal Control over Financial Reporting.

During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the year ended January 1, 2022, we acquired Eco and Anlin. We are currently integrating Eco and Anlin into our operations, compliance programs and internal control processes. As such Eco and Anlin were not included in our assessment of internal control over financial reporting as of January 1, 2022. We will include Eco and Anlin into our assessment of internal controls as of December 31, 2022, the end of our 2022 fiscal year. Eco Enterprises and Anlin Industries were included in the 2021 consolidated financial statements of the Company and constituted 22.0% of total assets as of January 1, 2022 and 9.2% of revenues for the fiscal year then ended.

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

ITEM 1A. RISK FACTORS

Our operations are subject to a number of risks. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, including the risk factors set forth in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended January 1, 2022. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected.

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

PGT INNOVATIONS, INC.
(Registrant)

Date: May 12, 2022	By: /s/ John Kunz
Name: John Kunz
Title: Senior Vice President and Chief Financial Officer