Form 10-K/A
period 2022-01-01
PGT Innovations, Inc.
filed 2022-06-10
CIK 1354327

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of PGT Innovations, Inc. (the “Company”) for the year ended January 1, 2022, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2022 (the “Original Form 10-K”) is (i) to provide, pursuant to Public Company Accounting Oversight Board ("PCAOB") Auditing Standards ("AS"), an updated report of our current independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), that includes the introductory language required by PCAOB AS 3101.15, including the section title "Critical Audit Matter," to immediately precede the critical audit matter discussed in its report, which was inadvertently excluded from its report as filed in the Original Form 10-K due to typographical error; and (ii) to provide the report of our predecessor independent registered public accounting firm, KPMG LLP (PCAOB ID: 185) ("Predecessor Auditor") relating to the Predecessor Auditor's audits of the Company's consolidated financial statements for periods prior to the Company's 2021 fiscal year, including the Company's consolidated balance sheet as of January 2, 2021, and the Company's consolidated statements of operations, comprehensive income, cash flows, and shareholders' equity for the two-year period ended January 2, 2021, which was inadvertently excluded from the Original Form 10-K due to miscommunication between the Company and the Predecessor Auditor regarding the inclusion of the Predecessor Auditor's report in subsequent filings with the SEC.

Except as otherwise set forth in this Explanatory Note, no other information included in the Original Form 10-K is amended or changed by this Amendment. This Amendment does not reflect events occurring after the date of the filing of the Original Form 10-K or modify or update any of the other disclosures contained therein in any way.

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

Statements in this Report that are forward-looking statements include, without limitation, our expectations regarding: (1) the potential for a continuing impact on our businesses and operations due to the Pandemic, including on demand for our products, order entry, sales, our ability to timely manufacture our products, our supply chain for materials and on our labor force and labor availability; (2) demand for our products going forward, including the demand for our impact-resistant products; (3) our market position and the positioning of our brands; (4) our product innovation; (5) our ability to adjust our operations, sales and other business activities and functions to respond to changes in customer demand, including resulting changes in product mix; (6) our ability to continue to achieve manufacturing and operational efficiencies, including with respect to labor costs; (7) our manufacturing capacity; (8) the economy, and single family housing starts in particular, in the state of Florida and other southeastern states, and in the states in the western United States, including Arizona and California; (9) material and labor costs, including with respect to aluminum, and the impact of the existing labor shortage on our manufacturing costs; (10) the Company’s ability to continue to grow its sales and earnings going forward; (11) our ability to position ourselves as a national leader in the premium window and door market, and our performance in that market; (12) our ability to identify and complete operational and strategic initiatives in the future, and the results of any such initiatives; and (13) our forecasted financial and operational performance for our 2022 fiscal year, including with respect to revenue, gross profit and gross margins, SG&A, income tax expense, interest expense and liquidity and capital resources for 2022. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the date of this Report.

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

Prior to certain recent acquisitions, we did not supply our products directly to homebuilders but believe demand for our products is also a function of our strong relationships with certain national homebuilders for both our impact resistant products, and also for our products sold in the west, which are designed to unify indoor-outdoor living spaces. With the acquisition of NewSouth, we sell direct to the end customer.

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

AVAILABLE INFORMATION

Our Internet address is www.pgtinnovations.com. Through our Internet website under “Financial Information” in the Investors section, we make available free of charge, as soon as reasonably practical after such information has been filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Also available through our Internet website under “Corporate Governance” in the Investors section is our Code of Business Conduct and Ethics. We are not including this or any other information on our website as a part of, nor incorporating it by reference into this, or any of our other SEC filings. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

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

During the first half of 2020, we also experienced some disruption in our ability to obtain adequate supplies of glass for our manufacturing processes by what we think were the impacts of the Pandemic on our glass supply chain partners, which ultimately resulted in an increase in our lead times to our customers. This factor lessened during the second half of 2020 and into 2021, and obtaining adequate supplies of glass has become less of a challenge to our supply chain. We continue to have good relations with our glass supply chain partners, and we have gained additional control over our supply chain for glass with our acquisition of a 75% stake in Eco, whose vertically integrated operations include a glass manufacturing division which supplies all of the impact-resistant glass used in Eco’s window and door products. In addition, Eco’s glass division sells laminated glass products to other companies, including to us, as an additional source of revenue. We believe that our investment in Eco has provided us with a secure, high-quality, dependable supply of glass for our operations.

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

Consolidated Cash Flows

The following table summarizes our cash flow results for 2021 and 2020:

	Components of Cash Flows
(in millions)	January 1, 2022	January 2, 2021
Cash provided by operating activities	$63.7	$75.5
Cash used in investing activities	(253.9)	(114.4)
Cash provided by financing activities	186.1	42.0

Increase (decrease) in cash and cash equivalents	$(4.1)	$3.1

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

Direct cash flows from operations for 2021 and 2020 are presented below:

	Direct Operating Cash Flows
(in millions)	January 1, 2022	January 2, 2021
Collections from customers	$1,120.6	$876.0
Other collections of cash	12.3	6.5
Disbursements to suppliers	(720.7)	(566.9)
Personnel related disbursements	(303.8)	(205.6)
Debt service costs	(32.6)	(25.2)
Income tax payments, net	(12.2)	(9.2)
Other cash activity, net	0.1	(0.1)

Cash from operations	$63.7	$75.5

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

On January 25, 2021, we completed a second add-on issuance of $60.0 million aggregate principal amount of 6.75% 2018 Senior Notes due 2026, or the Second Additional Senior Notes, issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million. The Second Additional Notes were part of the same issuance of, and ranked equally and form a single series with, the 2018 Senior Notes due 2026. Proceeds from the Second Additional Senior Notes, including premium, were used, together with $31.1 million in cash on hand, to pay the $94.4 million cash portion of the $100.5 million purchase price in the Eco Acquisition. The common stock portion of the purchase consideration was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a then-current value of $21.34 per share, which we discounted by an estimate of 20% for lack of marketability, as the common stock is legally restricted from being sold by the recipient for a three-year period from February 1, 2021.

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

Liquidity and capital resources

We had $96.1 million of cash on hand as of January 1, 2022. During 2022, we expect to continue to generate sufficient cash from operations to service the interest requirements on our debt, cover our operating expenses, and spend between $48 million and $52 million for capital expenditures in 2022. As a result of the Fourth Amendment, we have no further mandatory required payments remaining until the maturity in October 2024 of our 2016 Credit Agreement due 2024 but may continue to make voluntary prepayments in the future as our cash generation and other relevant factors permit. However, no assurances can be given that cash from operations will be sufficient for some or all these purposes. We currently have $74.7 million of availability under the Revolving Facility portion of the 2016 Credit Agreement due 2024. The Revolving Facility also expires in October 2024.

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

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding with a variable rate as of the date of filing of this Annual Report on Form 10-K of $60.0 million, a 100 basis-point increase in interest rate would result in approximately $0.6 million of additional interest costs annually.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Auditing the Company's accounting for its acquisitions of Eco and Anlin was complex and judgmental due to the significant estimation required by management to determine the fair value of the acquisitions’ identified intangible assets of $152.1 million, which consisted primarily of the trade names and customer relationships of $70.3 million and $81.5 million, respectively. The Company used income approaches: the relief-from-royalty method and Multiperiod Excess Earnings Method (MPEEM) to measure the trade name and customer relationship intangible assets, respectively. The significant estimation was primarily due to the judgment involved and the sensitivity of the respective fair values to certain underlying assumptions used to calculate the fair values, specifically the forecasted revenue growth rates in each model. This significant assumption is forward looking and could be affected by future operating, economic and market conditions.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of PGT Innovations, Inc. and subsidiaries (the Company) as of January 2, 2021, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the years in the two-year period ended January 2, 2021, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended January 2, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2014 to 2020.

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

The Company then determined that, although the APA and SA were separate agreements, they were initially negotiated contemporaneously. Therefore, the Company concluded that the $27.8 million, of proceeds under the APA should be bifurcated between the sale of the door glass manufacturing assets, and as payment received from a supplier for the Company’s agreement to buy glass components for PGT-branded doors from Cardinal under the SA. The bifurcation of the proceeds in excess of the stand-alone selling price of the assets acquired would be allocated to the SA and recognized as a reduction of cost of sales as glass components are purchased by PGTI. Based on the established stand-alone selling price of the assets sold, as determined by an independent appraisal, approximately $7.7 million was allocated to the sale of the assets, with the remaining $20.1 million representing consideration received from Cardinal related to the agreement to buy door glass components for PGT-branded doors from Cardinal. This consideration is being amortized over the seven-year term of the SA.

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

The following represents activities of restructuring costs and charges for the year ended January 2, 2021:

	Year Ended January 2, 2021
Restructuring costs and charges	Beginning of Period	Charged to Expense	Write-offs of Assets	Settled in Cash	End of Period
(in thousands)
Property and equipment costs and charges	$—	$1,284	$(540)	$(744)	$—
Impairment of lease right-of-use asset	—	639	(639)	—	—
Inventory charges	—	1,164	(1,263)	99	—
Personnel-related costs	—	1,140	—	(1,140)	—

Total restructuring costs and charges	$—	$4,227	$(2,442)	$(1,785)	$—

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

10.1

Credit Agreement dated February 16, 2016, among PGT Innovations, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 16, 2016, filed with the Securities and Exchange Commission on February 17, 2016)

10.4

Product Supply and Sales Agreement dated February 7, 2020, by and between PGT Innovations, Inc. and Kuraray America, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 7, 2020, filed with the Securities and Exchange Commission on February 14, 2020)

10.6

PGT Innovations, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010)

10.7

Form of PGT Innovations, Inc. 2006 Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement of the Company on Form S-1/A, filed with the Securities and Exchange Commission on June 8, 2006)

10.8

Third Amendment to the Credit Agreement, dated as of October 31, 2019, by and among the Company, the other Credit Parties thereto, SunTrust Bank, as Initial Term A Lender, the Initial Revolving Credit Lenders, each LC Issuer, and SunTrust Bank, as Administrative Agent, Collateral Agent and Swing Line Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2019)

10.9

Form of PGT Innovations, Inc. Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2017)

10.10

Form of PGT Innovations, Inc. 2006 Equity Incentive Plan Replacement Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010)

10.11

PGT Innovations, Inc. 2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Appendix A to Definitive Proxy Statement on Form DEF 14A dated March 28, 2014, filed with the Securities and Exchange Commission on April 2, 2014)

10.14

First Amendment to Credit Agreement, dated as of February 17, 2017, among PGT Innovations, Inc., the lending institutions from time-to-time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 17, 2017, filed with the Securities and Exchange Commission on February 22, 2017)

10.15

Independent Contractor Agreement effective as of January 1, 2019, by and between Rodney Hershberger, and PGT Innovations, Inc. (incorporated herein by reference to Exhibit 10.15 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2020)

10.18

Supply Agreement dated September 22, 2017, by and between PGT Industries, Inc. and Cardinal LG Company (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 22, 2017, filed with the Securities and Exchange Commission on September 22, 2017)

10.19	PGT Savings Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement, filed with the Securities and Exchange Commission on October 15, 2007)

10.20

Second Amendment to Credit Agreement, dated March 16, 2018 by and among PGT Innovations, Inc., a Delaware corporation, the other Credit Parties (as defined in the Credit Agreement) party hereto, the Lenders party hereto, SunTrust Bank, as Administrative Agent, Collateral Agent, Swing Line Lender and an LC Issuer and Deutsche Bank AG New York Branch, as resigning Administrative Agent, resigning Collateral Agent, resigning Swing Line Lender and a resigning LC Issuer (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2018)

10.21

Supply Agreement, effective as of January 1, 2019, by and between PGT Industries, Inc. and Vitro Flat Glass LLC. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2018)

10.22

PGT Innovations, Inc. 2019 Employee Stock Purchase Plan dated as of April 12, 2019 (incorporated herein by reference to Appendix B to DEF 14A filed with the Securities and Exchange Commission on February 26, 2020)

10.23

Amended and Restated PGT Innovations, Inc. 2019 Equity and Incentive Compensation Plan dated as of June 10, 2022 (incorporated by reference to Appendix A to DEF 14A filed with the Securities and Exchange Commission on April 29, 2022)

10.24

Fourth Amendment to the Credit Agreement, dated as of October 25, 2021, by and among PGT Innovations, Inc., the other Credit Parties party thereto, Truist Bank (as successor by merger to SunTrust Bank), as Incremental Term A Lender, Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2021)

10.25

Employment Agreement between PGT Innovations, Inc. and Robert Keller, dated January 1, 2021 (incorporated herein by reference to Exhibit 10.25 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022)

10.26

Employment Agreement between PGT Innovations, Inc. and Brad West, dated January 1, 2021 (incorporated herein by reference to Exhibit 10.26 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022)

10.27

Employment Agreement between PGT Innovations, Inc. and Michael Wothe, dated January 1, 2021 (incorporated herein by reference to Exhibit 10.28 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022)

21.1	List of subsidiaries (incorporated herein by reference to Exhibit 21.1 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm**

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm**

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K/A)**

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	Inline XBRL Taxonomy Extension Definition**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**

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

PGT INNOVATIONS, INC.
(Registrant)

Date: June 10, 2022	/s/ Jeffrey Jackson
Jeffrey Jackson
President and Chief Executive Officer

Date: June 10, 2022	/s/ John Kunz
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

Signature	Title	Date

/s/ Rodney Hershberger	Chairman of the Board of Directors	June 10, 2022
Rodney Hershberger

/s/ Jeffrey T. Jackson	President and Chief Executive Officer (Principal Executive Officer) and Director	June 10, 2022
Jeffrey T. Jackson

/s/ John Kunz	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2022
John Kunz

/s/ Sheree L. Bargabos	Director	June 10, 2022
Sheree L. Bargabos

/s/ Xavier Boza	Director	June 10, 2022
Xavier Boza

/s/ Alexander R. Castaldi	Director	June 10, 2022
Alexander R. Castaldi

/s/ Richard D. Feintuch	Director	June 10, 2021
Richard D. Feintuch

/s/ Frances Powell Hawes	Director	June 10, 2022
Frances Powell Hawes

/s/ Brett N. Milgrim	Director	June 10, 2022
Brett N. Milgrim

/s/ William J. Morgan	Director	June 10, 2022
William J. Morgan

/s/ Floyd F. Sherman	Director	June 10, 2022
Floyd F. Sherman