Form 10-Q
period 2022-07-02
PGT Innovations, Inc.
filed 2022-08-04
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

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

Common Stock, $0.01 par value, outstanding was 59,946,690 shares, as of July 30, 2022.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PGTI	New York Stock Exchange, Inc.

PGT INNOVATIONS, INC.

TABLE OF CONTENTS

Form 10-Q for the Three and Six Months Ended July 2, 2022

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net sales	$406,521	$285,500	$765,183	$556,592
Cost of sales	241,391	188,491	465,460	365,621

Gross profit	165,130	97,009	299,723	190,971

Selling, general and administrative expenses	109,505	75,745	205,387	145,511

Income from operations	55,625	21,264	94,336	45,460

Interest expense, net	7,155	7,825	14,235	15,282

Income before income taxes	48,470	13,439	80,101	30,178

Income tax expense	12,005	2,726	19,810	6,670

Net income	36,465	10,713	60,291	23,508

Less: Net income attributable to redeemable non-controlling interest ("RNCI")	(304)	(568)	(961)	(979)

Net income attributable to the Company	$36,161	$10,145	$59,330	$22,529

Calculation of net income per common share attributable to common shareholders:
Net income attributable to the Company	$36,161	$10,145	$59,330	$22,529
Decrease (increase) in redemption value of RNCI	351	(3,563)	(1,785)	(3,563)
Net income attributable to common shareholders	$36,512	$6,582	$57,545	$18,966

Net income per common share attributable to common shareholders:
Basic	$0.61	$0.11	$0.96	$0.32
Diluted	$0.61	$0.11	$0.96	$0.32

Weighted average number of common shares outstanding:
Basic	59,928	59,551	59,880	59,418
Diluted	60,257	60,051	60,241	59,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net income	$36,465	$10,713	$60,291	$23,508

Other comprehensive income (loss) before tax:
Increase (decrease) in fair value of derivatives	(12,929)	9,073	(6,854)	17,361
Reclassification to earnings	(3,698)	(4,133)	(5,760)	(5,908)

Other comprehensive income (loss) before tax	(16,627)	4,940	(12,614)	11,453

Income tax expense (benefit) related to other comprehensive income (loss)	(4,270)	1,225	(3,240)	2,843

Other comprehensive income (loss), net of tax	(12,357)	3,715	(9,374)	8,610

Comprehensive income	24,108	14,428	50,917	32,118

Less: Comprehensive income attributable to redeemable non-controlling interest	(304)	(568)	(961)	(979)

Comprehensive income attributable to the Company	$23,804	$13,860	$49,956	$31,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	July 2,	January 1,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$159,261	$96,146
Accounts receivable, net	178,185	141,221
Inventories	110,245	91,440
Contract assets, net	59,309	55,239
Prepaid expenses	13,455	8,727
Other current assets	15,386	28,985
Total current assets	535,841	421,758

Property, plant and equipment, net	185,597	185,266
Operating lease right-of-use asset, net	95,511	91,162
Intangible assets, net	374,801	394,525
Goodwill	372,652	364,598
Other assets, net	1,963	3,301

Total assets	$1,566,365	$1,460,610

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$175,129	$122,681
Current portion of operating lease liability	14,883	13,180
Total current liabilities	190,012	135,861

Long-term debt, net	626,266	625,655
Operating lease liability, less current portion	87,514	83,903
Deferred income taxes	34,249	37,489
Other liabilities	7,910	11,742

Total liabilities	945,951	894,650

Commitments and contingencies	—	—

Redeemable non-controlling interest	39,609	36,863

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; no shares outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 63,927 and 63,516 shares issued and 59,947 and 58,696 shares outstanding at July 2, 2022 and January 1, 2022, respectively	639	635
Additional paid-in-capital	437,207	433,347
Accumulated other comprehensive income (loss)	(2,368)	7,006
Retained earnings	163,616	106,398
Treasury stock at cost	(18,289)	(18,289)
Total shareholders' equity	580,805	529,097

Total liabilities, redeemable non-controlling interest and shareholders' equity	$1,566,365	$1,460,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 2,	July 3,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net income	$60,291	$23,508
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	17,064	14,358
Amortization	13,924	9,890
Provision for credit losses	6,048	2,882
Stock-based compensation	4,909	3,494
Amortization of deferred financing costs, debt discount and premium	611	446
Asset impairment charges	2,131	—
(Gain) loss on sales of assets	(39)	70
Change in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(44,148)	(40,763)
Inventories	(18,539)	(10,586)
Contract assets, net, prepaid expenses, other current and other assets	5,713	(13,262)
Accounts payable, accrued and other liabilities	36,958	18,428

Net cash provided by operating activities	84,923	8,465

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,328)	(16,107)
Investment in and acquisitions of business	(787)	(106,480)
Proceeds from sales of assets	41	142

Net cash used in investing activities	(18,074)	(122,445)

Cash flows from financing activities:
Proceeds from issuance of senior notes	—	63,300
Payments of contingent consideration in Anlin Acquisition	(2,362)	—
Payments of financing costs	—	(1,363)
Purchases of common stock relating to tax withholdings on employee equity awards	(1,663)	(1,005)
Proceeds from exercise of stock options	—	138
Proceeds from issuance of common stock under employee stock purchase plan (ESPP)	291	177

Net cash (used in) provided by financing activities	(3,734)	61,247

Net increase (decrease) in cash and cash equivalents	63,115	(52,733)
Cash and cash equivalents at beginning of period	96,146	100,320
Cash and cash equivalents at end of period	$159,261	$47,587

Non-cash activity:
Issuance of common stock in Eco Acquisition	$—	$6,108
Additions to right-of-use asset	$12,262	$46,905
Additions to operating lease liability	$(12,262)	$(46,905)
Property, plant and equipment additions in accounts payable	$543	$1,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)(unaudited)

	PGT Innovations, Inc. Shareholders' Equity
				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total
THREE MONTHS ENDED JULY 3, 2021
Balance at April 3, 2021	59,461,200	$631	$427,210	$7,615	$92,119	$(18,309)	$509,266
Vesting of restricted stock	42,360	—	—	—	—	—	—
Issuance of treasury stock	4,600	—	—	—	(20)	20	—
Stock-based compensation	—	—	1,744	—	—	—	1,744
Exercise of stock options	67,797	1	137	—	—	—	138
Common stock issued under ESPP	11,171	—	177	—	—	—	177
Net income attributable to the Company	—	—	—	—	10,145	—	10,145
Increase in value of RNCI	—	—	—	—	(3,563)	—	(3,563)
Other comprehensive income, net of taxes of $1,225	—	—	—	3,715	—	—	3,715
Balance at July 3, 2021	59,587,128	$632	$429,268	$11,330	$98,681	$(18,289)	$521,622
SIX MONTHS ENDED JULY 3, 2021
Balance at January 2, 2021	58,998,711	$625	$420,202	$2,720	$79,896	$(18,309)	$485,134
Vesting of restricted stock	189,466	—	—	—	—	—	—
Grants of restricted stock	—	3	(3)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(42,414)	—	—	—	—	(1,005)	(1,005)
Retirement of treasury stock	—	—	(844)	—	(161)	1,005	—
Issuance of treasury stock	4,600	—	—	—	(20)	20	—
Stock-based compensation	—	—	3,494	—	—	—	3,494
Exercise of stock options	67,797	1	137	—	—	—	138
Common stock issued under ESPP	11,171	—	177	—	—	—	177
Issuance in acquisition of Eco	357,797	4	6,104	—	—	—	6,108
Net income attributable to the Company	—	—	—	—	22,529	—	22,529
Increase in value of RNCI	—	—	—	—	(3,563)	—	(3,563)
Other comprehensive income, net of taxes of $2,843	—	—	—	8,610	—	—	8,610
Balance at July 3, 2021	59,587,128	632	429,268	11,330	98,681	(18,289)	521,622
THREE MONTHS ENDED JULY 2, 2022
Balance at April 2, 2022	59,900,587	$639	$434,212	$9,989	$127,104	$(18,289)	$553,655
Vesting of restricted stock	28,140	—	—	—	—	—	—
Grants of restricted stock	—	1	(1)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Stock-based compensation	—	—	2,704	—	—	—	2,704
Common stock issued under ESPP	17,964	—	291	—	—	—	291
Net income attributable to the Company	—	—	—	—	36,161	—	36,161
Decrease in value of RNCI	—	—	—	—	351	—	351
Other comprehensive loss, net of tax benefit of $4,270	—	—	—	(12,357)	—	—	(12,357)
Balance at July 2, 2022	59,946,691	$639	$437,207	$(2,368)	$163,616	$(18,289)	$580,805
SIX MONTHS ENDED JULY 2, 2022
Balance at January 1, 2022	59,696,117	$635	$433,347	$7,006	$106,398	$(18,289)	$529,097
Vesting of restricted stock	317,102	—	—	—	—	—	—
Grants of restricted stock	—	6	(6)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(84,492)	—	—	—	—	(1,663)	(1,663)
Retirement of treasury stock	—	(1)	(1,335)	—	(327)	1,663	—
Stock-based compensation	—	—	4,909	—	—	—	4,909
Common stock issued under ESPP	17,964	—	291	—	—	—	291
Net income attributable to the Company	—	—	—	—	59,330	—	59,330
Increase in value of RNCI	—	—	—	—	(1,785)	—	(1,785)
Other comprehensive loss, net of tax benefit of $3,240	—	—	—	(9,374)	—	—	(9,374)
Balance at July 2, 2022	59,946,691	$639	$437,207	$(2,368)	$163,616	$(18,289)	$580,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

About PGT Innovations, Inc.

PGT Innovations, Inc. (“PGTI,” “we,” or the “Company”) is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority of our sales are to customers in the state of Florida; however, we also sell products in many other states. Our acquisition of Eco Enterprises (“Eco Acquisition”) in February 2021 expanded our range of product offerings in our major market of southeast Florida. We also have sales of products that are designed to unify indoor and outdoor living spaces, through our Western Windows Systems’ (“WWS”) division, and most of its sales are in the western United States. Our acquisition of Anlin Windows and Doors in October 2021 expanded our presence in the west. Products are sold primarily through an authorized dealer and distributor network. However, with our acquisition of NewSouth Window Solutions in February 2020, we also sell window products in the direct-to-consumer channel through a “factory-direct” sales model.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (“NYSE”) from the NASDAQ Global Market, and began trading on the NYSE under its existing ticker symbol of “PGTI”. As of July 2, 2022, we had major manufacturing operations in Florida, in North Venice, Tampa, and in the greater Miami area. We also have manufacturing operations in Phoenix, Arizona and Clovis, California. Additionally, we have two glass tempering and laminating plants, one in North Venice, Florida and one in Medley, Florida, and one insulation glass plant located in North Venice, Florida.

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

The extent to which the circumstances the Pandemic, and its aftermath, could affect our future business, operations and financial results will depend upon numerous factors that we are not able to accurately predict. As such, we continue to be unable to accurately predict the impact the Pandemic and the challenges it has created for the U.S. and global economies in its aftermath. The impact to our customers’ and suppliers’ businesses and other factors are identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A, filed with the United States Securities and Exchange Commission on June 10, 2022. We will continue to evaluate the nature and extent of any changes in the aftermath of the Pandemic and any impact those changes may have to our business, consolidated results of operations, and financial condition.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Our condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. The Company’s fiscal three and six months ended July 2, 2022, and July 3, 2021 consisted of 13 and 26 weeks, respectively.

The condensed consolidated balance sheet as of January 1, 2022, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of January 1, 2022, and the unaudited condensed consolidated financial statements as of and for the periods ended July 2, 2022 and July 3, 2021, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 1, 2022, included in the Company’s most recent Annual Report on Form 10-K/A. The accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A.

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

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, we have two reportable segments: our Southeast segment and our Western segment. See Note 16 for more information. The following table provides information about our net sales by reporting segment, product category and market for the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
Disaggregation of revenue (in millions):	2022	2021	2022	2021
Reporting segment:
Southeast	$307.5	$242.4	$579.3	$476.1
Western	99.0	43.1	185.9	80.5

Total net sales	$406.5	$285.5	$765.2	$556.6

Product category:
Impact-resistant window and door products	$243.0	$197.5	$460.8	$388.9
Non-impact window and door products	163.5	88.0	304.4	167.7

Total net sales	$406.5	$285.5	$765.2	$556.6

Market:
New construction	$173.3	$124.5	$323.4	$244.5
Repair and remodel	233.2	161.0	441.8	312.1

Total net sales	$406.5	$285.5	$765.2	$556.6

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the three months ended July 2, 2022 and July 3, 2021, the Western segment’s net sales of its volume products were $29.7 million and $20.9 million, respectively. For the six months ended July 2, 2022 and July 3, 2021, the Western segment’s net sales of its volume products were $56.0 million and $40.6 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At July 2, 2022 and January 1, 2022, those contract liabilities totaled $46.8 million and $45.2 million, respectively, of which $37.1 million and $37.0 million, respectively, are classified within accrued liabilities, and $9.7 million and $8.2 million, respectively, are classified as a reduction to the contract assets to which they relate. Contract assets, net, totaled $59.3 million at July 2, 2022 and $55.2 million at January 1, 2022, in the accompanying condensed consolidated balance sheets.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, we expect substantially all of the contract liabilities at January 1, 2022 were satisfied in the first quarter of 2022, and contract assets at January 1, 2022 were transferred to accounts receivable in the first quarter of 2022. We expect substantially all of the contract liabilities at July 2, 2022 will be satisfied in the third quarter of 2022, and contract assets at July 2, 2022 will be transferred to accounts receivable in the third quarter of 2022. Contract liabilities at July 2, 2022 represents cash received during the three-month period ended July 2, 2022, excluding amounts recognized as revenue during that period. Contract assets at July 2, 2022 represents revenue recognized during the three-month period ended July 2, 2022, excluding amounts transferred to accounts receivable during that period. Contract liabilities at January 1, 2022 represents cash received during the three-month period ended January 1, 2022, excluding amounts recognized as revenue during that period. Contract assets at January 1, 2022 represents revenue recognized during the three-month period ended January 1, 2022, excluding amounts transferred to accounts receivable during that period.

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

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our volume products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of July 2, 2022 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

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

As of July 2, 2022 and January 1, 2022, we had gross accounts receivable of $187.5 million and $145.9 million, respectively, and an allowance for credit losses of $9.3 million and $4.7 million, respectively. During the second quarter of 2022, a customer with whom we have had a long-term relationship experienced financial difficulties. As such, we determined to cease taking orders and provide additional reserves of approximately $3.0 million against our existing exposure to this customer. During the three- and six-months ended July 2, 2022, we recorded provisions for credit losses totaling $4.6 million and $6.0 million, respectively, including the provision relating to this customer.

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

During the three months ended July 2, 2022, we recorded warranty expense at a rate of approximately 1.7% of sales, which was slightly lower than the rate during the three months ended July 3, 2021 of 1.9% of sales. Our warranty expense rate in the three months ended July 2, 2022 is a result of a decrease in the use of higher-cost contract labor we had used in the first quarter of 2022 to respond to warranty claims due to a currently tight labor market, whereas in the three months ended July 3, 2021, the wind-down of certain commercial business in the first quarter of 2021 resulted in warranty costs higher than those we would incur in the normal course of business.

During the six months ended July 2, 2022, we recorded warranty expense at a rate of approximately 2.1% of sales, which was about level with the six months ended July 3, 2021 of 2.2% of sales. Our warranty expense rate in the six months ended July 2, 2022 is a result of an increase in the use of higher-cost contract labor during the first quarter of 2022 to respond to warranty claims due to a currently tight labor market, whereas in the six months ended July 3, 2021, the wind-down of certain commercial business in the first quarter of 2021 resulted in warranty costs higher than those we would incur in the normal course of business.

The following table summarizes current period charges, adjustments to previous estimates, as well as settlements, which represent actual costs incurred during the period for the three and six months ended July 2, 2022 and July 3, 2021. The reserve is determined through specific identification and assessing our history. Of the accrued warranty reserve of $16.2 million at July 2, 2022, $13.8 million is classified within accrued expenses as current liabilities on the condensed consolidated balance sheet at July 2, 2022, with the remainder classified within other liabilities as non-current liabilities. Of the accrued warranty reserve of $13.5 million at January 1, 2022, $11.8 million is classified within accrued expenses as current liabilities on the condensed consolidated balance sheet at January 1, 2022, with the remainder classified within other liabilities as non-current liabilities.

	Beginning	Acquisition-	Charged			End of
Accrued Warranty	of Period	Related	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended July 2, 2022	$16,321	$—	$6,844	$(237)	$(6,777)	$16,151

Three months ended July 3, 2021	$9,643	$189	$5,343	$(748)	$(4,968)	$9,459

Six months ended July 2, 2022	$13,504	$—	$15,992	$513	$(13,858)	$16,151

Six months ended July 3, 2021	$8,001	$189	$12,309	$(359)	$(10,681)	$9,459

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

	July 2,	January 1,
	2022	2022
	(in thousands)
Raw materials	$106,083	$87,164
Work-in-progress	3,385	3,248
Finished goods	777	1,028

Inventories	$110,245	$91,440

NOTE 5. STOCK BASED-COMPENSATION

Stock-Based Compensation Expense

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $2.7 million for the three months ended July 2, 2022 and $1.7 million for the three months ended July 3, 2021. We recorded compensation expense for stock-based awards of $4.9 million for the six months ended July 2, 2022 and $3.5 million for the six months ended July 3, 2021. As of July 2, 2022, there was $15.4 million in total unrecognized compensation cost related entirely to restricted share awards. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.9 years at July 2, 2022.

Of the $2.7 million and $1.7 million in stock-based compensation expense in the three months ended July 2, 2022 and July 3, 2021, respectively, $2.3 million and $1.5 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales. Of the $4.9 million and $3.5 million in stock-based compensation expense in the six months ended July 2, 2022 and July 3, 2021, respectively, $4.2 million and $3.0 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales.

Issuance

On February 14, 2022, we issued 468,518 shares of restricted stock to certain executive and non-executive employees of the Company, under the Company’s 2022 long-term incentive plan (“2022 LTIP”). Half of the shares awarded under the 2022 LTIP, or 234,259 shares, are subject to adjustment based on the performance of the Company for the 2022 fiscal year. A portion of the 234,259 performance shares issued under the 2022 LTIP are also subject to a total shareholder return ("TSR") component, which will not be finalized until the third anniversary of the February 14, 2022 grant date. Specifically, 37.5% of the one-half of the restricted stock awarded in the 2022 LTIP are performance restricted shares which will not be earned unless certain financial performance metrics are met by the Company for the 2022 fiscal year. The performance criteria, as defined in the share awards, provide for a graded awarding of shares based on the percentage by which the Company meets earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in our 2022 business plan. The percentages, ranging from less than 80% to greater than 120% of the target amount of that EBITDA metric, provide for the awarding of shares ranging from 0% to 200% of the target amount of shares with respect to 37.5% of half of the 234,259 shares, or 87,849 shares. The remaining 62.5% of the one-half of the restricted stock awarded in the 2022 LTIP, or 146,410 shares, are subject to the same EBITDA metric, but are also subject to a TSR component which stratifies the performance of the Company's common stock price compared to a defined peer group of companies over the three-year period subsequent to February 14, 2022, such that if the Company's TSR falls at the 75th percentile or higher compared to the peer group, grantees will receive an additional 25% of performance shares. If the Company's TSR falls at the 25th percentile or lower compared to the peer group, grantees will forfeit 25% of performance shares. If the Company's TSR falls within the 75th and 25th percentiles, there will be no additional adjustment and grantees will receive their performance shares as per the EBITDA metric previously discussed. The final award is also affected by forfeitures upon the termination of a grantee’s employment with the Company. The remaining 234,259 shares from the 2022 LTIP are not subject to adjustment based on any performance or other criteria, but rather, vest in three equal installments on each of the first, second and third anniversaries of the grant date, assuming the grantee is employed by the Company on those vesting dates.

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

NOTE 6. ACQUISITIONS

ANLIN WINDOWS & DOORS

On October 25, 2021, we completed the acquisition of Anlin Windows & Doors. The acquisition was done by Western Window Holding LLC, a Delaware limited liability company, indirectly wholly-owned by PGT Innovations, Inc., which acquired substantially all of the assets, properties and rights owned, used or held for use in the business, as operated by Anlin Industries, a California corporation, of manufacturing vinyl windows and doors for the replacement market and the new construction market, and all activities conducted in connection therewith (the "Anlin Acquisition"), pursuant to that certain Asset Purchase Agreement dated as of September 1, 2021 (the “Anlin Purchase Agreement”), by and among the Company, and Anlin Industries. The fair value of consideration transferred in the Anlin Acquisition was $121.7 million, composed of $115.0 million in cash, including $113.5 million for purchase price and $1.5 million in working capital adjustments, including $0.8 million paid during the three months ended July 2, 2022, and fair value of contingent consideration of $6.7 million, discussed in greater detail below.

The cash portion of the Anlin Acquisition of $115.0 million was financed with borrowings under the fourth amendment of our 2016 Credit Agreement due 2024 of $60.0 million, which resulted in net proceeds after fees of $59.4 million, with the remaining $55.6 million from cash on hand. Cash on hand for the Anlin Acquisition was ultimately provided by the issuance of $575.0 million of 4.375% senior notes due 2029 and related transactions, further explained in Note 9, Long-Term Debt, as well as cash generated through operations.

The estimated fair value of assets acquired, and liabilities assumed as of the closing date of the Anlin Acquisition, are as follows:

	Initial Allocation	Adjustments to Allocation	Preliminary Allocation
Accounts receivable	$10,803	$—	$10,803
Inventories	7,633	(327)	7,306
Contract assets, net	7,027	—	7,027
Prepaid expenses and other assets	1,626	(954)	672
Property and equipment	22,800	1,509	24,309
Operating lease right-of-use asset	3,450	14	3,464
Intangible assets	77,800	(5,800)	72,000
Total assets acquired	131,139	(5,558)	125,581
Accounts payable	(5,175)	593	(4,582)
Accrued and other liabilities	(7,993)	—	(7,993)
Operating lease liability	(3,450)	(14)	(3,464)
Total liabilities assumed	(16,618)	579	(16,039)
Net assets acquired	114,521	(4,979)	109,542
Goodwill	5,596	6,554	12,150
Fair value of consideration transferred	$120,117	$1,575	$121,692

Consideration:
Cash	$114,196	$786	$114,982
Contingent consideration	5,921	789	6,710
Fair value of consideration transferred	$120,117	$1,575	$121,692

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

Valuations of the intangible assets were done using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs, with the assistance of a third-party valuation firm. During the first quarter of 2022, we made several adjustments to the estimated fair value of the initial valuation of certain intangible assets, given the preliminary nature of several of the valuation inputs. Additionally, we determined that a portion of the customer relationship asset we acquired related to Anlin's backlog, which had an estimated useful life of less than three months, resulting in its estimated fair value of $2.2 million becoming fully amortized in the first quarter of 2022, discussed below, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six-month period ended July 2, 2022.

We incurred acquisition costs totaling $1.8 million relating to legal expenses, representations and warranties insurance, diligence, accounting and printing services in the Anlin Acquisition, incurred during the year ended January 1, 2022, primarily during the third and fourth quarters.

The Anlin Purchase Agreement provides for the potential for earn-out contingency payments to sellers should Anlin achieve a certain level of earnings before interest, taxes, depreciation and amortization, ("Anlin EBITDA"), as defined in the Anlin Purchase Agreement, for its fiscal years of 2021 and 2022, of up to $3.2 million to be paid out by March 31, 2022, and of up to $9.5 million to be paid out by March 31, 2023, respectively. We had recorded a preliminary earn-out contingent liability of $5.9 million as of our year ended January 1, 2022, which represented its then estimated fair value based on probability adjusted levels of estimated Anlin EBITDA. Estimated Anlin EBITDA is a significant input that is not observable in the market, which ASC 820 considers to be a Level 3 input. In the first quarter of 2022, we finalized the fair value of the earn-out contingency, which we adjusted by an additional $0.8 million, to a total of $6.7 million of estimated fair value of contingent consideration as of the effective date of the Anlin Acquisition. This amount included $2.4 million for the contingent consideration relating to 2021 Anlin EBITDA and $4.3 million for the contingent consideration relating to the 2022 Anlin EBITDA.

The first contingent consideration payment was agreed to be $2.7 million, which exceeded its estimated fair value by $0.3 million. This excess is classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended July 2, 2022. The payment was made during the second quarter of 2022 after both parties agreed to extended the deadline for the first payment past the March 31, 2022 due date stated in the Anlin Purchase Agreement.

During the second quarter of 2022, we updated our estimate of the fair value of the contingent consideration relating to 2022 Anlin EBITDA, which was estimated to be $8.8 million. As such, we recognized an expense of approximately $4.5 million, representing the difference between the actual and estimated fair value of the contingent consideration relating to the 2022 Anlin EBITDA, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended July 2, 2022. We will continue to update our estimate of the fair value of the contingent consideration relating to 2022 Anlin EBITDA each reporting period, as required by ASC 805, and record any adjustments within operating income until finalized by March 31, 2023.

For tax purposes, contingent consideration does not become part of tax goodwill until paid. As such, the amount of goodwill deductible for tax purposes will not be finalized until the outcome of both earn-out contingency payments are known. As discussed, as of July 2, 2022, the initial estimated fair value of the contingent consideration in the preliminary allocation relating to the remaining payment was $4.3 million, and goodwill according to the current allocation of consideration is $12.2 million. As such, as of July 2, 2022, the amount of goodwill estimated to be tax deductible is the difference of $7.9 million. Anlin's goodwill is included as part of the Western reporting. We believe Anlin's goodwill relates to the expansion of our footprint in a key, strategic market we have identified as a geographic area of growth for our Company. Our estimate of the amount of tax deductible goodwill may change as the amounts of the payments of contingent consideration are finalized.

As discussed above, we made changes to the initial estimated fair values of the trade name and customer relationships assets in the Anlin Acquisition, and we determined that a portion of our customer relationships intangible asset relates to the backlog acquired in the acquisition, which we estimated to be $2.2 million. Due to the short useful life of the customer-related backlog, its estimated fair value of $2.2 million was fully amortized by the end of the first quarter of 2022, which is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six-month period ended July 2, 2022. Our purchase price allocation is preliminary, and other items are subject to change.

The Anlin Purchase Agreement has a post-closing working capital calculation we were required to prepare, and delivered to sellers during the second quarter of 2022. This resulted in an additional payment of consideration to the seller of $0.8 million, made during the second quarter of 2022.

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

Pro Forma Financial Information

The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of the earliest period presented that does not include Anlin's actual results for the entire period. The following unaudited pro forma financial information has been prepared by adjusting our historical results to include the results of Anlin adjusted for the following: amortization expense related to the intangible assets arising from the acquisition and interest expense to reflect the refinancing of the 2018 Senior Notes due 2026 and the third amendment of the 2016 Credit Agreement due 2024 into the 2021 Senior Notes due 2029 (the "2021 Senior Notes") and the fourth amendment of the 2016 Credit Agreement due 2024. The unaudited pro forma results below do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the earliest periods presented, nor does it indicate the results of operations in future periods. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the following unaudited pro forma results.

	Three Months Ended	Six Months Ended
Pro Forma Results (unaudited)	July 3, 2021	July 3, 2021
(in thousands, except per share amounts)	(unaudited)
Net sales	$314,270	$609,782

Net income attributable to common shareholders	$8,992	$21,737

Net income per common share attributable to common shareholders:
Basic	$0.15	$0.37
Diluted	$0.15	$0.36

Net sales of Anlin included in the condensed consolidated statement of operations for the three and six months ended July 2, 2022, was $38.8 million and $71.2 million, respectively. The net income of Anlin in the condensed consolidated statement of operations for the three and six months ended July 2, 2022, was $7.3 million and $10.2 million, respectively.

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

The fair value of consideration transferred in the acquisition of CRi totaled $12.5 million, and included $12.1 million in cash, funded from cash on hand, and $0.4 million in accounts receivable owed by CRi to the Company’s western business unit relating to sales prior to the acquisition, which are considered settled as a result of the acquisition. The preliminary estimated fair value of assets acquired and liabilities assumed totaled $17.6 million and $5.1 million, respectively, which included offsetting operating lease right of use assets and operating lease liabilities totaling $2.6 million. The estimated fair value of assets acquired also included current assets totaling $4.1 million, primarily accounts receivable, identifiable intangible assets totaling $7.0 million, goodwill of $3.7 million, all of which we believe is tax deductible, and a small amount of property and equipment. Liabilities assumed included the aforementioned operating lease liability, as well as a total of $2.5 million in trade accounts payable and customer deposits. Valuations of the intangible assets have been estimated using income and royalty relief approaches based on projections, which we consider to be Level 3 inputs, with the assistance of a third-party valuation firm. We believe goodwill in the acquisition relates to the expansion of our footprint in an existing market, in a way that we believe will enhance our long-term profitability in that market of our Western business. Sales and net income from CRi included in the three and six months ended July 2, 2022 was immaterial.

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

The fair value consideration for Eco was $102.0 million, including $94.4 million in cash, after favorable adjustments totaling $5.6 million relating to working capital and customer deposits which were agreed to and settled in the second quarter of 2021, and estimated contingent consideration of $1.5 million recorded in the second quarter of 2022, which was required by the purchase agreement. The fair value of consideration also included PGT Innovations, Inc. common stock with a then estimated fair value of $6.1 million. The cash portion of the purchase price was financed by a second add-on issuance of $60.0 million aggregate principal amount of 6.75% senior notes to the 2018 Senior Notes due 2026 on January 25, 2021 (the “Additional Senior Notes”), issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million, together with cash on hand of $31.1 million.

The common stock portion of the purchase price was represented by the issuance of 357,797 shares of PGT Innovations, Inc. common stock on February 1, 2021, with a closing price value of $21.34 per share on that date, or approximately $7.6 million based on that price. However, the seller of Eco, who is also the holder of the 25% redeemable non-controlling interest in Eco Enterprises, is restricted from selling these shares for a three-year period from the date of the acquisition. As such, we estimated that there was an approximately 20% discount for the lack of marketability of the shares. The fair value of the redeemable non-controlling interest in the acquisition has been estimated to be $28.5 million, resulting in total fair value of the Eco business in the acquisition, including the redeemable non-controlling interest, of $130.4 million. The fair value of the redeemable non-controlling interest has been calculated as 25% of the initial estimated fair value of the entity at the acquisition date, less a discount for seller’s lack of control in the new entity, estimated to be 5%, and a discount for the seller’s lack of marketability of the minority stake, estimated to be 10%. See Note 17 for more information regarding the redeemable non-controlling interest.

The estimated fair value of assets acquired, and liabilities assumed as of the closing date of the Eco Acquisition, are as follows:

	Initial Allocation	Adjustments to Allocation	Final Allocation
Accounts receivable	$5,031	$(241)	$4,790
Inventories	7,728	(684)	7,044
Contract assets, net	4,312	(123)	4,189
Prepaid expenses and other assets	1,706	(759)	947
Property and equipment	24,009	(191)	23,818
Operating lease right-of-use asset	27,864	(1,049)	26,815
Intangible assets	72,700	1,600	74,300
Total assets acquired	143,350	(1,447)	141,903
Accounts payable	(6,809)	(116)	(6,925)
Accrued and other liabilities, including customer deposits	(4,215)	(604)	(4,819)
Operating lease liability	(27,864)	1,049	(26,815)
Total liabilities assumed	(38,888)	329	(38,559)
Net assets acquired	104,462	(1,118)	103,344
Redeemable non-controlling interest	(34,084)	5,620	(28,464)
Net assets acquired, net of redeemable non-controlling interest	70,378	4,502	74,880
Goodwill	30,051	(2,967)	27,084
Fair value of consideration transferred	$100,429	$1,535	$101,964

Consideration:
Cash	$94,321	$35	$94,356
PGTI common stock	6,108	—	6,108
Contingent consideration	—	1,500	1,500
Fair value of consideration transferred	$100,429	$1,535	$101,964

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

The remaining consideration, after identified intangible assets and the net assets and liabilities recorded at fair value, has currently been estimated to be $27.1 million, classified as part of the Southeast reporting unit goodwill, which we expect the portion of goodwill relating to our 75% investment to be deductible for tax purposes.

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

There were no anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three- or six-month periods ended July 2, 2022, or July 3, 2021.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Net income	$36,465	$10,713	$60,291	$23,508
Less: Net income attributable to RNCI	(304)	(568)	(961)	(979)
Net income attributable to the Company	36,161	10,145	59,330	22,529
Decrease (increase) in redemption value of RNCI	351	(3,563)	(1,785)	(3,563)
Net income attributable to common shareholders	$36,512	$6,582	$57,545	$18,966

Weighted-average number of common shares outstanding - Basic	59,928	59,551	59,880	59,418
Add: Dilutive shares from equity plans	329	500	361	559

Weighted-average number of common shares outstanding - Diluted	60,257	60,051	60,241	59,977

Net income per common share attributable to common shareholders:
Basic	$0.61	$0.11	$0.96	$0.32
Diluted	$0.61	$0.11	$0.96	$0.32

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets are as follows:

			Initial
	July 2,	January 2,	Useful Life
	2022	2021	(in years)
	(in thousands)
Goodwill	$372,652	$364,598	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$208,441	$212,141	indefinite

Customer relationships and customer-related assets	286,947	289,047	<1-15
Trade name (amortizable)	22,200	22,200	15
Developed technology	5,900	5,900	6-10
Non-compete agreement	3,338	3,338	2-5
Software license	590	590	2
Less: Accumulated amortization	(152,615)	(138,691)

Subtotal	166,360	182,384

Other intangible assets, net	$374,801	$394,525

Goodwill at January 1, 2022	$364,598
Increase in Anlin Acquisition contingent consideration	789
Decrease in Anlin Acquisition trade name	3,700
Decrease in Anlin Acquisition customer relationships	4,300
Increase in Anlin Acquisition customer-related backlog asset	(2,200)
Final net working capital payment in Anlin Acquisition	786
Estimated contingent consideration in Eco Acquisition	1,500
Net other measurement period changes in Anlin Acquisition	(821)

Goodwill at July 2, 2022	$372,652

Trade names (indefinite-lived) at January 1, 2022	$212,141
Decrease in Anlin Acquisition trade name	(3,700)

Trade names (indefinite-lived) at July 2, 2022	$208,441

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2022	$10,963
2023	20,520
2024	20,474
2025	20,299
2026	16,906
Thereafter	77,198

Total	$166,360

Amortization expense relating to amortizable intangible assets for the three months ended July 2, 2022 and July 3, 2021, was $5.9 million and $5.1 million, respectively. Amortization expense relating to amortizable intangible assets for the six months ended July 2, 2022 and July 3, 2021, was $13.9 million and $9.9 million, respectively. See Note 6 for discussion of the amortization of the customer-related backlog asset of $2.2 million during the six-month period ended July 2, 2022.

We perform our annual goodwill and indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. During the six months ended July 2, 2022, we did not identify any events which we believe would trigger the need for tests for impairments of our indefinite-lived intangibles assets. As of July 2, 2022 and January 1, 2022, the carrying value of our Southeast reporting unit goodwill is $228.3 million and $226.8 million, respectively. As of July 2, 2022 and January 1, 2022, the carrying value of our Western reporting unit goodwill is $144.4 million and $137.8 million, respectively. Goodwill of our Southeast reporting unit includes the goodwill relating to Eco. Goodwill of our Western reporting unit includes the goodwill relating to both Anlin and CRi.

NOTE 9. LONG-TERM DEBT

	July 2,	January 1,
	2022	2022
	(in thousands)

2021 Senior Notes due 2029, maturing in October 2029	$575,000	$575,000

2016 Credit Agreement due 2024, maturing in October 2024	60,000	60,000

Long-term debt	635,000	635,000

Deferred financing costs	(8,734)	(9,345)

Long-term debt, net	$626,266	$625,655

2021 Senior Notes due 2029

On September 24, 2021, we completed the issuance of $575.0 million aggregate principal amount of 4.375% senior notes (“2021 Senior Notes”), issued at 100% of their principal amount. The 2021 Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future restricted subsidiaries, other than any restricted subsidiary of the Company that does not guarantee the existing senior secured credit facilities or any permitted refinancing thereof. The 2021 Senior Notes are senior unsecured obligations of the Company and the guarantors, respectively, and rank pari passu in right of payment with all existing and future senior debt and senior to all existing and future subordinated debt of the Company and the guarantors. The 2021 Senior Notes were offered under Rule 144A of the Securities Act, and in transactions outside the United States under Regulation S of the Securities Act, and have not been, and will not be, registered under the Securities Act.

The 2021 Senior Notes mature on October 1, 2029. Interest on the 2021 Senior Notes is payable semi-annually, in arrears, beginning on April 1, 2022, with interest accruing at a rate of 4.375% per annum from September 24, 2021. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2021 Senior Notes totaling $8.7 million, which included a 1.25% lender spread on the total principal value of the 2021 Senior Notes, or $7.2 million, and $1.5 million of other costs, all of which are being amortized under the effective interest method. See “Deferred Financing Costs” below.

As of July 2, 2022, the face value of debt outstanding under the 2021 Senior Notes was $575.0 million, and interest began accruing on September 24, 2021. Proceeds from the 2021 Senior Notes were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs, and the prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the 2016 Credit Agreement of $54.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021. See Note 6, Acquisitions, for a discussion of the Anlin Acquisition.

The indenture for the 2021 Senior Notes gives us the option to redeem some or all of the 2021 Senior Notes at the redemption prices and on the terms specified in the indenture governing the 2021 Senior Notes. The indenture governing the 2021 Senior Notes does not require us to make any mandatory redemptions or sinking fund payments. However, upon the occurrence of a change of control, as defined in the indenture, the Company is required to offer to repurchase the notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. We also may make optional redemptions at various premiums including a make-whole call at the then current treasury rate plus 50 basis points prior to October 1, 2024, then 102.188% on or after August 1, 2024, 101.094% on or after August 2025, then at 100.000% on or after August 1, 2026.

The indenture for the 2021 Senior Notes includes certain covenants limiting the ability of the Company and any guarantors to, (i) incur additional indebtedness; (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; (iii) enter into agreements that restrict distributions from restricted subsidiaries; (iv) sell or otherwise dispose of assets; (v) enter into transactions with affiliates; (vi) create or incur liens; merge, consolidate or sell all or substantially all of the Company’s assets; (vii) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; and (viii) designate the Company’s subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.

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

On October 31, 2019, we entered into an amendment of our 2016 Credit Agreement due 2024 (“Third Amendment”). The Third Amendment provided for, among other things, (i) a three-year Term A loan in the then aggregate principal amount of $64.0 million (the “Initial Term A Loan”), maturing in October 2022, which refinanced in full our existing Term B term loan facility under the 2016 Credit Agreement, and had no regularly scheduled amortization, and (ii) a new five-year revolving credit facility in an aggregate principal amount of up to $80.0 million (the “Revolving Facility”), maturing in October 2024, which replaced our then existing $40.0 million revolving credit facility under the 2016 Credit Agreement, and includes a swing-line facility and letter of credit facility. Our obligations under the 2016 Credit Agreement continue to be secured by substantially all of our assets, as well as our direct and indirect subsidiaries’ assets, and is senior in position to the 2021 Senior Notes.

On October 25, 2021, we entered into an amendment of our 2016 Credit Agreement ("Fourth Amendment"). The Fourth Amendment provides for, among other things, a three-year Term A loan in the aggregate maximum available amount of $60.0 million (the "Incremental Term A Loan"), proceeds from which were used to fund the Anlin Acquisition. The Fourth Amendment does not change any terms relating to the Revolving Facility, under which we pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. As of July 2, 2022, there were $5.7 million in letters of credit outstanding and $74.3 million available under the Revolving Facility.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2024 was 3.67% as of July 2, 2022, and was 2.10% at January 1, 2022.

Deferred Financing Costs

The activity relating to deferred financing costs, composed of third-party fees and costs, and lender fees, for the six months ended July 2, 2022, are as follows. All deferred financing costs are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$9,345
Less: Amortization expense	(611)
At end of period	$8,734

Estimated amortization expense relating to deferred financing costs for the years indicated as of July 2, 2022, is as follows:

(in thousands)	Total
Remainder of 2022	$622
2023	1,282
2024	1,282
2025	1,083
2026	1,114
Thereafter	3,351

Total	$8,734

We have no scheduled payments of outstanding debt until the contractual maturity of the 2016 Credit Agreement in October 2024. Our contractual future maturities of long-term debt are as follows (at face value):

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

The components of lease expense for the three and six months ended July 2, 2022 and July 3, 2021, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021

Operating lease cost	$5,001	$3,898	$9,840	$6,777
Short-term lease cost	2,515	2,216	4,820	4,416
Total lease cost	$7,516	$6,114	$14,660	$11,193

Other information relating to leases for the three and six months ended July 2, 2022 and July 3, 2021, are as follows (in thousands, except years and percentages):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(4,788)	$(3,304)	$(9,317)	$(6,068)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,938	$17,415	$12,262	$46,905

Weighted average remaining lease term in years
Operating leases	6.56	6.74	6.56	6.74

Weighted average discount rate
Operating leases	5.4%	5.5%	5.4%	5.5%

Future maturities under operating leases were as follows at July 2, 2022 and January 1, 2022 (in thousands):

	July 2,	January 1,
	2022	2022
Remainder of 2022	$9,775	$17,929
2023	19,367	17,577
2024	18,797	16,990
2025	17,697	15,987
2026	16,584	15,025
2027	15,763	14,358
Thereafter	22,943	17,891

Total future minimum lease payments	120,926	115,757

Less: Imputed interest	(18,529)	(18,674)

Operating lease liability - total	$102,397	$97,083

Reported as of July 2, 2022 and January 2, 2021:
Current portion of operating lease liability	$14,883	$13,180
Operating lease liability, less current portion	87,514	83,903

Operating lease liability - total	$102,397	$97,083

As of July 2, 2022, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2032. Lease expense was $7.5 million for the three months ended July 2, 2022 and was $6.1 million for the three months ended July 3, 2021. Of the $7.5 million for the three months ended July 2, 2022, $3.8 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Of the $6.1 million for the three months ended July 3, 2021, $4.2 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Lease expense was $14.7 million for the six months ended July 2, 2022 and was $11.2 million for the six months ended July 3, 2021. Of the $14.7 million for the six months ended July 2, 2022, $7.4 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Of the $11.2 million for the six months ended July 3, 2021, $6.4 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses.

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

NOTE 12. INCOME TAXES

We had income tax expense of $12.0 million for the three months ended July 2, 2022, compared with income tax expense of $2.7 million for the three months ended July 3, 2021. Our effective tax rate for the three months ended July 2, 2022, was an expense rate of 24.8%, and was an expense rate of 20.3% for the three months ended July 3, 2021. Our income tax expense for the three months ended July 2, 2022, and July 3, 2021, includes $237 thousand and $426 thousand, respectively, relating to our 75% share of the pre-tax earnings of Eco. We had an income tax expense of $19.8 million for the six months ended July 2, 2022, compared with income tax expense of $6.7 million for the six months ended July 3, 2021. Our effective tax rate for the six months ended July 2, 2022, was an expense rate of 24.7%, and was an expense rate of 22.1% for the six months ended July 3, 2021. Our income tax expense for the six months ended July 2, 2022, and July 3, 2021, includes $742 thousand and $731 thousand, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three and six months ended July 2, 2022 includes a refund from the state of Florida, received by the Company in the second quarter of 2022, relating to excess taxes received by the state in 2021, which was $584 thousand, benefiting tax expense by $462 thousand, net of its Federal tax effect. Income tax expense in the three months ended July 2, 2022 and July 3, 2021 include discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $40 thousand in the three months ended July 2, 2022, and $605 thousand in the three months ended July 3, 2021. Income tax expense in the six months ended July 2, 2022 and July 3, 2021 include discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $96 thousand in the six months ended July 2, 2022, and $700 thousand in the six months ended July 3, 2021. Excluding discrete items of income tax, the effective tax rates for the three months ended July 2, 2022 and July 3, 2022, would have been income tax expense rates of 25.6% and 24.1%, respectively. Excluding discrete items of income tax, the effective tax rates for the six months ended July 2, 2022 and July 3, 2022, would have been income tax expense rates of 25.4% and 24.1%, respectively.

In September 2021, the state of Florida announced that the corporate income tax rate for the 2021 tax year was being lowered from its then current level of 4.458% to 3.535%. However, for 2022, Florida's corporate income tax rate returned to its statutory level before the passage of the Tax Cuts and Jobs Act, which is 5.5%. As such, we adjusted our annual effective tax rate for 2022 to include this increase in rate in Florida, where a substantial portion of our business is apportioned, to an estimated combined statutory federal and state rate of 25.7% from our estimate in 2021 of 24.2%. During the first quarters of 2022 or 2021, we were not required to make any payments of estimated federal or state income taxes. During the first half of 2022, we made payments of estimated taxes totaling $9.6 million, which included $8.8 million in Federal estimated income taxes with the remainder to various states, primarily Florida. During the first half of 2021, we made payments of estimated taxes totaling $10.9 million, which included $7.6 million in Federal estimated income taxes with the remainder to various states, primarily Florida.

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

During the three or six months ended July 2, 2022 or July 3, 2021, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement, as well as the 2021 Senior Notes, all classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2024 approximated its carrying value due to its variable-rate nature, and was approximately $60.0 million as of July 2, 2022, and January 1, 2022, compared to a principal outstanding value of $60.0 million at those dates, respectively. The fair value of the 2021 Senior Notes is based on debt with similar terms and characteristics and was approximately $452.1 million as of July 2, 2022, compared to a principal outstanding value of $575.0 million, and the fair value was approximately $578.2 million as of January 1, 2022, compared to a principal outstanding value of $575.0 million.

Items Measured at Fair Value

The following are measured in the condensed consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
July 2, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$(5,173)	$—	$(5,173)	$—
MTP contracts	1,987	—	1,987	—

	$(3,186)	$—	$(3,186)	$—

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
January 1, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$4,829	$—	$4,829	$—
MTP contracts	4,599	—	4,599	—
	$9,428	$—	$9,428	$—

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

At July 2, 2022, the fair value of our aluminum forward contracts was in a liability position of $5.2 million. We had 16 outstanding forward contracts for the purchase of 24.3 million pounds of aluminum through December 2022, at an average price of $1.32 per pound, which excludes the Midwest premium, with maturity dates of between one and six months. At July 2, 2022, the fair value of our MTP contracts was in an asset position of $2.0 million. We had 4 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 10.5 million pounds of aluminum through December 2022, at an average price of $0.11 per pound, with maturity dates of between one and six months. We assessed the risk of non-performance of the Company and our counterparty to these contracts, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of July 2, 2022.

We assess the effectiveness of our aluminum forward and MTP contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. We expect the amount of accumulated other comprehensive loss of approximately $3.2 million in the accompanying condensed consolidated balance sheet as of July 2, 2022, to be reclassified to earnings within the next twelve months.

The fair values of our aluminum hedges and MTP contracts are classified in the accompanying condensed consolidated balance sheets at July 2, 2022 and January 1, 2022, as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	July 2, 2022		July 2, 2022
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$152	Accrued liabilities	$(5,325)
MTP contracts	Other current assets	1,987	Accrued liabilities	—
Aluminum contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$2,139	Total derivative liabilities	$(5,325)

	Derivative Assets		Derivative Liabilities
	January 1, 2022		January 1, 2022
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$4,829	Accrued liabilities	$—
MTP contracts	Other current assets	4,599	Accrued liabilities	—
Aluminum contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$9,428	Total derivative liabilities	$—

The ending accumulated balance for the aluminum forward and MTP contracts included in accumulated other comprehensive income (losses), net of tax, was an accumulated other comprehensive income of $2.4 million as of July 2, 2022, and was an accumulated other comprehensive income of $7.0 million at January 1, 2022. The income tax effects of accumulated comprehensive income (losses) are released as amounts are reclassified out of accumulated comprehensive income (losses) at the income tax rate used at the time those income tax effects were provided, which generally represents our blended statutory income tax rate.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three and six months ended July 2, 2022 and July 3, 2021 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Three Months Ended			Three Months Ended
	July 2,	July 3,		July 2,	July 3,
	2022	2021		2022	2021

Aluminum contracts	$(13,022)	$5,108	Cost of sales	$1,210	$2,764

MTP contracts	$93	$3,965	Cost of sales	$2,488	$1,369

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Six Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
	2022	2021		2022	2021

Aluminum contracts	$(7,415)	$9,191	Cost of sales	$2,588	$4,152

MTP contracts	$561	$8,170	Cost of sales	$3,172	$1,756

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the components of accumulated other comprehensive income (loss) for the three and six months ended July 2, 2022 and July 3, 2021 (in thousands):

Three months ended July 2, 2022	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at April 2, 2022	$6,784	$3,205	$9,989
Increase (decrease) in fair value of derivatives	(13,022)	93	(12,929)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,210)	(2,488)	(3,698)
Tax effect	3,602	668	4,270
Net current-period other comprehensive loss	(10,630)	(1,727)	(12,357)
Balance at July 2, 2022	$(3,846)	$1,478	$(2,368)

Six months ended July 2, 2022	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at January 1, 2022	$3,610	$3,396	$7,006
Increase (decrease) in fair value of derivatives	(7,415)	561	(6,854)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,588)	(3,172)	(5,760)
Tax effect	2,547	693	3,240
Net current-period other comprehensive loss	(7,456)	(1,918)	(9,374)
Balance at July 2, 2022	$(3,846)	$1,478	$(2,368)

Three months ended July 3, 2021	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at April 3, 2021	$4,428	$3,187	$7,615
Increase (decrease) in fair value of derivatives	5,108	3,965	9,073
Amounts reclassified from accumulated other comprehensive income (loss)	(2,764)	(1,369)	(4,133)
Tax effect	(581)	(644)	(1,225)
Net current-period other comprehensive income	1,763	1,952	3,715
Balance at July 3, 2021	$6,191	$5,139	$11,330

Six months ended July 3, 2021	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at January 2, 2021	$2,403	$317	$2,720
Increase (decrease) in fair value of derivatives	9,191	8,170	17,361
Amounts reclassified from accumulated other comprehensive income (loss)	(4,152)	(1,756)	(5,908)
Tax effect	(1,251)	(1,592)	(2,843)
Net current-period other comprehensive income	3,788	4,822	8,610
Balance at July 3, 2021	$6,191	$5,139	$11,330

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

The following table represents summary financial data attributable to our operating segments for the three and six months ended July 2, 2022, and July 3, 2021. Results of the Southeast segment for the three and six months ended July 2, 2022 includes the results of Eco for the entire three- and six-month periods, whereas for the three and six months ended July 3, 2021, the three months ended July 3, 2021 includes the results of Eco for the entire three-month period, but the six months ended July 3, 2021 includes only its post-acquisition period from February 1, 2021. Results of the Western segment for the three and six months ended July 2, 2022 includes the results of CRi, acquired May 1, 2021, and Anlin, acquired October 25, 2021. Results of the Western segment for the three and six months ended July 3, 2021, includes CRi's results for the post acquisition period from May 1, 2021, and no results from Anlin. Corporate overhead has been allocated to each segment using an allocation method we believe is reasonable (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Net sales:
Southeast segment	$307,492	$242,449	$579,259	$476,087
Western segment	99,029	43,051	185,924	80,505

Total net sales	$406,521	$285,500	$765,183	$556,592

Income from operations:
Southeast segment	$41,014	$15,521	$66,570	$34,264
Western segment	14,611	5,743	27,766	11,196

Total income from operations	55,625	21,264	94,336	45,460

Interest expense, net	7,155	7,825	14,235	15,282

Total income before income taxes	$48,470	$13,439	$80,101	$30,178

Depreciation expense for the three months ended July 2, 2022 and July 3, 2021, was $7.0 million and $6.8 million for our Southeast segment, respectively, and $1.5 million and $0.8 million for our Western segment, respectively. Depreciation expense for the six months ended July 2, 2022 and July 3, 2021, was $13.9 million and $12.6 million for our Southeast segment, respectively, and $3.1 million and $1.7 million for our Western segment, respectively. Amortization expense for the three months ended July 2, 2022 and July 3, 2021, $2.8 million, and $2.8 million for our Southeast segment, respectively, and $3.1 million and $2.4 million for our Western segment, respectively. Amortization expense for the six months ended July 2, 2022 and July 3, 2021, $5.5 million, and $5.2 million for our Southeast segment, respectively, and $8.4 million and $4.7 million for our Western segment, respectively.

Total assets of our Southeast segment as of July 2, 2022 and January 1, 2022 were $979.8 million and $911.3 million, respectively. Total assets of our Western segment as of July 2, 2022 and January 1, 2022 were $586.6 million and $549.3 million, respectively.

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

The Company calculates the estimated future redemption value of the non-controlling interest on a quarterly basis. The redeemable non-controlling interest is accreted to the future redemption value using the effective interest method up to the date on which the put-right becomes effective. Any accretion adjustment in the current reporting period of the redeemable non-controlling interest is offset against retained earnings and impacts earnings used in the calculation of earnings per share attributable to common shareholders in the reporting period. Based on the formula in the operating agreement governing this transaction, the future redemption value of the redeemable non-controlling interest was estimated to be $51.4 million, which we accreted to $39.6 million as of July 2, 2022.

The following table presents the changes in the Company’s redeemable non-controlling interest for the period presented:

	Six Months Ended
	July 2,	July 3,
(in thousands)	2022	2021
Balance at beginning of period	$36,863	$—
Redeemable non-controlling interest in Eco at initially estimated fair value	—	28,464
Net income attributable to redeemable non-controlling interest	961	979
Change in value of redeemable non-controlling interest	1,785	3,563
Balance at end of period	$39,609	$33,006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended January 1, 2022, as filed with the Securities and Exchange Commission. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Note Regarding Forward-Looking Statements and elsewhere throughout this Quarterly Report, as well as the factors described in our Annual Report on Form 10-K/A for the year ended January 1, 2022, and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors." Our actual results could differ materially from those discussed in the forward-looking statements.

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
•
in addition to our acquisition of Anlin, and our Eco Acquisition, our ability to successfully integrate businesses we may acquire in the future, or that any business we acquire may not perform as we expected at the time we acquire it; and
•
the other risks and uncertainties discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended January 1, 2022 and our other filings with the Securities and Exchange Commission.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

EXECUTIVE OVERVIEW

Sales and Operations

During the second quarter of 2022, we experienced strong growth at both our Southeast and Western segments, as the momentum of growth we experienced over last year continued in 2022. Additionally, we continue to make strategic marketing investments which are paying dividends through customer awareness during the repair and remodeling season. Of our total net sales for the second quarter of 2022 of $406.5 million, which increased 42.4% compared to $285.5 million in the second quarter of 2021, growth was both organic and from acquisitions. Our Southeast segment's net sales were $307.5 million in the second quarter of 2022, compared to $242.4 million in the second quarter of 2021, an increase of $65.1 million, or 26.8%. This growth was entirely organic. We believe some of this organic growth was driven by gaining market share as the changing market dynamics in our largest market of Florida has led one of our larger competitors in our southeast region to discontinue its aluminum product line, allowing us to pick up market share. Our NewSouth brand continues to perform well, and is benefitting from organic growth in our main market of Florida, but also the expansion of our direct-to-consumer footprint in markets outside of Florida as we are in various stages of adding new retail locations to our existing list of stores, with our planned Atlanta location expected to be opened in August 2022.

One of the biggest events that occurred recently was the passage of Florida House Bill 7071, signed into law in May 2022. This bill provides two-year tax relief to Florida residences who choose to "harden" their homes against the damaging effects of storms by investing in impact-resistant windows, doors, and other product categories. We're excited about this great benefit for Florida home owners which we believe will provide them with the incentive needed to improve the safety and value of their homes, and that their materials of choice will include impact-resistant windows and doors from our Company's portfolio of Florida impact-resistant brands. Going forward, we believe our Florida operations will benefit from this home-hardening legislation. The main highlight of the bill includes a sales tax exemption for Floridians that harden their homes against natural disasters using impact-resistant products like those sold by the Company, which is available for the next two years.

Our Western segment's net sales were $99.0 million in the second quarter of 2022, compared to $43.1 million in the second quarter of 2021, an increase of $55.9 million. While sales for the second quarter of 2022 of our Western segment includes acquisition growth from Anlin and CRi, our existing business grew organically by 40.6% compared to last year's second quarter. We believe the strength in our Western segment is due to our production builder business as this sector has overperformed for several quarters, as we believe that demand for conversion to indoor/outdoor living continues to be strong. We believe we are also benefitting from our capacity expansion in the Phoenix, Arizona area and our new San Diego showroom in Southern California. We believe the organic growth we had in the second quarter of 2022 reflects the strength of our portfolio of brands across our entire geographic footprint.

Our gross profit increased to $165.1 million in the second quarter of 2022, producing a gross margin of 40.6%, compared to $97.0 million in the 2021 second quarter, and a gross margin of 34.0%, an improvement in gross margin of 660 basis points from the second quarter of 2021 to the second quarter of 2022. We were able to produce this operational improvement despite headwinds of inflationary pressure being felt on material and labor costs, as well as supply-chain challenges we have experienced in obtaining the required volumes of aluminum needed to meet demand. We also benefitted from price increases implemented earlier in the year to offset such inflationary headwinds. During the 2022 second quarter, we have been focused on improving our manufacturing processes in order to reduce lead-times to meet the continued growing demand. Recent investments in our team to help them achieve higher talent levels have also helped generate improved operational efficiencies across our entire portfolio of brands, which we believe will continue to benefit our gross margin through the balance of 2022.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of operations as a percentage of total net sales for the periods indicated. The three- and six-month periods ended July 2, 2022 and July 3, 2021 are composed of 13 weeks and 26 weeks, respectively (in thousands, except percentages):

	Three Months Ended
	July 2, 2022		July 3, 2021
	(unaudited)
Net sales	$406,521	100.0%	$285,500	100.0%
Cost of sales	241,391	59.4%	188,491	66.0%
Gross profit	165,130	40.6%	97,009	34.0%
Selling, general and administrative expenses	109,505	26.9%	75,745	26.5%
Income from operations	55,625	13.7%	21,264	7.4%
Interest expense, net	7,155	1.8%	7,825	2.7%
Income before income taxes	48,470	11.9%	13,439	4.7%
Income tax expense	12,005	3.0%	2,726	1.0%
Net income	36,465	9.0%	10,713	3.8%
Less: Net income attributable to redeemable RNCI	(304)	(0.1)%	(568)	(0.2)%
Net income attributable to the Company	36,161	8.9%	10,145	3.6%
Decrease (increase) in redemption value of RNCI	351	0.1%	(3,563)	(1.2)%
Net income attributable to common shareholders	$36,512	9.0%	$6,582	2.3%

	Six Months Ended
	July 2, 2022		July 3, 2021
	(unaudited)
Net sales	$765,183	100.0%	$556,592	100.0%
Cost of sales	465,460	60.8%	365,621	65.7%
Gross profit	299,723	39.2%	190,971	34.3%
Selling, general and administrative expenses	205,387	26.8%	145,511	26.1%
Income from operations	94,336	12.3%	45,460	8.2%
Interest expense, net	14,235	1.9%	15,282	2.7%
Income before income taxes	80,101	10.5%	30,178	5.4%
Income tax expense	19,810	2.6%	6,670	1.2%
Net income	60,291	7.9%	23,508	4.2%
Less: Net income attributable to redeemable RNCI	(961)	(0.1)%	(979)	(0.2)%
Net income attributable to the Company	59,330	7.8%	22,529	4.0%
Decrease (increase) in redemption value of RNCI	(1,785)	(0.2)%	(3,563)	(0.6)%
Net income attributable to common shareholders	$57,545	7.5%	$18,966	3.4%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 2, 2022 AND JULY 3, 2021

The three-month periods ended July 2, 2022 and July 3, 2021 are each composed of 13 weeks.

Net sales

	Three Months Ended
	July 2, 2022		July 3, 2021
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$307.5	75.6%	$242.4	84.9%	26.8%
Western segment	99.0	24.4%	43.1	15.1%	130.0%

Total net sales	$406.5	100.0%	$285.5	100.0%	42.4%

Net sales for the second quarter of 2022 were $406.5 million, a $121.0 million, or 42.4%, increase in sales, from $285.5 million in the second quarter of the prior year.

During the second quarter of 2022, we experienced strong growth at both our Southeast and Western segments, as the momentum of growth we experienced over last year continued in 2022. Additionally, we continue to make strategic marketing investments which are paying dividends through customer awareness during the repair and remodeling season. Of our total net sales for the second quarter of 2022 of $406.5 million, which increased 42.4% compared to $285.5 million in the second quarter of 2021, growth was both organic and from acquisitions. Our Southeast segment's net sales were $307.5 million in the second quarter of 2022, compared to $242.4 million in the second quarter of 2021, an increase of $65.1 million, or 26.8%. This growth was entirely organic. Our Western segment's net sales were $99.0 million in the second quarter of 2022, compared to $43.1 million in the second quarter of 2021, an increase of $55.9 million. While sales for the second quarter of 2022 of our Western segment includes acquisition growth from Anlin and CRi, our existing business grew organically by 40.6% compared to last year's second quarter. We believe the strength in our Western segment is due to our production builder business as this sector has overperformed for several quarters, as we believe that demand for conversion to indoor/outdoor living continues to be strong. We believe we are also benefitting from our capacity expansion in the Phoenix, Arizona area and our new San Diego showroom in Southern California.

Gross profit and gross margin

Gross profit was $165.1 million in the second quarter of 2022, an increase of $68.1 million, or 70.2%, from $97.0 million in the second quarter of 2021. Our gross margin was 40.6% in the second quarter of 2022, compared to 34.0% in the prior year second quarter. The increases in gross profit and gross margin include the effects of price increase actions we took to offset the impacts of labor and material cost headwinds we have experienced for several quarters. Also, during the second quarter of 2022, we maintained a high degree of focus on our supply chain to minimize disruptions, which helped us maintain a high level of operational efficiency which lead to reduced delivery lead-times. We also continued to invest in our labor talent which helped generate operational efficiencies across all our businesses in response to increasing demand and believe these actions will continue to benefit our gross margin as we try to offset the impacts of rising costs for materials and labor, and will continue to grow our company with high-quality talent.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $109.5 million in the second quarter of 2022, an increase of $33.8 million, from $75.7 million in the second quarter of 2021. SG&A in the second quarter of 2022 was 26.9% of net sales, compared to 26.5% of net sales in the second quarter of 2021. The increase in SG&A in the second quarter of 2022, compared to last year's second quarter is partially due to the inclusion of SG&A from our 2021 acquisition of Anlin, which added $8.1 million of SG&A in the 2022 second quarter, and included $0.6 million of non-cash amortization expense relating to its intangible assets. However, the year-over-year increase in SG&A was also driven by increasing distribution and variable overhead costs due to the increase in sales. Increasing fuel costs and the inflationary conditions we have experienced over the last few quarters have also impacted SG&A year-over-year.

Income from operations

Income from operations was $55.6 million in the second quarter of 2022, an increase of $34.3 million, from $21.3 million in the second quarter of 2021. Income from operations in the second quarter of 2022 includes $41.0 million from our Southeast segment and nearly $14.6 million from our Western segment, compared to $15.5 million and $5.8 million from our Southeast and Western segments, respectively, in the second quarter of 2021, all after allocation of corporate operating costs in both periods.

The increase in income from operations was related to the benefit from higher sales in the second quarter of 2022 compared to last year’s second quarter, as well as the benefits of the continued efficiency improvements at both our Southeast and Western segments, more than offsetting the rising costs for materials in aluminum and glass, including the increasing costs of distribution being passed onto us by our vendors, and the continuing costs of attracting, training and retaining an experienced labor force.

Interest expense, net

Interest expense was $7.2 million in the second quarter of 2022, a decrease of $0.7 million, or 8.6%, from $7.8 million in the second quarter of 2021. The redemption of the $425.0 million of higher rate 6.75% 2018 Senior Notes due 2026, with the $575.0 million of lower rate 4.375% 2021 Senior Notes in 2021 primarily resulted in a lower level of interest expense in the second quarter of 2022 compared to the second quarter of 2021.

Income tax expense

We had income tax expense of $12.0 million for the three months ended July 2, 2022, compared with income tax expense of $2.7 million for the three months ended July 3, 2021. Our effective tax rate for the three months ended July 2, 2022, was 24.8%, and was 20.3% for the three months ended July 3, 2021. Our income tax expense for the three months ended July 2, 2022, and July 3, 2021, includes $237 thousand and $426 thousand, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three months ended July 2, 2022 includes a refund from the state of Florida, received by the Company in the second quarter of 2022, relating to excess taxes received by the state in 2021, which was $584 thousand, benefiting tax expense by $462 thousand, net of its Federal tax effect. Income tax expense in the three months ended July 2, 2022 and July 3, 2021 include discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $40 thousand in the three months ended July 2, 2022, and $605 thousand in the three months ended July 3, 2021. Excluding discrete items of income tax, the effective tax rates for the three months ended July 2, 2022 and July 3, 2022, would have been income tax expense rates of 25.6% and 24.1%, respectively.

In September 2021, the state of Florida announced that the corporate income tax rate for the 2021 tax year was being lowered from its then current level of 4.458% to 3.535%. However, for 2022, Florida's corporate income tax rate returned to its statutory level before the passage of the Tax Cuts and Jobs Act, which is 5.5%. As such, we adjusted our annual effective tax rate for 2022 to include this increase in rate in Florida, where a substantial portion of our business is apportioned, to an estimated combined statutory federal and state rate of 25.7% from our estimate in 2021 of 24.2%. During the first quarters of 2022 and 2021, we were not required to make any payments of estimated federal or state income taxes. In the second quarters of 2022, we made payments of estimated taxes totaling $9.6 million, which included $8.8 million in Federal estimated income taxes with the remainder to various states, primarily Florida. During the second quarter of 2021, we made payments of estimated taxes totaling $10.9 million, which included $7.6 million in Federal estimated income taxes with the remainder to various states, primarily Florida.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for the three months ended July 2, 2022, was $0.3 million, compared to $0.6 million for the three months ended July 3, 2021, and represents the share of the net income of Eco for the period, attributable to the 25% interest of Eco not acquired by the Company.

Change in redemption value of redeemable non-controlling interest

The change in the redemption value of the redeemable non-controlling interest for the three-month period ended July 2, 2022, was a decrease of $0.4 million, compared to an increase of $3.6 million in the three months ended July 3, 2021. See Note 17 in Part I, Item 1, for a further discussion of the change in the redemption value of the redeemable non-controlling interest.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 2, 2022 AND JULY 3, 2021

The six-month periods ended July 2, 2022 and July 3, 2021 are each composed of 26 weeks.

Net sales

	Six Months Ended
	July 2, 2022		July 3, 2021
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$579.3	75.7%	$476.1	85.5%	21.7%
Western segment	185.9	24.3%	80.5	14.5%	130.9%

Total net sales	$765.2	100.0%	$556.6	100.0%	37.5%

Net sales for the first half of 2022 was $765.2 million, a $208.6 million, or 37.5%, increase in sales, from $556.6 million in the first half of the prior year.

During the first half of 2022, we experienced strong growth at both our Southeast and Western segments, as the momentum of growth we experienced over last year continued in 2022. Additionally, we continue to make strategic marketing investments which are paying dividends through customer awareness during the repair and remodeling season. Of our total net sales for the first half of 2022 of $765.2 million, which increased 37.5% compared to $476.1 million in the first half of 2021, growth was both organic and from acquisitions. Our Southeast segment's net sales were $579.3 million in the first half of 2022, compared to $476.1 million in the first half of 2021, an increase of $103.2 million, or 21.7%. This growth was entirely organic. Our Western segment's net sales were $185.9 million in the first half of 2022, compared to $80.5 million in the first half of 2021, an increase of $105.4 million. While sales for the first half of 2022 of our Western segment includes acquisition growth from Anlin and CRi, our existing business grew organically by 40.0% compared to last year's first half. We believe the strength in our Western segment is due to our production builder business as this sector has overperformed for several quarters, as we believe that demand for conversion to indoor/outdoor living continues to be strong. We believe we are also benefitting from our capacity expansion in the Phoenix, Arizona area and our new San Diego showroom in Southern California.

Gross profit and gross margin

Gross profit was $299.7 million in the first half of 2022, an increase of $108.8 million, or 56.9%, from $191.0 million in the first half of 2021. Our gross margin was 39.2% in the first half of 2022, compared to 34.3% in the prior year first half. The increases in gross profit and gross margin include the effects of price increase actions we took to offset the impacts of labor and material cost headwinds we have experienced for several quarters. Also, during the first half of 2022, we maintained a high degree of focus on our supply chain to minimize disruptions, which helped us maintain a high level of operational efficiency which lead to reduced delivery lead-times. We also continued to invest in our labor talent which helped generate operational efficiencies across all our businesses in response to increasing demand and believe these actions will continue to benefit our gross margin as we try to offset the impacts of rising costs for materials and labor, and will continue to grow our company with high-quality talent.

Selling, general and administrative expenses

SG&A expenses were $205.4 million in the first half of 2022, an increase of $59.9 million, from $145.5 million in the first half of 2021. SG&A in the first half of 2022 was 26.8% of net sales, compared to 26.1% of net sales in the first half of 2021. The increase in SG&A in the first half of 2022, compared to last year's first half is partially due to the inclusion of SG&A from our 2021 acquisition of Anlin, which added $17.3 million of SG&A in the 2022 first half, and included $3.4 million of non-cash amortization expense relating to its intangible assets. However, the year-over-year increase in SG&A was also driven by increasing distribution and variable overhead costs due to the increase in sales. Increasing fuel costs and the inflationary conditions we have experienced over the last few quarters have also impacted SG&A year-over-year.

Income from operations

Income from operations was $94.3 million in the first half of 2022, an increase of $48.8 million, from $45.5 million in the first half of 2021. Income from operations in the first half of 2022 includes $66.6 million from our Southeast segment and over $27.7 million from our Western segment, compared to $34.3 million and $11.2 million from our Southeast and Western segments, respectively, in the first half of 2021, all after allocation of corporate operating costs in both periods.

The increase in income from operations was related to the benefit from higher sales in the first half of 2022 compared to last year’s first half, as well as the benefits of the continued efficiency improvements at both our Southeast and Western segments, more than offsetting the rising costs for materials in aluminum and glass, including the increasing costs of distribution being passed onto us by our vendors, and the continuing costs of attracting, training and retaining an experienced labor force.

Interest expense, net

Interest expense was $14.2 million in the first half of 2022, a decrease of $1.0 million, or 6.9%, from $15.3 million in the first half of 2021. The redemption of the $425.0 million of higher rate 6.75% 2018 Senior Notes due 2026, with the $575.0 million of lower rate 4.375% 2021 Senior Notes in 2021 primarily resulted in a lower level of interest expense in the first half of 2022 compared to the first half of 2021.

Income tax expense

We had an income tax expense of $19.8 million for the six months ended July 2, 2022, compared with income tax expense of $6.7 million for the six months ended July 3, 2021. Our effective tax rate for the six months ended July 2, 2022, was 24.7%, and was 22.1% for the six months ended July 3, 2021. Our income tax expense for the six months ended July 2, 2022, and July 3, 2021, includes $742 thousand and $731 thousand, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the six months ended July 2, 2022 includes a refund from the state of Florida, received by the Company in the second quarter of 2022, relating to excess taxes received by the state in 2021, which was $584 thousand, benefiting tax expense by $462 thousand, net of its Federal tax effect. Income tax expense in the six months ended July 2, 2022 and July 3, 2021 include discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $96 thousand in the six months ended July 2, 2022, and $700 thousand in the six months ended July 3, 2021. Excluding discrete items of income tax, the effective tax rates for the six months ended July 2, 2022 and July 3, 2022, would have been income tax expense rates of 25.4% and 24.1%, respectively.

In September 2021, the state of Florida announced that the corporate income tax rate for the 2021 tax year was being lowered from its then current level of 4.458% to 3.535%. However, for 2022, Florida's corporate income tax rate returned to its statutory level before the passage of the Tax Cuts and Jobs Act, which is 5.5%. As such, we adjusted our annual effective tax rate for 2022 to include this increase in rate in Florida, where a substantial portion of our business is apportioned, to an estimated combined statutory federal and state rate of 25.7% from our estimate in 2021 of 24.2%. During the first quarters of 2022 and 2021, we were not required to make any payments of estimated federal or state income taxes. During the second quarter of 2022, we made payments of estimated taxes totaling $9.6 million, which included $8.8 million in Federal estimated income taxes with the remainder to various states, primarily Florida. During the second quarter of 2021, we made payments of estimated taxes totaling $10.9 million, which included $7.6 million in Federal estimated income taxes with the remainder to various states, primarily Florida.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for the six months ended July 2, 2022, was $1.0 million, compared to $1.0 million for the six months ended July 3, 2021, and represents the share of the net income of Eco for the period, attributable to the 25% interest of Eco not acquired by the Company.

Change in redemption value of redeemable non-controlling interest

The change in the redemption value of the redeemable non-controlling interest for the six-month period ended July 2, 2022, was an increase of $1.8 million, compared to an increase of $3.6 million in the six months ended July 3, 2021. See Note 17 in Part I, Item 1, for a further discussion of the change in the redemption value of the redeemable non-controlling interest.

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

The following table summarizes our cash flow results for the first six months of 2022 and 2021:

	Components of Cash Flows
	Six Months Ended
	July 2,	July 3,
(in millions)	2022	2021
Cash provided by operating activities	$84.9	$8.5
Cash used in investing activities	(18.1)	(122.4)
Cash (used in) provided by financing activities	(3.7)	61.2

Increase (decrease) in cash and cash equivalents	$63.1	$(52.7)

Operating activities. Cash provided by operating activities during the first half of 2022 was $84.9 million, compared to cash provided in operating activities of $8.5 million in the first half of 2021. The increase in cash provided by operating activities for the first half of 2022, as compared to the first half of 2021, was $76.4 million, and was due to the factors set forth in the table below.

Direct cash flows from operations for the first six months of 2022 and 2021 are as follows:

	Direct Operating Cash Flows
	Six Months Ended
	July 2,	July 3,
(in millions)	2022	2021
Collections from customers	$740.0	$503.0
Other collections of cash	9.1	3.5
Disbursements to vendors	(456.0)	(337.8)
Personnel related disbursements	(185.5)	(136.0)
Income taxes paid, net of refunds	(8.8)	(10.9)
Debt service payments	(14.0)	(13.2)
Other cash activity, net	0.1	(0.1)

Cash provided by operations	$84.9	$8.5

During the second quarter of 2022, a customer with whom we have had a long-term relationship experienced financial difficulties. As such, we determined to cease taking orders and provide additional reserves of approximately $3.0 million against our existing exposure to this customer. During the six-months ended July 2, 2022, we recorded provisions for credit losses totaling $6.0 million, including the provision relating to this customer.

Inventory as of July 2, 2022, was $110.2 million, compared to $91.4 million at January 1, 2022, an increase of $18.8 million. We monitor and evaluate raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock. Because a significant portion of our products are made-to-order, which requires us to relieve inventory and recognize revenue over time, we have a low amounts of work-in-process and finished goods inventories. As such, we believe the value of our inventories will be realized through sales.

Investing activities. Cash used in investing activities was $18.1 million for the first half of 2022, compared to cash used in investing activities of over $122.4 million for the first half of 2021, an decrease in cash used in investing activities of $104.3 million. There was cash used to acquire businesses in the first half of 2022 relating to the finalization of the Anlin acquisition working capital adjustment, resulting in a final payment to sellers of $0.8 million. Cash used to acquire businesses in the first half of 2021 totaled $106.5 million, which included $94.3 million related to our acquisition of Eco, and $12.2 million relating to our acquisition of CRi. There was an increase in cash used in capital expenditures of $1.2 million which went from $16.1 million in the first half of 2021, to $17.3 million in the first half of 2022. Proceeds from the sales of assets was less than $0.1 million in the first half of 2022, compared with $0.2 million in the first half of 2021.

Financing activities. Cash used in financing activities was $3.7 million in the first half of 2022, compared to cash provided in financing activities of nearly $61.3 million in the first half of 2021, a decrease in cash provided that totaled $65.0 million. In the first half of 2022, we made payments of contingent consideration relating to our acquisition of Anlin totaling $2.7 million, representing the first payment we were required to make under the Anlin purchase agreement based on their 2021 EBITDA, as defined in the agreement. Because these payments were not required to be made within a reasonably short period of time after the effective date of the acquisition, we classified the portion of these payments representing the fair value of the first payment, which was $2.4 million, as a financing activity, with the difference classified within operating activities.

Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $1.7 million in the first half of 2022, versus $1.0 million in the first half of 2021, an increase in cash used of $0.7 million. There were proceeds from stock issued under our 2019 Employee Stock Purchase Plan of $0.3 million during the first half of 2022, compared to $0.2 million during the first half of 2021.

In the first half of 2021, we issued the $60.0 million of Additional Senior Notes, with a premium of $3.3 million, which provided proceeds totaling $63.3 million. The proceeds of $63.3 million from the issuance of the Additional Senior Notes were used to partially fund our acquisition of Eco. We paid financing costs totaling $1.4 million in the first half of 2021, including financing costs relating to bank fees and professional services costs relating to the offering and issuance of the Additional Senior Notes.

Capital Resources and Debt Covenant

2021 Senior Notes due 2029

On September 24, 2021, we completed the issuance of $575.0 million aggregate principal amount of 4.375% senior notes (“2021 Senior Notes”), issued at 100% of their principal amount. The 2021 Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future restricted subsidiaries, other than any restricted subsidiary of the Company that does not guarantee the existing senior secured credit facilities or any permitted refinancing thereof. The 2021 Senior Notes are senior unsecured obligations of the Company and the guarantors, respectively, and rank pari passu in right of payment with all existing and future senior debt and senior to all existing and future subordinated debt of the Company and the guarantors. The 2021 Senior Notes were offered under Rule 144A of the Securities Act, and in transactions outside the United States under Regulation S of the Securities Act, and have not been, and will not be, registered under the Securities Act.

The 2021 Senior Notes mature on October 1, 2029. Interest on the 2021 Senior Notes is payable semi-annually, in arrears, beginning on April 1, 2022, with interest accruing at a rate of 4.375% per annum from September 24, 2021. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2021 Senior Notes totaling $8.7 million, which included a 1.25% lender spread on the total principal value of the 2021 Senior Notes, or $7.2 million, and $1.5 million of other costs, all of which are being amortized under the effective interest method.

As of July 2, 2022, the face value of debt outstanding under the 2021 Senior Notes was $575.0 million, and interest began accruing on September 24, 2021. Proceeds from the 2021 Senior Notes were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs and the prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the 2016 Credit Agreement of $54.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021. See Note 6, Acquisitions, for a discussion of the Anlin Acquisition.

The indenture for the 2021 Senior Notes gives us the option to redeem some or all of the 2021 Senior Notes at the redemption prices and on the terms specified in the indenture governing the 2021 Senior Notes. The indenture governing the 2021 Senior Notes does not require us to make any mandatory redemptions or sinking fund payments. However, upon the occurrence of a change of control, as defined in the indenture, the Company is required to offer to repurchase the notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. We also may make optional redemptions at various premiums including a make-whole call at the then current treasury rate plus 50 basis points prior to October 1, 2024, then 102.188% on or after August 1, 2024, 101.094% on or after August 2025, then at 100.000% on or after August 1, 2026.

The indenture for the 2021 Senior Notes includes certain covenants limiting the ability of the Company and any guarantors to, (i) incur additional indebtedness; (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; (iii) enter into agreements that restrict distributions from restricted subsidiaries; (iv) sell or otherwise dispose of assets; (v) enter into transactions with affiliates; (vi) create or incur liens; merge, consolidate or sell all or substantially all of the Company’s assets; (vii) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; and (viii) designate the Company’s subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.

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

On October 31, 2019, we entered into an amendment of our 2016 Credit Agreement due 2024 (“Third Amendment”). The Third Amendment provided for, among other things, (i) a three-year Term A loan in the then aggregate principal amount of $64.0 million (the “Initial Term A Loan”), maturing in October 2022, which refinanced in full our existing Term B term loan facility under the 2016 Credit Agreement, and had no regularly scheduled amortization, and (ii) a new five-year revolving credit facility in an aggregate principal amount of up to $80.0 million (the “Revolving Facility”), maturing in October 2024, which replaced our then existing $40.0 million revolving credit facility under the 2016 Credit Agreement, and includes a swing-line facility and letter of credit facility. Our obligations under the 2016 Credit Agreement continue to be secured by substantially all of our assets, as well as our direct and indirect subsidiaries’ assets, and is senior in position to the 2021 Senior Notes.

On October 25, 2021, we entered into an amendment of our 2016 Credit Agreement ("Fourth Amendment"). The Fourth Amendment provides for, among other things, a three-year Term A loan in the aggregate maximum available amount of $60.0 million (the "Incremental Term A Loan"), proceeds from which were used to fund the Anlin Acquisition. The Fourth Amendment does not change any terms relating to the Revolving Facility, under which we pay quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. As of July 2, 2022, there were $5.7 million in letters of credit outstanding and $74.3 million available under the Revolving Facility.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2024 was 3.67% as of July 2, 2022, and was 2.10% at January 1, 2022.

Deferred Financing Costs

The activity relating to deferred financing costs, composed of third-party fees and costs, and lender fees, for the six months ended July 2, 2022, are as follows. All deferred financing costs are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$9,345
Less: Amortization expense	(611)
At end of period	$8,734

Estimated amortization expense relating to deferred financing costs for the years indicated as of July 2, 2022, is as follows:

(in thousands)	Total
Remainder of 2022	$622
2023	1,282
2024	1,282
2025	1,083
2026	1,114
Thereafter	3,351

Total	$8,734

We have no scheduled payments of outstanding debt until the contractual maturity of the 2016 Credit Agreement in October 2024. Our contractual future maturities of long-term debt are as follows (at face value):

(in thousands)
Remainder of 2022	$—
2023	—
2024	60,000
2025	—
2026	—
Thereafter	575,000

Total	$635,000

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first half of 2022, capital expenditures were $17.3 million, compared to $16.1 million for the half of 2021. Our capital expenditure program is directed towards making investments in capital assets that we believe will increase both gross sales and margins, but also includes capital expenditures for maintenance.

Aluminum Forward and Midwest Transaction Premium Contracts. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. We also enter into forward contracts to hedge the fluctuations in the price of the delivery component of our aluminum extrusion purchases, known as the Midwest Transaction Premium (MTP).

At July 2, 2022, the fair value of our aluminum forward contracts was in a liability position of $5.2 million. We had 16 outstanding forward contracts for the purchase of 24.3 million pounds of aluminum through December 2022, at an average price of $1.32 per pound, which excludes the Midwest premium, with maturity dates of between one and six months. We assessed the risk of non-performance of the Company to these contracts and determined it was immaterial and, therefore, did not record any adjustment to fair value as of July 2, 2022.

At July 2, 2022, the fair value of our MTP contracts was in an liability position of $2.0 million. We had 4 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 10.5 million pounds of aluminum through December 2022, at an average price of $0.11 per pound, with maturity dates of between one and six months. We assessed the risk of non-performance of the Company to these contracts and determined it was immaterial and, therefore, did not record any adjustment to fair value as of July 2, 2022.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. We expect the amount of accumulated other comprehensive loss of approximately $3.2 million in the accompanying condensed consolidated balance sheet as of July 2, 2022, to be reclassified to earnings within the next twelve months.

Significant Accounting Policies and Critical Accounting Estimates. Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Significant accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results, and those that require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the condensed consolidated financial statements and the possibility that future events may be significantly different from our expectations. We identified our significant accounting policies in our Annual Report on Form 10-K/A for the year ended January 1, 2022. There have been no changes to our critical accounting policies during the first six months of 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge the delivery component of our aluminum needs, known as the Midwest Transaction Premium (“MTP”). As of July 2, 2022, we are covered for approximately 80% of our anticipated aluminum needs for the remainder of 2022 at an average price of $1.32 per pound. These calculations are based only on the LME price of aluminum and excludes an estimate for the MTP, which we hedge separately. As of July 2, 2022, we are covered for approximately 34% of our anticipated MTP costs for the remainder of 2022 at an average price of $0.11 per pound. As of the date of this report, we had not added any further coverage since July 2, 2022. However, we may add more coverage for our anticipated aluminum needs during the rest of 2022 and/or 2023, as we deem necessary.

Regarding our aluminum hedging instruments for the purchase of aluminum, as of July 2, 2022, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $2.7 million. This calculation utilizes our actual commitment of 24.3 million pounds under contract (to be settled through December 2022) and the market price of aluminum as of July 2, 2022. This calculation is based only on the LME price of aluminum and excludes an estimate for the MTP. Regarding our MTP contracts for hedging of the delivery component of our aluminum needs, as of July 2, 2022, a 10% decrease in the Platts MW US Transaction price per pound would decrease the fair value of our MTP contracts an estimated $0.3 million. This calculation utilizes our actual commitment of 10.5 million pounds under contract (to be settled through December 2022) and the then current Platts MW US Transaction price per pound as of July 2, 2022.

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

ITEM 1A. RISK FACTORS

Our operations are subject to a number of risks. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, including the risk factors set forth in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K/A for the year ended January 1, 2022. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected.

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

PGT INNOVATIONS, INC.
(Registrant)

Date: August 4, 2022	By: /s/ John Kunz
Name: John Kunz
Title: Senior Vice President and Chief Financial Officer