Form 10-Q
period 2022-10-01
PGT Innovations, Inc.
filed 2022-11-10
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

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

Common Stock, $0.01 par value, outstanding was 59,997,679 shares, as of October 31, 2022.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PGTI	New York Stock Exchange, Inc.

PGT INNOVATIONS, INC.

TABLE OF CONTENTS

Form 10-Q for the Three and Nine Months Ended October 1, 2022

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net sales	$385,837	$300,431	$1,151,020	$857,023
Cost of sales	236,035	196,228	701,495	561,849

Gross profit	149,802	104,203	449,525	295,174

Selling, general and administrative expenses	102,399	78,595	307,786	224,106

Income from operations	47,403	25,608	141,739	71,068

Interest expense, net	6,889	7,686	21,124	22,968
Debt extinguishment costs	—	25,472	—	25,472

Income (loss) before income taxes	40,514	(7,550)	120,615	22,628

Income tax expense (benefit)	10,100	(2,410)	29,910	4,260

Net income (loss)	30,414	(5,140)	90,705	18,368

Less: Net income attributable to redeemable non-controlling interest ("RNCI")	(373)	(677)	(1,334)	(1,656)

Net income (loss) attributable to the Company	$30,041	$(5,817)	$89,371	$16,712

Calculation of net income (loss) per common share attributable to common shareholders:
Net income (loss) attributable to the Company	$30,041	$(5,817)	$89,371	$16,712
Decrease (increase) in redemption value of RNCI	271	(965)	(1,514)	(4,528)
Net income (loss) attributable to common shareholders	$30,312	$(6,782)	$87,857	$12,184

Net income (loss) per common share attributable to common shareholders:
Basic	$0.51	$(0.11)	$1.47	$0.20
Diluted	$0.50	$(0.11)	$1.46	$0.20

Weighted average number of common shares outstanding:
Basic	59,964	59,590	59,908	59,475
Diluted	60,402	59,590	60,201	60,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net income (loss)	$30,414	$(5,140)	$90,705	$18,368

Other comprehensive income (loss) before tax:
Increase (decrease) in fair value of derivatives	(2,633)	6,549	(9,487)	23,910
Reclassification to earnings	2,416	(6,696)	(3,344)	(12,604)

Other comprehensive income (loss) before tax	(217)	(147)	(12,831)	11,306

Income tax expense (benefit) related to other comprehensive income (loss)	(56)	(37)	(3,296)	2,806

Other comprehensive income (loss), net of tax	(161)	(110)	(9,535)	8,500

Comprehensive income (loss)	30,253	(5,250)	81,170	26,868

Less: Comprehensive income attributable to redeemable non-controlling interest	(373)	(677)	(1,334)	(1,656)

Comprehensive income (loss) attributable to the Company	$29,880	$(5,927)	$79,836	$25,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	October 1,	January 1,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$218,841	$96,146
Accounts receivable, net	166,885	141,221
Inventories	112,257	91,440
Contract assets, net	56,313	55,239
Prepaid expenses	12,456	8,727
Other current assets	15,865	28,985
Total current assets	582,617	421,758

Property, plant and equipment, net	185,305	185,266
Operating lease right-of-use asset, net	93,020	91,162
Intangible assets, net	369,000	394,525
Goodwill	370,115	364,598
Other assets, net	2,547	3,301

Total assets	$1,602,604	$1,460,610

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$180,543	$122,681
Current portion of operating lease liability	15,247	13,180
Total current liabilities	195,790	135,861

Long-term debt, net	626,576	625,655
Operating lease liability, less current portion	84,894	83,903
Deferred income taxes	34,193	37,489
Other liabilities	7,980	11,742

Total liabilities	949,433	894,650

Commitments and contingencies

Redeemable non-controlling interest	39,711	36,863

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; no shares outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 63,912 and 63,516 shares issued and 59,978 and 58,696 shares outstanding at October 1, 2022 and January 1, 2022, respectively	639	635
Additional paid-in capital	439,773	433,347
Accumulated other comprehensive income (loss)	(2,529)	7,006
Retained earnings	193,866	106,398
Treasury stock at cost	(18,289)	(18,289)
Total shareholders' equity	613,460	529,097

Total liabilities, redeemable non-controlling interest and shareholders' equity	$1,602,604	$1,460,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	October 1,	October 2,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net income	$90,705	$18,368
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	25,359	22,290
Amortization	19,725	15,174
Provision for credit losses	7,395	3,309
Stock-based compensation	7,638	5,748
Amortization of deferred financing costs, debt discount and premium	921	674
Asset impairment charges	2,131	—
Debt extinguishment costs, including call premium classified as financing activity	—	25,472
(Gain) loss on sales of assets	(166)	105
Change in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(35,166)	(45,997)
Inventories	(21,145)	(11,607)
Contract assets, net, prepaid expenses, other current and other assets	6,213	(22,843)
Accounts payable, accrued and other liabilities	48,531	9,074

Net cash provided by operating activities	152,141	19,767

Cash flows from investing activities:
Purchases of property, plant and equipment	(24,741)	(25,663)
Investment in and acquisitions of business	(787)	(106,480)
Proceeds from sales of assets	41	183

Net cash used in investing activities	(25,487)	(131,960)

Cash flows from financing activities:
Payment of fair value of contingent consideration in Anlin Acquisition	(2,362)	—
Proceeds from issuance of senior notes	—	638,300
Payments of senior notes	—	(425,000)
Payment of call premium on redemption of senior notes	—	(21,518)
Payments of long-term debt	—	(54,000)
Payments of financing costs	—	(10,361)
Purchases of common stock relating to tax withholdings on employee equity awards	(1,888)	(1,159)
Proceeds from exercise of stock options	—	138
Proceeds from issuance of common stock under employee stock purchase plan (ESPP)	291	191

Net cash (used in) provided by financing activities	(3,959)	126,591

Net increase in cash and cash equivalents	122,695	14,398
Cash and cash equivalents at beginning of period	96,146	100,320
Cash and cash equivalents at end of period	$218,841	$114,718

Non-cash activity:
Issuance of common stock in Eco Acquisition	$—	$6,108
Additions to right-of-use asset	$13,625	$47,838
Additions to operating lease liability	$(13,625)	$(47,838)
Property, plant and equipment additions in accounts payable	$79	$268

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)(unaudited)

	PGT Innovations, Inc. Shareholders' Equity
				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total
THREE MONTHS ENDED OCTOBER 2, 2021
Balance at July 3, 2021	59,587,128	$632	$429,268	$11,330	$98,681	$(18,289)	$521,622
Vesting of restricted stock	32,258	—	—	—	—	—	—
Grants of restricted stock	—	4	(4)	—	—	—	—
Purchases of treasury stock	(7,852)	—	—	—	—	(154)	(154)
Retirement of treasury stock	—	(1)	(125)	—	(28)	154	—
Stock-based compensation	—	—	2,254	—	—	—	2,254
Common stock issued under ESPP	853	—	14	—	—	—	14
Net income attributable to the Company	—	—	—	—	(5,817)	—	(5,817)
Increase in value of RNCI	—	—	—	—	(965)	—	(965)
Other comprehensive loss, net of tax benefit of $37	—	—	—	(110)	—	—	(110)
Balance at October 2, 2021	59,612,387	$635	$431,407	$11,220	$91,871	$(18,289)	$516,844
NINE MONTHS ENDED OCTOBER 2, 2021
Balance at January 2, 2021	58,998,711	$625	$420,202	$2,720	$79,896	$(18,309)	$485,134
Vesting of restricted stock	221,724	—	—	—	—	—	—
Grants of restricted stock	—	7	(7)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(50,266)	—	—	—	—	(1,159)	(1,159)
Retirement of treasury stock	—	(1)	(969)	—	(189)	1,159	—
Issuance of treasury stock	4,600	—	—	—	(20)	20	—
Stock-based compensation	—	—	5,748	—	—	—	5,748
Exercise of stock options	67,797	1	137	—	—	—	138
Common stock issued under ESPP	12,024	—	191	—	—	—	191
Issuance in acquisition of Eco	357,797	4	6,104	—	—	—	6,108
Net income attributable to the Company	—	—	—	—	16,712	—	16,712
Increase in value of RNCI	—	—	—	—	(4,528)	—	(4,528)
Other comprehensive income, net of taxes of $2,806	—	—	—	8,500	—	—	8,500
Balance at October 2, 2021	59,612,387	$635	$431,407	$11,220	$91,871	$(18,289)	$516,844
THREE MONTHS ENDED OCTOBER 1, 2022
Balance at July 2, 2022	59,946,691	$639	$437,207	$(2,368)	$163,616	$(18,289)	$580,805
Vesting of restricted stock	42,258	—	—	—	—	—	—
Purchases of treasury stock	(10,509)	—	—	—	—	(225)	(225)
Retirement of treasury stock	—	—	(163)	—	(62)	225	—
Stock-based compensation	—	—	2,729	—	—	—	2,729
Net income attributable to the Company	—	—	—	—	30,041	—	30,041
Decrease in value of RNCI	—	—	—	—	271	—	271
Other comprehensive loss, net of tax benefit of $56	—	—	—	(161)	—	—	(161)
Balance at October 1, 2022	59,978,440	$639	$439,773	$(2,529)	$193,866	$(18,289)	$613,460
NINE MONTHS ENDED OCTOBER 1, 2022
Balance at January 1, 2022	59,696,117	$635	$433,347	$7,006	$106,398	$(18,289)	$529,097
Vesting of restricted stock	359,360	—	—	—	—	—	—
Grants of restricted stock	—	6	(6)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(95,001)	—	—	—	—	(1,888)	(1,888)
Retirement of treasury stock	—	(1)	(1,498)	—	(389)	1,888	—
Stock-based compensation	—	—	7,638	—	—	—	7,638
Common stock issued under ESPP	17,964	—	291	—	—	—	291
Net income attributable to the Company	—	—	—	—	89,371	—	89,371
Increase in value of RNCI	—	—	—	—	(1,514)	—	(1,514)
Other comprehensive loss, net of tax benefit of $3,296	—	—	—	(9,535)	—	—	(9,535)
Balance at October 1, 2022	59,978,440	$639	$439,773	$(2,529)	$193,866	$(18,289)	$613,460

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

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (“NYSE”) from the NASDAQ Global Market, and began trading on the NYSE under its existing ticker symbol of “PGTI”. As of October 1, 2022, we had major manufacturing operations in Florida, in North Venice, Tampa, and in the greater Miami area. We also have manufacturing operations in Phoenix, Arizona and Clovis, California. Additionally, we have two glass tempering and laminating plants, one in North Venice, Florida and one in Medley, Florida, and one insulation glass plant located in North Venice, Florida. With the acquisition of Martin Door, a manufacturer of residential and commercial garage doors, effective as of October 14, 2022, we have a manufacturing operation in Salt Lake City, Utah. See Note 18, "Subsequent Events".

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

COVID-19

During March 2020, a global pandemic (the “Pandemic”) was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The Pandemic resulted in a significant number of infections, hospitalizations and deaths around the world, including in the United States, and in several of our key markets. COVID-19 and its effects will likely continue to impact market conditions and business operations across industries worldwide. Therefore, we remain cautious about how the economy might behave for the next few years and continue to monitor potential impact on our operations. The extent to which the circumstances of the aftermath of the Pandemic, including the continued existence of the many variants of COVID-19 in society, could affect our future business, operations and financial results will depend upon numerous factors that we are not able to accurately predict. As such, we are unable to accurately predict the future impacts of COVID-19 on the U.S. and global economies. The impact to our customers’ and suppliers’ businesses and other factors are identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A, filed with the United States Securities and Exchange Commission on June 10, 2022.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Our condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. The Company’s fiscal three and nine months ended October 1, 2022, and October 2, 2021 consisted of 13 and 39 weeks, respectively.

The condensed consolidated balance sheet as of January 1, 2022, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of January 1, 2022, and the unaudited condensed consolidated financial statements as of and for the periods ended October 1, 2022 and October 2, 2021, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended January 1, 2022, included in the Company’s most recent Annual Report on Form 10-K/A. The accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A.

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

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, we have two reportable segments: our Southeast segment and our Western segment. See Note 16 for more information. The following table provides information about our net sales by reporting segment, product category and market for the three and nine months ended October 1, 2022 and October 2, 2021:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
Disaggregation of revenue (in millions):	2022	2021	2022	2021
Reporting segment:
Southeast	$288.2	$255.1	$867.5	$731.2
Western	97.6	45.3	283.5	125.8

Total net sales	$385.8	$300.4	$1,151.0	$857.0

Product category:
Impact-resistant window and door products	$227.7	$207.8	$688.5	$596.7
Non-impact window and door products	158.1	92.6	462.5	260.3

Total net sales	$385.8	$300.4	$1,151.0	$857.0

Market:
New construction	$160.9	$120.5	$484.3	$365.0
Repair and remodel	224.9	179.9	666.7	492.0

Total net sales	$385.8	$300.4	$1,151.0	$857.0

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the three months ended October 1, 2022 and October 2, 2021, the Western segment’s net sales of its volume products were $26.6 million and $21.9 million, respectively. For the nine months ended October 1, 2022 and October 2, 2021, the Western segment’s net sales of its volume products were $82.6 million and $62.5 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At October 1, 2022 and January 1, 2022, those contract liabilities totaled $42.9 million and $45.2 million, respectively, of which $34.4 million and $37.0 million, respectively, are classified within accrued liabilities, and $8.5 million and $8.2 million, respectively, are classified as a reduction to the contract assets to which they relate. Contract assets, net, totaled $56.3 million at October 1, 2022 and $55.2 million at January 1, 2022, in the accompanying condensed consolidated balance sheets.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, we expect substantially all of the contract liabilities at January 1, 2022 were satisfied in the first quarter of 2022, and contract assets at January 1, 2022 were transferred to accounts receivable in the first quarter of 2022. We expect substantially all of the contract liabilities at October 1, 2022 will be satisfied in the fourth quarter of 2022, and contract assets at October 1, 2022 will be transferred to accounts receivable in the fourth quarter of 2022. Contract liabilities at October 1, 2022 represents cash received during the three-month period ended October 1, 2022, excluding amounts recognized as revenue during that period. Contract assets at October 1, 2022 represents revenue recognized during the three-month period ended October 1, 2022, excluding amounts transferred to accounts receivable during that period. Contract liabilities at January 1, 2022 represents cash received during the three-month period ended January 1, 2022, excluding amounts recognized as revenue during that period. Contract assets at January 1, 2022 represents revenue recognized during the three-month period ended January 1, 2022, excluding amounts transferred to accounts receivable during that period.

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

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our volume products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of October 1, 2022 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

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

As of October 1, 2022 and January 1, 2022, we had gross accounts receivable of $177.2 million and $145.9 million, respectively, and an allowance for credit losses of $10.3 million and $4.7 million, respectively. During the second quarter of 2022, a customer with whom we have had a long-term relationship experienced financial difficulties. As such, we determined to cease taking orders and provide additional reserves of approximately $3.0 million against our existing exposure to this customer. During the nine-months ended October 1, 2022, we recorded provisions for credit losses totaling $7.4 million, including the provision relating to this customer.

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

During the three months ended October 1, 2022, we recorded warranty expense at a rate of approximately 1.8% of sales, which was slightly lower than the rate during the three months ended October 2, 2021 of 1.9% of sales. Our warranty expense rate in the three months ended October 1, 2022 is a result of a decrease in the use of higher-cost contract labor we had used in the first half of 2022 to respond to warranty claims due to a currently tight labor market.

During the nine months ended October 1, 2022, we recorded warranty expense at a rate of approximately 2.0% of sales, which was slightly lower than the rate during the nine months ended October 2, 2021 of 2.1% of sales. Our warranty expense rate in the nine months ended October 1, 2022 was affected by the use of higher-cost contract labor during the first quarter of 2022 to respond to warranty claims in a currently tight labor market. The rate in the nine months ended October 2, 2021 includes the effect of wind-down of certain commercial business in the first quarter of 2021, which resulted in warranty costs higher than those we would incur in the normal course of business.

The following table summarizes current period charges, adjustments to previous estimates, as well as settlements, which represent actual costs incurred during the period for the three and nine months ended October 1, 2022 and October 2, 2021. The reserve is determined through assessing our claims history. Of the accrued warranty reserve of $15.5 million at October 1, 2022, $12.5 million is classified within accrued expenses as current liabilities on the condensed consolidated balance sheet at October 1, 2022, with the remainder classified within other liabilities as non-current liabilities. Of the accrued warranty reserve of $13.5 million at January 1, 2022, $11.8 million is classified within accrued expenses as current liabilities on the condensed consolidated balance sheet at January 1, 2022, with the remainder classified within other liabilities as non-current liabilities.

	Beginning	Acquisition-	Charged			End of
Accrued Warranty	of Period	Related	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended October 1, 2022	$16,151	$(2,537)	$6,880	$750	$(5,763)	$15,481

Three months ended October 2, 2021	$9,459	$347	$5,706	$(531)	$(5,505)	$9,476

Nine months ended October 1, 2022	$13,504	$(2,537)	$22,872	$1,263	$(19,621)	$15,481

Nine months ended October 2, 2021	$8,001	$536	$18,015	$(890)	$(16,186)	$9,476

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

	October 1,	January 1,
	2022	2022
	(in thousands)
Raw materials	$107,005	$87,164
Work-in-progress	2,729	3,248
Finished goods	2,523	1,028

Inventories	$112,257	$91,440

NOTE 5. STOCK BASED-COMPENSATION

Stock-Based Compensation Expense

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $2.7 million for the three months ended October 1, 2022 and $2.3 million for the three months ended October 2, 2021. We recorded compensation expense for stock-based awards of $7.6 million for the nine months ended October 1, 2022 and $5.7 million for the nine months ended October 2, 2021. As of October 1, 2022, there was $11.9 million in total unrecognized compensation cost related entirely to restricted share awards, including time-vesting and those with performance conditions. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.7 years at October 1, 2022.

Of the $2.7 million and $2.3 million in stock-based compensation expense in the three months ended October 1, 2022 and October 2, 2021, respectively, $2.3 million and $1.9 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales. Of the $7.6 million and $5.7 million in stock-based compensation expense in the nine months ended October 1, 2022 and October 2, 2021, respectively, $6.6 million and $4.9 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales.

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

NOTE 6. ACQUISITIONS

See Note 18, Subsequent Events, for a discussion of events relating to an acquisition that occurred after October 1, 2022.

ANLIN WINDOWS & DOORS

On October 25, 2021, we completed the acquisition of Anlin Windows & Doors. The acquisition was done by Western Window Holding LLC, a Delaware limited liability company, indirectly wholly-owned by PGT Innovations, Inc., which acquired substantially all of the assets, properties and rights owned, used or held for use in the business, as operated by Anlin Industries, a California corporation, of manufacturing vinyl windows and doors for the replacement market and the new construction market, and all activities conducted in connection therewith (the "Anlin Acquisition"), pursuant to that certain Asset Purchase Agreement dated as of September 1, 2021 (the “Anlin Purchase Agreement”), by and among the Company, and Anlin Industries. The fair value of consideration transferred in the Anlin Acquisition was $121.7 million, composed of $115.0 million in cash, including $113.5 million for purchase price and $1.5 million in working capital adjustments, including $0.8 million paid during the three months ended October 1, 2022, and fair value of contingent consideration of $6.7 million, discussed in greater detail below.

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

The estimated fair value of assets acquired, and liabilities assumed as of the closing date of the Anlin Acquisition, are as follows:

	Initial Allocation	Adjustments to Allocation	Final Allocation
Accounts receivable	$10,803	$—	$10,803
Inventories	7,633	(327)	7,306
Contract assets, net	7,027	—	7,027
Prepaid expenses and other assets	1,626	(954)	672
Property and equipment	22,800	1,509	24,309
Operating lease right-of-use asset	3,450	14	3,464
Intangible assets	77,800	(5,800)	72,000
Total assets acquired	131,139	(5,558)	125,581
Accounts payable	(5,175)	593	(4,582)
Accrued and other liabilities	(7,993)	2,537	(5,456)
Operating lease liability	(3,450)	(14)	(3,464)
Total liabilities assumed	(16,618)	3,116	(13,502)
Net assets acquired	114,521	(2,442)	112,079
Goodwill	5,596	4,017	9,613
Fair value of consideration transferred	$120,117	$1,575	$121,692

Consideration:
Cash	$114,196	$786	$114,982
Contingent consideration	5,921	789	6,710
Fair value of consideration transferred	$120,117	$1,575	$121,692

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

Valuations of the intangible assets were done using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs, with the assistance of a third-party valuation firm. During the first quarter of 2022, we made several adjustments to the estimated fair value of the initial valuation of certain intangible assets. Additionally, we determined that a portion of the customer relationship asset we acquired related to Anlin's backlog, which had an estimated useful life of less than three months, resulting in its estimated fair value of $2.2 million becoming fully amortized in the first quarter of 2022, discussed below, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine-month period ended October 1, 2022.

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

The first contingent consideration payment was agreed to be $2.7 million, which exceeded its estimated fair value by $0.3 million. This excess is classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended October 1, 2022. The payment was made during the second quarter of 2022 after both parties agreed to extend the deadline for the first payment past the March 31, 2022 due date stated in the Anlin Purchase Agreement.

During the third quarter of 2022, we updated our estimate of the fair value of the contingent consideration relating to 2022 Anlin EBITDA, which was estimated to be $9.1 million. As such, we recognized an expense of approximately $4.8 million, representing the difference between this updated estimated fair value, and the fair value estimated in our purchase price allocation, classified as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended October 1, 2022. We will continue to update our estimate of the fair value of the contingent consideration relating to 2022 Anlin EBITDA each reporting period, as required by ASC 805, and record any adjustments within operating income until finalized by March 31, 2023.

Regarding the allocation of the fair value of consideration transferred in the Anlin Acquisition, as discussed in Note 5 of our Annual Report on Form 10-K/A for the year ended January 1, 2022, specific items being finalized are our calculations of contingencies assumed in the Anlin acquisition, including the earn-out contingencies and reserves for warranty obligations. During the three months ended October 1, 2022, we finalized our calculation of the reserves for warranty obligations assumed in the Anlin Acquisition. As a result, we recorded a decrease in accrued and other liabilities of $2.5 million, resulting in an equal decrease in goodwill.

For tax purposes, contingent consideration does not become part of tax goodwill until paid. As such, the amount of goodwill deductible for tax purposes will not be finalized until the outcome of both earn-out contingency payments are known. As of October 1, 2022, the initial estimated fair value of the contingent consideration in the allocation relating to the remaining payment was $4.3 million, and goodwill according to the current allocation of consideration is $9.6 million. As such, as of October 1, 2022, the amount of goodwill estimated to be tax deductible is the difference of $5.3 million. Anlin's goodwill is included as part of the Western reporting. We believe Anlin's goodwill relates to the expansion of our footprint in a key, strategic market we have identified as a geographic area of growth for our Company. Our estimate of the amount of tax deductible goodwill may change as the amounts of the payments of contingent consideration are finalized.

As discussed above, we made changes to the initial estimated fair values of the trade name and customer relationships assets in the Anlin Acquisition, and we determined that a portion of our customer relationships intangible asset relates to the backlog acquired in the acquisition, which we estimated to be $2.2 million. Due to the short useful life of the customer-related backlog, its estimated fair value of $2.2 million was fully amortized by the end of the first quarter of 2022, which is classified within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine-month period ended October 1, 2022.

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

	Three Months Ended	Nine Months Ended
Pro Forma Results (unaudited)	October 2, 2021	October 2, 2021
(in thousands, except per share amounts)	(unaudited)
Net sales	$329,613	$939,395

Net income (loss) attributable to common shareholders	$(3,326)	$18,410

Net income (loss) per common share attributable to common shareholders:
Basic	$(0.06)	$0.31
Diluted	$(0.06)	$0.31

Net sales of Anlin included in the condensed consolidated statement of operations for the three and nine months ended October 1, 2022, was $35.0 million and $106.2 million, respectively. The net income of Anlin in the condensed consolidated statement of operations for the three and nine months ended October 1, 2022, was $4.4 million and $14.6 million, respectively.

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

The fair value of consideration transferred in the acquisition of CRi totaled $12.5 million, and included $12.1 million in cash, funded from cash on hand, and $0.4 million in accounts receivable owed by CRi to the Company’s western business unit relating to sales prior to the acquisition, which are considered settled as a result of the acquisition. The preliminary estimated fair value of assets acquired and liabilities assumed totaled $17.6 million and $5.1 million, respectively, which included offsetting operating lease right of use assets and operating lease liabilities totaling $2.6 million. The estimated fair value of assets acquired also included current assets totaling $4.1 million, primarily accounts receivable, identifiable intangible assets totaling $7.0 million, goodwill of $3.7 million, all of which we believe is tax deductible, and a small amount of property and equipment. Liabilities assumed included the aforementioned operating lease liability, as well as a total of $2.5 million in trade accounts payable and customer deposits. Valuations of the intangible assets have been estimated using income and royalty relief approaches based on projections, which we consider to be Level 3 inputs, with the assistance of a third-party valuation firm. We believe goodwill in the acquisition relates to the expansion of our footprint in an existing market, in a way that we believe will enhance our long-term profitability in that market of our Western business. Sales and net income from CRi included in the three and nine months ended October 1, 2022 was immaterial.

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

The fair value consideration for Eco was $102.0 million, including $94.4 million in cash, after favorable adjustments totaling $5.6 million relating to working capital and customer deposits which were agreed to and settled in the second quarter of 2021, and estimated contingent consideration of $1.5 million recorded in the second quarter of 2022, which was required by the purchase agreement. During the third quarter of 2022, the amount of the contingent consideration was finalized and determined to be $1.9 million, with the difference of $427 thousand classified as selling, general and administrative expense in the three and nine months ended October 1, 2022. The fair value of consideration also included PGT Innovations, Inc. common stock with a then estimated fair value of $6.1 million. The cash portion of the purchase price was financed by a second add-on issuance of $60.0 million aggregate principal amount of 6.75% senior notes to the 2018 Senior Notes due 2026 on January 25, 2021 (the “Additional Senior Notes”), issued at 105.5% of their principal amount, resulting in a premium to us of $3.3 million, together with cash on hand of $31.1 million.

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

Dilutive shares from equity plans in the three months ended October 2, 2021 was zero, as we had a net loss attributable to common shareholders during this period which, by adding such dilutive shares would have resulted in anti-dilution to net loss per common share. Dilutive shares from equity plans for the three months ended October 2, 2021 would have been 510 thousand shares.

There were no anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three- or nine-month periods ended October 1, 2022, or October 2, 2021.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Net income (loss)	$30,414	$(5,140)	$90,705	$18,368
Less: Net income attributable to RNCI	(373)	(677)	(1,334)	(1,656)
Net income (loss) attributable to the Company	30,041	(5,817)	89,371	16,712
Decrease (increase) in redemption value of RNCI	271	(965)	(1,514)	(4,528)
Net income (loss) attributable to common shareholders	$30,312	$(6,782)	$87,857	$12,184

Weighted-average number of common shares outstanding - Basic	59,964	59,590	59,908	59,475
Add: Dilutive shares from equity plans	438	—	293	560

Weighted-average number of common shares outstanding - Diluted	60,402	59,590	60,201	60,035

Net income (loss) per common share attributable to common shareholders:
Basic	$0.51	$(0.11)	$1.47	$0.20
Diluted	$0.50	$(0.11)	$1.46	$0.20

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets are as follows:

			Initial
	October 1,	January 1,	Useful Life
	2022	2022	(in years)
	(in thousands)
Goodwill	$370,115	$364,598	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$208,441	$212,141	indefinite

Customer relationships and customer-related assets	286,947	289,047	<1-15
Trade name (amortizable)	22,200	22,200	15
Developed technology	5,900	5,900	6-10
Non-compete agreement	3,338	3,338	2-5
Software license	590	590	2
Less: Accumulated amortization	(158,416)	(138,691)

Subtotal	160,559	182,384

Other intangible assets, net	$369,000	$394,525

Goodwill at January 1, 2022	$364,598
Increase in Anlin Acquisition contingent consideration	789
Decrease in Anlin Acquisition trade name	3,700
Decrease in Anlin Acquisition customer relationships	4,300
Increase in Anlin Acquisition customer-related backlog asset	(2,200)
Final net working capital payment in Anlin Acquisition	786
Estimated contingent consideration in Eco Acquisition	1,500
Decrease in estimated warranty reserve in Anlin Acquisition	(2,537)
Net other measurement period changes in Anlin Acquisition	(821)

Goodwill at October 1, 2022	$370,115

Trade names (indefinite-lived) at January 1, 2022	$212,141
Decrease in Anlin Acquisition trade name	(3,700)

Trade names (indefinite-lived) at October 1, 2022	$208,441

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2022	$5,162
2023	20,520
2024	20,474
2025	20,299
2026	16,906
Thereafter	77,198

Total	$160,559

Amortization expense relating to amortizable intangible assets for the three months ended October 1, 2022 and October 2, 2021, was $5.8 million and $5.3 million, respectively. Amortization expense relating to amortizable intangible assets for the nine months ended October 1, 2022 and October 2, 2021, was $19.7 million and $15.2 million, respectively. See Note 6 for discussion of the amortization of the customer-related backlog asset of $2.2 million during the nine-month period ended October 1, 2022.

We perform our annual goodwill and indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. During the nine months ended October 1, 2022, we did not identify any events which we believe would trigger the need for tests for impairments of our indefinite-lived intangibles assets. As of October 1, 2022 and January 1, 2022, the carrying value of our Southeast reporting unit goodwill is $228.3 million and $226.8 million, respectively. As of October 1, 2022 and January 1, 2022, the carrying value of our Western reporting unit goodwill is $141.8 million and $137.8 million, respectively. Goodwill of our Southeast reporting unit includes the goodwill relating to Eco. Goodwill of our Western reporting unit includes the goodwill relating to both Anlin and CRi.

NOTE 9. LONG-TERM DEBT

	October 1,	January 1,
	2022	2022
	(in thousands)

2021 Senior Notes due 2029, maturing in October 2029	$575,000	$575,000

2016 Credit Agreement due 2024, maturing in October 2024	60,000	60,000

Long-term debt	635,000	635,000

Deferred financing costs	(8,424)	(9,345)

Long-term debt, net	$626,576	$625,655

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

As of October 1, 2022, the face value of debt outstanding under the 2021 Senior Notes was $575.0 million, and accrued interest was $12.6 million. Proceeds from the 2021 Senior Notes were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs, and the prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the 2016 Credit Agreement of $54.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021. See Note 6, Acquisitions, for a discussion of the Anlin Acquisition.

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

2016 Credit Agreement due 2024

See Note 18, Subsequent Events, for a discussion of events relating to the 2016 Credit Agreement that occurred after October 1, 2022.

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

On October 25, 2021, we entered into an amendment of our 2016 Credit Agreement ("Fourth Amendment"). The Fourth Amendment provided for, among other things, a three-year Term A loan in the aggregate maximum available amount of $60.0 million (the "Incremental Term A Loan"), proceeds from which were used to fund the Anlin Acquisition. The Fourth Amendment does not change any terms relating to the Revolving Facility, under which we paid quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. As of October 1, 2022, there were $5.7 million in letters of credit outstanding and $74.3 million available under the Revolving Facility.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2024 was 5.12% as of October 1, 2022, and was 2.10% at January 1, 2022.

Deferred Financing Costs

The activity relating to deferred financing costs, composed of third-party fees and costs, and lender fees, for the nine months ended October 1, 2022, are as follows. All deferred financing costs are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$9,345
Less: Amortization expense	(921)
At end of period	$8,424

Estimated amortization expense relating to deferred financing costs for the years indicated as of October 1, 2022, is as follows:

(in thousands)	Total
Remainder of 2022	$312
2023	1,282
2024	1,282
2025	1,083
2026	1,114
Thereafter	3,351

Total	$8,424

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

The components of lease expense for the three and nine months ended October 1, 2022 and October 2, 2021, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021

Operating lease cost	$5,101	$4,213	$14,941	$10,990
Short-term lease cost	2,668	2,280	7,488	6,696
Total lease cost	$7,769	$6,493	$22,429	$17,686

Other information relating to leases for the three and nine months ended October 1, 2022 and October 2, 2021, are as follows (in thousands, except years and percentages):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(4,913)	$(3,435)	$(14,230)	$(9,503)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,363	$933	$13,625	$47,838

Weighted average remaining lease term in years
Operating leases	6.39	6.39	6.39	6.39

Weighted average discount rate
Operating leases	5.4%	5.5%	5.4%	5.5%

Future maturities under operating leases were as follows at October 1, 2022 and January 1, 2022 (in thousands):

	October 1,	January 1,
	2022	2022
Remainder of 2022	$5,005	$17,929
2023	19,735	17,577
2024	19,140	16,990
2025	17,998	15,987
2026	16,799	15,025
2027	15,847	14,358
Thereafter	22,978	17,891

Total future minimum lease payments	117,502	115,757

Less: Imputed interest	(17,361)	(18,674)

Operating lease liability - total	$100,141	$97,083

Reported as of October 1, 2022 and January 2, 2021:
Current portion of operating lease liability	$15,247	$13,180
Operating lease liability, less current portion	84,894	83,903

Operating lease liability - total	$100,141	$97,083

As of October 1, 2022, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2032. Lease expense was $7.8 million for the three months ended October 1, 2022 and was $6.5 million for the three months ended October 2, 2021. Of the $7.8 million for the three months ended October 1, 2022, $4.0 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Of the $6.5 million for the three months ended October 2, 2021, $0.5 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Lease expense was $22.4 million for the nine months ended October 1, 2022 and was $17.7 million for the nine months ended October 2, 2021. Of the $22.4 million for the nine months ended October 1, 2022, $11.4 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses. Of the $17.7 million for the nine months ended October 2, 2021, $6.9 million is classified as cost of sales in the accompanying condensed consolidated statement of operations, with the remainder classified within selling, general and administrative expenses.

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

NOTE 12. INCOME TAXES

We had income tax expense of $10.1 million for the three months ended October 1, 2022, compared with income tax benefit of $2.4 million for the three months ended October 2, 2021. Our effective tax rate for the three months ended October 1, 2022, was 24.9%, compared with 31.9% for the three months ended October 2, 2021. Our income tax expense for the three months ended October 1, 2022, and income tax benefit for the three months ended October 2, 2021, includes income tax expenses of $291 thousand and $449 thousand, respectively, relating to our 75% share of the pre-tax earnings of Eco. We had an income tax expense of $29.9 million for the nine months ended October 1, 2022, compared with income tax expense of $4.3 million for the nine months ended October 2, 2021. Our effective tax rate for the nine months ended October 1, 2022, was 24.8%, compared with 18.8% for the nine months ended October 2, 2021. Our income tax expense for the nine months ended October 1, 2022, and October 2, 2021, includes $1.0 million and $1.2 million, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three months ended October 1, 2022 includes discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $60 thousand, and from research and development tax credits true-up adjustments, which totaled $472 thousand. The income tax benefit in the three months ended October 2, 2021 included discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards totaling $14 thousand, and other true-up adjustments totaling less than $0.1 million. Income tax expense in the nine months ended October 1, 2022 includes discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $156 thousand, from research and development tax credits true-up adjustments, which totaled $472 thousand, and a refund from the state of Florida, received by the Company in the second quarter of 2022, relating to excess taxes received by the state in 2021, which was $584 thousand, benefiting tax expense by $462 thousand, net of its Federal tax effect. Income tax expense in the nine months ended October 2, 2021 include discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $714 thousand. Excluding discrete items of income tax, the effective tax rates for the three months ended October 1, 2022 and October 2, 2021, would have been an income tax expense rate of 26.2% and an income tax benefit rate of 30.8%, respectively. Excluding discrete items of income tax, the effective tax rates for the nine months ended October 1, 2022 and October 2, 2021, would have been income tax expense rates of 25.7% and 21.9%, respectively.

In September 2021, the state of Florida announced that the corporate income tax rate for the 2021 tax year was being lowered from its then current level of 4.458% to 3.535%. However, for 2022, Florida's corporate income tax rate returned to its statutory level before the passage of the Tax Cuts and Jobs Act, which is 5.5%. As such, we adjusted our annual effective tax rate for 2022 to include this increase in rate in Florida, where a substantial portion of our business is apportioned, to an estimated combined statutory federal and state rate of 25.7%, from our estimate in 2021 of 24.2%. During the first nine months of 2022, we made payments of estimated taxes totaling $21.7 million, which included $20.8 million in Federal estimated income taxes with the remainder to various states, primarily Florida. During the first nine months of 2021, we made payments of estimated taxes totaling $12.4 million, which included $8.3 million in Federal estimated income taxes with the remainder to various states, primarily Florida. As a result of Hurricane Ian, a large and destructive Category 4 Atlantic hurricane, which made landfall on the southwest Florida coastline at Cayo Costa on September 28, 2022, the U.S. Internal Revenue Service and the state of Florida have both extended their deadlines for payment of the fourth quarter 2022 estimated tax payment, originally due December 15, 2022, to February 15, 2023.

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

During the three or nine months ended October 1, 2022 or October 2, 2021, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under the 2016 Credit Agreement, as well as the 2021 Senior Notes, all classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2024 approximated its carrying value due to its variable-rate nature, and was approximately $60.0 million as of October 1, 2022, and January 1, 2022, compared to a principal outstanding value of $60.0 million at those dates, respectively. The fair value of the 2021 Senior Notes is based on debt with similar terms and characteristics and was approximately $475.8 million as of October 1, 2022, compared to a principal outstanding value of $575.0 million, and the fair value was approximately $578.2 million as of January 1, 2022, compared to a principal outstanding value of $575.0 million.

Items Measured at Fair Value

The following are measured in the condensed consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
October 1, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$(4,001)	$—	$(4,001)	$—
MTP contracts	598	—	598	—

	$(3,403)	$—	$(3,403)	$—

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
January 1, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$4,829	$—	$4,829	$—
MTP contracts	4,599	—	4,599	—
	$9,428	$—	$9,428	$—

See Note 14 for a description of the methods and assumptions used in the determination of the fair values of our aluminum forward and Midwest Transaction Premium (“MTP”) contracts, as well as the basis for classifying these assets and liabilities as Level 2.

NOTE 14. DERIVATIVES

Aluminum Contracts and Midwest Transaction Premium

We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusion we use in production, and to hedge the fluctuations in the price of the delivery component of our aluminum extrusion purchases, known as the Midwest Transaction Premium, or MTP. Our contracts are designated as cash flow hedges since they are highly effective in offsetting changes in the cash flows attributable to forecasted purchases of aluminum and the related MTP.

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

At October 1, 2022, the fair value of our aluminum forward contracts was in a liability position of $4.0 million. We had 8 outstanding forward contracts for the purchase of 11.5 million pounds of aluminum through December 2022, at an average price of $1.33 per pound, which excludes the Midwest premium, with maturity dates of between one and three months. At October 1, 2022, the fair value of our MTP contracts was in an asset position of $0.6 million. We had 2 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 5.3 million pounds of aluminum through December 2022, at an average price of $0.11 per pound, with maturity dates of between one and three months. We assessed the risk of non-performance of the Company and our counterparty to these contracts, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of October 1, 2022.

We assess the effectiveness of our aluminum forward and MTP contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. We expect the amount of accumulated other comprehensive loss of approximately $3.4 million in the accompanying condensed consolidated balance sheet as of October 1, 2022, to be reclassified to earnings within the next twelve months.

The fair values of our aluminum hedges and MTP contracts are classified in the accompanying condensed consolidated balance sheets at October 1, 2022 and January 1, 2022, as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	October 1, 2022		October 1, 2022
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$—	Accrued liabilities	$(4,001)
MTP contracts	Other current assets	598	Accrued liabilities	—
Aluminum contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$598	Total derivative liabilities	$(4,001)

	Derivative Assets		Derivative Liabilities
	January 1, 2022		January 1, 2022
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$4,829	Accrued liabilities	$—
MTP contracts	Other current assets	4,599	Accrued liabilities	—
Aluminum contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$9,428	Total derivative liabilities	$—

The ending accumulated balance for the aluminum forward and MTP contracts included in accumulated other comprehensive income (losses), net of tax, was an accumulated other comprehensive loss of $2.5 million as of October 1, 2022, and was an accumulated other comprehensive income of $7.0 million at January 1, 2022. The income tax effects of accumulated comprehensive income (losses) are released as amounts are reclassified out of accumulated comprehensive income (losses) at the income tax rate used at the time those income tax effects were provided, which generally represents our blended statutory income tax rate.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three and nine months ended October 1, 2022 and October 2, 2021 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Three Months Ended			Three Months Ended
	October 1,	October 2,		October 1,	October 2,
	2022	2021		2022	2021

Aluminum contracts	$(2,012)	$4,194	Cost of sales	$(3,185)	$4,271

MTP contracts	$(621)	$2,355	Cost of sales	$769	$2,425

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Nine Months Ended			Nine Months Ended
	October 1,	October 2,		October 1,	October 2,
	2022	2021		2022	2021

Aluminum contracts	$(9,427)	$13,385	Cost of sales	$(597)	$8,423

MTP contracts	$(60)	$10,525	Cost of sales	$3,941	$4,181

We classify cash flows related to derivative instruments as operating activities in the condensed consolidated statements of cash flows.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the components of accumulated other comprehensive income (loss) for the three and nine months ended October 1, 2022 and October 2, 2021 (in thousands):

Three months ended October 1, 2022	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at July 2, 2022	$(3,846)	$1,478	$(2,368)
Increase (decrease) in fair value of derivatives	(2,012)	(621)	(2,633)
Amounts reclassified from accumulated other comprehensive income (loss)	3,185	(769)	2,416
Tax effect	(279)	335	56
Net current-period other comprehensive loss	894	(1,055)	(161)
Balance at October 1, 2022	$(2,952)	$423	$(2,529)

Nine months ended October 1, 2022	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at January 1, 2022	$3,610	$3,396	$7,006
Increase (decrease) in fair value of derivatives	(9,427)	(60)	(9,487)
Amounts reclassified from accumulated other comprehensive income	597	(3,941)	(3,344)
Tax effect	2,268	1,028	3,296
Net current-period other comprehensive loss	(6,562)	(2,973)	(9,535)
Balance at October 1, 2022	$(2,952)	$423	$(2,529)

Three months ended October 2, 2021	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at July 3, 2021	$6,191	$5,139	$11,330
Increase in fair value of derivatives	4,194	2,355	6,549
Amounts reclassified from accumulated other comprehensive income	(4,271)	(2,425)	(6,696)
Tax effect	20	17	37
Net current-period other comprehensive loss	(57)	(53)	(110)
Balance at October 2, 2021	$6,134	$5,086	$11,220

Nine months ended October 2, 2021	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at January 2, 2021	$2,403	$317	$2,720
Increase in fair value of derivatives	13,385	10,525	23,910
Amounts reclassified from accumulated other comprehensive income	(8,423)	(4,181)	(12,604)
Tax effect	(1,231)	(1,575)	(2,806)
Net current-period other comprehensive income	3,731	4,769	8,500
Balance at October 2, 2021	$6,134	$5,086	$11,220

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

The following table represents summary financial data attributable to our operating segments for the three and nine months ended October 1, 2022, and October 2, 2021. Results of the Southeast segment for the three and nine months ended October 1, 2022 includes the results of Eco for the entire three- and nine-month periods, whereas for the three and nine months ended October 2, 2021, the three months ended October 2, 2021 includes the results of Eco for the entire three-month period, but the nine months ended October 2, 2021 includes only its post-acquisition period from February 1, 2021. Results of the Western segment for the three and nine months ended October 1, 2022 includes the results of CRi, acquired May 1, 2021, and Anlin, acquired October 25, 2021. Results of the Western segment for the three and nine months ended October 2, 2021, includes CRi's results for the post acquisition period from May 1, 2021, and no results from Anlin. Corporate overhead has been allocated to each segment using an allocation method we believe is reasonable (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Net sales:
Southeast segment	$288,246	$255,170	$867,505	$731,257
Western segment	97,591	45,261	283,515	125,766

Total net sales	$385,837	$300,431	$1,151,020	$857,023

Income from operations:
Southeast segment	$30,037	$20,713	$96,607	$54,977
Western segment	17,366	4,895	45,132	16,091

Total income from operations	47,403	25,608	141,739	71,068

Interest expense, net	6,889	7,686	21,124	22,968
Debt extinguishment costs	—	25,472	—	25,472

Total income (loss) before income taxes	$40,514	$(7,550)	$120,615	$22,628

Depreciation expense for the three months ended October 1, 2022 and October 2, 2021, was $6.7 million and $7.0 million for our Southeast segment, respectively, and $1.6 million and $0.9 million for our Western segment, respectively. Depreciation expense for the nine-months ended October 1, 2022 and October 2, 2021, was $20.6 million and $19.7 million for our Southeast segment, respectively, and $4.7 million and $2.6 million for our Western segment, respectively. Amortization expense for the three months ended October 1, 2022 and October 2, 2021, was $2.7 million, and $2.7 million for our Southeast segment, respectively, and $3.1 million and $2.6 million for our Western segment, respectively. Amortization expense for the nine months ended October 1, 2022 and October 2, 2021, was $8.1 million, and $7.9 million for our Southeast segment, respectively, and $11.6 million and $7.3 million for our Western segment, respectively.

Total assets of our Southeast segment as of October 1, 2022 and January 1, 2022 were $995.3 million and $911.3 million, respectively. Total assets of our Western segment as of October 1, 2022 and January 1, 2022 were $607.3 million and $549.3 million, respectively.

NOTE 17. REEDEMABLE NON-CONTROLLING INTEREST

On February 1, 2021, we completed an acquisition of a 75% ownership stake in Eco. The seller of Eco obtained the remaining equity interest in the newly formed company, Eco Enterprises. The seller’s redeemable non-controlling interest ("RNCI") was initially established at fair value.

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

The Company calculates the estimated future redemption value of the non-controlling interest on a quarterly basis. The redeemable non-controlling interest is accreted to the future redemption value using the effective interest method up to the date on which the put-right becomes effective. Any accretion adjustment in the current reporting period of the redeemable non-controlling interest is offset against retained earnings and impacts earnings used in the calculation of earnings per share attributable to common shareholders in the reporting period. Based on the formula in the operating agreement governing this transaction, the future redemption value of the redeemable non-controlling interest was estimated to be $47.5 million, which we accreted to $39.7 million as of October 1, 2022.

The following table presents the changes in the Company’s redeemable non-controlling interest for the period presented:

	Nine Months Ended
	October 1,	October 2,
(in thousands)	2022	2021
Balance at beginning of period	$36,863	$—
RNCI in Eco at initially estimated fair value	—	28,464
Net income attributable to redeemable non-controlling interest	1,334	1,656
Change in value of redeemable non-controlling interest	1,514	4,528
Balance at end of period	$39,711	$34,648

NOTE 18. SUBSEQUENT EVENTS

Acquisition and Refinancing

On October 14, 2022, pursuant to a Share Purchase Agreement ("SPA"), WWS Acquisition LLC (“Buyer”), a Missouri limited liability company and indirect wholly owned subsidiary of the Company, completed the acquisition ("Martin Acquisition") of all of the issued and outstanding shares of capital of Martin Door Holdings Inc., a Utah corporation (“Seller” or "Martin") headquartered in Salt Lake City, and manufacturer of premium overhead garage doors and hardware serving the Western U.S. residential and commercial markets.

The total fair value of consideration transferred at closing for the Martin Acquisition, was approximately $187.8 million, subject to certain adjustments as set forth in the SPA, which included an enterprise value of $185.0 million, and a payment of approximately $2.8 million for estimated net working capital in excess of target net working capital. The purchase price is subject to a post-closing true-up mechanism as set forth in the SPA, which is expected to be determined within ninety days from the date of the closing of the Martin Acquisition. Martin's assets include those typical to the operation of the business including accounts receivable, inventories, property and equipment, as well as intangibles assets which we expect will include one or more Martin trade names, customer relationships, developed technology, and possibly other yet to be identified intangible assets. We expect to engage a third-party valuation firm to assist with the valuation of such assets.

On October 13, 2022, the Company entered into an amendment of the 2016 Credit Agreement (the “Fifth Amendment”). The Fifth Amendment provides for, among other things, a new five-year revolving credit facility in an aggregate principal amount of $250.0 million (the “New Revolving Credit Facility”). The New Revolving Credit Facility refinances and replaces the previously existing $80.0 million revolving credit facility under the 2016 Credit Agreement. The Company’s obligations under the 2016 Credit Agreement continue to be secured by substantially all of its and its direct and indirect subsidiaries’ assets.

Interest on borrowings under the New Revolving Credit Facility is payable either quarterly or at the expiration of any Secured Overnight Financing Rate ("SOFR") interest period applicable thereto. Borrowings under the New Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (with a floor of 100 basis points) plus a percentage spread (ranging from 0.75% to 1.75%) based on our first lien net leverage ratio or SOFR (with a floor of 0 basis points) plus a percentage spread (ranging from 1.75% to 2.75%) based on our first lien net leverage ratio. After giving effect to the Fifth Amendment, we will pay quarterly fees on the unused portion of the New Revolving Credit Facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Fifth Amendment also modifies the financial covenant under the 2016 Credit Agreement such that it will be tested on a quarterly basis, commencing with the fiscal quarter ending December 31, 2022.

The Martin Acquisition was financed with the $250.0 million available under the New Revolving Credit Facility provided by the Fifth Amendment of our 2016 Credit Agreement, under which we drew $160.0 million on October 14, 2022, the proceeds of which were used to pay $98.4 million of the $187.8 million total fair value of consideration transferred, and to pay $61.6 million to prepay our $60.0 million Term A Loan under the Fourth Amendment of our 2016 Credit Agreement, plus $1.6 million in fees, costs and accrued interest. The remainder of the total fair value of consideration transferred totaling $89.4 million was funded with cash and cash equivalents on hand previously generated through operations. We also paid buyer fees and costs relating to the Martin Acquisition, which we are analyzing for proper accounting treatment. We accrued an estimated $1.25 million of acquisition-related expenses in the three months ended October 1, 2022 for services received prior to the closing of the Martin Acquisition, classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended October 1, 2022.

Cyberattack

On November 5, 2022, the Company detected a ransomware infection that impacted portions of its network and caused disruption to daily business operations. Immediately, upon discovery, the Company engaged outside cybersecurity experts familiar with these types of incidents to conduct a forensic investigation and assess the extent and scope of the incident. As of the date of the filing of this Quarterly Report on Form 10-Q, the investigation is in its early stages and ongoing. To date, there is no evidence of personal information being accessed or acquired.

Security is a top priority for the Company, and the Company continues to work to take a series of measures to safeguard the integrity of its information technology systems. Upon detecting the security event, the Company took immediate steps designed to contain the incident and implement its business continuity plans to restore and support continued operations. The Company has notified appropriate law enforcement authorities.

The Company is also working closely with cybersecurity experts and legal counsel. The Company is in the early stages of its investigation and assessment of the security event and cannot determine, at this time, the extent of the impact from such event on its business, results of operations or financial condition or whether such impact will have a material adverse effect. The Company carries insurance, including cyber insurance, commensurate with the size and the nature of its operations. Further, while the Company is communicating with its customers regarding this disruption, it cannot guarantee that its customer relationships will not be harmed as a result of this event. In addition to these risks and other information set forth in this report, one should carefully consider the discussion on the other risks and uncertainties that cybersecurity incidents may have on us, contained in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended January 1, 2022.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “assume,” “believe,” “could,” “estimate,” “guidance,” “may,” “outlook,” “forecast,” “intend,” “could,” “project,” “estimate,” “anticipate,” “should,” “plan,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding our acquisitions of Anlin Windows & Doors ("Anlin"), and Martin Door Holdings, Inc. ("Martin"); pricing actions benefiting margins; effects of Hurricane Ian and other economic headwinds such as increasing interest rates and rising inflation; improvement of our operations and business integration; and our net sales guidance.

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
•
the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, our recent acquisitions, including our acquisitions of Martin, Anlin and Eco;
•
our level of indebtedness, which increased in connection with our recent acquisitions, including our acquisitions of Martin, Anlin and Eco;
•
increases in credit losses from obligations owed to us by our customers in the event of a downturn in the home repair and remodel or new home construction channels in our core markets and our inability to collect such obligations from such customers;
•
the risks that the anticipated cost savings, synergies, revenue enhancement strategies and other benefits expected from our acquisitions of Martin, Anlin, and Eco, may not be fully realized or may take longer to realize than expected or that our actual integration costs may exceed our estimates;
•
increases in transportation costs, including increases in fuel prices;
•
our dependence on our limited number of geographically concentrated manufacturing facilities, which increased further due to our acquisition of Eco;
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
•
in addition to our acquisitions of Martin, Anlin, and Eco, our ability to successfully integrate businesses we may acquire in the future, or that any business we acquire may not perform as we expected at the time we acquire it; and
•
the other risks and uncertainties discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended January 1, 2022 and our other filings with the Securities and Exchange Commission.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

EXECUTIVE OVERVIEW

Hurricane Ian

Hurricane Ian, a large and destructive Category 4 Atlantic hurricane, made landfall on the southwest Florida coastline at Cayo Costa on September 28, 2022, moving slowly to the northeast across the entire state causing widespread damage to property from high winds and severe flooding. Three of PGT’s manufacturing facilities and many of our team were directly in the path of Hurricane Ian. Even though the Company’s manufacturing facilities did not sustain any meaningful damage from the storm, many of our team members live in the areas that were hardest hit.

We closed our west Florida facilities on Tuesday, September 27th, and did not open them until Monday, October 3rd. Our facilities did not sustain any significant physical damage, but disruption caused by the storm resulted in us having limited ability to produce at our facilities as our team members could not safely travel to work due to road closures caused by subsequent flooding and downed trees and power lines. Hurricane Ian caused disruption to our ability to manufacture and distribute our products as our team members were unable to safely travel to our impacted facilities. Production in the first week after Ian was only a single shift with lower than usual productivity caused by using makeshift labor teams for our various production lines. Also, Hurricane Ian affected our customers’ ability to accept deliveries of our products. We estimate that storm-related disruptions caused approximately $12.0 million of third-quarter 2022 sales to be deferred. In addition to the impact to profits from lost sales, we incurred disruption and recovery costs as a result of the storm totaling $1.8 million in the three and nine months ended October 1, 2022, of which $1.1 million is classified as cost of sales, and $0.7 million is classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended October 1, 2022.

As we continued through the month of October, we were able to increase the number of shifts and gradually improve on our productivity from the first week of the month, and are just now reaching productivity levels that we were delivering before the storm. As we work through the remainder of the fourth quarter, we will be taking further actions that should allow us to get back to more reasonable productivity levels.

While we will continue to address the challenges presented by the hurricane, we may also be impacted by the current macro-economic environment, which includes rising interest rates, a slowdown in new home sales, inflationary conditions in building products, and the looming threat of a recession. These conditions have resulted in a high degree of uncertainty facing the U.S. economy. After Hurricane Irma in September 2017, we saw an increase in demand for our impact products as the effects of the storm resulted in our products being viewed with a high degree of favorable sentiment. While it is too early to forecast any increase in demand as a result of Hurricane Ian, we would expect the benefit of any increase in demand to assist with offsetting potential softening from a slowdown in the economy.

Sales and Operations

During the third quarter of 2022, we grew at both our Southeast and Western segments, as the momentum of growth we experienced last year continues in 2022. Additionally, we continue to make strategic marketing investments which are paying dividends through customer awareness during the repair and remodeling season. Of our total net sales for the third quarter of 2022 of $385.8 million, which increased 28.4% compared to $300.4 million in the third quarter of 2021, and which included organic sales growth of 16.8%. Sales growth at our Southeast segment was entirely organic, while sales growth at our Western segment was both organic and from acquisitions.

Our Southeast segment's net sales were $288.2 million in the third quarter of 2022, compared to $255.1 million in the third quarter of 2021, an increase of $33.1 million, or 13.0%. We believe some of this organic growth is being driven by gaining market share as the changing market dynamics in our largest market of Florida has led one of our larger competitors in our southeast region to discontinue its aluminum product line, allowing us to pick up market share. Our NewSouth brand continues to perform well, and is benefitting from organic growth in our main market of Florida, but also the expansion of our direct-to-consumer footprint in markets outside of Florida as we are in various stages of adding new retail locations to our existing list of stores.

As discussed above, although Hurricane Ian negatively impacted our third quarter of 2022, and may also negatively impact our fourth quarter of 2022, one of the biggest events that occurred recently was the passage of Florida House Bill 7071, signed into law in May 2022. This bill provides two-year tax relief to Florida residences who choose to "harden" their homes against the damaging effects of storms by investing in impact-resistant windows, doors, and other product categories. We're excited about this great benefit for Florida homeowners which we believe will provide them with the incentive needed to improve the safety and value of their homes, and that their materials of choice will include impact-resistant windows and doors from our Company's portfolio of Florida impact-resistant brands. Going forward, we believe our Florida operations will benefit from this home-hardening legislation. The main highlight of the bill includes a sales tax exemption for Floridians that harden their homes against natural disasters using impact-resistant products like those sold by the Company, which is available through June 2024.

Our Western segment's net sales were $97.6 million in the third quarter of 2022, compared to $45.3 million in the third quarter of 2021, an increase of $52.3 million, or 115.6%. While sales for the third quarter of 2022 of our Western segment includes acquisition growth from Anlin, our existing business grew organically by 38.3% compared to the third quarter of last year. We believe the strength in our Western segment is due to our production builder business as this sector has performed well for several quarters, as we believe that demand for conversion to indoor/outdoor living continues to be strong. We believe we are also benefitting from our capacity expansion in the Phoenix, Arizona area and our new San Diego showroom in Southern California. We believe the organic growth we had in the third of 2022 reflects the strength of our portfolio of brands across our entire geographic footprint.

Our gross profit increased to $149.8 million in the third quarter of 2022, producing a gross margin of 38.8%, compared to $104.2 million in the 2021 third quarter, and a gross margin of 34.7%, an improvement in gross margin of 410 basis points from the third quarter of 2021 to the third quarter of 2022. Additionally, cash from operations during the first nine months of 2022 was $152.1 million, compared to $19.8 million in the first nine months of 2021, an increase in cash from operations of $132.3 million, or 669.7%. We were able to produce this operational and cash generation improvement, despite headwinds of inflationary pressure being felt on material and labor costs. We also benefitted from price increases implemented earlier in the year to offset such inflationary headwinds. During the 2022 third quarter, we continued to focus on improving our manufacturing processes in order to reduce lead-times to meet the continued growing demand. Prior to Hurricane Ian, during the third quarter of 2022, we were able to reduce our average lead times by 40% to 50% in our primary brands compared to the third quarter of last year. Recent investments in our team to help achieve higher talent levels have also helped generate improved operational efficiencies across our entire portfolio of brands. We believe the combination of improved operational performance we achieved prior to Hurricane Ian, reduced lead times and previously implemented price increases will continue to benefit our gross margin through the balance of 2022.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of operations as a percentage of total net sales for the periods indicated. The three- and nine-month periods ended October 1, 2022 and October 2, 2021 are composed of 13 weeks and 39 weeks, respectively (in thousands, except percentages):

	Three Months Ended
	October 1, 2022		October 2, 2021
	(unaudited)
Net sales	$385,837	100.0%	$300,431	100.0%
Cost of sales	236,035	61.2%	196,228	65.3%
Gross profit	149,802	38.8%	104,203	34.7%
Selling, general and administrative expenses	102,399	26.5%	78,595	26.2%
Income from operations	47,403	12.3%	25,608	8.5%
Interest expense, net	6,889	1.8%	7,686	2.6%
Debt extinguishment costs	—	-	25,472	8.5%
Income (loss) before income taxes	40,514	10.5%	(7,550)	(2.5)%
Income tax expense (benefit)	10,100	2.6%	(2,410)	(0.8)%
Net income (loss)	30,414	7.9%	(5,140)	(1.7)%
Less: Net income attributable to redeemable RNCI	(373)	(0.1)%	(677)	(0.2)%
Net income (loss) attributable to the Company	30,041	7.8%	(5,817)	(1.9)%
Decrease (increase) in redemption value of RNCI	271	0.1%	(965)	(0.3)%
Net income (loss) attributable to common shareholders	$30,312	7.9%	$(6,782)	(2.3)%

	Nine Months Ended
	October 1, 2022		October 2, 2021
	(unaudited)
Net sales	$1,151,020	100.0%	$857,023	100.0%
Cost of sales	701,495	60.9%	561,849	65.6%
Gross profit	449,525	39.1%	295,174	34.4%
Selling, general and administrative expenses	307,786	26.7%	224,106	26.1%
Income from operations	141,739	12.3%	71,068	8.3%
Interest expense, net	21,124	1.8%	22,968	2.7%
Debt extinguishment costs	—	-	25,472	3.0%
Income before income taxes	120,615	10.5%	22,628	2.6%
Income tax expense	29,910	2.6%	4,260	0.5%
Net income	90,705	7.9%	18,368	2.1%
Less: Net income attributable to redeemable RNCI	(1,334)	(0.1)%	(1,656)	(0.2)%
Net income attributable to the Company	89,371	7.8%	16,712	2.0%
Decrease in redemption value of RNCI	(1,514)	(0.1)%	(4,528)	(0.5)%
Net income attributable to common shareholders	$87,857	7.6%	$12,184	1.4%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 1, 2022 AND OCTOBER 2, 2021

The three-month periods ended October 1, 2022 and October 2, 2021 are each composed of 13 weeks.

Net sales

	Three Months Ended
	October 1, 2022		October 2, 2021
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$288.2	74.7%	$255.1	84.9%	13.0%
Western segment	97.6	25.3%	45.3	15.1%	115.6%

Total net sales	$385.8	100.0%	$300.4	100.0%	28.4%

Net sales for the third quarter of 2022 were $385.8 million, a $85.4 million, or 28.4%, increase in sales, including 16.8% of organic growth, from $300.4 million in the third quarter of the prior year.

During the third quarter of 2022, we experienced strong growth at both our Southeast and Western segments, as the momentum of growth we experienced over last year continued in 2022. Additionally, we continue to make strategic marketing investments which are paying dividends through customer awareness during the repair and remodeling season. Of our total net sales for the third quarter of 2022 of $385.8 million, which increased 28.4% compared to $300.4 million in the third quarter of 2021, growth was both organic and from acquisitions. Our Southeast segment's net sales were $288.2 million in the third quarter of 2022, compared to $255.1 million in the third quarter of 2021, an increase of $33.1 million, or 13.0%. This growth was entirely organic, but we believe was adversely impacted by Hurricane Ian in late-September 2022. As previously discussed, Hurricane Ian was a large and destructive Category 4 Atlantic hurricane, that made landfall on the southwest Florida coastline at Cayo Costa on September 28, 2022, disrupting our ability to manufacture and distribute our products. We estimate that storm-related disruptions caused approximately $12.0 million of third-quarter 2022 sales to be deferred.

Our Western segment's net sales were $97.6 million in the third quarter of 2022, compared to $45.3 million in the third quarter of 2021, an increase of $52.3 million, or 115.6%. While sales for the third quarter of 2022 of our Western segment includes acquisition growth from Anlin, our existing Western segment's sales grew organically by 38.3% compared to last year's third quarter. We believe the strength in our Western segment is due to our production builder business as this sector has performed well for several quarters, as we believe that demand for conversion to indoor/outdoor living continues to be strong. We believe we are also benefitting from our capacity expansion in the Phoenix, Arizona area and our new San Diego showroom in Southern California.

Gross profit and gross margin

Gross profit was $149.8 million in the third quarter of 2022, an increase of $45.6 million, or 43.8%, from $104.2 million in the third quarter of 2021. Our gross margin was 38.8% in the third quarter of 2022, compared to 34.7% in the prior year third quarter, an increase of 4.1%. Adjusting for costs relating to Hurricane Ian that impacted our gross profit totaling $1.1 million, our gross margin in the third quarter of 2022 was 39.1%, compared to 34.7% in the prior year third quarter, and increase of 4.4%. The increases in gross profit and gross margin include the effects of price increase actions we took to offset the impacts of labor and material cost headwinds we have experienced for several quarters. Also, during the third quarter of 2022, we maintained a high degree of focus on our supply chain to minimize disruptions, which helped us maintain a high level of operational efficiency which lead to reduced delivery lead-times. We also continued to invest in our labor talent which helped generate operational efficiencies across all our businesses in response to increasing demand and believe these actions will continue to benefit our gross margin as we try to offset the impacts of rising costs for materials and labor, and will continue to grow our company with high-quality talent.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $102.4 million in the third quarter of 2022, an increase of $23.8 million, from $78.6 million in the third quarter of 2021. SG&A in the third quarter of 2022 was 26.5% of net sales, compared to 26.2% of net sales in the third quarter of 2021. The increase in SG&A in the third quarter of 2022, compared to last year's third quarter is partially due to the inclusion of SG&A from our 2021 acquisition of Anlin, which added $8.5 million of SG&A in the 2022 second quarter, and included $0.6 million of non-cash amortization expense relating to its intangible assets. However, the year-over-year increase in SG&A was also driven by increasing distribution and variable overhead costs due to the increase in sales. Increasing fuel costs and the inflationary conditions we have experienced over the last few quarters have also impacted SG&A year-over-year. SG&A expenses in the third quarter of 2022 includes $0.7 million of costs related to disruptions and recovery efforts caused by Hurricane Ian.

Income from operations

Income from operations was $47.4 million in the third quarter of 2022, an increase of $21.8 million, or 85.2%, from $25.6 million in the third quarter of 2021. Income from operations in the third quarter of 2022 includes $30.0 million from our Southeast segment and $17.4 million from our Western segment, compared to $20.7 million and $4.9 million from our Southeast and Western segments, respectively, in the third quarter of 2021, all after allocation of corporate operating costs in both periods. Income from operations in the third quarter of 2022, was adversely impacted by $1.8 million due to disruptions and recovery costs caused by Hurricane Ian.

The increase in income from operations was related to the benefit from higher sales in the third quarter of 2022 compared to last year’s third quarter, as well as the benefits of the continued efficiency improvements at both our Southeast and Western segments, more than offsetting the rising costs for materials in aluminum and glass, including the increasing costs of distribution being passed onto us by our vendors, and the continuing costs of attracting, training and retaining an experienced labor force.

Interest expense, net

Interest expense was $6.9 million in the third quarter of 2022, a decrease of $0.8 million, or 10.4%, from $7.7 million in the third quarter of 2021. The redemption of the $425.0 million of higher rate 6.75% 2018 Senior Notes due 2026, with the $575.0 million of lower rate 4.375% 2021 Senior Notes in 2021 primarily resulted in a lower level of interest expense in the third quarter of 2022 compared to the third quarter of 2021.

Debt Extinguishment Costs

Debt extinguishment costs totaled $25.5 million in the three months ended October 2, 2021. On September 24, 2021, we completed the issuance of $575.0 million aggregate principal amount of 4.375% 2021 Senior Notes due 2029, issued at 100% of their principal amount. Redemption in-full of the $575.0 million of 2018 Senior Notes due 2026, including accrued and unpaid interest through September 27, 2021, also included a pre-payment call premium of 105.063% of face value, which totaled $21.5 million and is classified as debt extinguishment costs in the accompanying condensed consolidated statement of operations for the nine months ended October 2, 2021. The remainder of debt extinguishment costs of $4.0 million is composed of $9.4 million of unamortized third-party deferred costs and lender fees relating to the 2021 Senior Notes due 2026, including the First and Second Add-On Notes, offset by $5.4 million of unamortized premiums we received from the First and Second Add-On Notes.

Income tax expense

We had income tax expense of $10.1 million for the three months ended October 1, 2022, compared with income tax benefit of $2.4 million for the three months ended October 2, 2021. Our effective tax rate for the three months ended October 1, 2022, was 24.9%, compared with 31.9% for the three months ended October 2, 2021. Our income tax expense for the three months ended October 1, 2022, and income tax benefit for the three months ended October 2, 2021, includes income tax expenses of $291 thousand and $449 thousand, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three months ended October 1, 2022 includes discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $60 thousand, and from research and development tax credits true-up adjustments, which totaled $472 thousand. The income tax benefit in the three months ended October 2, 2021 included discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards totaling $14 thousand, and other true-up adjustments totaling less than $0.1 million. Excluding discrete items of income tax, the effective tax rates for the three months ended October 1, 2022 and October 2, 2022, would have been an income tax expense rate of 26.2% and an income tax benefit rate of 30.8%, respectively.

In September 2021, the state of Florida announced that the corporate income tax rate for the 2021 tax year was being lowered from its then current level of 4.458% to 3.535%. However, for 2022, Florida's corporate income tax rate returned to its statutory level before the passage of the Tax Cuts and Jobs Act, which is 5.5%. As such, we adjusted our annual effective tax rate for 2022 to include this increase in rate in Florida, where a substantial portion of our business is apportioned, to an estimated combined statutory federal and state rate of 25.7%, from our estimate in 2021 of 24.2%. During the third quarter of 2022, we made payments of estimated taxes totaling $12.1 million, which included $12.0 million in Federal estimated income taxes with the remainder to various states, primarily Florida. During the third quarter of 2021, we made payments of estimated taxes totaling $1.4 million, which included $0.7 million in Federal estimated income taxes with the remainder to various states, primarily Florida. As a result of Hurricane Ian, a large and destructive Category 4 Atlantic hurricane, which made landfall on the southwest Florida coastline at Cayo Costa on September 28, 2022, the U.S. Internal Revenue Service and the state of Florida have both extended their deadlines for payment of the fourth quarter 2022 estimated tax payment, originally due December 15, 2022, to February 15, 2023.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for the three months ended October 1, 2022, was $0.4 million, compared to $0.7 million for the three months ended October 2, 2021, and represents the share of the net income of Eco for the period, attributable to the 25% interest of Eco not acquired by the Company.

Change in redemption value of redeemable non-controlling interest

The change in the redemption value of the redeemable non-controlling interest for the three-month period ended October 1, 2022, was a decrease of $0.3 million, compared to an increase of $1.0 million in the three months ended October 2, 2021. See Note 17 in Part I, Item 1, for a further discussion of the change in the redemption value of the redeemable non-controlling interest.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 1, 2022 AND OCTOBER 2, 2021

The nine-month periods ended October 1, 2022 and October 2, 2021 are each composed of 39 weeks.

Net sales

	Nine Months Ended
	October 1, 2022		October 2, 2021
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$867.5	75.4%	$731.2	85.3%	18.6%
Western segment	283.5	24.6%	125.8	14.7%	125.4%

Total net sales	$1,151.0	100.0%	$857.0	100.0%	34.3%

Net sales for the first nine months of 2022 were $1,151.0 million, a $294.0 million, or 34.3%, increase in sales, including 20.4% of organic growth, from $857.0 million in the first nine months of the prior year.

During the first nine months of 2022, we experienced strong growth at both our Southeast and Western segments, as the momentum of growth we experienced over last year continued in 2022. Additionally, we continue to make strategic marketing investments which are paying dividends through customer awareness during the repair and remodeling season. Of our total net sales for the first nine months of 2022 of $1,151.0 million, which increased 34.3% compared to $857.0 million in the first nine months of 2021, growth was both organic and from acquisitions. Our Southeast segment's net sales were $867.5 million in the first nine months of 2022, compared to $731.2 million in the first nine months of 2021, an increase of $136.3 million, or 18.6%. This growth included 17.8% of organic growth, but we believe was adversely impacted by Hurricane Ian in late-September 2022. As previously discussed, Hurricane Ian was a large and destructive Category 4 Atlantic hurricane, that made landfall on the southwest Florida coastline at Cayo Costa on September 28, 2022, disrupting our ability to manufacture and distribute our products. We estimate that Hurricane Ian-related disruptions caused approximately $12.0 million of third-quarter 2022 sales to be deferred.

Our Western segment's net sales were $283.5 million in the first nine months of 2022, compared to $125.8 million in the first nine months of 2021, an increase of $157.7 million, or 125.4%. While sales for the first nine months of 2022 of our Western segment includes acquisition growth from Anlin and CRi, our existing business grew organically by 38.4% compared to the first nine months of last year. We believe the strength in our Western segment is due to our production builder business as this sector has performed well for several quarters, as we believe that demand for conversion to indoor/outdoor living continues to be strong. We believe we are also benefitting from our capacity expansion in the Phoenix, Arizona area and our new San Diego showroom in Southern California.

Gross profit and gross margin

Gross profit was $449.5 million in the first nine months of 2022, an increase of $154.3 million, or 52.3%, from $295.2 million in the first nine months of 2021. Our gross margin was 39.1% in the first nine months of 2022, compared to 34.4% in the first nine months of last year, an increase of 4.7%. Adjusting for costs relating to Hurricane Ian that impacted our gross profit totaling $1.1 million, our gross margin in the first nine months of 2022 was 39.2%, compared to 34.4% in the prior year third quarter, and increase of 4.8%. The increases in gross profit and gross margin include the effects of price increase actions we took to offset the impacts of labor and material cost headwinds we have experienced for several quarters. Also, during the first nine months of 2022, we maintained a high degree of focus on our supply chain to minimize disruptions, which helped us maintain a high level of operational efficiency which lead to reduced delivery lead-times. We also continued to invest in our labor talent which helped generate operational efficiencies across all our businesses in response to increasing demand and believe these actions will continue to benefit our gross margin as we try to offset the impacts of rising costs for materials and labor, and will continue to grow our company with high-quality talent.

Selling, general and administrative expenses

SG&A expenses were $307.8 million in the first nine months of 2022, an increase of $83.7 million, from $224.1 million in the first nine months of 2021. SG&A in the first nine months of 2022 was 26.7% of net sales, compared to 26.1% of net sales in the first nine months of 2021. The increase in SG&A in the first nine months of 2022, compared to the first nine months of last year is partially due to the inclusion of SG&A from our 2021 acquisition of Anlin, which added $25.9 million of SG&A in the 2022 first nine months, and included $4.1 million of non-cash amortization expense relating to its intangible assets. However, the year-over-year increase in SG&A was also driven by increasing distribution and variable overhead costs due to the increase in sales. Increasing fuel costs and the inflationary conditions we have experienced over the last few quarters have also impacted SG&A year-over-year. SG&A expenses in the first nine months of 2022 includes $0.7 million of costs related to disruptions and recovery efforts caused by Hurricane Ian.

Income from operations

Income from operations was $141.7 million in the first nine months of 2022, an increase of $70.6 million, or 99.4%, from $71.1 million in the first nine months of 2021. Income from operations in the first nine months of 2022 includes $96.6 million from our Southeast segment and $45.1 million from our Western segment, compared to $55.0 million and $16.1 million from our Southeast and Western segments, respectively, in the first nine months of 2021, all after allocation of corporate operating costs in both periods. Income from operations in the first nine months of 2022, was adversely impacted by $1.8 million due to disruptions and recovery costs caused by Hurricane Ian.

The increase in income from operations was related to the benefit from higher sales in the first nine months of 2022 compared to the first nine months of last year, as well as the benefits of the continued efficiency improvements at both our Southeast and Western segments, more than offsetting the rising costs for materials in aluminum and glass, including the increasing costs of distribution being passed onto us by our vendors, and the continuing costs of attracting, training and retaining an experienced labor force.

Interest expense, net

Interest expense was $21.1 million in the first nine months of 2022, a decrease of $1.8 million, or 8.0%, from $23.0 million in the first nine months of 2021. The redemption of the $425.0 million of higher rate 6.75% 2018 Senior Notes due 2026, with the $575.0 million of lower rate 4.375% 2021 Senior Notes due 2029 in 2021 primarily resulted in a lower level of interest expense in the first nine months of 2022 compared to the first nine months of 2021.

Debt Extinguishment Costs

Debt extinguishment costs totaled $25.5 million in the nine months ended October 2, 2021. On September 24, 2021, we completed the issuance of $575.0 million aggregate principal amount of 4.375% 2021 Senior Notes due 2029, issued at 100% of their principal amount. Redemption in-full of the $575.0 million of 2018 Senior Notes due 2026, including accrued and unpaid interest through September 27, 2021, also included a pre-payment call premium of 105.063% of face value, which totaled $21.5 million and is classified as debt extinguishment costs in the accompanying condensed consolidated statement of operations for the nine months ended October 2, 2021. The remainder of debt extinguishment costs of $4.0 million is composed of $9.4 million of unamortized third-party deferred costs and lender fees relating to the 2021 Senior Notes due 2026, including the First and Second Add-On Notes, offset by $5.4 million of unamortized premiums we received from the First and Second Add-On Notes.

Income tax expense

We had an income tax expense of $29.9 million for the nine months ended October 1, 2022, compared with income tax expense of $4.3 million for the nine months ended October 2, 2021. Our effective tax rate for the nine months ended October 1, 2022, was 24.8%, compared with 18.8% for the nine months ended October 2, 2021. Our income tax expense for the nine months ended October 1, 2022, and October 2, 2021, includes $1.0 thousand and $1.2 thousand, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the nine months ended October 1, 2022 includes discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $156 thousand, from research and development tax credits true-up adjustments, which totaled $472 thousand, and a refund from the state of Florida, received by the Company in the second quarter of 2022, relating to excess taxes received by the state in 2021, which was $584 thousand, benefiting tax expense by $462 thousand, net of its Federal tax effect. Income tax expense in the nine months ended October 2, 2021 include discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $714 thousand. Excluding discrete items of income tax, the effective tax rates for the nine months ended October 1, 2022 and October 2, 2021, would have been income tax expense rates of 25.7% and 21.9%, respectively.

In September 2021, the state of Florida announced that the corporate income tax rate for the 2021 tax year was being lowered from its then current level of 4.458% to 3.535%. However, for 2022, Florida's corporate income tax rate returned to its statutory level before the passage of the Tax Cuts and Jobs Act, which is 5.5%. As such, we adjusted our annual effective tax rate for 2022 to include this increase in rate in Florida, where a substantial portion of our business is apportioned, to an estimated combined statutory federal and state rate of 25.7%, from our estimate in 2021 of 24.2%. During the first nine months of 2022, we made payments of estimated taxes totaling $21.7 million, which included $20.8 million in Federal estimated income taxes with the remainder to various states, primarily Florida. During the first nine months of 2021, we made payments of estimated taxes totaling $12.4 million, which included $8.3 million in Federal estimated income taxes with the remainder to various states, primarily Florida. As a result of Hurricane Ian, a large and destructive Category 4 Atlantic hurricane, which made landfall on the southwest Florida coastline at Cayo Costa on September 28, 2022, the U.S. Internal Revenue Service and the state of Florida have both extended their deadlines for payment of the fourth quarter 2022 estimated tax payment, originally due December 15, 2022, to February 15, 2023.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for the nine months ended October 1, 2022, was $1.3 million, compared to $1.7 million for the nine months ended October 2, 2021, and represents the share of the net income of Eco for the period, attributable to the 25% interest of Eco not acquired by the Company.

Change in redemption value of redeemable non-controlling interest

The change in the redemption value of the redeemable non-controlling interest for the nine-month period ended October 1, 2022, was an increase of $1.5 million, compared to an increase of $4.5 million in the nine months ended October 2, 2021. See Note 17 in Part I, Item 1, for a further discussion of the change in the redemption value of the redeemable non-controlling interest.

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

The following table summarizes our cash flow results for the first nine months of 2022 and 2021:

	Components of Cash Flows
	Nine Months Ended
	October 1,	October 2,
(in millions)	2022	2021
Cash provided by operating activities	$152.1	$19.8
Cash used in investing activities	(25.5)	(132.0)
Cash (used in) provided by financing activities	(4.0)	126.6

Increase in cash and cash equivalents	$122.6	$14.4

Operating activities. Cash provided by operating activities during the first nine months of 2022 was $152.1 million, compared to cash provided in operating activities of $19.8 million in the first nine months of 2021. The increase in cash provided by operating activities for the first nine months of 2022, as compared to the first nine months of 2021, was $132.3 million, and was due to the factors set forth in the table below.

Direct cash flows from operations for the first nine months of 2022 and 2021 are as follows:

	Direct Operating Cash Flows
	Nine Months Ended
	October 1,	October 2,
(in millions)	2022	2021
Collections from customers	$1,145.8	$806.8
Other collections of cash	12.2	9.5
Disbursements to vendors	(681.1)	(537.9)
Personnel related disbursements	(289.1)	(213.9)
Income taxes paid, net of refunds	(20.9)	(12.2)
Debt service payments	(14.7)	(32.4)
Other cash activity, net	(0.1)	(0.1)

Cash provided by operations	$152.1	$19.8

During the second quarter of 2022, a customer with whom we have had a long-term relationship experienced financial difficulties. As such, we determined to cease taking orders and provide additional reserves of approximately $3.0 million against our existing exposure to this customer. During the nine-months ended October 1, 2022, we recorded provisions for credit losses totaling $7.4 million, including the provision relating to this customer.

Inventory as of October 1, 2022, was $112.3 million, compared to $91.4 million at January 1, 2022, an increase of $20.9 million. We monitor and evaluate raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock. Because a significant portion of our products are made-to-order, which requires us to relieve inventory and recognize revenue over time, we have a low amount of work-in-process and finished goods inventories. As such, we believe the value of our inventories will be realized through sales.

Investing activities. Cash used in investing activities was $25.5 million for the first nine months of 2022, compared to cash used in investing activities of over $132.0 million for the first nine months of 2021, a decrease in cash used in investing activities of $106.5 million. There was cash used to acquire businesses in the first nine months of 2022 relating to the finalization of the Anlin acquisition working capital adjustment, resulting in a final payment to sellers of $0.8 million. Cash used to acquire businesses in the first nine months of 2021 totaled $106.5 million, which included $94.4 million related to our acquisition of Eco, and $12.1 million relating to our acquisition of CRi. There was an decrease in cash used in capital expenditures of $1.0 million which went from $25.7 million in the first nine months of 2021, to $24.7 million in the first nine months of 2022. Proceeds from the sales of assets was less than $0.1 million in the first nine months of 2022, compared with $0.2 million in the first nine months of 2021.

Financing activities. Cash used in financing activities was $4.0 million in the first nine months of 2022, compared to cash provided in financing activities of $126.6 million in the first nine months of 2021, a decrease in cash provided of $130.6 million. In the first nine months of 2022, we made payments of contingent consideration relating to our acquisition of Anlin totaling $2.7 million, representing the first payment we were required to make under the Anlin purchase agreement based on their 2021 EBITDA, as defined in the agreement. Because these payments were not required to be made within a reasonably short period of time after the effective date of the acquisition, we classified the portion of these payments representing the fair value of the first payment, which was $2.4 million, as a financing activity, with the difference classified within operating activities.

Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $1.9 million in the first nine months of 2022, versus $1.2 million in the first nine months of 2021, an increase in cash used of $0.7 million. There were proceeds from stock issued under our 2019 Employee Stock Purchase Plan of $0.3 million during the first nine months of 2022, compared to $0.2 million during the first nine months of 2021. Proceeds from the exercises of stock options for the first nine months of 2021 was $0.1 million,

In the first nine months of 2021, we issued $575.0 million in 4.375% 2021 Senior Notes due 2029, as well as the $60.0 million of Second Additional Senior Notes, including a premium of $3.3 million with the Second Additional Notes, which provided proceeds from issuances of senior notes in the nine months ended October 2, 2021 totaling $638.3 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, plus a pre-payment call premium of 105.063% of face value, which totaled $21.5 million, classified as debt extinguishment costs in the accompanying condensed consolidated statement of operations for the three and nine months ended October 2, 2021. We also prepaid the outstanding term loan borrowings under the 2016 Credit Agreement of $54.0 million. We paid financing costs totaling $10.4 million in the first nine months of 2021, including financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2021 Senior Notes due 2026.

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

As of October 1, 2022, the face value of debt outstanding under the 2021 Senior Notes was $575.0 million, and accrued interest was $12.6 million. Proceeds from the 2021 Senior Notes were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs and the prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the 2016 Credit Agreement of $54.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021. See Note 6, Acquisitions, for a discussion of the Anlin Acquisition.

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

On October 25, 2021, we entered into an amendment of our 2016 Credit Agreement ("Fourth Amendment"). The Fourth Amendment provides for, among other things, a three-year Term A loan in the aggregate maximum available amount of $60.0 million (the "Incremental Term A Loan"), proceeds from which were used to fund the Anlin Acquisition. The Fourth Amendment did not change any terms relating to the Revolving Facility, under which we paid quarterly fees on the unused portion of the revolving credit facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. As of October 1, 2022, there were $5.7 million in letters of credit outstanding and $74.3 million available under the Revolving Facility.

The weighted average all-in interest rate for borrowings under the term-loan portion of the 2016 Credit Agreement due 2024 was 5.12% as of October 1, 2022, and was 2.10% at January 1, 2022.

On October 14, 2022, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement (the “Credit Agreement”) dated as of February 16, 2016, by and among the Company, the other credit parties party thereto, the lending institutions party thereto and Truist Bank, as Administrative Agent, Collateral Agent, an LC Issuer and Swing Line Lender. The Fifth Amendment provides for, among other things, a new five-year revolving credit facility in an aggregate principal amount of $250.0 million (the “New Revolving Credit Facility”). The New Revolving Credit Facility refinances and replaces the previously existing $80.0 million revolving credit facility under the Credit Agreement. The Company’s obligations under the Credit Agreement continue to be secured by substantially all of its and its direct and indirect subsidiaries’ assets.

Interest on borrowings under the New Revolving Credit Facility is payable either quarterly or at the expiration of any Secured Overnight Financing Rate ("SOFR") interest period applicable thereto. Borrowings under the New Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (with a floor of 100 basis points) plus a percentage spread (ranging from 0.75% to 1.75%) based on our first lien net leverage ratio or SOFR (with a floor of 0 basis points) plus a percentage spread (ranging from 1.75% to 2.75%) based on our first lien net leverage ratio. After giving effect to the Fifth Amendment, we will pay quarterly fees on the unused portion of the New Revolving Credit Facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Fifth Amendment also modifies the financial covenant such that it will be tested on a quarterly basis, commencing with the fiscal quarter ending December 31, 2022.

The Martin Acquisition was financed with the $250.0 million available under the New Revolving Credit Facility provided by the Fifth Amendment of our 2016 Credit Agreement, under which we drew $160.0 million on October 14, 2022, the proceeds of which were used to pay $98.4 million of the $187.8 million total fair value of consideration transferred, and to pay $61.6 million to prepay our $60.0 million Term A Loan under the Fourth Amendment of our 2016 Credit Agreement, plus $1.6 million in fees, costs and accrued interest. The remainder of the total fair value of consideration transferred totaling $89.4 million was funded with cash and cash equivalents on hand previously generated through operations. We also paid buyer fees and costs relating to the Martin Acquisition, which we are analyzing for proper accounting treatment. We accrued an estimated $1.25 million of acquisition-related expenses in the three months ended October 1, 2022 for services received prior to the closing of the Martin Acquisition, classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended October 1, 2022. Since the end of the third quarter of 2022, we have made payments of borrowings under the New Revolving Credit Facility totaling $61.6 million, resulting in borrowings outstanding under the New Revolving Credit Facility as of the date of the filing of this Current Report on Form 10-Q of $98.4 million. Since the end of the third quarter of 2022, we have made payments of borrowings under the New Revolving Credit Facility totaling $61.6 million, resulting in borrowings outstanding under the New Revolving Credit Facility as of the date of the filing of this Current Report on Form 10-Q of $98.4 million.

Deferred Financing Costs

The activity relating to deferred financing costs, composed of third-party fees and costs, and lender fees, for the nine months ended October 1, 2022, are as follows. All deferred financing costs are classified as a reduction of the carrying value of long-term debt:

(in thousands)	Total
At beginning of year	$9,345
Less: Amortization expense	(921)
At end of period	$8,424

Estimated amortization expense relating to deferred financing costs for the years indicated as of October 1, 2022, is as follows:

(in thousands)	Total
Remainder of 2022	$312
2023	1,282
2024	1,282
2025	1,083
2026	1,114
Thereafter	3,351

Total	$8,424

We have no scheduled payments of outstanding debt until the contractual maturity of the 2016 Credit Agreement in October 2024. Our contractual future maturities of long-term debt are as follows (at face value):

(in thousands)
Remainder of 2022	$—
2023	—
2024	60,000
2025	—
2026	—
Thereafter	575,000

Total	$635,000

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first nine months of 2022, capital expenditures were $24.7 million, compared to $25.7 million for the first nine months of 2021. Our capital expenditure program is directed towards making investments in capital assets that we believe will increase both gross sales and margins, but also includes capital expenditures for maintenance.

Aluminum Forward and Midwest Transaction Premium Contracts. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. We also enter into forward contracts to hedge the fluctuations in the price of the delivery component of our aluminum extrusion purchases, known as the Midwest Transaction Premium (MTP).

At October 1, 2022, the fair value of our aluminum forward contracts was in a liability position of $4.0 million. We had 8 outstanding forward contracts for the purchase of 11.5 million pounds of aluminum through December 2022, at an average price of $1.33 per pound, which excludes the Midwest premium, with maturity dates of between one and three months.

At October 1, 2022, the fair value of our MTP contracts was in an asset position of $0.6 million. We had 2 outstanding MTP contracts to hedge the Platt US MW Transaction price per pound for the delivery of 5.3 million pounds of aluminum through December 2022, at an average price of $0.11 per pound, with maturity dates of between one and three months.

We assess the effectiveness of our aluminum forward contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. We assessed the risk of non-performance of the Company and our counterparty to these contracts, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of October 1, 2022. We expect the amount of accumulated other comprehensive loss of approximately $3.4 million in the accompanying condensed consolidated balance sheet as of October 1, 2022, to be reclassified to earnings within the next twelve months.

Significant Accounting Policies and Critical Accounting Estimates. Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Significant accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results, and those that require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the condensed consolidated financial statements and the possibility that future events may be significantly different from our expectations. We identified our significant accounting policies in our Annual Report on Form 10-K/A for the year ended January 1, 2022. There have been no changes to our critical accounting policies during the first nine months of 2022.

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

Subsequent Events - Acquisition and Refinancing. On October 14, 2022, pursuant to a Share Purchase Agreement ("SPA"), WWS Acquisition LLC (“Buyer”), a Missouri limited liability company and indirect wholly owned subsidiary of the Company, completed the acquisition ("Martin Acquisition") of all of the issued and outstanding shares of capital of Martin Door Holdings Inc., a Utah corporation (“Seller” or "Martin") headquartered in Salt Lake City, and manufacturer of premium overhead garage doors and hardware serving the Western U.S. residential and commercial markets.

The total fair value of consideration transferred at closing for the Martin Acquisition, was approximately $187.8 million, subject to certain adjustments as set forth in the SPA, which included an enterprise value of $185.0 million, and a payment of approximately $2.8 million for estimated net working capital in excess of target net working capital. The purchase price is subject to a post-closing true-up mechanism as set forth in the SPA, which is expected to be determined within ninety days from the date of the closing of the Martin Acquisition. Martin's assets include those typical to the operation of the business including accounts receivable, inventories, property and equipment, as well as intangibles assets which we expect will include one or more Martin trade names, customer relationships, developed technology, and possibly other yet to be identified intangible assets, and which we expect to engage a third-party valuation firm to assist with the valuation of such assets.

On October 13, 2022, the Company entered into the Fifth Amendment of the 2016 Credit Agreement. The Fifth Amendment provides for, among other things, the New Revolving Credit Facility, which is a new five-year revolving credit facility in an aggregate principal amount of $250.0 million. The New Revolving Credit Facility refinances and replaces the previously existing $80.0 million revolving credit facility under the 2016 Credit Agreement. The Company’s obligations under the 2016 Credit Agreement continue to be secured by substantially all of its and its direct and indirect subsidiaries’ assets.

Interest on borrowings under the New Revolving Credit Facility is payable either quarterly or at the expiration of any SOFR interest period applicable thereto. Borrowings under the New Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (with a floor of 100 basis points) plus a percentage spread (ranging from 0.75% to 1.75%) based on our first lien net leverage ratio or SOFR (with a floor of 0 basis points) plus a percentage spread (ranging from 1.75% to 2.75%) based on our first lien net leverage ratio. After giving effect to the Fifth Amendment, we will pay quarterly fees on the unused portion of the New Revolving Credit Facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Fifth Amendment also modifies the financial covenant under the 2016 Credit Agreement such that it will be tested on a quarterly basis, commencing with the fiscal quarter ending December 31, 2022.

The Martin Acquisition was financed with the $250.0 million available under the New Revolving Credit Facility provided by the Fifth Amendment of our 2016 Credit Agreement, under which we drew $160.0 million on October 14, 2022, the proceeds of which were used to pay $98.4 million of the $187.8 million total fair value of consideration transferred, and to pay $61.6 million to prepay our $60.0 million Term A Loan under the Fourth Amendment of our 2016 Credit Agreement, plus $1.6 million in fees, costs and accrued interest. The remainder of the total fair value of consideration transferred totaling $89.4 million was funded with cash and cash equivalents on hand previously generated through operations. We also paid buyer fees and costs relating to the Martin Acquisition, which we are analyzing for proper accounting treatment. We accrued an estimated $1.25 million of acquisition-related expenses in the three months ended October 1, 2022 for services received prior to the closing of the Martin Acquisition, classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended October 1, 2022. Since the end of the third quarter of 2022, we have made payments of borrowings under the New Revolving Credit Facility totaling $61.6 million, resulting in borrowings outstanding under the New Revolving Credit Facility as of the date of the filing of this Current Report on Form 10-Q of $98.4 million.

Subsequent Events - Cyberattack. On November 5, 2022, the Company detected a ransomware infection that impacted portions of its network and caused disruption to daily business operations. Immediately, upon discovery, the Company engaged outside cybersecurity experts familiar with these types of incidents to conduct a forensic investigation and assess the extent and scope of the incident. As of the date of the filing of this Quarterly Report on Form 10-Q, the investigation is in its early stages and ongoing. To date, there is no evidence of personal information being accessed or acquired.

Security is a top priority for the Company, and the Company continues to work to take a series of measures to safeguard the integrity of its information technology systems. Upon detecting the security event, the Company took immediate steps designed to contain the incident and implement its business continuity plans to restore and support continued operations. The Company has notified appropriate law enforcement authorities.

The Company is also working closely with cybersecurity experts and legal counsel. The Company is in the early stages of its investigation and assessment of the security event and cannot determine, at this time, the extent of the impact from such event on its business, results of operations or financial condition or whether such impact will have a material adverse effect. The Company carries insurance, including cyber insurance, commensurate with the size and the nature of its operations. Further, while the Company is communicating with its customers regarding this disruption, it cannot guarantee that its customer relationships will not be harmed as a result of this event. In addition to these risks and other information set forth in this report, one should carefully consider the discussion on the other risks and uncertainties that cybersecurity incidents may have on us, contained in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended January 1, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge the delivery component of our aluminum needs, known as the Midwest Transaction Premium (“MTP”). As of October 1, 2022, we are covered for approximately 80% of our anticipated aluminum needs for the remainder of 2022 at an average price of $1.33 per pound. These calculations are based only on the LME price of aluminum and excludes an estimate for the MTP, which we hedge separately. As of October 1, 2022, we are covered for approximately 37% of our anticipated MTP costs for the remainder of 2022 at an average price of $0.11 per pound. As of the date of this report, we had not added any further coverage since October 1, 2022. However, we may add more coverage for our anticipated aluminum needs during the rest of 2022 and/or 2023, as we deem necessary.

Regarding our aluminum hedging instruments for the purchase of aluminum, as of October 1, 2022, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $1.1 million. This calculation utilizes our actual commitment of 11.5 million pounds under contract (to be settled through December 2022) and the market price of aluminum as of October 1, 2022. This calculation is based only on the LME price of aluminum and excludes an estimate for the MTP. Regarding our MTP contracts for hedging of the delivery component of our aluminum needs, as of October 1, 2022, a 10% decrease in the Platts MW US Transaction price per pound would decrease the fair value of our MTP contracts an estimated $0.1 million. This calculation utilizes our actual commitment of 5.3 million pounds under contract (to be settled through December 2022) and the then current Platts MW US Transaction price per pound as of October 1, 2022.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding with a variable rate as of the date of filing of this Quarterly Report on Form 10-Q of $98.4 million, a 100 basis-point increase in interest rate would result in approximately $1.0 million of additional interest costs annually.

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

We may not realize the anticipated benefits from the Martin Acquisition, and the Martin Acquisition could adversely impact our business and our operating results.

We may not be able to achieve the full potential strategic and financial benefits that we expect to achieve from the Martin Acquisition. We may not achieve the anticipated benefits from the Martin Acquisition for a variety of reasons, including, among others, unanticipated costs, charges and expenses. In addition, we may not achieve the anticipated unrealized benefits of operational initiatives. If we fail to achieve some or all of the benefits expected to result from the Martin Acquisition, or if such benefits are delayed, our business could be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the quarter cover by this report.

ITEM 6. EXHIBITS

2.1

Share Purchase Agreement dated as of October 14, 2022 among WWS Acquisition, LLC, Martin Door Holdings, Inc., Martin Door Sellers’ Representative, LLC and the shareholders and warrantholders parties thereto (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2022)

10.1

Fifth Amendment to Credit Agreement, dated as of October 13, 2022, by and among PGT Innovations, Inc., the other Credit Parties party thereto, the financial institutions party thereto and Truist Bank, as Administrative Agent, Collateral Agent and Swing Line Lender incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2022)

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

PGT INNOVATIONS, INC.
(Registrant)

Date: November 10, 2022	By: /s/ John Kunz
Name: John Kunz
Title: Senior Vice President and Chief Financial Officer