Form 10-K
period 2022-12-31
PGT Innovations, Inc.
filed 2023-02-27
CIK 1354327

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 1, 2022 was approximately $1,017,936,586 based on the closing price per share on that date of $17.72 as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 24, 2023, was 60,178,284.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The Company’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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
•
changes in raw material prices, especially for aluminum, glass, vinyl, and steel, including, price increases due to the implementation of tariffs and other trade-related restrictions, Pandemic-related supply chain interruptions, or interruptions from the conflict in Ukraine;
•
our dependence on a limited number of suppliers for certain of our key materials;
•
our dependence on our impact-resistant product lines, which increased with the acquisition of Eco Enterprises, LLC ("Eco"), and contemporary indoor/outdoor window and door systems, and on consumer preferences for those types and styles of products;
•
the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, our recent acquisitions, including our acquisitions of Martin and Anlin;
•
our level of indebtedness, which increased in connection with our recent acquisitions, including our acquisitions of Martin and Anlin;
•
increases in credit losses from obligations owed to us by our customers in the event of a downturn in the home repair and remodel or new home construction channels in our core markets and our inability to collect such obligations from such customers;
•
the risks that the anticipated cost savings, synergies, revenue enhancement strategies and other benefits expected from our acquisitions of Martin and Anlin may not be fully realized or may take longer to realize than expected or that our actual integration costs may exceed our estimates;
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
•
risks associated with our information technology systems, including cybersecurity-related risks, such as unauthorized intrusions into our systems by "hackers" and theft of data and information from our systems, and the risks that our information technology systems do not function as intended or experience temporary or long-term failures to perform as intended;
•
product liability and warranty claims brought against us;

•
in addition to our acquisitions of Martin and Anlin, our ability to successfully integrate businesses we may acquire in the future, or that any business we acquire may not perform as we expected when we acquired it; and
•
the other risks and uncertainties discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2022.

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1. BUSINESS

Our Company

PGT Innovations, Inc. (“we,” “us,” “our,” “PGTI” or the “Company”) manufactures and supplies premium windows and doors and fully customizable overhead garage doors, with the recent acquisition of Martin Door Holdings, Inc. (“Martin”) effective on October 14, 2022. Our impact-resistant products can withstand some of the toughest weather conditions on earth and, with our Western Window Systems (“WWS”) product lines, unify indoor/outdoor living spaces. We strive to create value through deep customer relationships, understanding the needs of the markets we serve, and a drive to develop category-defining products. We believe we are one of the nation’s largest manufacturers of impact-resistant windows and doors and hold leadership positions in our primary markets. We manufacture diverse lines of products, intended to appeal to different segments of the market, at different price-points, including high-end, luxury, premium and mass-custom fully customizable aluminum and vinyl windows and doors and porch enclosure products, targeting both the residential repair and remodeling and new construction end markets. We market our impact-resistant products under five recognized brands: PGT® Custom Windows & Doors, CGI® Windows and Doors, WinDoor®, NewSouth Window Solutions®, and Eco Enterprises, Inc. We believe all of these brands are positively associated with service, performance, quality, durability and energy efficiency. We also market a line of window and door products designed to unify indoor/outdoor living spaces under the two recognized brands of Western Window Systems® and Anlin®, which we believe are associated with innovation, quality, durability and energy efficiency in the indoor/outdoor living space markets. With the acquisition of Martin, we have added premium overhead garage doors to our product portfolio, entering into a building product adjacent to the window and door market, and further expanding our western geographic footprint.

On October 14, 2022, we completed the acquisition of Martin Door Holdings, Inc. (the "Martin Acquisition"). Headquartered in Salt Lake City, UT, Martin is a leading custom manufacturer of premium overhead garage doors and hardware serving the Western U.S. residential and commercial markets. The acquisition was done by WWS Acquisition, LLC, a Missouri limited liability company, and an indirect wholly owned subsidiary of PGT Innovations, Inc. Martin will operate under the Western Division of PGTI.

Our impact-resistant products combine heavy-duty aluminum or vinyl frames with laminated glass to ensure structural integrity, which provides protection from wind-driven projectiles of all sizes and other debris during a storm. Our impact-resistant products substantially reduce the likelihood of penetration by impacting projectiles, protecting people and property, while providing expansive, unblocked exterior views that other forms of protection, such as shutters or wood coverings, do not provide. Our impact-resistant products also offer many other benefits, including: (1) abatement of sound to substantially decrease outside noise, including during hurricanes; (2) protection against the damaging effects of ultra-violet light; (3) reduction of energy loss due to changing external temperatures; and (4) energy efficiency that can significantly reduce cooling and heating costs, as evidenced by the energy ratings our products have received. These impact-resistant products satisfy the nation’s most stringent building codes in hurricane-prone coastal states and provide an attractive alternative to shutters and other “active” forms of hurricane protection that require installation and removal before and after each storm. We also manufacture vinyl porch and patio enclosure products under our Eze-Breeze ® brand, that are designed to allow air flow while protecting against inclement weather, making outdoor spaces more inviting.

The acquisition of NewSouth has supported our diversification into growing segments in the window and door industry, by enabling us to enter the direct-to-consumer channel, where NewSouth is a market leader in Florida. NewSouth's direct-to-consumer model is supported by its showrooms and in-home sales. With the addition of NewSouth, we continued our strategy of growing in geographic areas outside of our core markets, with showrooms throughout the southern states.

The acquisition of Eco extended our residential market footprint with what we believe will be minimal overlap with our existing network of dealers, as most of Eco’s dealer-customers have not historically been our customers. Eco’s product offerings in the commercial market are expected to provide us with added product and customer diversification in that space, which we believe will be a high-growth market in future periods. By adding Eco’s glass manufacturing capabilities to our operations, we expanded our glass production capabilities and capacity in order to strengthen and gain more control of our supply chain for glass.

The additions of Anlin and Western Window Systems (“WWS”) to our family of brands expanded our portfolio of offerings and our geographical footprint and added award-winning and innovative products that combine performance and quality with clean, functional designs. Those products are designed for strength, easy integration into a variety of spaces, smooth operation and are tested for durability.

With the addition of Martin, we expanded into an adjacent window and door category by adding premium overhead garage doors to our product portfolio, and broadened our geographic footprint and brand presence in the high-growth Western region. Martin adds another recognized brand to our portfolio of brands, and we believe will open cross-selling opportunities for existing Western division brands and NewSouth Window Solutions.

With approximately 5,500 employees (as of December 31, 2022) at our various manufacturing facilities located in North Venice, Tampa, and Fort Myers, on the west coast of Florida, and Hialeah and Medley, on the east coast of Florida, as well as Phoenix, Arizona, Irvine and Clovis, California, and Salt Lake City, Utah, in the western U.S., our vertically integrated manufacturing capabilities include in-house glass cutting, tempering, laminating and insulating capabilities, which provide us with a consistent source of specialized glass, shorter lead times, lower costs relative to third-party sourcing and an overall more efficient production process. Additionally, our manufacturing process relies on just-in-time delivery of raw materials and components as well as synchronous flow to promote labor efficiency and throughput, allowing us to more consistently fulfill orders on-time for our valued customers.

The geographic regions in which we currently conduct business include the Southeastern U.S., Western U.S., Gulf Coast, and the Coastal mid-Atlantic. We also ship to the Caribbean, Central America and Canada. We distribute our products through multiple channels, including nearly 4,000 independently-owned dealers and distributors, national building supply distributors, the in-home sales/custom order divisions of major U.S. home building and improvement supply retailers and, with our acquisition of NewSouth, the direct-to-consumer channel. We believe this broad distribution network provides us with the flexibility to meet demand as it shifts between the repair and remodel, and residential and commercial new construction end markets.

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

Industry Segments

We operate as two segments based on geography: the Southeast segment, and the Western segment. See Part II, Item 8. Financial Statements and Supplemental Data, Note 19. Segments for more information.

Our Brands and Products

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

Western Window Systems

WWS’s products are non-impact products, and include both customized products for its custom sales channel, and standard products for its volume, production builder, sales channel, and carry the Western Windows Systems® brand under four product categories of the Classic Line, Performance Line, Minimalist Multi-Slide Door, and the Simulated Steel Line.

Classic Line. WWS’s Classic Line is a portfolio of high-quality, disappearing glass walls and windows that combine exceptional performance with clean design. The products of the Classic Line include fixed and operating windows, as well as sliding, folding and hinged doors. Sales of the Classic Line products are focused on the volume/production builder market in relatively temperate areas in the Southwestern United States.

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

Minimalist Multi-Slide Door. The recently launched Minimalist Multi-Slide door by WWS offers innovative narrow interlock stiles that provide a minimalist aesthetic with maximum daylight. This combination of large panel sizes, discreet lines, and energy efficient low-E, dual-pane glass delivers a beautiful new way to minimize the boundaries between indoors and outdoors.

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

Eco Window Systems and CGI Commercial

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

Martin Door

Martin is headquartered in Salt Lake City, Utah with an operating history exceeding 85 years and is a leading custom manufacturer of premium overhead garage doors and hardware, serving the Western United States. Martin is recognized in the industry for high-quality and fully-customizable products to both commercial and residential end markets.

Sales and Marketing

Our sales strategy primarily focuses on strengthening partnerships with our loyal distributors and dealers in the repair and remodel, and new construction markets by consistently providing exceptional customer service, industry-leading product designs and quality, valuable insight on building code requirements and industry trends, and technical expertise. We also market our products directly to national and regional homebuilders, who then purchase our products from our long-standing network of dealers and distributors. With our acquisition of NewSouth Window Solutions in February 2020, our sales strategy expanded to include a focus on direct-to-consumer sales to meet the growing demand from consumers looking for a manufacturer-to-home selling experience. Our 2021 acquisition of a controlling ownership stake in ECO has provided us with more product offerings and customer relationships in the commercial market, which we believe will be a high growth market in future periods. Most recently, our acquisition of Martin in October 2022, has expanded our product portfolio into a new market of commercial and residential garage doors.

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

Our Customers

We have a highly diversified base of nearly 4,000 window distributors, building supply distributors, window replacement dealers and enclosure contractors and garage door installation dealers. This number includes the distributor networks of Martin, acquired during 2022. We believe there is minimal overlap with our existing dealer network from the acquisition of Martin.

In 2022, our largest customer accounted for approximately 3% of net sales and our top ten customers accounted for approximately 19% of net sales. This compares to 4% and 20%, respectively, in 2021. Our sales are driven by residential new construction and home repair and remodel end markets, which represented approximately 42% and 58% of our sales, respectively, during 2022. This compares to 42% and 58%, respectively, in 2021. These percentages were consistent year-over-year.

We generally do not supply our products directly to homebuilders, but believe demand for our products is also a function of our strong relationships with certain national homebuilders for both our impact resistant products, and also for our products sold in the west. With the acquisition of NewSouth, we sell direct to the end customer.

Materials, Inventory and Supplier Relationships

Our primary manufacturing materials include aluminum and vinyl extrusions, glass, ionoplast, and polyvinyl butyral. With the acquisition of Martin, steel is an additional primary material used in our manufacturing operations of garage doors. Although in many instances we have agreements with our suppliers, these agreements can be terminated by either party on limited notice. While most of our materials are typically available from other sources, transitioning to alternative sources would require us to complete testing and certifications related to impact-resistance and for the alternative source of supply to create the customized equipment and tooling necessary to provide the materials and components to us. Therefore, our goal is to develop and maintain lasting relationships with our material suppliers.

Glass, which includes sheet glass and finished glass, which we sourced from three major national suppliers in 2022, represented approximately 36% of our material purchases during 2022, compared with 40% in 2021. Aluminum and vinyl extrusions accounted for approximately 39% of our material purchases during 2022, compared with 36% in 2021. Polyvinyl butyral and ionoplast, which are both used as inner layer in laminated glass, typically accounts for approximately 5% of our material purchases. The remainder of our material purchases in 2022 and 2021 were primarily composed of hardware and other materials used in the manufacturing process.

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

As discussed below in the section titled "Backlog”, at the end of 2022, as compared to the end of 2021, our backlog of sales orders has decreased. We define backlog as orders that we have received and have accepted from customers, but that have not yet shipped. The majority of this decrease is a result of an increase in production capacity in 2022, but also includes an increase relating to the acquisition of Martin in 2022. During 2021, our backlog increased as a result of growth in orders above our capacity to keep pace with the increased demand. As a result, during 2021, we opened an additional approximately 130,000 square foot manufacturing facility in Fort Myers, Florida to provide additional manufacturing capacity. We continue to have good relations with our glass supply chain partners, and we have gained additional control over our supply chain for glass with our acquisition of a 75% stake in Eco, whose vertically integrated operations includes a glass manufacturing division which supplies all of the impact-resistant glass used in Eco’s window and door products, as well as providing an additional source for CGI. We believe that our investment in Eco has provided us with a secure, high-quality, dependable supply of glass for our operations. Prior to our acquisition of Eco, it was historically a significant source of our glass needs and continues to be such today.

Backlog

Our backlog was $228.8 million as of December 31, 2022, and $355.9 million as of January 1, 2022. Our backlog consists of orders that we have received from customers that have not yet shipped. The majority of this decrease in backlog resulted from an increase in the Company’s overall production capacity, with corresponding lower lead times, as the level of order entries during 2022, compared to 2021 remained relatively flat. For additional discussion of factors affecting our backlog of orders, see the section titled "Materials, Inventory and Supplier Relationships" above.

We expect that a significant portion of our current backlog will be recognized as sales in the first quarter of 2023, due in part to our lead times, which typically range from four to ten weeks for a majority of our products.

Intellectual Property

We own and have registered trademarks in the U.S. In addition, we own several patents and patent applications concerning various aspects of window assembly and related processes. We are not aware of any circumstances that would have a material adverse effect on our ability to use our trademarks and patents. If we continue to renew our trade names when necessary, the trade-name protection provided by them is perpetual.

Manufacturing

Our manufacturing facilities are in Florida, Arizona, California, and Utah. In Florida, we produce customized impact-resistant and non-impact products. In Arizona, we produce a combination of aluminum and vinyl, customized non-impact products for the custom channel of our WWS brand, and standard products for its volume channel. In California, we produce vinyl custom non-impact products which, combined with our products manufactured in Arizona, we believe gives us a complete array of aluminum and vinyl, custom and standard window and door products for what we believe is a high-growth western market. In Utah, we produce premium overhead garage doors and hardware, serving the Western United States.

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

With the Martin Acquisition, we added premium overhead garage doors to our product portfolio. Doors are designed and uniquely built to customer specifications using a variety of materials including aluminum extrusion, steel coil, and glass. Fabrication of materials usually starts within 24 hours of a customer order being received, and production usually takes two to three days to complete. Once complete, the door is staged for will-call pick-up or delivery via a third-party contracted delivery method.

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

International Window and Door Manufacturers: This group of competitors consists of non-U.S. companies that have created entities and established manufacturing operations within Florida and have an increasing presence in the South Florida region as suppliers of residential and commercial windows and doors.

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

Human Capital Management

Employees. As of the end of 2022, we employed approximately 5,500 people, none of whom were represented by a collective bargaining unit. We believe we have good relations with our employees.

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

● Implementing proactive safety practices such as regular floor leader-led safety inspections of their work areas;

● Implementing ergonomics-related safety improvements, using an experience and risk-based approach to prioritize those improvements;

● Partnering with vendors to obtain high quality personal protective equipment and related training on how to appropriately utilize that equipment;

● Increasing workplace and compliance related safety training through the use of both virtual and classroom courses as well as on-the-floor safety discussions;

● Training team members to identify, report and quickly address potentially unsafe activities and practices;

● Utilizing train the trainer programs to develop internal team members as trainers for safety compliance items such as Forklift operation and LOTO Authorized; and

● Increasing the frequency, number and types of internal workplace safety audits, inspections and walk-throughs conducted by the Company’s EH&S staff.

● In response to the impact that Hurricane Ian had on our community and employees during September of 2022, we took a number of actions to respond to those who were impacted by the storm, including:

- Rescuing stranded team members and their families from flooded areas via kayaks, paddleboards and boats;

- Hosting distribution events at the Company’s plant locations in Venice and Fort Myers on Friday, September 30, to provide essential relief supplies for team members. Items distributed included generators, chainsaws, water, batteries, tarps, first aid kits, and more;

- Delivering essential relief supplies to team members not able to travel to the distribution sites;

- Dispatching task force groups to assist with home repair and delivery of supplies;

- Offering extra Volunteer Paid Time Off to team members who can help with recovery efforts;

- Offering Family Fund loans for its team members who have significant damage to their homes or property;

Labor Practices and Human Rights. All of our employees earn more than the federal minimum wage and we believe our hourly wages are competitive with the local communities in which our facilities operate. The average hourly wage, excluding incentive compensation, of a full-time hourly employee of the Company was approximately $19.12 as of December 31, 2022, as compared to $17.74 as of January 1, 2022, with approximately one-half of those hourly employees earning an average hourly wage of $18.00 or more. The average total compensation, including incentive compensation and benefits, for a full-time hourly employee of our Company in 2022 was approximately $52,000.

We strive to help our employees maintain job stability, so they are encouraged to stay with the Company and positioned to grow their skills and knowledge on the job. The 2022 annualized voluntary turnover rate in our workforce decreased slightly as compared to 2021. In an effort to reduce employee turnover, we engage in annual surveys with employees, we maintain an open-door policy that enables us to help identify any issues before they cause an employee to leave the Company, and we review exit interview data, hotline calls and root cause analysis to help deter turnover. We also assign dedicated Company human resources representatives to each department so that we can better monitor employee morale within each department.

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

Risks Related to the COVID-19 pandemic

The ongoing COVID-19 pandemic has had, and may continue to have, among other risks, an adverse effect on our business, results of operations, and financial condition.

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

A material portion of our business currently is geographically concentrated in Florida and that concentration increased with our acquisition of NewSouth and Eco.

Many of our manufacturing facilities, except for our Arizona, California and Utah facilities, are located in Florida, where the substantial portion of our sales are made. We believe that focusing operations into manufacturing locations in Florida optimized manufacturing efficiencies and logistics, and we believe that a focused approach to growing our market share within our core wind-borne debris markets in Florida, from the Gulf Coast to the mid-Atlantic, and certain international markets, will maximize value and return. Our acquisitions of NewSouth and Eco increased our manufacturing and sales concentration in Florida. Our manufacturing facilities in Arizona, California and Utah and the markets served by those businesses in the Western United States may not provide adequate geographic diversification for our business, as we expect that the primary concentration of our business will continue to be in Florida, and another prolonged decline in the economy of the state of Florida or of certain coastal regions, a change in state and local building code requirements for hurricane protection, or any other adverse condition in the state or certain coastal regions, could cause a decline in the demand for our products, which could have an adverse impact on our sales and results of operations.

We are subject to fluctuations in the prices of our raw materials which could have an adverse effect on our results of operations.

We experience significant fluctuations in the cost of our raw materials, including glass, aluminum extrusion, vinyl extrusion, and polyvinyl butyral. During 2022, as inflationary conditions accelerated and persisted, we experienced increases in our costs of raw materials. In an attempt to offset these rising costs, we took action to increase prices and, as such, were largely successful in passing these increased costs onto our customers. However, we anticipate that these fluctuations will continue in the future. A variety of factors over which we have no control, including global demand for aluminum, fluctuations in oil prices, speculation in commodities futures, tariffs and the creation of new laminates or other products based on new technologies impact the cost of raw materials that we purchase for the manufacture of our products. These factors may also magnify the impact of economic cycles on our business. Although we endeavor from time to time to hedge the risks of fluctuations in the prices of our raw materials, or pass rising costs onto our customers by increasing the prices of our products, we cannot guarantee that we will always be able to successfully minimize our risk through such actions.

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

We are a holding company and derive all of our operating income from our subsidiaries. All of our assets are held by our subsidiaries, and we rely on the earnings and cash flows of our subsidiaries to meet our obligations. The ability of our subsidiaries to make payments to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdictions of organization, which may limit the amount of funds available for distributions to us, the terms of existing and future indebtedness and other agreements of our subsidiaries, including our credit facilities and indenture, and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

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

Weather patterns may affect our operating results and our ability to maintain our sales volume throughout the year. Because our customers depend on suitable weather to engage in new construction and repair and remodel projects, increased frequency or duration of extreme weather conditions could result in a decrease in the demand for our products for periods of inclement weather, and have a material adverse effect on our financial results or financial condition. For example, unseasonably cool weather or extraordinary amounts of rainfall may decrease construction activity, thereby decreasing demand for our products and our sales during that period of time. Alternatively, extreme weather, such as hurricanes, has historically increased the visibility of our brands and customers’ demand for our impact-resistant products. Therefore, the lack of hurricane-related extreme weather conditions in a given year or over a period of time could result in a decrease of our sales and could have a material adverse effect on our financial results. Weather patterns are difficult to predict and may fluctuate as a result of numerous factors, including climate change, and we cannot guarantee that extreme weather conditions will or will not occur. Also, we cannot predict the effects that global climate change may have on our business. In addition to changes in weather patterns, climate change could, for example, reduce the demand for construction, and increase the cost and reduce the availability of construction materials, raw materials and energy. New laws and regulations related to global climate change may also increase our expenses or reduce our sales.

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

As a result of our acquisitions of NewSouth, 75% ownership stake in Eco, CRi SoCal, Inc., Anlin, and Martin, we have significantly more sales, assets and employees than we did prior to the transactions, which may require our management to devote a significant amount of time, resources and attention to the new product offerings or novel challenges, and/or away from the operations of our historical windows and doors business. These potential diversions and distractions may result in, or involve activities that cause, increased expenses and unanticipated liabilities.

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

Our total gross indebtedness is $651.4 million, including $575.0 million aggregate principal amount of senior notes we issued on September 24, 2021, and $76.4 million under our new $250.0 million revolving credit facility entered into in October 2022 (the "New Revolving Credit Facility"), under which we had $167.9 million available for borrowing at December 31, 2022.

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

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the senior secured credit facilities, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such action by the lenders could cause cross defaults under the indenture governing the notes. For a description of our senior secured credit facilities, see Footnote 9 to our audited consolidated financial statements included herein.

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

Our borrowings under the existing senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. For example, the Federal Reserve has increased its benchmark interest rate multiple times in 2022 in a bid to reduce rising inflation rates in the United States, and it is expected that additional rate hikes may be adopted in the future. As interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remained the same, and our net income decreases. The applicable margin with respect to the loans under the senior secured credit facilities is a percentage per annum equal to a reference rate plus the applicable margin.

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

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. A disruption in our information technology systems for any prolonged period could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Various third parties, including computer hackers, who are continually becoming more aggressive and sophisticated, may attempt to penetrate our network security and, if successful, misappropriate confidential and sensitive customer, employee and/or supplier information. Such attempts may include malware, ransomware, denial-of-service attacks, social engineering, unauthorized access, human error, theft or misconduct. For example, as previously disclosed on November 5, 2022, we detected a ransomware infection that impacted portions of our network and caused disruption to daily business operations. In addition, one of our employees, contractors or other third parties with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. While we have implemented systems and processes to protect against unauthorized access to or use of secured data and to prevent data loss and theft, there is no guarantee that these procedures are adequate to safeguard against all data security breaches or misuse of the data. Security breaches could also harm our reputation with our customers and retail partners, potentially leading to decreased revenues, and with federal and state government agencies and bodies.

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

We are highly dependent on our ERP information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. We currently operate on eight different ERP information systems. Since we must process and reconcile our information from multiple systems, the chance of errors is increased, and we may incur significant additional costs related thereto. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain our books and records and comply with regulatory requirements. Any of the foregoing could result in a material increase in information technology compliance or other related costs and could materially negatively impact our operations. In the future, we may transition all or a portion of our systems to one ERP system. The transition to a different ERP system involves numerous risks, including:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We had the following properties as of December 31, 2022:

	Manu- facturing	Support	Storage	Storefront
	(in square feet)
Owned:
Main plant and corporate office, N. Venice, FL	348,000	15,000	—	—
Glass tempering and laminating, N. Venice, FL	107,000	5,000	—	—
ILAB research and testing, N. Venice, FL	—	22,000	—	—
Assembly processing facility, N. Venice, FL	96,000	—	—	—
Manufacturing and storage (Triple D) facility, N. Venice, FL	102,000	—	15,000	—
Support facility, N. Venice, FL	—	7,000	—	—
Insulated glass building, N. Venice, FL	42,000	—	—	—
PGT Wellness Center, N. Venice, FL	—	3,600	—	—

Leased:
Support facility (Endeavor Court), Nokomis, FL	—	12,000	—	—
Storage facility (Eco storage), Medley, FL	—	—	182,000	—
Storage facility (Technology Park), Nokomis, FL	—	—	10,500	—
Storage facility (Commerce Drive), Nokomis, FL	—	—	6,400	—
Storage facility (Riverview warehouse), Riverview, FL	—	—	75,300	—
Storage facility (Eagle Falls Place), Tampa, FL	—	—	4,600	—
Storage facility (Metro Parkway), Ft. Myers, FL	—	—	3,800	—
Storage facility (42nd St), Palm City, FL	—	—	2,300	—
Storage facility (Silver Star), Orlando, FL	—	—	3,200	—
Storage facility, Boynton Beach, FL	—	—	100	—
Storage facility, Denver, CO	—	—	17,500	—
Distribution centers (Eco), Medley, FL	—	112,000	—	—
Plant and administrative offices, Medley, FL (Eco)	350,000	—	—	—
Plant and administrative offices, Ft. Myers, FL	130,000	—	—	—
Plant and administrative offices, Irvine, CA (CRi)	28,000	1,400	—	—
Plant and administrative offices, Clovis, CA (Anlin)	92,000	11,400	—	—
Plant and administrative offices, Hialeah, FL (CGI)	305,000	20,000	—	—
Plant and administrative offices, Phoenix, AZ (WWS)	239,000	10,000	—	—
Plant and administrative offices, Tampa, FL (NewSouth)	230,000	9,000	—	—
Plant and administrative offices, Salt Lake City, UT (Martin)	195,000	10,000	—	—
SEBU showrooms located in FL, SC, GA and TX (NewSouth)	—	—	—	185,100
WEBU showrooms located in CA (WWS)	—	—	—	19,200

Total square feet	2,264,000	238,400	320,700	204,300

In addition to the above owned and leased properties, we also own three parcels of undeveloped land in North Venice, Florida, available for future construction needs we may have.

Our major property leases above expire between May 2023 and June 2035. Many of our property leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

All of our owned properties secure borrowings under our credit agreement (dated February 16, 2016, as amended by the first amendment thereto, dated as of February 17, 2017, the second amendment thereto, dated as of March 16, 2018, the third amendment thereto, dated October 31, 2019, the fourth amendment thereto dated October 25, 2021, and the fifth amendment dated October 12, 2022, as otherwise amended, restated, modified or supplemented, the “2016 Credit Agreement due 2027”). We believe these operating facilities are adequate in capacity and condition to service existing customer needs.

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

Item 4. MINE SAFETY DISCLOSURES

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the New York Stock Exchange under its symbol of “PGTI”. On February 24, 2023, the closing price of our Common Stock was $20.56 as reported on the New York Stock Exchange. The number of stockholders of record of our Common Stock on that date was approximately 3,200, although we believe that the number of beneficial owners of our Common Stock is substantially greater.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On May 22, 2019, our Board of Directors authorized and approved a share repurchase program of up to $30.0 million. The repurchases may be made in open-market or private transactions from time to time. Repurchases of shares may be made under a Rule 10b5-1 plan, which would permit repurchases when the Company might otherwise be precluded from doing so under applicable laws. The Company bases repurchase decisions, including the timing of repurchases, on factors such as the Company’s stock price, general economic and market conditions, the potential impact on the Company’s capital structure, the expected return on competing uses of capital such as strategic acquisitions and capital investments, and other corporate considerations, as determined by management. During the third quarter of 2019, we made repurchases of 393,819 shares of our common stock at a total cost of $5.5 million under this program. We made no repurchases under this program during 2020 or 2021. During the fourth quarter of 2022, we made repurchases of 86,124 shares of our common stock at a total cost of $1.6 million under this program. The repurchase program may be suspended or discontinued at any time.

The following table presents information regarding the total number of shares repurchased, average price paid per share, the number of shares repurchased under the program, and maximum approximate dollar value of shares that may yet be purchased under the plan, by fiscal month for the three-month period ended December 31, 2022:

		Purchases of Equity Securities
Period	Beginning and Ending Dates	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs at End of Period (in millions)

October 2022	October 2 to October 29	—	—	—	$24.46

November 2022	October 30 to November 26	—	—	—	$24.46

December 2022	November 27 to December 31	86,124	$18.1746	86,124	$22.89

		86,124	$18.1746	86,124

Performance Graph

The following graphs compare the percentage change in PGT Innovations, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the NYSE Composite Index, the SPDR S&P Homebuilders ETF, and the Standard & Poor’s Building Products Index over the period from January 2, 2018 (the first trading day of our 2018 fiscal year), to December 30, 2022 (the last trading day of our 2022 fiscal year).

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN

AMONG PGT INNOVATIONS, INC., THE NYSE COMPOSITE INDEX, THE SPDR S&P

HOMEBUILDERS ETF AND THE S&P 500 BUILDING PRODUCTS INDEX

PGT, Inc.
NYSE Composite
SPDR S&P Homebuilders ETF*
S&P 500 Building Products Index*
$250
$200
$150
$100
$50
$0
12-17
3-18
6-18
9-18
12-18
3-19
6-19
9-19
12-19
3-20
6-20
9-20
12-20
3-21
6-21
9-21
12-21
3-22
6-22
9-22
12-22

*Note: Dividend Adjusted Share Price
(Benchmark Date 01/02/2018)

* Graph shows returns generated as if $100 were invested on January 2, 2018 (the first trading day of our 2018 fiscal year) for 60 months ended December 30, 2022 (the last trading day of our 2022 fiscal year), in PGTI stock or in the SPDR S&P Homebuilders ETF Fund, which is an exchange-traded fund that seeks to replicate the performance of the S&P Homebuilders Select Industry Index, or in the S&P 500 Building Products index, which is a fund that seeks to replicate the performance of the building products manufacturers who are included in the Standard and Poors 500 index.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8. Management's Discussion and Analysis comparing the results for the year ended January 1, 2022, to the results for the year ended January 2, 2021 can be found in Item 7 of our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended January 1, 2022, filed with the SEC on June 10, 2022, which is hereby incorporated by reference. In the comparisons which follow, the years ended December 31, 2022 and January 1, 2022 each consisted of 52 weeks.

Our MD&A is presented in the following sections:

•
Executive Overview;
•
Results of Operations;
•
Liquidity and Capital Resources;
•
Subsequent Event;
•
Critical Accounting Estimates;
•
Recently Issued Accounting Standards; and
•
Forward Outlook

EXECUTIVE OVERVIEW

Sales and Operations

During 2022, we grew at both our Southeast and Western segments, as the momentum of growth we experienced last year continued in 2022. Additionally, we continued to make strategic marketing investments which have paid dividends through customer awareness during the 2022 repair and remodeling season. Our total net sales for 2022 were $1,492.0 million, increased 28.5% compared to $1,161.5 million in 2021, and included solid organic sales growth. Sales growth at our Southeast segment was entirely organic, while sales growth at our Western segment was both organic and from acquisitions.

Our Southeast segment's net sales were $1,110.4 million in 2022, compared to $968.7 million in 2021, an increase of $141.7 million, or 14.6%. We believe this growth is primarily due to the realization of pricing actions taken to offset cost inflation and improvements in operations resulting increased capacity. Also, our NewSouth brand continued to perform well, and benefitted from organic growth in our main market of Florida, but also the expansion of our direct-to-consumer footprint in markets outside of Florida as we are in various stages of adding new retail locations to our existing list of stores.

Although Hurricane Ian negatively impacted our 2022 third quarter, and our 2022 fourth quarter by shifting sales into the 2023 fiscal year, one of the biggest events that occurred recently was the passage of Florida House Bill 7071, signed into law in May 2022. This bill provides two-year tax relief to Florida residences who choose to "harden" their homes against the damaging effects of storms by investing in impact-resistant windows, doors, and other product categories. We're excited about this great benefit for Florida homeowners which we believe will provide them with the incentive needed to improve the safety and value of their homes, and that their materials of choice will include impact-resistant windows and doors from our portfolio of Florida impact-resistant brands. We believe our Florida operations are benefitting from this home-hardening legislation, the main highlight of which includes a sales tax exemption for Floridians that harden their homes against natural disasters using impact-resistant products like those sold by us, which is available through June 2024.

Our Western segment's net sales were $381.6 million in 2022, compared to $192.8 million in 2021, an increase of $188.8 million, or 98.0%. While sales for 2022 of our Western segment includes acquisition growth from Anlin, CRi, and Martin, our existing business saw strong organic growth compared to last year. We believe the strength in our Western segment is due to our production builder business as this sector has performed well for several quarters, as we believe that demand for conversion to indoor/outdoor living continues to be strong. We believe we are also benefitting from our capacity expansion in the Phoenix, Arizona area and our new San Diego showroom in Southern California. We believe the organic growth we had in 2022 reflects the strength of our portfolio of brands across our entire geographic footprint.

Our gross profit increased to $570.7 million in 2022, producing a gross margin of 38.2%, compared to $403.5 million in 2021, which produced a gross margin of 34.7%, an improvement in gross margin of 350 basis points from 2021 to 2022. We were able to produce this operational improvement, despite headwinds of inflationary pressure being felt on material and labor costs. We also benefitted from price increases implemented earlier in the year to offset such inflationary headwinds. During 2022, we continued to focus on improving our manufacturing processes in order to reduce lead-times to meet the continued growing demand. Prior to Hurricane Ian, during the third quarter of 2022, we were able to reduce our average lead times by 40% to 50% in our primary brands compared to the third quarter of 2021. Recent investments in our team to help achieve higher talent levels have also helped generate improved operational efficiencies across our entire portfolio of brands. We believe the combination of improved operational performance we achieved prior to Hurricane Ian, reduced lead times and previously implemented price increases benefitted our gross margin in 2022.

Our backlog, which we define as customer orders that we have accepted but not yet shipped, has decreased significantly, to $228.8 million as of December 31, 2022, from $355.9 million as of January 2, 2021. The majority of this decrease in backlog resulted from an increase in the Company’s overall production capacity, with corresponding lower lead times, despite the disruption caused by hurricane Ian, as the level of order entries during 2022, compared to 2021 remained relatively flat.

Liquidity and Cash Flow

During 2022, we generated $196.4 million in cash flow from operations, an increase of $132.7 million, or 208.3% compared to $63.7 million in 2021. The significant increase in cash generated from operations in 2022 we believe is the result of the cash flow leverage provided by increased profitability in 2022 compared to 2021. As a result of this leverage, after drawing down $160.0 million under the New Revolving Credit Facility on October 12, 2022, the proceeds from which were used to fund the cash portion of the Martin Acquisition of $98.4 million, and $61.6 million to paydown term loan borrowings under the then existing 2016 Credit Agreement due 2024 of $60.0 million, plus $1.6 million of accrued interest and fees, during the post-acquisition period from October 14, 2022 to the end of 2022, we were able to repay borrowings under the New Revolving Credit Facility totaling $83.6 million.

We ended the 2022 fiscal year with $66.5 million in cash, We have no scheduled debt repayment obligations until the maturity of our 2016 Credit Agreement due 2027, and had $167.9 million in availability under the revolving credit facility under our 2016 Credit Agreement due 2027, which does not expire until October 2027. Additionally, during the early part of 2023 to the date of this report, we were able to make additional repayment of borrowings under the New Revolving Credit Facility totaling $12.4 million, resulting in borrowings outstanding under the New Revolving Credit Facility of $64.0 million as of the date of this report.

Cash generated from operations was generally used to fund operations and investing cash flows, which was primarily composed of capital expenditures in 2022 and, as discussed above, fund the Martin Acquisition and repay borrowings under the New Revolving Credit Facility. During 2022, our capital spending increased to $45.4 million, compared to $33.4 million in 2021, an increase of $12.0 million in cash used.

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

	Year Ended
	December 31,	January 1,	Percent Change
	2022	2022	2022-2021
(in thousands, except per share amounts)
Net sales	$1,491,954	$1,161,464	28.5%
Cost of sales	921,285	757,965	21.5%

Gross profit	570,669	403,499	41.4%
Gross margin	38.2%	34.7%

SG&A expenses	402,886	303,043	32.9%
SG&A expenses as a percentage of net sales	27.0%	26.1%
Impairment of trade name	7,423	—

Income from operations	160,360	100,456

Interest expense, net	28,879	30,029	(3.8%)
Debt extinguishment costs	410	25,472
Income tax expense	32,666	9,759	234.7%

Net income	98,405	35,196	179.6%
Less: Net income attributable to redeemable non-controlling interest	(1,523)	(2,318)

Net income attributable to the Company	$96,882	$32,878	194.7%

Calculation of net income per common share attributable to common shareholders:
Net income attributable to the Company	$96,882	$32,878
Change in redemption value of redeemable non-controlling interest	2,000	(6,081)
Net income attributable to common shareholders	$98,882	$26,797

Net income per common share attributable to common shareholders:
Basic	$1.65	$0.45
Diluted	$1.64	$0.45

Weighted average number of common shares outstanding:
Basic	59,926	59,518
Diluted	60,319	60,058

Full Year 2022 Compared with Full Year 2021

Net sales

Net sales for 2022 were $1,492.0 million, a $330.5 million, or 28.5%, increase in sales, from $1,161.5 million in the prior year.

The following table shows net sales by segment (in millions, except percentages):

	Year Ended
	December 31, 2022		January 1, 2022
	Sales	% of sales	Sales	% of sales	% change
Product category:
Southeast segment	$1,110.4	74.4%	$968.7	83.4%	14.6%
Western segment	381.6	25.6%	192.8	16.6%	98.0%

Total net sales	$1,492.0	100.0%	$1,161.5	100.0%	28.5%

During 2022, we experienced solid growth at both our Southeast and Western segments, as the momentum of growth we experienced in 2021, continued in 2022. Additionally, we continue to make strategic marketing investments which are paying dividends through customer awareness during the repair and remodeling season. Of our total net sales for 2022 of $1,492.0 million, which increased 28.5% compared to $1,161.5 million in 2021, growth was both organic and from acquisitions. Net sales of our Southeast segment were $1,110.4 million in 2022, compared with $968.7 million in 2021, an increase of $141.7 million, or 14.6%. This growth included strong organic growth, but we believe was adversely impacted by Hurricane Ian in late-September 2022. Hurricane Ian was a large and destructive Category 4 Atlantic hurricane that made landfall on the southwest Florida coastline at Cayo Costa on September 28, 2022, disrupting our ability to manufacture and distribute our products.

Net sales of our Western segment were $381.6 million in 2022, compared with $192.8 million in 2021, an increase of $188.8 million, or 98.0%. While sales for 2022 of our Western segment includes acquisition growth, our existing business saw strong organic growth as well. We believe the strength in our Western segment is due to our production builder business as this sector has performed well for several quarters, as we believe that demand for conversion to indoor/outdoor living continues to be strong. We believe we are also benefitting from our capacity expansion in the Phoenix, Arizona area and our new San Diego showroom in Southern California.

Gross profit and gross margin

Gross profit was $570.7 million in 2022, an increase of $167.2 million, or 41.4%, from $403.5 million in the prior year. Gross margin was 38.2% in 2022, compared to 34.7% in the prior year, a percentage-point increase of 3.5%. The increases in gross profit and gross margin include the effects of price increase actions we took to offset the impacts of labor and material cost headwinds we have experienced for several quarters. Also, during 2022, we maintained a high degree of focus on our supply chain to minimize disruptions, which helped us maintain a high level of operational efficiency which lead to reduced delivery lead-times. We also continued to invest in our labor talent which helped generate operational efficiencies across all our businesses in response to increasing demand and believe these actions will continue to benefit our gross margin as we try to offset the impacts of rising costs for materials and labor, and will continue to grow our company with high-quality talent.

Selling, general and administrative expenses

SG&A expenses for 2022 were $402.9 million, an increase of $99.8 million, or 32.9%, from $303.0 million in 2021. As a percentage of net sales, SG&A was 27.0% in 2022, compared to 26.1% in 2021. The increase in SG&A is partially due to the inclusion of SG&A from our acquisitions in 2021 for the full year of 2022. However, the year-over-year increase in SG&A was also driven by increasing distribution and variable overhead costs due to the increase in sales, increased fuel costs, inflationary conditions, as well as costs related to disruptions and recovery efforts caused by Hurricane Ian.

Impairment of trade name

There was an impairment of our WinDoor trade name of $7.4 million in 2022. Because of a recent decrease in sales of our WinDoor brand and given the narrow excess of fair value over carrying value of our WinDoor trade name in our prior quantitative test of the WinDoor trade name as a result of these events. The WinDoor impairment assessment was conducted as of the first day of our fourth quarter of 2022.

Income from operations

Income from operations was $160.4 million in 2022, an increase of $59.9 million, or 59.6%, from $100.5 million in 2021. Income from operations in 2022 includes $112.6 million from our Southeast segment and $55.2 million from our Western segment, compared to $74.8 million and $25.6 million from our Southeast and Western segments, respectively, in 2021, all after allocation of corporate operating costs in both periods. Income from operations in 2022 was also impacted by an impairment charge of $7.4 million in 2022 The increase in income from operations was related to the benefit from higher sales in 2022 compared to last year, as well as the benefits of the continued efficiency improvements at both our Southeast and Western segments, more than offsetting the rising costs due to inflationary conditions.

Interest expense

Interest expense was $28.9 million in 2022, a decrease of $1.1 million from $30.0 million in 2021. The redemption of the $425.0 million of higher rate 6.75% 2018 Senior Notes due 2026, with the $575.0 million of lower rate 4.375% 2021 Senior Notes due 2029 in 2021 primarily resulted in a lower level of interest expense in 2022 compared to 2021.

Debt extinguishment costs

Debt extinguishment costs totaled $0.4 in 2022, compared to $25.5 million in 2021. In 2022, we repaid our term loan borrowings under the 2016 Credit Agreement, resulting in a write-off of its remaining deferred financing costs. In 2021, on September 24, 2021, we completed the issuance of $575.0 million aggregate principal amount of 4.375% 2021 Senior Notes due 2029, issued at 100% of their principal amount. Redemption in-full of the $425.0 million of 2018 Senior Notes due 2026 included a pre-payment call premium of 105.063% of face value, which totaled $21.5 million and is classified as debt extinguishment costs in the accompanying consolidated statement of operations for the year ended January 1, 2022. The remainder of debt extinguishment costs of $4.0 million is composed of $9.4 million of unamortized third-party deferred costs and lender fees relating to the 2021 Senior Notes due 2026, including the First and Second Add-On Notes, offset by $5.4 million of unamortized premiums we received from the First and Second Add-On Notes.

Income tax expense

Income tax expense was $32.7 million for 2022, representing an effective tax rate of 24.9%. This compares to income tax expense of $9.8 million for 2021, representing an effective tax rate of 21.7%. Our income tax expense for 2022 includes $1.2 million relating to our 75% share of the pre-tax earnings of Eco, compared to $1.7 million in 2021.

Income tax expense in both 2022 and 2021 includes components of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards and from research and development tax credits true-up adjustments. Income tax expense in 2022 also includes a refund from the state of Florida, relating to excess taxes received by the state in 2021. The components of income tax benefitting income tax expense totaled $1.1 million in 2022, and totaled $1.3 million in 2021. Excluding discrete components of income tax, the effective tax rates for the years ended December 31, 2022, and January 1, 2022, would have been income tax expense rates of 25.8% and 24.6%, respectively. The increase primarily relates to the increase in Florida's state income tax rate in 2022, to 5.5%, from 3.535% in 2021.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for 2022 was $1.5 million, compared to $2.3 million for 2021, and represents the share of the net income of Eco for the periods, attributable to the 25% interest of Eco not acquired by the Company in February 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash flow generated by operations, supplemented by borrowing capacity under our New Revolving Credit Facility, if ever needed. We believe our cash generating capability will continue to provide us with financial flexibility in meeting operating and investing needs. Our primary capital requirements are to fund working capital needs, and to meet required debt payments, including debt service payments on borrowings and fund capital expenditures.

Consolidated Cash Flows

The following table summarizes our cash flow results for 2022 and 2021:

	Components of Cash Flows
(in millions)	December 31, 2022	January 1, 2022
Cash provided by operating activities	$196.4	$63.7
Cash used in investing activities	(233.9)	(253.9)
Cash provided by financing activities	7.9	186.1

Decrease in cash and cash equivalents	$(29.6)	$(4.1)

Operating activities. Cash provided by operating activities was $196.4 million for 2022, compared to $63.7 million for 2021.

The increase in cash flows from operations of $132.7 million in 2022 compared to 2021 was primarily due to the changes in operating cash flows, including an increase of $416.3 million in collections from customers in 2022 compared to 2021, as the result of increased sales, which was partially offset by an increase in payments to suppliers of $210.4 million as the result of higher procurement of inventory, an increase in personnel related disbursements of $71.4 million due to a larger number of employees during 2022, compared to 2021, and an increase in debt service costs of $4.7 million in 2022, compared to 2021, primarily as a result of the issuance of the 2021 Senior Notes due 2029, and the higher level of notes outstanding thereunder as compared to the recently pre-paid 2018 Senior Notes due 2026. Also, net tax payments increased $9.3 million in 2022, compared to 2021. Other collections of cash and other cash activity, net, increased by $2.8 million. Other collections of cash primarily relate to sales of scrap aluminum.

Direct cash flows from operations for 2022 and 2021 are presented below:

	Direct Operating Cash Flows
(in millions)	December 31, 2022	January 1, 2022
Collections from customers	$1,536.9	$1,120.6
Other collections of cash	15.1	12.3
Disbursements to suppliers	(931.1)	(720.7)
Personnel related disbursements	(375.2)	(303.8)
Debt service costs	(27.9)	(32.6)
Income tax payments, net	(21.5)	(12.2)
Other cash activity, net	0.1	0.1

Cash from operations	$196.4	$63.7

Inventory as of December 31, 2022, was $112.7 million, an increase of $21.2 million from January 1, 2022. The increase in inventory on had primarily relates to the Martin Acquisition.

Our inventory consists principally of raw materials purchased for the manufacture of our products and limited finished goods inventory as the majority of our products are custom, made-to-order products. Our inventory levels are more closely aligned with our number of product offerings rather than our level of sales. We have maintained our inventory level to have (i) raw materials required to support new product launches; (ii) a sufficient level of safety stock on certain items to ensure an adequate supply of material in the event of a sudden increase in demand and given our short lead-times; and (iii) adequate lead times for raw materials purchased from overseas suppliers in bulk supply. Inventory turns for the year ended December 31, 2022, was 9.0 times, on par with 10.0 times for the year ended January 1, 2022.

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

Investing activities. Cash used in investing activities was $233.9 million in 2022, compared to $253.9 million in 2021 a decrease in cash used of $20.0 million. We used $188.6 million of cash to acquire a business in 2022, compared with cash used for acquisitions in 2021 of $220.7 million, a decrease in cash used for acquisitions of $32.1 million. Also, in 2022, we used cash of $45.4 million for capital expenditures, compared to $33.4 million in 2021, an increase of $12.0 million in cash used. Finally, in 2022, we received proceeds of $37 thousand from the sales of property, plant and equipment, compared to $187 thousand in 2021, a decrease of $150 thousand in cash proceeds received from sales of property, plant and equipment.

Financing activities. Cash provided by financing activities was $7.9 million in 2022, compared with cash provided of $186.1 million in 2021, a decrease in cash provided of $178.1 million. On October 13, 2022, the Company entered into an amendment of the 2016 Credit Agreement (the “Fifth Amendment”). The Fifth Amendment provides for, among other things, a new five-year revolving credit facility in an aggregate principal amount of $250.0 million (the “New Revolving Credit Facility”). Contemporaneously with the Fifth Amendment, the Company drew down $160.0 million of funds available under the New Revolving Credit Facility. Proceeds totaling $61.6 million from the $160.0 million drawdown were used to repay then existing term loan borrowings under the 2016 Credit Agreement totaling $60.0 million, plus accrued interest and fees totaling $1.6 million. The Company made repayments of borrowings under the New Revolving Credit Facility totaling $83.6 million through December 31, 2022. We paid financing costs totaling $1.5 million in 2022, including financing costs relating to bank fees relating to the New Revolving Credit Facility.

In 2022, we made payments of contingent consideration relating to our acquisition of Anlin totaling $2.7 million, representing the first payment we were required to make under the Anlin purchase agreement based on their 2021 EBITDA, as defined in the agreement. Because these payments were not required to be made within a reasonably short period of time after the effective date of the acquisition, we classified the portion of these payments representing the fair value of the first payment, which was $2.4 million, as a financing activity, with the difference classified within operating activities.

As further discussed below under Share Repurchase Program, during the fourth quarter of 2022, we made repurchases of 86,124 shares of our common stock at a total cost of $1.6 million under this program. We made a distribution to the non-controlling interest relating to ECO of $1.7 million in 2022.

In 2021, we issued $575.0 million in 4.375% 2021 Senior Notes due 2029, as well as the $60.0 million of Second Additional Senior Notes, including a premium of $3.3 million with the Second Additional Notes, which provided proceeds from issuances of senior notes in 2021 totaling $638.3 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, plus a pre-payment call premium of 105.063% of face value, which totaled $21.5 million, classified as debt extinguishment costs in the accompanying consolidated statement of operations for 2021. We also prepaid the outstanding term loan borrowings under the then existing 2016 Credit Agreement due 2024 of $54.0 million, and subsequently reborrowed $60.0 million in proceeds under the then existing 2016 Credit Agreement due 2024 used in the Anlin Acquisition. Proceeds of $63.3 million from the issuance of the $60.0 million in Second Additional Senior Notes, including a premium of $3.3 million, were used to partially fund our acquisition of Eco.

We paid financing costs totaling $10.7 million in 2021, including financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2021 Senior Notes due 2026 totaling $8.7 million, which included a 1.25% lender spread on the total principal value of the 2021 Senior Notes due 2029, or $7.2 million, and $1.5 million of other costs. We also paid $0.6 million in financing costs relating to the Fourth Amendment of the then existing 2016 Credit Agreement due 2024. We also paid $1.4 million in 2021 related to the issuance of the Second Additional Senior Notes.

Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $1.9 million in 2022, versus $1.6 million in 2021 Proceeds from the exercises of stock options for 2021 was $0.1 million. There were proceeds from stock issued under our 2019 Employee Stock Purchase Plan of $0.6 million during 2022, compared to $0.5 million during 2021.

2019 Share Repurchase Program. On May 22, 2019, our Board of Directors authorized and approved a share repurchase program of up to $30 million. The repurchases may be made in open-market or private transactions from time to time. Repurchases of shares may be made under a Rule 10b5-1 plan, which would permit repurchases when the Company might otherwise be precluded from doing so under applicable laws. The Company bases repurchase decisions, including the timing of repurchases, on factors such as the Company’s stock price, general economic and market conditions, the potential impact on the Company’s capital structure, the expected return on competing uses of capital such as strategic acquisitions and capital investments, and other corporate considerations, as determined by management. From the inception of the program on May 22, 2019, through December 28, 2019, we made repurchases of 393,819 shares of our common stock at a total cost of $5.5 million. We made no repurchases under this program during 2020 or 2021. During the fourth quarter of 2022, we made repurchases of 86,124 shares of our common stock at a total cost of $1.6 million under this program. The repurchase program may be suspended or discontinued at any time. We may make opportunistic purchases in the future.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. In 2022, we spent $45.4 million on capital expenditures, compared to $33.4 million in 2021, an increase of $12.0 million, primarily representing equipment purchases and facility improvements expected to support growth.

Management expects to spend between $48 million and $52 million for capital expenditures in 2023. Our capital expenditure program is geared towards making investments in capital assets targeted at increasing both gross sales and margins, but also includes capital expenditures for maintenance capital.

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

As of December 31, 2022, the face value of debt outstanding under the 2021 Senior Notes due 2029 was $575.0 million, and accrued interest totaled $6.4 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs and prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the then existing 2016 Credit Agreement due 2024 of $54.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021. See Note 5, Acquisitions, for a discussion of the Anlin Acquisition.

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

The indenture for the 2021 Senior Notes due 2029 includes certain covenants limiting the ability of the Company and any guarantors to, (i) incur additional indebtedness; (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; (iii) enter into agreements that restrict distributions from restricted subsidiaries; (iv) sell or otherwise dispose of assets; (v) enter into transactions with affiliates; (vi) create or incur liens; merge, consolidate or sell all or substantially all of the Company’s assets; (vii) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; and (viii) designate the Company’s subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications

2016 Credit Agreement due 2027

On February 16, 2016, we entered into the 2016 Credit Agreement. From 2016 to 2022, we entered into various amendments to the 2016 Credit Agreement, including the amendment in October 2022, as described below.

On October 13, 2022, the Company entered into an amendment of the 2016 Credit Agreement (the “Fifth Amendment”). The Fifth Amendment provides for, among other things, a new five-year revolving credit facility in an aggregate principal amount of $250.0 million (the “New Revolving Credit Facility”). The New Revolving Credit Facility refinances and replaces the previously existing $80.0 million revolving credit facility under the 2016 Credit Agreement. The Company’s obligations under the 2016 Credit Agreement continue to be secured by substantially all of its direct and indirect subsidiaries’ assets, and is senior in position to the 2021 Senior Notes due 2029.

Contemporaneously with the Fifth Amendment, the Company drew down $160.0 million of funds available under the New Revolving Credit Facility. Proceeds totaling $61.6 million from the $160.0 million drawdown were used to repay then existing term loan borrowings under the 2016 Credit Agreement totaling $60.0 million, plus accrued interest and fees totaling $1.6 million. As discussed below, the remaining $98.4 million of proceeds were used to fund the cash portion of the Martin Acquisition. The Company made repayments of borrowings under the New Revolving Credit Facility totaling $83.6 million through December 31, 2022.

Interest on borrowings under the New Revolving Credit Facility is payable either quarterly or at the expiration of any Secured Overnight Financing Rate ("SOFR") interest period applicable thereto. Borrowings under the New Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (with a floor of 100 basis points) plus a percentage spread (ranging from 0.75% to 1.75%) based on our first lien net leverage ratio or SOFR (with a floor of 0 basis points) plus a percentage spread (ranging from 1.75% to 2.75%) based on our first lien net leverage ratio. After giving effect to the Fifth Amendment, we will pay quarterly commitment fee on the unused portion of the New Revolving Credit Facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Fifth Amendment also modifies the application of the financial covenant under the 2016 Credit Agreement such that testing will occur on a quarterly basis, commencing with the fiscal quarter ending December 31, 2022.

As of December 31, 2022, borrowings outstanding under the $250.0 million New Revolving Credit Facility totaled $76.4 million, and accrued interest was $235 thousand. There were $5.7 million in letters of credit outstanding. Availability under the New Revolving Credit Facility at December 31, 2022 totaled $167.9 million. The weighted average all-in interest rate for borrowings under the existing revolving credit facility of the 2016 Credit Agreement due 2027 was 6.07% as of December 31, 2022, and for borrowings under the term loan facility of the then existing 2016 Credit Agreement due 2024 was 2.10% at January 1, 2022.

The Martin Acquisition was financed in past with the $250.0 million available under the New Revolving Credit Facility provided by the Fifth Amendment of our 2016 Credit Agreement, under which we drew $160.0 million on October 14, 2022, the proceeds of which were used to pay $98.4 million of the $187.8 million total fair value of consideration transferred, and $61.6 million to prepay our $60.0 million existing term loans under the Fourth Amendment of our 2016 Credit Agreement, plus $1.6 million in fees, costs and accrued interest. The remainder of the total fair value of consideration transferred totaling $89.4 million was funded with cash on hand previously generated through operations. We also paid buyer fees and costs relating to the Martin Acquisition totaling $4.8 million in the year ended December 31, 2022, classified as selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2022.

Deferred Financing Costs

All debt-related fees, costs and original issue discount, including those related to the revolving credit portion of the facility, is classified as a reduction of the carrying value of long-term debt. The activity relating to third-party fees and costs, lender fees and discount for the year ended December 31, 2022, are as follows:

(in thousands)	Total
At beginning of year	$9,345
Less: Write-off of deferred costs classified as debt extinguishment costs	(410)
Add: Deferred financing costs from the refinancing of the 2016 Credit Agreement	1,526
Less: Amortization expense	(1,242)
Other	(1)

At end of year	$9,218

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated, as of December 31, 2022, is as follows:

(in thousands)	Total
2023	$1,320
2024	1,366
2025	1,442
2026	1,466
2027	1,440
Thereafter	2,184

Total	$9,218

The contractual future maturities of long-term debt outstanding, as of December 31, 2022, are as follows (at face value):

(in thousands)	Total
2023	$—
2024	—
2025	—
2026	—
2027	76,352
Thereafter	575,000

Total	$651,352

Long-Term Debt

Long-term debt consists of the following:

	December 31,	January 1,
	2022	2022
	(in thousands)
2021 Senior Notes Due 2029 - Senior notes issued on September 24, 2021, due October 1, 2029. Interest payable semi- annually, in arrears, beginning on April 1, 2022, accruing at a rate of 4.375% per annum beginning September 24, 2021. (1)	$575,000	$575,000

2016 Credit Agreement Due 2027 - Revolving credit facility with no contractually scheduled amortization payments. Outstanding balance, if any, due on October 12, 2027. Interest payable at SOFR or the Base prime rate plus an applicable margin, due at the end of each SOFR term or Base loan term. At December 31, 2022, the average rate was 6.07%, including a SOFR rate of 4.32% and a margin of 1.75%. (2)	76,352	—

2016 Credit Agreement Due 2024 - Term loan payable with no contractually scheduled amortization payments. Original lump-sum payment of $60.0 million due on October 31, 2024. Interest payable quarterly at LIBOR or the Base prime rate plus an applicable margin. At January 1, 2022, the average rate was 2.10%. (3)	—	60,000

Long-term debt	651,352	635,000
Fees, costs, and discount (4)	(9,218)	(9,345)

Long-term debt, net, less current portion	$642,134	$625,655

(1) Effective on September 24, 2021, the Company completed the issuance of $575.0 million aggregate principal amount of 4.375% senior notes due October 1, 2029, issued at 100% of their principal amount. The proceeds from issuance of the new senior notes were used to finance the repayment of the then outstanding aggregate principal amount of $425.0 million of 6.75% senior notes 2026, which required payment of a 5.063% call-premium totaling $21.5 million, lender fees of 1.25% of the face value of the 2021 Senior Notes due 2029 totaling $7.2 million, accrued interest on the then outstanding senior notes and term loan totaling $4.5 million, and various costs of the senior note offering and the Anlin acquisition. The remainder of the proceeds of the new senior notes held as cash on hand, together with $60.0 million of new borrowings under our then existing 2016 Credit Agreement due 2024, were subsequently used on October 25, 2021 for the Anlin Acquisition totaling $114.2 million at closing. Any remaining unused proceeds from issuance of the $575.0 million of senior notes were held as operating cash on hand.

(2) On October 13, 2022, the Company entered into the Fifth Amendment. The Fifth Amendment provides for, among other things, the New Revolving Credit Facility, which is a five-year revolving credit facility in an aggregate principal amount of $250.0 million. The New Revolving Credit Facility refinances and replaces the previously existing $80.0 million revolving credit facility under the 2016 Credit Agreement. The Company’s obligations under the 2016 Credit Agreement continue to be secured by substantially all of its and its direct and indirect subsidiaries’ assets, and is senior in position to the 2021 Senior Notes due 2029. Contemporaneously with the Fifth Amendment, the Company drew down $160.0 million of funds available under the New Revolving Credit Facility. Proceeds totaling $61.6 million from the $160.0 million drawdown were used to repay then existing term loan borrowings under the 2016 Credit Agreement totaling $60.0 million, plus accrued interest and fees totaling $1.6 million. As discussed below, the remaining $98.4 million of proceeds were used to fund the Martin Acquisition. The Company made repayments of borrowings under the New Revolving Credit Facility totaling $83.6 million through

December 31, 2022. Subsequent to December 31, 2022, the Company has paid an additional $12.4 million of borrowings under the New Revolving Credit Facility, resulting in an outstanding balance as of the date of this report of $64.0 million.

(3) Effective on October 25, 2021, the Company entered into the fourth amendment of the then existing 2016 Credit Agreement due 2024. We borrowed a $60.0 million incremental term loan in connection with this amendment, the proceeds from which were used in combination with proceeds remaining under the 2021 Senior Notes due 2029 for the Anlin Acquisition. See note (1) above for further discussion.

(4) Fees, costs, and discount represents third-party fees, lender fees, other debt-related costs, and original issue premium and discount, recorded as a net reduction of the carrying value of the debt and are amortized over the lives of the debt instruments to which they relate under the effective interest method.

SUBSEQUENT EVENT

2023 Share Repurchase Program. On February 7, 2023, the Company announced that its Board of Directors approved a new, share repurchase program which authorizes the Company to purchase up to $250.0 million of its common stock. This program permits the Company to purchase shares of its common stock from time to time through open-market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program will have a term of 3 years, through February 3, 2026, and may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.

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

We applied the RFRM to the valuation of trade names and MPEEM to customer relationships for acquisitions done during 2022, for which the most significant intangible assets identified were the Martin trade name and customer relationship. Specific to these intangible assets, our estimates of projected revenue included forecast revenue growth rates, estimated existing customer retention rates, operating expense estimates and other estimates regarding contributory asset charges that required judgment by management. Actual results can differ from our estimates, requiring adjustments to our assumptions. The estimated fair value of identifiable intangible assets acquired in connection with the Martin Acquisition was $91.9 million, which included its trade name with an estimated fair value of $24.0 million and total customer relationships of $52.7 million.

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

Given the narrow excess of fair value over carrying value of our WinDoor trade name from the last time we performed a quantitative assessment of our WinDoor trade name, and recent decrease in sales of our WinDoor brand, we determined such conditions represented triggering events and that we should complete a quantitative impairment test of our WinDoor trade name. The

WinDoor impairment test was conducted as of the first day of the fourth quarter of 2022. Based on our impairment test, which included our assumptions regarding future revenue, which we consider to be a Level 3 input, using the relief-from-royalty method, we concluded that the fair value of our WinDoor trade name was less than its carrying value, which resulted in an impairment of our WinDoor trade name of $7.4 million in our fourth quarter of 2022. As of December 31, 2022, and January 1, 2022, the carrying value of our WinDoor tradename were $11.0 million and $18.4 million, respectively.

For our other indefinite-lived trade names, we completed qualitative assessments of these assets on the first day of our fourth quarter of 2022. These qualitative assessments included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to our other indefinite-lived trade names, such as the industry in which we use these other indefinite-lived trade names, our competitive environment, the availability and costs of raw materials and labor, the financial performance of our Company, and factors related to the markets in which our Company operates. We also considered that, for our other indefinite-lived trade names, no new impairment indicators were identified since the dates of our prior assessments, which were qualitative assessments all other indefinite-lived intangibles other than goodwill. Based on these assessments, we concluded that it is more likely than not that the fair values of our other indefinite-lived trade names exceed their carrying values. As of December 31, 2022, and January 1, 2022, excluding the WinDoor trade name, the carrying values of other indefinite-lived trade names was $214.0 million and $193.7 million, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Disclosure of Supplier Finance Program Obligations

In September 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations,” to improve the disclosures of supplier finance programs. Specifically, the ASU requires disclosure of key terms of the supplier finance programs and a rollforward of the related obligations. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company does not engage in supplier finance programs and, therefore, does not expect to add any incremental disclosures required by ASU 2022-04.

FORWARD OUTLOOK

Net sales

Looking ahead into 2023, we believe there will be challenging macroeconomic factors that impact our business in all of our major markets. We have seen robust demand in our core geographies over the past two years that required maximum manufacturing capacity to satisfy. In 2023, having addressed our manufacturing constraints by adding manufacturing capacity in 2022, we believe that 2023 results will be more a function of demand than capacity constrictions. As such, we see possible declines in demand in both the repair and remodel and new construction channels. Our backlog of orders was $228.8 million at December 31, 2022, decreasing from $355.9 million at January 1, 2022. Because of increases in manufacturing capacity and operating efficiency achieved in 2022, we believe we are now in a fully demand-driven operating environment, with lead times between four and ten weeks for a majority of our products. In 2023, we expect to continue to invest in sales initiatives in our major markets, which we believe will result in increasing our market share. We also expect to expand our geographic footprint in our major markets through new product introductions, and brand cross-selling opportunities.

Gross profit and gross margin

We believe the following factors, which are not all inclusive, may impact our gross profit and gross margin in 2023:

• Our gross margin percentages are influenced by total sales due to operating leverage of fixed costs. We believe that macroeconomic headwinds expected in 2023 could negatively impact our operating leverage as we expect these headwinds will impact demand in both our repair and remodel and new construction channels.

• During 2022, our gross profit and gross margin percentage were negatively impacted by inflationary pressure on our manufacturing inputs, including materials and labor. We took actions in 2022 to attempt to offset these factors, including increasing prices in 2022, which we believe successfully passed a substantial portion of the increased cost of inputs to our customers. Depending on the extent to which costs increase in 2023, we may take further pricing actions to offset them. However, we were also successful in improving our operating efficiencies in 2022, and will continue to focus on further improvements to operating efficiencies, primarily relating to direct labor, but the inflationary headwinds of 2022 are expected to continue to exist in 2023.

• Inflationary conditions impacted aluminum and Midwest Transaction Premium ("MTP") delivery prices in 2022. Aluminum is one of our most significant raw materials. During April 2022, the price of aluminum, including the MTP delivery component, hit all-time high combined spot prices of nearly $2.00 per pound. By the end of 2022, the combined spot prices of aluminum had decreased to approximately $1.30 per pound. Early in 2023, we have seen an uptick in prices.

However, we believe that aluminum pricing during 2023 will be slightly lower than during 2022, which may provide us with a slight cost tailwind in an otherwise highly inflationary environment expected during 2023. While we engage in a program of hedging our purchases of aluminum, as well as its delivery component known as the Midwest Transaction Premium, using cash flow derivative products to help us stabilize the cost of aluminum and MTP in our manufacturing process, by the end of 2022, we had no aluminum hedge coverage and insignificant MTP coverage, meaning our prices for aluminum and MTP costs will follow the changes in aluminum prices as set by the LME, as well as the MTP delivery component as set by the Platts MW US Transaction price per pound assessment.

• Our gross profit and gross margin are also influenced by labor costs. During 2022, we continued to invest in increasing our headcount to address manufacturing constraints which had caused our backlog of orders to increase significantly by the end of 2021. However, having added manufacturing capacity and reduced our backlog of orders to more normalized levels, our headcount additions have decreased. As such, we expect to focus on direct labor efficiencies during 2023. However, we expect there to continue to be a strong jobs environment throughout the United States in 2023 which may continue to result in a limited labor pool. As such, we expect that in order to continue to attract adequate labor in a tight labor pool, we will experience increased labor costs due to this continuing to be an employee's job market.

Selling, general and administrative expenses (SG&A)

This expense category will be affected by the inclusion of the SG&A of Martin for the full year of 2023, including non-cash amortization based on the level of amortizable intangible assets we have acquired. We expect to leverage fixed SG&A in 2023, compared to 2022, and to continue to look for areas within SG&A to drive efficiencies. However, we expect to continue to invest in strategic marketing initiatives and advertising, especially at our NewSouth direct-to-consumer business which relies heavily on outreach to consumers. However, we plan on cost reductions in 2023 relating to a reduction in salaried headcount and cost control programs focusing on spending reductions across all major SG&A categories through reduced discretionary spending. As such, only those strategic programs which we believe will provide a favorable return on investment will be funded. We have also seen the effects of inflationary pressure on our distribution costs as fuel prices rose during 2022, which increased the cost of operating our fleet. While fuel prices have fluctuated recently, on average they have stabilized. However, if fuel prices increase significantly during 2023, this could negatively impact our SG&A spending.

Depreciation and Amortization

Including the impact on depreciation and amortization from our Martin Acquisition, depreciation and amortization is estimated to be approximately $63 million in 2023.

Interest expense

During 2022, we refinanced our $425.0 million of 6.75% 2018 Senior Notes due 2026 with our $575.0 million of 4.375% 2021 Senior Notes due 2029. This increased our level of borrowings, which enabled us to acquire Anlin, while the reduction in senior note interest rate is providing some debt service savings. In October 2022, we refinanced our 2016 Credit Agreement in the Fifth Amendment, which resulted in the paydown of our then existing term loan borrowings of $60.0 million, but provided the New Revolving Credit Facility of $250.0 million, of which we drew down $160.0 million, the additional proceeds from which were used to acquire Martin. Since drawing down $160.0 million under the New Revolving Credit Facility, we have repaid a total of $96.0 million in borrowings under the New Revolving Credit Facility as of the date of this report. Borrowings under the New Revolving Credit Facility is our only floating-rate debt. As such, our exposure of our debt to this increasing interest rate environment has been reduced due to our post-acquisition de-leveraging focus. As such, we believe interest expense on our long-term debt will be approximately $30 million in 2023, including an estimated $1 million of non-cash amortization of net deferred financing costs.

Income tax expense

We expect to continue to be profitable in 2023, and thus, we believe that we will incur income tax expense at a combined Federal and state effective rate of between approximately 25% to 26%. This rate is based on the corporate income tax rate of 21%, plus a blended statutory state rate, assuming the income tax rate in Florida remains at 5.5% through 2023.

Liquidity and capital resources

We had $66.5 million of cash on hand as of December 31, 2022. During 2023, we expect to continue to generate sufficient cash from operations to service the interest requirements on our debt, cover our operating expenses, and spend between $48 million and $52 million for capital expenditures in 2023. As a result of the Fifth Amendment, we have no further mandatory required payments remaining until the maturity in October 2027 of our 2016 Credit Agreement due 2027 but may continue to make voluntary prepayments in the future as our cash generation and other relevant factors permit. However, no assurances can be given that cash from operations will be sufficient for some or all these purposes. We currently have $167.9 million of availability under the New Revolving Facility of the 2016 Credit Agreement due 2027.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge the delivery component of our aluminum needs, known as the Midwest Transaction Premium (“MTP”). However, as of December 31, 2022, we had no aluminum forward contracts, and one contract for MTP. Accordingly, as of the date of this report, we are substantially not hedged for any portions of our aluminum or delivery needs, and our price for aluminum and MTP costs will follow the changes in aluminum prices as set by the LME, as well as the MTP delivery component as set by the Platts MW US Transaction price per pound assessment.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding with a variable rate as of the date of filing of this Annual Report on Form 10-K of $76.4 million, a 100 basis-point increase in interest rate would result in approximately $0.8 million of additional interest costs annually.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PGT Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PGT Innovations, Inc. (the Company) as of December 31, 2022, and January 1, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two fiscal years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the two fiscal years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Intangible Assets Acquired in the Martin Door Combination
Description of the Matter

On October 14, 2022, the Company completed its acquisition of Martin Door Holdings, Inc. (“Martin”) for fair value consideration of $187.8 million as disclosed in Note 5 to the consolidated financial statements. The transaction was accounted for as a business combination and the assets acquired and liabilities assumed have been recorded at fair value.

Auditing the Company's accounting for its acquisition of Martin was complex and judgmental due to the significant estimation required by management to determine the preliminary fair value of the acquisition’s identified intangible assets of $91.9 million, which consisted primarily of the Martin trade name and customer relationships of $24.0 million and $52.7 million, respectively. The Company used the income approaches of the relief-from-royalty method and Multiperiod Excess Earnings Method (MPEEM) to measure the trade name and customer relationship intangible assets, respectively. The significant estimation was primarily due to the judgment involved and the sensitivity of the respective fair values to certain underlying assumptions used to calculate the preliminary fair values for the trade name and customer relationship intangibles, specifically the forecasted revenue growth rates in each model. This significant assumption is forward looking and could be affected by future operating, economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the Company's controls over its accounting for the acquisition. Our tests included controls over the estimation process supporting the recognition and measurement of the identified intangible assets, including controls over management’s evaluation of the methodology and underlying assumptions used in determining the preliminary fair value.

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

February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
PGT Innovations, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows and the related notes (collectively, the consolidated financial statements) of PGT Innovations, Inc. and subsidiaries (the Company) for the fiscal year ended January 2, 2021. In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the fiscal year ended January 2, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tampa, Florida

March 2, 2021

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021

Net sales	$1,491,954	$1,161,464	$882,621
Cost of sales	921,285	757,965	561,297

Gross profit	570,669	403,499	321,324

Selling, general and administrative expenses	402,886	303,043	224,386
Impairment of trade name	7,423	—	8,000
Restructuring costs and charges	—	—	4,227

Income from operations	160,360	100,456	84,711

Interest expense, net	28,879	30,029	27,719
Debt extinguishment costs	410	25,472	—

Income before income taxes	131,071	44,955	56,992

Income tax expense	32,666	9,759	11,884

Net income	98,405	35,196	45,108

Less: Net income attributable to redeemable non-controlling interest	(1,523)	(2,318)	—

Net income attributable to the Company	$96,882	$32,878	$45,108

Calculation of net income per common share attributable to common shareholders:
Net income attributable to the Company	$96,882	$32,878	$45,108
Change in redemption value of redeemable non-controlling interest	2,000	(6,081)	—
Net income attributable to common shareholders	$98,882	$26,797	$45,108

Net income per common share attributable to common shareholders:
Basic	$1.65	$0.45	$0.77
Diluted	$1.64	$0.45	$0.76

Weighted average number of common shares outstanding:
Basic	59,926	59,518	58,887
Diluted	60,319	60,058	59,360

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021

Net income	$98,405	$35,196	$45,108

Other comprehensive income (loss) before tax:
Increase (decrease) in fair value of derivatives	(7,690)	24,455	1,569
Reclassification to earnings	(1,438)	(18,638)	2,359

Other comprehensive income (loss) before tax	(9,128)	5,817	3,928

Income tax expense (benefit) related to other comprehensive income (loss)	(2,345)	1,531	970

Other comprehensive income (loss), net of tax	(6,783)	4,286	2,958

Comprehensive income	91,622	39,482	48,066

Less: Comprehensive income attributable to redeemable non-controlling interest	(1,523)	(2,318)	—

Comprehensive income attributable to the Company	$90,099	$37,164	$48,066

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	January 1,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$66,548	$96,146
Accounts receivable, net	160,107	141,221
Inventories	112,672	91,440
Contract assets, net	47,919	55,239
Prepaid expenses	11,763	8,727
Other current assets	16,532	28,985
Total current assets	415,541	421,758
Property, plant and equipment, net	208,354	185,266
Operating lease right-of-use asset, net	104,121	91,162
Intangible assets, net	447,052	394,525
Goodwill	460,415	364,598
Other assets, net	4,766	3,301

Total assets	$1,640,249	$1,460,610

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,727	$40,021
Accrued liabilities	125,234	82,660
Current portion of operating lease liability	16,393	13,180
Total current liabilities	185,354	135,861
Long-term debt	642,134	625,655
Operating lease liability, less current portion	95,159	83,903
Deferred income taxes	47,407	37,489
Other liabilities	7,459	11,742
Total liabilities	977,513	894,650

Commitments and contingencies

Redeemable non-controlling interest	34,721	36,863

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 63,940 and 63,516 shares issued and 59,912 and 59,696 shares outstanding at December 31, 2022 and January 1, 2022, respectively	639	635
Additional paid-in-capital	442,116	433,347
Accumulated other comprehensive income	223	7,006
Retained earnings	204,891	106,398
Treasury stock at cost	(19,854)	(18,289)
Total shareholders' equity	628,015	529,097

Total liabilities, redeemable non-controlling interest, and shareholders' equity	$1,640,249	$1,460,610

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Cash flows from operating activities:
Net income	$98,405	$35,196	$45,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,048	30,487	24,014
Amortization	26,150	21,082	18,825
Impairment of trade name	7,423	—	8,000
Other asset impairments	2,131	—	—
Non-cash portion of restructuring costs and charges	—	—	2,442
Provision for allowance for credit losses	10,979	3,834	996
Stock-based compensation	9,670	7,819	5,458
Amortization and write-offs of deferred financing costs	1,242	978	1,206
Debt extinguishment costs	410	25,472	—
Deferred income taxes	(11,340)	7,632	(593)
(Gain) loss on sales of assets	(240)	261	(291)
Change in operating assets and liabilities (net of acquisition effects):
Accounts receivable, net	(20,622)	(34,390)	(13,775)
Inventories	(12,017)	(15,984)	(14,793)
Contract assets, net, prepaid expenses, other current and other assets	12,826	(5,958)	(11,342)
Accounts payable, accrued and other liabilities	37,309	(12,750)	10,240
Net cash provided by operating activities	196,374	63,679	75,495

Cash flows from investing activities:
Purchases of property, plant and equipment	(45,377)	(33,424)	(24,800)
Business acquisitions	(188,580)	(220,676)	(90,368)
Proceeds from disposals of assets	37	187	766
Net cash used in investing activities	(233,920)	(253,913)	(114,402)

Cash flows from financing activities:
Payment of fair value of contingent consideration in Anlin Acquisition	(2,362)	—	—
Proceeds of amounts drawn from revolving credit facility	160,000	—	—
Payments of borrowing under revolving credit facility	(83,648)	—	—
Proceeds from issuance of senior notes	—	638,300	53,188
Payments of senior notes	—	(425,000)	—
Payment of call-premium on redemption of senior notes	—	(21,518)	—
Proceeds from issuance of term loan debt	—	60,000	—
Payments of term loan debt	(60,000)	(54,000)	(10,000)
Payments of financing costs	(1,526)	(10,675)	(1,266)
Purchases of treasury stock under repurchase program	(1,565)	—	—
Purchases of treasury stock relating to tax withholdings on employee equity awards	(1,888)	(1,648)	(815)
Proceeds from exercise of stock options	—	138	572
Distribution to redeemable non-controlling interest	(1,665)	—	—
Proceeds from issuance of common stock under ESPP	602	463	305
Net cash provided by financing activities	7,948	186,060	41,984
Net (decrease) increase in cash and cash equivalents	(29,598)	(4,174)	3,077
Cash and cash equivalents at beginning of year	96,146	100,320	97,243
Cash and cash equivalents at end of year	$66,548	$96,146	$100,320

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

				Accumulated
	Common stock		Additional	Other
	Shares		Paid-in	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	Income (Loss)	Earnings	Stock	Total
Balance at December 28, 2019	58,504,734	$619	$414,688	$(238)	$34,788	$(18,309)	$431,548
Grants of restricted stock	—	7	(7)	—	—	—	—
Vesting of restricted stock	219,977	—	—	—	—	—	—
Forfeitures of restricted stock	—	(3)	3	—	—	—	—
Purchases of treasury stock	(51,479)	—	—	—	—	(815)	(815)
Retirement of treasury stock	—	(1)	(814)	—	—	815	—
Stock-based compensation	—	—	5,458	—	—	—	5,458
Exercise of stock options	284,353	3	569	—	—	—	572
Common stock issued under ESPP	41,126	—	305	—	—	—	305
Net income	—	—	—	—	45,108	—	45,108
Other comprehensive income, net of tax expense of $970	—	—	—	2,958	—	—	2,958
Balance at January 2, 2021	58,998,711	$625	$420,202	$2,720	$79,896	$(18,309)	$485,134
Grants of restricted stock	—	7	(7)	—	—	—	—
Vesting of restricted stock	312,982	—	—	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Issuance of treasury stock	4,600	—	—	—	(20)	20	—
Purchases of treasury stock	(73,105)	—	—	—	—	(1,648)	(1,648)
Retirement of treasury stock	—	(1)	(1,372)	—	(275)	1,648	—
Stock-based compensation	—	—	7,819	—	—	—	7,819
Exercise of stock options	67,797	1	137	—	—	—	138
Common stock issued under ESPP	27,335	—	463	—	—	—	463
Issuance in acquisition of Eco	357,797	4	6,104	—	—	—	6,108
Other comprehensive income, net of tax expense of $1,531	—	—	—	4,286	—	—	4,286
Net income	—	—	—	—	32,878	—	32,878
Change in redemption value of redeemable non-controlling interest	—	—	—	—	(6,081)	—	(6,081)
Balance at January 1, 2022	59,696,117	$635	$433,347	$7,006	$106,398	$(18,289)	$529,097
Grants of restricted stock	—	6	(6)	—	—	—	—
Vesting of restricted stock	359,360	—	—	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(181,125)	—	—	—	—	(3,453)	(3,453)
Retirement of treasury stock	—	(1)	(1,498)	—	(389)	1,888	—
Stock-based compensation	—	—	9,670	—	—	—	9,670
Common stock issued under ESPP	37,204	—	602	—	—	—	602
Other comprehensive income, net of tax benefit of $2,345	—	—	—	(6,783)	—	—	(6,783)
Net income	—	—	—	—	96,882	—	96,882
Change in redemption value of redeemable non-controlling interest	—	—	—	—	2,000	—	2,000
Balance at December 31, 2022	59,911,556	$639	$442,116	$223	$204,891	$(19,854)	$628,015

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

PGT Innovations, Inc. (“PGTI”, “we,” or the “Company”), formerly named PGT, Inc., is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority of our sales are to customers in the state of Florida; however, we also sell products in many other states, the Caribbean, Canada, and in South and Central America. Our acquisition of Eco Enterprises ("Eco Acquisition") in February 2021 expands our range of product offerings in our major market of southeast Florida. We also have sales of products that are designed to unify indoor and outdoor living spaces, through our Western Windows Systems’ (“WWS”) division, and most of its sales are in the western United States. Our acquisitions of Anlin Windows and Doors in October 2021 and Martin Door Holdings, Inc. ("Martin") in October 2022 expanded our presence in the west. The acquisition of Martin, which produces residential and commercial garage doors, expands the Company into building products adjacent to its portfolio of window and door brands. Products are sold primarily through an authorized dealer and distributor network. We began selling window products in the direct-to-consumer channel, a “factory-direct” sales model, through our acquisition of NewSouth Windows Solutions in February 2020.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (“NYSE”) from the NASDAQ Global Market, and began trading on the NYSE under its existing ticker symbol of “PGTI”. As of December 31, 2022, we had major manufacturing operations in Florida, in North Venice, Ft. Myers, Tampa, and in the greater Miami area. We also have manufacturing operations in Arizona, California and, with the Martin Acquisition, Utah. Additionally, we have two glass tempering and laminating plants and one insulation glass plant located in North Venice.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Fiscal period

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The years ended December 31, 2022, and January 1, 2022, consisted of 52 weeks. The year ended January 2, 2021 consisted of 53 weeks.

Principles of consolidation

The consolidated financial statements present the results of the operations, financial position and cash flows of PGTI, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We are consolidating all wholly owned subsidiaries, as well as Eco, based on the 75% majority ownership. We refer to Note 20 for our accounting policies relating to the non-redeemable minority interest.

Segment information

We operate as two segments based on geography: the Southeast segment and the Western segment. See Note 19 for more information.

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

Revenue recognition

Revenue is recognized when our performance obligations are satisfied. Generally, our performance obligations are satisfied over time when control of our products is transferred, and revenue is recognized at a single point in time, when title transfers to our customer for product shipped or when services are provided. Revenues are recorded net of any sales incentives. See Note 4, “Revenue Recognition and Contracts with Customers.”

Cost of sales

Cost of sales represents costs directly related to the production of our products. Primary costs include raw materials, direct labor, and manufacturing overhead, which consist of salaries, wages, employee benefits, utilities, maintenance, lease costs and depreciation.

Shipping and handling costs

Shipping and handling costs incurred in the purchase of materials used in the manufacturing process are included in cost of sales. Costs relating to shipping, handling and distribution of finished products to our customers are included in selling, general and administrative expenses and totaled $75.1 million, $62.4 million and $39.3 million for the years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.

Advertising

We expense advertising costs as incurred. Advertising expense, which is included in selling, general and administrative expenses, was $22.7 million, $15.8 million and $11.6 million for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. NewSouth, acquired on February 1, 2020, relies heavily on advertising, consistent with its sales-direct-to-homeowner business model.

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

	December 31,	January 1,
	2022	2022
	(in thousands)
Accounts receivable	$173,763	$145,923
Less: Allowance for credit losses	(13,656)	(4,702)

Accounts receivable, net	$160,107	$141,221

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

During 2022, we recorded warranty expense at an average rate of 2.1% of sales. This rate approximates the average rate of 2.0% of sales recorded in 2021. The average rate of 2.0% of sales in 2021 compares to an average rate of 1.7% of sales recorded in 2020. The increase in our warranty expense rate in 2021, compared to 2020 was a result of costs associated with higher levels of warranty repair experience on larger commercial projects than experienced in 2020, which resulted in warranty costs incremental to those we would incur in the normal course of business. The increase in our warranty expense in 2021, compared to 2020, was also affected by costs associated with the wind-down of the commercial business of NewSouth in the first quarter of 2021, which resulted in warranty costs incremental to those we would incur in the normal course of business.

We assess the adequacy of our warranty accrual on a quarterly basis, and adjust the previous amounts recorded, if necessary, to reflect the change in estimate of the future costs of claims yet to be serviced. The following provides information with respect to our warranty accrual.

Accrued Warranty	Beginning of Period	Acquired (Acquisition Adjustment)	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)
Year ended December 31, 2022	$13,504	$(2,537)	$31,223	$698	$(27,500)	$15,388

Year ended January 1, 2022	$8,001	$4,150	$23,637	$(1,440)	$(20,844)	$13,504

Year ended January 2, 2021	$6,244	$3,515	$15,256	$266	$(17,280)	$8,001

During the third quarter of 2022, we finalized our calculation of the reserve for warranty obligations assumed in the Anlin Acquisition. As a result, we recorded an acquisition adjustment to decrease Anlin's warranty reserve by $2.5 million from its initial estimate in our then preliminary allocation of the fair value of assets acquired and liabilities assumed, resulting in an equal decrease in goodwill.

The accrual for warranty is included in accrued liabilities and other liabilities, depending on estimated settlement date, in the consolidated balance sheets as of December 31, 2022 and January 1, 2022. The portion of warranty expense related to the issuance of product of $3.9 million, $3.0 million and $3.8 million is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively. The portion related to servicing warranty claims including costs of the service department personnel is included in selling, general and administrative expenses in the consolidated statements of operations, and is $28.1 million, $19.2 million and $11.7 million, respectively, for the years ended December 31, 2022, January 1, 2022, and January 2, 2021.

Inventories

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited work-in-progress and finished goods inventory as most products are custom, made-to-order products manufactured under noncancelable purchase orders and therefore are recognized as costs of sales relating to revenue recognized over time during the manufacturing process. All inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The reserve for obsolescence, which was immaterial at December 31, 2022 and January 1, 2022, is based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined through Company history, specific identification and consideration of prevailing economic and industry conditions. Inventories consist of the following:

	December 31,	January 1,
	2022	2022
	(in thousands)
Raw materials	$109,679	$87,164
Work in progress	916	3,248
Finished goods	2,077	1,028

Inventories	$112,672	$91,440

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liability, and operating lease liability, less current portion, on our consolidated balance sheets. The Company currently does not have any finance leases.

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

Capitalized software as of December 31, 2022, and January 1, 2022, was $31.7 million and $31.8 million, respectively. Accumulated depreciation of capitalized software was $30.3 million and $29.0 million as of December 31, 2022, and January 1, 2022, respectively.

Amortization expense for capitalized software was $3.0 million, $3.7 million, and $4.1 million for the years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.

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

For our Southeast and Western reporting units, based on qualitative assessments, we concluded that quantitative assessments were not required to be performed. See Note 7 for further discussion of the goodwill of our reporting units.

Trade names

The Company has indefinite-lived intangible assets in the form of certain trade names. The impairment evaluation of the carrying amount of our indefinite-lived trade names is conducted annually, or more frequently, if events or changes in circumstances indicate that they might be impaired. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If we elect to bypass the qualitative assessment or if we determine, based on qualitative factors, that it is more likely than not that the fair value of our indefinite-lived trade names is less than the carrying amount, an evaluation is performed by comparing their carrying amount to their estimated fair values. If the estimated fair value is less than the carrying amount of the indefinite-lived trade name, then an impairment charge is recorded to reduce the carrying value to its estimated fair value. The estimated fair value is determined using the relief from royalty method that is based upon the discounted projected cost savings (value) attributable to ownership of our trade names, our only indefinite-lived intangible assets. Other than the WinDoor trade name, based on qualitative assessments for 2022, the Company concluded it was more likely than not the fair value of the indefinite-lived intangible assets exceeded their carrying values. For the WinDoor trade name, we concluded that a quantitative assessment was required, given the recent decrease in sales of the brand and given the narrow excess of the fair value over the carrying value of our WinDoor trade name in our prior quantitative assessment, which resulted in an impairment charge of $7.4 million in the year ended December 31, 2022.

We review the carrying value of our finite-lived trade name in accordance with our policy for long-lived assets. See Note 7 for further discussion of our trade name.

Derivative financial instruments

We utilize certain derivative instruments, from time to time, including forward contracts to manage variability in cash flow associated with commodity market price risk exposure in the aluminum market. We do not enter into derivatives for speculative purposes.

Concentrations of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, trade accounts receivable and contract assets. Accounts receivable and contract assets are due primarily from dealers and distributors of building materials, and other companies in the construction industry, primarily located in Florida, California, Texas, Arizona and, with the Martin Acquisition in October 2022, Utah. Credit is extended based on an evaluation of the customer’s financial condition and credit history, and generally collateral is not required. The Company maintains an allowance for potential credit losses on trade receivables and contract assets.

We maintain our cash with several financial institutions, the balance of which exceeds federally insured limits. At December 31, 2022 and January 1, 2022, our cash balance exceeded the insured limit by $61.4 million and $89.0 million, respectively.

Comprehensive income (loss)

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

Stock-based compensation

We use a fair-value based approach for measuring stock-based compensation and record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Our Company’s awards vest based on service conditions and certain performance conditions and compensation expense is recognized generally on a straight-line basis for each separately vesting portion of an award. Stock-based compensation expense is recognized only for those awards that ultimately vest.

Income and Sales Taxes

We account for income taxes utilizing the liability method. Deferred income taxes are recorded to reflect consequences on future years of differences between financial reporting and the tax basis of assets and liabilities measured using the enacted statutory tax rates and tax laws applicable to the periods in which differences are expected to affect taxable earnings. We have no liability for unrecognized tax benefits. However, should we accrue for such liabilities, when and if they arise in the future, we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision. Income taxes relating to gains and losses on our cash flow hedges are released at the same time as the underlying transactions are realized. Interest and penalties on income taxes, if any, are recorded as income taxes. Refer to Note 12 for additional information regarding the Company’s income taxes.

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

There were no anti-dilutive shares outstanding for the years ended December 31, 2022 and January 1, 2022. Our weighted average number of diluted shares outstanding excludes underlying securities of 23 thousand for the year ended January 2, 2021, because their effects were anti-dilutive.

The table below presents the calculation of basic and diluted earnings per share, including a reconciliation of weighted average common shares:

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
	(in thousands, except per share amounts)
Net income	$98,405	$35,196	$45,108
Less: Net income attributable to redeemable non-controlling interest	(1,523)	(2,318)	—
Net income attributable to the Company	96,882	32,878	45,108
Change in redemption value of redeemable non-controlling interest	2,000	(6,081)	—
Net income attributable to common shareholders	$98,882	$26,797	$45,108

Weighted-average common shares - Basic	59,926	59,518	58,887
Add: Dilutive shares from equity plans	393	540	473
Weighted-average common shares - Diluted	60,319	60,058	59,360

Weighted average number of common shares outstanding:
Basic	$1.65	$0.45	$0.77
Diluted	$1.64	$0.45	$0.76

Supplemental cash flow information and non-cash activity

The table below presents supplemental cash flow information and non-cash activity for the years ended December 31, 2022, January 1, 2022, and January 2, 2021:

	Year Ended
	December 31,	January 1,	January 2,
(in thousands)	2022	2022	2021
Supplemental cash flow information:
Interest paid	$27,948	$32,636	$25,156
Income tax payments, net of refunds	$21,499	$12,166	$9,242
Non-cash activity:
Establish right-of-use asset	$29,031	$65,678	$19,185
Establish operating lease liability	$(29,031)	$(65,678)	$(19,185)
Reclassification of accounts receivable to notes receivable	$4,225	$—	$1,437
Property, plant and equipment additions in accounts payable	$565	$772	$61

3. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

Business Combinations - Contracts Assets and Liabilities

On October 28, 2021, the FASB issued ASU 2021-08,1 which amends ASC 805-20 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This standard was effective beginning December 31, 2022. Early adoption was permitted. The Company adopted this standard for the year ended January 1, 2022. The adoption of this standard did not have any impact on our consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, subsequent amendment to the initial guidance, ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (collectively, “Topic 848”). In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which defers its sunset date to June 2023 as a result of the UK Financial Conduct Authority's extension of the LIBOR cessation date to June 30, 2023. Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance generally can be applied currently, through June 30, 2023. Topic 848 has had and will have no impact on the reference rates in our financing agreements.

Accounting Pronouncements Recently Issued, Not Yet Adopted

Disclosure of Supplier Finance Program Obligations

In September 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations,” to improve the disclosures of supplier finance programs. Specifically, the ASU requires disclosure of key terms of the supplier finance programs and a rollforward of the related obligations. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company does not engage in supplier finance programs and, therefore, does not expect to add any incremental disclosures required by ASU 2022-04.

4. Revenue

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, we have two reportable segments: our Southeast segment and our Western segment. See Note 19 for more information. The following table provides information about our net sales by reporting segment, product category and market for the years ended December 31, 2022, January 1, 2022, and January 2, 2021 (in millions):

	Year Ended
	December 31,	January 1,	January 2,
Disaggregation of revenue:	2022	2022	2021
Reporting segment:
Southeast	$1,110.4	$968.7	$752.4
Western	381.6	192.8	130.2

Total net sales	$1,492.0	$1,161.5	$882.6

Product category:
Impact-resistant window and door products	$878.8	$787.2	$630.2
Non-impact window and door products	613.2	374.3	252.4

Total net sales	$1,492.0	$1,161.5	$882.6

Market:
New construction	$625.1	$489.9	$402.5
Repair and remodel	866.9	671.6	480.1

Total net sales	$1,492.0	$1,161.5	$882.6

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the years ended December 31, 2022, January 1, 2022, and January 2, 2021, the Western segment’s net sales of its volume products were $111.5 million, $83.0 million and $53.2 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At December 31, 2022 and January 1, 2022, those contract liabilities totaled $39.1 million and $45.2 million, respectively, of which $33.4 million and $37.0 million, respectively, are classified within accrued liabilities, and $5.7 million and $8.2 million, respectively, are classified within contract assets, net, in the accompanying consolidated balance sheets at December 31, 2022 and January 1, 2022.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at January 1, 2022 were satisfied in the first quarter of 2022, and contract assets at January 1, 2022 were transferred to accounts receivable in the first quarter of 2022. Also, substantially all of the contract liabilities at December 31, 2022 will be satisfied in the first quarter of 2023, and contract assets at December 31, 2022 will be transferred to accounts receivable in the first quarter of 2023. Contract liabilities at December 31, 2022 represents cash received during the three-month period ended December 31, 2022, excluding amounts recognized as revenue during that period. Contract assets at December 31, 2022 represents revenue recognized during the three-month period ended December 31, 2022, excluding amounts transferred to accounts receivable during that period. Contract liabilities at January 1, 2022 represents cash received during the three-month period ended January 1, 2022, excluding amounts recognized as revenue during that period. Contract assets at January 1, 2022 represents revenue recognized during the three-month period ended January 1, 2022, excluding amounts transferred to accounts receivable during that period.

5. Acquisitions

Martin Doors

On October 14, 2022, we completed the acquisition of the Martin Doors brand. The acquisition was done by WWS Acquisition, LLC, a Missouri limited liability company, indirectly wholly-owned by PGT Innovations, Inc., which acquired all of the shares of stock of Martin Door Holdings, Inc., a Utah corporation, headquartered in Salt Lake City, Utah, a custom manufacturer of overhead garage doors and hardware serving the Western U.S. (the "Martin Acquisition"), pursuant to that certain Share Purchase Agreement dated as of October 14, 2022 (the “Martin Purchase Agreement”). The fair value of consideration transferred in the Martin Acquisition was $187.8 million, composed entirely of cash, including $185.0 million for purchase price and $2.8 million in estimated working capital adjustments paid at closing.

The cash portion of the Martin Acquisition of $98.4 million was financed with borrowings under the fifth amendment of our 2016 Credit Agreement due 2027, with the remaining $89.4 million fund with cash on hand. Generally, cash on hand for the Martin Acquisition was provided by cash generated through operations.

Purchase Price Allocation

The preliminary estimated fair value of assets acquired, and liabilities assumed as of the closing date, are as follows:

Preliminary Allocation
Accounts receivable	$6,653
Inventories	9,543
Contract assets, net	5,242
Prepaid expenses and other assets	90
Property and equipment	11,422
Operating lease right-of-use asset	12,259
Intangible assets	91,900
Total assets acquired	137,109
Accounts payable	(2,482)
Accrued and other liabilities	(1,270)
Deferred tax liabilities	(23,604)
Operating lease liability	(12,259)
Total liabilities assumed	(39,615)
Net assets acquired	97,494
Goodwill	90,300
Fair value of consideration transferred	$187,794

Consideration:
Cash	$187,794
Fair value of consideration transferred	$187,794

The fair value of certain working capital related items, including Martin’s accounts receivable, prepaid expenses and other assets, and accounts payable and accrued and other liabilities, approximated their book values at the date of the Martin Acquisition. The fair value of inventory was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The substantial majority of inventories at the acquisition date was comprised of raw materials. The fair value of property and equipment and remaining useful lives were estimated by management, with the assistance of a third-party valuation firm, using the cost approach. Valuations of the intangible assets were done using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs, with the assistance of a third-party valuations firm. Certain aspects of our intangible valuations, as well as the amount of deferred tax liabilities acquired in the Martin Acquisition are still being finalized and subject to change.

We incurred acquisition costs totaling $4.8 million relating to legal expenses, representations and warranties insurance, diligence, accounting and other services in the Martin Acquisition, classified as selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2022.

Because the Martin Acquisition was an acquisition of stock, Martin's assets and liabilities retain their tax bases at the time of the acquisition. Therefore, none of the identifiable intangible assets or goodwill acquired in the Martin Acquisition are deductible for tax purposes. As of December 31, 2022, goodwill is estimated to be $90.3 million. Martin's goodwill is included as part of the Western reporting unit. We believe Martin's goodwill relates to the expansion of our footprint in a key, strategic market we have identified as a geographic area of growth for our Company, as well as being a key component of our strategy to expand into adjacent building material products, other than windows and doors.

Pro forma results of operations as well as net sales and income attributable to the Martin Acquisition are not presented as it did not have a material impact on our results of operations,

Valuation of Identified Intangible Assets

The valuation of the identifiable intangible assets acquired in the Martin Acquisition and our estimate of their respective useful lives are as follows:

		Initial
	Preliminary	Useful Life
	Valuation	(in years)
(in thousands)
Trade name	$24,000	indefinite
Customer relationships	52,700	15
Customer-related backlog (amortized in 2022)	400	<1
Developed technology	14,600	3 - 14
Non-compete-related intangible	200	5

Intangible assets, net	$91,900

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

The first contingent consideration payment was agreed to be $2.7 million, which exceeded its estimated fair value by $0.3 million. This excess is classified as selling, general and administrative expenses in the accompanying consolidated statement of operations for year ended December 31, 2022. The payment was made during the second quarter of 2022 after both parties agreed to extend the deadline for the first payment past the March 31, 2022 due date stated in the Anlin Purchase Agreement.

As of the end of 2022, we updated our estimate of the fair value of the contingent consideration relating to 2022 Anlin EBITDA, which was estimated to be $9.5 million, the maximum potential payout for fiscal year 2022 under the Anlin Purchase Agreement, which we expect to pay-out in the first quarter of 2023. As such, we recognized an expense of approximately $5.1 million, representing the difference between this updated estimated fair value, and the fair value estimated in our purchase price allocation, classified as selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2022.

For tax purposes, contingent consideration does not become part of tax goodwill until paid. As such, the amount of goodwill deductible for tax purposes will not be finalized until the payment of the contingent consideration for 2022 is known. As of December 31, 2022, the estimated fair value of the contingent consideration in the allocation relating to this remaining payment was $4.3 million, and goodwill according to the current allocation of consideration is $9.6 million. As such, as of December 31, 2022, the amount of goodwill estimated to be tax deductible is the difference of $5.3 million. Anlin's goodwill is included as part of the Western reporting. We believe Anlin's goodwill relates to the expansion of our footprint in a key, strategic market we have identified as a geographic area of growth for our Company. Our estimate of the amount of tax deductible goodwill may change as the amounts of the payments of contingent consideration are finalized.

6. Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of:

	December 31,	January 1,
	2022	2022
	(in thousands)
Land	$10,563	$10,063
Buildings and improvements	108,629	103,812
Machinery and equipment	185,229	159,822
Vehicles	24,975	21,633
Software	31,729	31,813
Construction in progress	33,628	12,565

Property, plant and equipment	394,753	339,708
Less: Accumulated depreciation	(186,399)	(154,442)

Property, plant and equipment, net	$208,354	$185,266

The Company recognized depreciation expense of $34.0 million, $30.5 million, and $24.0 million related to property, plant and equipment during the years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively, of which $22.3 million, $19.3 million, and $12.7 million, respectively, are classified within cost of sales in the accompanying consolidated statements of operations of those years, with the remainder classified within selling, general and administrative expenses.

7. Goodwill and Intangible Assets

Goodwill and intangible assets are as follows as of:

			Initial
	December 31,	January 1,	Useful Life
	2022	2022	(in years)
	(in thousands)
Goodwill	$460,415	$364,598	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$225,018	$212,141	indefinite

Customer relationships and customer-related assets	340,047	289,047	<1-15
Trade name (amortizable)	22,200	22,200	15
Developed technology	20,500	5,900	3-14
Non-compete agreement	3,538	3,338	2-5
Software license	590	590	2
Less: Accumulated amortization	(164,841)	(138,691)

Subtotal	222,034	182,384

Other intangible assets, net	$447,052	$394,525

Goodwill at January 1, 2022	$364,598
Increase relating to Martin Acquisition	90,300
Increase in Anlin Acquisition contingent consideration	789
Decrease in Anlin Acquisition trade name	3,700
Decrease in Anlin Acquisition customer relationships	4,300
Increase in Anlin Acquisition customer-related backlog asset	(2,200)
Final net working capital payment in Anlin Acquisition	786
Estimated contingent consideration in Eco Acquisition	1,500
Decrease in estimated warranty reserve in Anlin Acquisition	(2,537)
Net other measurement period changes in Anlin Acquisition	(821)
Goodwill at December 31, 2022	$460,415

Trade names (indefinite-lived) at January 1, 2022	$212,141
Decrease due to impairment of WinDoor trade name	(7,423)
Increase in trade names from Martin Acquisition	24,000
Decrease in Anlin Acquisition trade name	(3,700)
Trade names (indefinite-lived) at December 31, 2022	$225,018

Amortizable Intangible Assets

We test amortizable intangible assets for impairment when indicators of impairment exist. No impairment was recorded for any period presented.

Estimated amortization of our amortizable intangible assets is as follows for future fiscal years:

(in thousands)	Total
2023	$26,307
2024	25,971
2025	25,640
2026	21,241
2027	20,987
Thereafter	101,888

Total	$222,034

Amortization Expense

Amortization expense relating to amortizable intangible assets for the years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively, was $26.2 million, $21.1 million, and $18.8 million, respectively, classified within selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2022, January 1, 2022 and January 2, 2021.

Goodwill

We perform our annual goodwill impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. The Company performed a qualitative assessment for each reporting unit. The qualitative assessments indicated that it was more likely than not that the fair value of each reporting unit exceeded its respective carrying value. As of December 31, 2022, and January 1, 2022, the carrying value of our Southeast reporting unit goodwill is $228.3 million and $226.8 million, respectively. As of December 31, 2022, and January 1, 2022, the carrying value of our Western reporting unit goodwill is $232.1 million and $137.8 million, respectively.

Indefinite-Lived Intangible Assets

We perform our annual indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. Given the narrow excess of fair value over carrying value of our WinDoor trade name in the first quarter of 2020, the last time we performed a quantitative assessment of our WinDoor trade name, and recent decrease in sales of our WinDoor brand, we determined such conditions represented triggering events and that we should complete a quantitative impairment test of our WinDoor trade name as of our annual impairment test date of the first day of our fourth quarter of 2022. Based on our revised modeling, which included our assumptions regarding future revenue, which we consider to be a Level 3 input, using the relief-from-royalty method, we concluded that the fair value of our WinDoor trade name was less than its carrying value, which resulted in an impairment of our WinDoor trade name of $7.4 million in our fourth quarter of 2022. As of December 31, 2022, and January 1, 2022, the carrying value of our WinDoor tradename was $11.0 million and $18.4 million, respectively.

For our other indefinite-lived trade names, we completed qualitative assessments of these assets on the first day of our fourth quarter of 2022. These qualitative assessments included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to our other indefinite-lived trade names, such as the industry in which we use these other indefinite-lived trade names, our competitive environment, the availability and costs of raw materials and labor, the financial performance of our Company, and factors related to the markets in which our Company operates. We also considered that, for our other indefinite-lived trade names, no new impairment indicators were identified since the dates of our prior assessments, which were qualitative assessments all other indefinite-lived intangibles other than goodwill. Based on these assessments, we concluded that it is more likely than not that the fair values of our other indefinite-lived trade names exceed their carrying values. As of December 31, 2022, and January 1, 2022, excluding the WinDoor trade name, the carrying values of other indefinite-lived trade names were $214.0 million and $193.7 million, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	December 31,	January 1,
	2022	2022
Accrued liabilities	(in thousands)
Accrued payroll and benefits	$34,741	$15,765
Customer deposits, net of those classified within contract assets	33,387	36,982
Accrued federal and state income taxes	16,375	-
Accrued warranty	12,379	11,783
Contingent consideration, current	9,455	2,921
Accrued interest	6,594	6,857
Advance supplier consideration	2,808	2,808
Accrued health claims insurance payable	2,068	2,283
Other	7,427	3,261

Accrued liabilities	$125,234	$82,660

See Note 5 for a discussion of the estimated fair value of contingent consideration related to the Anlin Acquisition. Other accrued liabilities are comprised primarily of state sales taxes, property taxes and customer rebates.

9. Long-Term Debt

Long-term debt consists of the following:

	December 31,	January 1,
	2022	2022
	(in thousands)
2021 Senior Notes Due 2029 - Senior notes issued on September 24, 2021, due October 1, 2029. Interest payable semi- annually, in arrears, beginning on April 1, 2022, accruing at a rate of 4.375% per annum beginning September 24, 2021.	$575,000	$575,000

2016 Credit Agreement Due 2027 - Revolving credit facility with no contractually scheduled amortization payments. Outstanding balance, if any, due on October 12, 2027. Interest payable at SOFR or the Base prime rate plus an applicable margin, due at the end of each SOFR term or Base loan term plus an applicable margin. At December 31, 2022, the average rate was 6.07%, including a SOFR rate of 4.32% and an applicable margin of 1.75%.	76,352	—

2016 Credit Agreement Due 2024 - Term loan payable with no contractually scheduled amortization payments. Original lump-sum payment of $60.0 million due on October 31, 2024. Interest payable quarterly at LIBOR or the Base prime rate plus an applicable margin. At January 1, 2022, the average rate was 2.10%.	—	60,000

Long-term debt	651,352	635,000

Fees, costs, and discount (1)	(9,218)	(9,345)

Long-term debt, net	642,134	625,655

Less current portion of long-term debt	—	—

Long-term debt, net, less current portion	$642,134	$625,655

(1)
Fees, costs, and discount represents third-party fees, lender fees, other debt-related costs, and original issue premium and discount, recorded as a net reduction of the carrying value of debt and are amortized over the lives of the debt instruments to which they relate under the effective interest method.

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

As of December 31, 2022, the face value of debt outstanding under the 2021 Senior Notes due 2029 was $575.0 million, and accrued interest totaled $6.4 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs and prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the then existing 2016 Credit Agreement due 2024 of $54.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021. See Note 5, Acquisitions, for a discussion of the Anlin Acquisition.

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

2016 Credit Agreement due 2027

On February 16, 2016, we entered into the 2016 Credit Agreement. From 2016 to 2022, we entered into various amendments to the 2016 Credit Agreement, including the amendment in October 2022, as described below.

On October 13, 2022, the Company entered into an amendment of the 2016 Credit Agreement (the “Fifth Amendment”). The Fifth Amendment provides for, among other things, a new five-year revolving credit facility in an aggregate principal amount of $250.0 million (the “New Revolving Credit Facility”). The New Revolving Credit Facility refinances and replaces the previously existing $80.0 million revolving credit facility under the 2016 Credit Agreement. The Company’s obligations under the 2016 Credit Agreement continue to be secured by substantially all of its and its direct and indirect subsidiaries’ assets, and is senior in position to the 2021 Senior Notes due 2029.

Contemporaneously with the Fifth Amendment, the Company drew down $160.0 million of funds available under the New Revolving Credit Facility. Proceeds totaling $61.6 million from the $160.0 million drawdown were used to repay then existing term loan borrowings under the 2016 Credit Agreement totaling $60.0 million, plus accrued interest and fees totaling $1.6 million. As discussed below, the remaining $98.4 million of proceeds were used to fund the cash portion of the Martin Acquisition. The Company made repayments of borrowings under the New Revolving Credit Facility totaling $83.6 million through December 31, 2022.

Interest on borrowings under the New Revolving Credit Facility is payable either quarterly or at the expiration of any Secured Overnight Financing Rate ("SOFR") interest period applicable thereto. Borrowings under the New Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (with a floor of 100 basis points) plus a percentage spread (ranging from 0.75% to 1.75%) based on our first lien net leverage ratio or SOFR (with a floor of 0 basis points) plus a percentage spread (ranging from 1.75% to 2.75%) based on our first lien net leverage ratio. After giving effect to the Fifth Amendment, we will pay quarterly commitment fee on the unused portion of the New Revolving Credit Facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Fifth Amendment also modifies the application of the financial covenant under the 2016 Credit Agreement such that testing will occur on a quarterly basis, commencing with the fiscal quarter ending December 31, 2022.

As of December 31, 2022, borrowings outstanding under the $250.0 million New Revolving Credit Facility totaled $76.4 million, and accrued interest was $235 thousand. There were $5.7 million in letters of credit outstanding. Availability under the New Revolving Credit Facility at December 31, 2022 totaled $167.9 million. The weighted average all-in interest rate for borrowings under the existing revolving credit facility of the 2016 Credit Agreement due 2027 was 6.07% as of December 31, 2022, and for borrowings under the term loan facility of the then existing 2016 Credit Agreement due 2024 was 2.10% at January 1, 2022.

The Martin Acquisition was financed in past with the $250.0 million available under the New Revolving Credit Facility provided by the Fifth Amendment of our 2016 Credit Agreement, under which we drew $160.0 million on October 14, 2022, the proceeds of which were used to pay $98.4 million of the $187.8 million total fair value of consideration transferred, and $61.6 million to prepay our $60.0 million existing term loans under the Fourth Amendment of our 2016 Credit Agreement, plus $1.6 million in fees, costs and accrued interest. The remainder of the total fair value of consideration transferred totaling $89.4 million was funded with cash on hand previously generated through operations. We also paid buyer fees and costs relating to the Martin Acquisition totaling $4.8 million in the year ended December 31, 2022, classified as selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2022.

Deferred Financing Costs

All debt-related fees, costs and original issue discount, including those related to the revolving credit portion of the facility, is classified as a reduction of the carrying value of long-term debt. The activity relating to third-party fees and costs, lender fees and discount for the year ended December 31, 2022, are as follows:

(in thousands)	Total
At beginning of year	$9,345
Less: Write-off of deferred costs classified as debt extinguishment costs	(410)
Add: Deferred financing costs from the refinancing of the 2016 Credit Agreement	1,526
Less: Amortization expense	(1,242)
Other	(1)

At end of year	$9,218

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated, as of December 31, 2022, is as follows:

(in thousands)	Total
2023	$1,320
2024	1,366
2025	1,442
2026	1,466
2027	1,440
Thereafter	2,184

Total	$9,218

The following represents future maturities of long-term debt as of December 31, 2022 (at face value):

(in thousands)	Total
2023	$—
2024	—
2025	—
2026	—
2027	76,352
Thereafter	575,000

Total	$651,352

Interest Expense, Net

Interest expense, net consisted of the following:

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
(in thousands)
Long-term debt	$27,866	$28,625	$26,339
Debt fees	433	474	327
Amortization and write-offs of deferred
financing costs and debt discount	1,242	978	1,206
Interest income	(620)	(27)	(120)

Interest expense	28,921	30,050	27,752
Capitalized interest	(42)	(21)	(33)

Interest expense, net	$28,879	$30,029	$27,719

10. Derivatives

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

Guidance under the Financial Instruments Topic 825 of the Codification requires us to record our hedge contracts at fair value and consider our credit risk for contracts in a liability position, and our counter-party’s credit risk for contracts in an asset position, in determining fair value. We assess our counter-party’s risk of non-performance when measuring the fair value of financial instruments in an asset position by evaluating their financial position, including cash on hand, as well as their credit ratings. We assess our risk of non-performance when measuring the fair value of our financial instruments in a liability position by evaluating our credit ratings, our current liquidity including cash on hand and availability under our New Revolving Credit Facility as compared to the maturities of the financial liabilities. Management makes an accounting policy election not to offset the estimated fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. Our counterparties to our derivative contracts do not require the Company to post collateral against hedge contracts in a liability position, if any.

At December 31, 2022, we had no outstanding aluminum forward contracts. At December 31, 2022, the fair value of our MTP hedge contracts was in an asset position of $0.3 million. We had one outstanding MTP contract to hedge the Platt US MW Transaction price per pound for the delivery of 7.5 million pounds of aluminum through December 2023, at an average price of $0.21 per pound, with a maturity date in twelve months. We assessed the risk of non-performance of the Company and our counterparty, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to the fair value as of December 31, 2022.

We assess the effectiveness of our cash flow hedges by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The gain or loss on our hedging contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of income, net, recognized in the “accumulated other comprehensive income (loss)” line item in the accompanying consolidated balance sheet as of December 31, 2022, that we expect will be reclassified to earnings within the next twelve months, is $0.3 million.

The fair values of our aluminum hedges and MTP contracts are classified in the accompanying consolidated balance sheets at December 31, 2022, and January 1, 2022, as follows (in thousands):

	Derivative Assets		Derivative (Liabilities)
	December 31, 2022		December 31, 2022
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$—	Accrued liabilities	$—
MTP contracts	Other current assets	300	Accrued liabilities	—
Aluminum forward contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$300	Total derivative liabilities	$—

	Derivative Assets		Derivative (Liabilities)
	January 1, 2022		January 1, 2022
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$4,829	Accrued liabilities	$—
MTP contracts	Other current assets	4,599	Accrued liabilities	—
Aluminum forward contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$9,428	Total derivative liabilities	$—

The ending accumulated balance for the aluminum forward and MTP contracts included in accumulated other comprehensive income, net of tax, was $0.2 million as of December 31, 2022, and $7.0 million as of January 1, 2022.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements for the three years ended December 31, 2022 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Year Ended		Year Ended
	January 2, 2021		January 2, 2021
Aluminum contracts	$1,037	Cost of sales	($2,470)

MTP contracts	$532	Cost of sales	$111

	January 1, 2022		January 1, 2022
Aluminum contracts	$14,012	Cost of sales	$12,373

MTP contracts	$10,443	Cost of sales	$6,265

	December 31, 2022		December 31, 2022
Aluminum contracts	($7,732)	Cost of sales	($2,903)

MTP contracts	$42	Cost of sales	$4,341

We classify cash flows related to derivative instruments as operating activities in the accompanying consolidated statements of cash flows.

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

During 2022, 2021, or 2020, we did not make any transfers between Level 1, Level 2 or Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under our 2016 Credit Agreement due 2027, as well as the 2021 Senior Notes due 2029 at December 31, 2022 and January 1, 2022, all classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2027 approximates its carrying value due to its variable interest rate nature, and was approximately $76.4 million as of December 31, 2022, compared to a principal outstanding value of $76.4 million, and $60.0 million as of January 1, 2022, compared to a principal outstanding value of $60.0 million. The fair value of the 2021 Senior Notes due 2029 is also based on debt with similar terms and characteristics and was approximately $480.8 million as of December 31, 2022, compared to a principal outstanding value of $575.0 million, and $578.2 million as of January 1, 2022, compared to a principal outstanding value of $575.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions, which we consider to be Level 2 inputs.

The carrying amounts for financial instruments measured at fair value are as follows:

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts	$—	$—	$—	$—
MTP contracts	300	—	300	—

	$300	$—	$300	$—

January 1, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts, net	$4,829	$—	$4,829	$—
MTP contracts, net	4,599	—	4,599	—

	$9,428	$—	$9,428	$—

12. Income Taxes

Income Tax Expense

The components of income tax expense are as follows (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Current:
Federal	$34,411	$790	$9,906
State	9,595	1,337	2,571

	44,006	2,127	12,477
Deferred:
Federal	(8,661)	7,142	528
State	(2,679)	490	(1,121)

	(11,340)	7,632	(593)

Income tax expense	$32,666	$9,759	$11,884

The aggregate amount of income taxes included in the consolidated statements of operations and consolidated statements of shareholders’ equity are as follows (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Consolidated statements of operations:
Income tax expense relating to continuing operations	$32,666	$9,759	$11,884

Consolidated statements of shareholders' equity:
Income tax benefit (expense) relating to derivatives	$2,345	$(1,531)	$(970)

Reconciliation of the Statutory Rate to the Effective Rate

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	4.7%	3.2%	3.7%
Non-deductible expenses	1.3%	1.3%	1.0%
Research activities credits	(1.2)%	(0.8)%	(2.3)%
Florida excess tax refund relating to the Tax Cuts and Jobs Act	(0.4)%	—	(1.0%)
Eco partnership income attributable to non-controlling interest	(0.3)%	(1.2)%	—
Excess stock-based compensation tax benefits	(0.1)%	(2.0)%	(1.4)%
Other	(0.1)%	0.2%	(0.1)%

Consolidated effective tax rate	24.9%	21.7%	20.9%

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax liability are as follows:

	December 31,	January 1,
	2022	2022
	(in thousands)
Deferred tax assets:
Operating lease liability	$21,496	$16,949
Deferrals and accruals relating to ASC 606, net	5,707	6,580
State bonus depreciation and tax credits	3,926	3,748
Stock-based compensation expense	2,926	2,527
Accrued warranty	3,564	2,380
Acquisition costs	2,236	2,158
Advance supplier consideration	1,388	2,109
Other deferrals and accruals, net	10,039	1,848
Obsolete inventory and UNICAP adjustment	4,054	1,666
Allowance for credit losses	3,885	1,048

Total deferred tax assets	59,221	41,013

Deferred tax liabilities:
Property, plant and equipment	(21,257)	(20,958)
Trade names and other intangible assets, net	(39,193)	(18,162)
Goodwill	(21,303)	(17,102)
Operating lease right-of-use asset	(19,655)	(15,371)
Eco partnership basis difference	(2,921)	(3,110)
Derivative financial instruments	(77)	(2,421)
Prepaid expenses	(2,222)	(1,378)

Total deferred tax liabilities	(106,628)	(78,502)

Total deferred tax liabilities, net	$(47,407)	$(37,489)

Tax Basis in Goodwill

We have goodwill deductible for tax purposes in certain of our acquisitions as the transactions were acquisitions of stock treated as step-up acquisitions of assets and assumption of liabilities pursuant to elections under section 338(h)(10) or 743(b) of the Internal Revenue Code, or the transactions were structured as acquisitions of assets and assumptions of liabilities. The unamortized amount of this goodwill for tax purposes, including the goodwill as a result of the Anlin Acquisition discussed below, was $169.4 million and $185.7 million at December 31, 2022, and January 1, 2022, respectively. These amounts exclude the tax basis of goodwill of Eco, which we may benefit from based on our 75% ownership stake in Eco Enterprises LLC.

For tax purposes, contingent consideration does not become part of tax goodwill until paid. As such, the amount of goodwill deductible for tax purposes in the Anlin Acquisition will not be finalized until the payment of the contingent consideration for 2022 is paid. As of December 31, 2022, the estimated fair value of the contingent consideration in the allocation relating to this remaining payment was $4.3 million, and goodwill according to the current allocation of consideration is $9.6 million. As such, as of December 31, 2022, the amount of goodwill estimated to be tax deductible is the difference of $5.3 million. See Note 5 for further discussion of the contingent consideration in the Anlin Acquisition.

In the Martin Acquisition, we acquired goodwill totaling $90.3 million. Because the Martin Acquisition was structured as an acquisition of the stock of a C corporation, a step-up election is not available. Therefore, we do not believe any of the goodwill as a result of the Martin Acquisition is deductible for tax purposes.

Excess Tax Benefits

Excess tax benefits resulting from the exercise of stock options and lapse of restriction on stock awards are recognized as a component of tax expense. Income tax expense in the years ended December 31, 2022, January 1, 2022, and January 2, 2021, includes excess tax benefits totaling $0.2 million, $0.9 million, and $0.8 million, respectively.

Income Taxes Payable

Accrued liabilities on December 31, 2022 includes income taxes currently payable of $16.4 million. Other current assets on January 1, 2022 included income taxes receivable of $6.7 million.

Open Tax Years

The tax years 2014 to 2021 remain open for examination by the IRS and Florida due to the statute of limitations and net operating losses utilized in prior tax years.

13. Leases, Commitments and Contingencies

Leases

We lease certain of our manufacturing facilities under operating leases. We also lease production equipment, vehicles, computer equipment, storage units and office equipment under operating leases. Our leases have remaining lease terms of 1 year to 12 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. All of our leases are operating leases. We did not recognize right-of-use assets or lease liabilities for certain short-term leases that are month-to-month leases. As of December 31, 2022, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2035. Lease expense for the years ended December 31, 2022, and January 1, 2022, totaled $30.7 million and $25.1 million, respectively, and includes $15.6 million and $10.6 million, respectively, classified in cost of sales in the accompanying consolidated statement of operations, with the remainder as selling, general and administrative expenses.

The components of lease expense for the years ended December 31, 2022 and January 1, 2022 are as follows (in thousands):

	Year Ended
	December 31,	January 1,
	2022	2022
Operating lease cost	$20,490	$15,254
Short-term lease cost	10,175	9,872
Total lease cost	$30,665	$25,126

Other information relating to leases for the years ended December 31, 2022 and January 1, 2022, are as follows (in thousands, except years and percentages):

	Year Ended
	December 31,	January 1,
	2022	2022
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(19,635)	$(13,750)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$29,031	$65,678

Weighted average remaining lease term in years
Operating leases	7.12	7.04

Weighted average discount rate
Operating leases	5.2%	5.5%

Future minimum lease commitments for operating leases are as follows (in thousands):

	December 31,	January 1,
	2022	2022
2022	$-	$17,929
2023	21,498	17,577
2024	20,941	16,990
2025	19,842	15,987
2026	18,612	15,025
2027	17,572	14,358
Thereafter	33,224	17,891

Total future minimum lease payments	131,689	115,757

Less: Imputed interest	(20,137)	(18,674)

Operating lease liability - total	$111,552	$97,083

Reported as of December 31, 2022 and January 1, 2022:
Current portion of operating lease liability	$16,393	$13,180
Operating lease liability, less current portion	95,159	83,903

Operating lease liability - total	$111,552	$97,083

Purchase Commitments

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If these programs were cancelled by us, as of December 31, 2022, and January 1, 2022, we would be required to pay $26.1 million and $21.6 million, respectively, for various materials. During the years ended December 31, 2022, January 1, 2022, and January 2, 2021, we made purchases under these programs totaling $454.6 million, $262.4 million and $227.4 million, respectively. The Company expects to utilize its purchase commitments in its normal ongoing operations.

At December 31, 2022, we had $5.7 million in standby letters of credit related to our workers’ compensation insurance coverage.

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

14. Employee Benefit Plans

Defined Contribution Plan

We have a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 80% of their annual compensation subject to Internal Revenue Code maximum limitations. We currently make matching contributions based on our operating results. During the years ended December 31, 2022, January 1, 2022, and January 2, 2021, there was a matching contribution of up to 3%, in each year made at various times during the year. Company contributions and earnings thereon vest at the rate of 20% per year of service with us when at least 1,000 hours are worked within the Plan year. We recognized expenses for such employer matching of $6.5 million, $4.5 million and $3.3 million for the years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.

2019 Employee Stock Purchase Plan

On May 22, 2019, our shareholders approved, and we adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) whereby eligible employees may purchase the Company’s common stock at a discount from fair market value represented by the trading price of the Company’s common stock on the NYSE. Eligible employees may purchase the Company’s common stock at a price which is determined by the Compensation Committee of the Board of Directors of the Company, but which will be no less than

85% of fair market value, as defined in the 2019 ESPP. There is a maximum of 700,000 shares issuable under the 2019 ESPP. Since its approval by our shareholders, there have been 107,618 shares issued under the 2019 ESPP.

15. Related Parties

In the ordinary course of business, we sell windows to Builders FirstSource, Inc. One of our directors, Brett Milgrim, is currently a director of Builders FirstSource, Inc., and Floyd Sherman, another of our directors, is a former director and the former Chief Executive Officer of Builders FirstSource, Inc. Our total net sales to Builders FirstSource, Inc. were $54.0 million, $25.9 million and $21.4 million for the years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively. As of December 31, 2022, and January 1, 2022, there was $5.6 million and $3.7 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

16. Shareholders’ Equity

2019 Share Repurchase Program

On May 22, 2019, our Board of Directors authorized and approved a share repurchase program of up to $30.0 million. The repurchases may be made in open-market or private transactions from time to time. Repurchases of shares may be made under a Rule 10b5-1 plan, which would permit repurchases when the Company might otherwise be precluded from doing so under applicable laws. The Company bases repurchase decisions, including the timing of repurchases, on factors such as the Company’s stock price, general economic and market conditions, the potential impact on the Company’s capital structure, the expected return on competing uses of capital such as strategic acquisitions and capital investments, and other corporate considerations, as determined by management. From the inception of the program on May 22, 2019, through January 2, 2021, we made repurchases of 393,819 shares of our common stock at a total cost of $5.5 million under this program. We made no repurchases under this program during 2020 or 2021. During the fourth quarter of 2022, we made repurchases of 86,124 shares of our common stock at a total cost of $1.6 million under this program. The repurchase program may be suspended or discontinued at any time.

Repurchases of Company Common Stock

In addition to the repurchases of our common stock in the open market during 2022 discussed above, during 2022 and 2021, we repurchased 95,001 shares and 73,105 shares, respectively, of our common stock at a total cost of $1.9 million and $1.6 million, respectively, all relating to purchases from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards. Those shares were immediately retired.

2021 Equity Issuance in Eco Acquisition

On February 1, 2021, we completed the Eco Acquisition, which represented a 75% stake in the newly created entity Eco Enterprises. The fair value consideration we transferred for Eco was $102.0 million, including $94.4 million in cash and $1.5 million in fair value of contingent consideration. The fair value of consideration also included PGT Innovations, Inc. common stock with a then estimated fair value of $6.1 million.

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

17. Stock-Based Compensation

2019 Equity Plan

On May 22, 2019, our shareholders approved, and we adopted the 2019 Equity and Incentive Compensation Plan (the “2019 Equity Plan”) whereby equity-based awards of up to a total of 1,550,000 shares may be granted by the Board to eligible non-employee directors, selected officers and other employees, advisors and consultants of ours. A summary of certain key features and terms of the 2019 Equity Plan is set forth below. A more complete discussion about the 2019 Equity Plan is set forth in the Company’s proxy statement for its 2019 annual meeting of stockholders, which was filed with the SEC on April 23, 2019.

On June 10, 2022, our shareholders approved, and we adopted, the Amended and Restated 2019 Equity and Incentive Compensation Plan (the "Amended and Restated 2019 Equity Plan") which, among other things, increase the total number of shares of common stock available for grant by 3,000,000 shares. A more complete discussion about the 2019 Equity Plan is set forth in the Company’s proxy statement for its 2019 annual meeting of stockholders, which was filed with the SEC on June April 29, 2022.

Amended and Restated 2019 Equity and Incentive Compensation Plan

• sets forth the total number of shares of common stock available for grant thereunder, at 4,550,000 shares,

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

There were 3,066,540 shares available for grant under the Amended and Restated 2019 Equity Plan at December 31, 2022.

Recent Issuances

On February 14, 2022, we issued 468,518 shares of restricted stock to certain executive and non-executive employees of the Company, under the Company’s 2022 long-term incentive plan (“2022 LTIP”). The final number of half of the shares awarded under the 2022 LTIP, or 234,259 shares, is subject to adjustment based on the performance of the Company for the 2022 fiscal year and was not final as of December 31, 2022. Additionally, a portion of the 234,259 performance shares issued under the 2022 LTIP are subject to a total shareholder return ("TSR") component, which will not be finalized until the third anniversary of the February 14, 2022 grant date. Specifically, 37.5% of the one-half of the restricted stock awarded in the 2022 LTIP are performance restricted shares which will not be earned unless certain financial performance metrics are met by the Company for the 2022 fiscal year. The performance criteria, as defined in the share awards, provide for a graded awarding of shares based on the percentage by which the Company meets earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in our 2022 business plan. The percentages, ranging from less than 80% to greater than or equal to 120% of the target amount of that EBITDA metric, provide for the awarding of shares ranging from 0% to 200% of the target amount of shares with respect to 37.5% of half of the 468,518 shares, or 87,847 shares. The remaining 62.5% of the one-half of the restricted stock awarded in the 2022 LTIP, or 146,412 shares, are subject to the same EBITDA metric, but are also subject to a TSR component which stratifies the performance of the Company's common stock price compared to a defined peer group of companies over the three-year period subsequent to February 14, 2022, such that if the Company's TSR falls at the 75th percentile or higher compared to the peer group, grantees will receive an additional 25% of performance shares. If the Company's TSR falls at the 25th percentile or lower compared to the peer group, grantees will forfeit 25% of performance shares. If the Company's TSR falls within the 75th and 25th percentiles, there will be no additional adjustment and grantees will receive their performance shares as per the EBITDA metric previously discussed. The final award is also affected by forfeitures upon the termination of a grantee’s employment with the Company. The remaining 234,259 shares from the 2022 LTIP are not subject to adjustment based on any performance or other criteria, but rather, vest in three equal installments on each of the first, second and third anniversaries of the grant date, assuming the grantee is employed by the Company on those vesting dates. The grant date fair value of the 2021 LTIP was $18.27 per share for those shares not subject to adjustment based on any performance or other criteria except the passage of time, and the 37.5% of shares subject only to the EBITDA criteria of Company performance. For the 62.5% of performance shares subject to both the EBITDA criteria of Company performance and the TSR component, the grant date fair value was $20.79 per share as determined by a third-party valuation specialist engaged by the Company, which used Monte Carlo simulation techniques to determine the fair value of such shares, which we consider to be a Level 3 input.

On June 10, 2022, we issued a total of 35,588 shares of restricted stock awards to seven non-employee board members of the Company, and 10,168 restricted stock units to two non-employee board members of the Company who elected to defer receipt of their stock awards, as the non-cash portion of their annual compensation for participation on the Company’s Board of Directors. The restrictions on these awards lapse one year after the grant date. The awards have a weighted average fair value on date of grant of $19.67 based on the New York Stock Exchange market price of the common stock.

We record stock compensation expense over an equity award’s vesting period using the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $9.7 million, $7.8 million and $5.5 million for the years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.

Of the $9.7 million, $7.8 million and $5.5 million in stock-based compensation expense in the years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively, $8.2 million, $6.4 million and $4.8 million, respectively, are classified within selling, general and administrative expense in the accompanying consolidated statements of operations for those years, with the remainder classified within cost of sales.

Restricted Share Awards

A summary of the status of restricted share awards as of December 31, 2022, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding at January 1, 2022	1,146,106	$18.25
Granted	566,906	$19.15
Vested	(359,360)	$19.83
Forfeited/Performance adjustment	(85,394)	$20.82

Outstanding at December 31, 2022	1,268,258	$18.75

As of December 31, 2022, the remaining compensation cost related to non-vested share awards was $9.6 million which is expected to be recognized in earnings using an accelerated method resulting in higher levels of compensation costs occurring in earlier periods over a weighted average period of 1.6 years.

18. Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) for the years ended December 31, 2022, January 1, 2022, and January 2, 2021:

	Aluminum
	Forward	MTP
(in thousands)	Contracts	Contracts	Total
Accumulated other comprehensive loss at December 28, 2019	$(238)	$-	$(238)
Change in fair value of derivatives	1,037	532	1,569
Amounts reclassified from accumulated other comprehensive earnings	2,470	(111)	2,359
Tax effect	(866)	(104)	(970)
Net current-period other comprehensive income	2,641	317	2,958
Accumulated other comprehensive income at January 2, 2021	$2,403	$317	$2,720

Accumulated other comprehensive income at January 2, 2021	$2,403	$317	$2,720
Change in fair value of derivatives	14,012	10,443	24,455
Amounts reclassified from accumulated other comprehensive earnings	(12,373)	(6,265)	(18,638)
Tax effect	(432)	(1,099)	(1,531)
Net current-period other comprehensive income	1,207	3,079	4,286
Accumulated other comprehensive income at January 1, 2022	$3,610	$3,396	$7,006

Accumulated other comprehensive income at January 1, 2022	$3,610	$3,396	$7,006
Change in fair value of derivatives	(7,732)	42	(7,690)
Amounts reclassified from accumulated other comprehensive earnings	2,903	(4,341)	(1,438)
Tax effect	1,219	1,126	2,345
Net current-period other comprehensive loss	(3,610)	(3,173)	(6,783)
Accumulated other comprehensive income at December 31, 2022	$-	$223	$223

19. Segments

We have two reportable segments: the Southeast segment, and the Western segment.

The Southeast reporting segment, which is also an operating segment, is composed of sales from our manufacturing facilities in Florida. The Western reporting segment, also an operating segment, is composed of sales from our manufacturing facilities in Arizona, California and, with the Martin Acquisition, Utah.

Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) from operations basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”), with oversight by the Board of Directors.

The following table represents summary financial data attributable to our operating segments for the years ended December 31, 2022, January 1, 2022, and January 2, 2021. Results of the Southeast segment for the year ended January 1, 2022 includes the results of Eco for its post-acquisition period from February 1, 2021. Results of the Southeast segment for the year ended January 2, 2021 includes the results of NewSouth for its post-acquisition period from February 1, 2020. Results of the Western segment for the year ended December 31, 2022 includes the results of Martin for its post-acquisition period from October 14, 2022, and for the year ended January 1, 2022, includes the results of Anlin for its post-acquisition period from October 25, 2021. Corporate overhead has been allocated to each segment using an allocation method we believe is reasonable (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Net sales:
Southeast segment	$1,110,355	$968,693	$752,432
Western segment	381,599	192,771	130,189

Total net sales	$1,491,954	$1,161,464	$882,621

Income from operations:
Southeast segment	$112,593	$74,815	$85,794
Western segment	55,190	25,641	11,144
Impairment of trade name	(7,423)	—	(8,000)
Restructuring costs and charges	—	—	(4,227)

Total income from operations	160,360	100,456	84,711

Interest expense, net	28,879	30,029	27,719
Debt extinguishment costs	410	25,472	-

Total income before income taxes	$131,071	$44,955	$56,992

Depreciation expense for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, was $27.4 million, $26.5 million, and $20.9 million for our Southeast segment, respectively, and $6.7 million, $4.0 million, and $3.1 million for our Western segment, respectively. Amortization expense for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, was $10.1 million, $10.7 million, and $9.2 million for our Southeast segment, respectively, and $16.0 million, $10.4 million, and $9.6 million for our Western segment, respectively.

Total assets of our Southeast segment as of December 31, 2022 and January 1, 2022 were $909.6 million and $911.3 million, respectively. Total assets of our Western segment as of December 31, 2022 and January 1, 2022 were $730.6 million and $549.3 million, respectively.

20. Redeemable Non-Controlling Interest

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

Based on the formula in the operating agreement governing this transaction, the future redemption value of the redeemable non-controlling interest was estimated to be $37.3 million, which we accreted to $34.7 million as of December 31, 2022.

The following table presents the changes in the Company’s redeemable non-controlling interest for the period presented:

	Year Ended
	December 31,	January 1,
(in thousands)	2022	2022
Balance at beginning of year	$36,863	$—
Redeemable non-controlling interest in Eco at initially estimated fair value	—	28,464
Net income attributable to redeemable non-controlling interest	1,523	2,318
Change in value of redeemable non-controlling interest	(2,000)	6,081
Distribution to non-controlling interest	(1,665)	—
Balance at end of year	$34,721	$36,863

21. Subsequent Event

2023 Share Repurchase Program

On February 7, 2023, the Company announced that its Board of Directors approved a new, share repurchase program which authorizes the Company to purchase up to $250.0 million of its common stock. This program permits the Company to purchase shares of its common stock from time to time through open-market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program will have a term of 3 years, through February 3, 2026, and may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. The evaluation was performed based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements for the year ended December 31, 2022. Ernst & Young LLP’s report on internal control over financial reporting is set forth below.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting for the quarter ended December 31, 2022, identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the year ended December 31, 2022, we acquired Martin. We are currently integrating Martin into our operations, compliance programs and internal control processes. As such, Martin has not been included in our assessment of internal control over financial reporting as of December 31, 2022. We will include Martin into our assessment of internal controls as of December 30, 2023, the end of our 2023 fiscal year. Martin is included in the 2022 consolidated financial statements of the Company and constitutes 14.0% of total assets as of December 31, 2022 and 0.6% of revenues for the fiscal year then ended.

Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PGT Innovations, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited PGT Innovations, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PGT Innovations, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on our Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Martin Garage Door, which is included in the 2022 consolidated financial statements of the Company and constitute 14.0% of total assets as of December 31, 2022 and 0.6% of revenues for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Eco Enterprises and Anlin Industries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the fiscal period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

February 27, 2023

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item with respect to our executive officers will be set forth in Proxy Statement for our 2023 Annual Meeting of Stockholders (our “2023 Proxy Statement”), under the caption "Governance of the Company" and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof will be set forth in our 2023 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be set forth in our 2023 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2023 Proxy Statement under the captions “Executive Compensation,” “Employment Agreements”, and “Change in Control Agreements,” “Information Regarding the Board and its Committees — Information on the Compensation of Directors,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our 2023 Proxy Statement under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our 2023 Proxy Statement under the caption “Audit Committee Report — Fees Paid to the Principal Accountant,” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) See the index to consolidated financial statements and schedule provided in Item 8 for a list of the financial statements filed as part of this report.

(2) Schedule II – Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning	Costs and		End of
Allowance for Doubtful Accounts	of Period	expenses	Deductions*	Period
	(in thousands)
Year ended December 31, 2022	$4,702	$10,979	$(2,025)	$13,656

Year ended January 1, 2022	$3,716	$3,834	$(2,848)	$4,702

Year ended January 2, 2021	$3,320	$996	$(600)	$3,716

* Represents uncollectible accounts charged against the allowance for doubtful accounts, net of recoveries.

(3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K

Exhibit Number	Description

2.2

Membership Interest Purchase Agreement, dated as of December 10, 2019, among the Company, NewSouth Window Solutions, LLC, NewSouth Window Solutions of Orlando, LLC, NSWS Holdings, Inc., NSWS Orlando Holdings, Inc., the current members of NewSouth Window Solutions, LLC and NSWS Rep, LLC, as representative of the Sellers (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2019)

2.3

Purchase Agreement, dated as of January 7, 2021, among the Company, Eco Window Systems, LLC, Eco Glass Production Inc., Unity Windows Inc., Frank Mata, an individual, Luis Arrieta, an individual, New Eco Windows Holding, LLC, a newly formed Delaware limited liability company, and three newly formed entities (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2021)

2.4

Asset Purchase Agreement, dated as of September 1, 2021, by and among Anlin Industries, Western Window Holding LLC and the Company (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2021)*

2.5

Share Purchase Agreement dated as of October 14, 2022 among WWS Acquisition, LLC, Martin Door Holdings, Inc., Martin Door Sellers’ Representative, LLC and the shareholders and warrant holders parties thereto (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2022)

3.1

Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010)

3.2

Second Amended and Restated By-Laws of PGT Innovations, Inc.(incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 17, 2023, filed with the Securities and Exchange Commission on February 24, 2023)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K dated December 14, 2016, filed with the Securities and Exchange Commission on December 19, 2016)

4.1

Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on December 24, 2009, Registration No. 333-132365)

4.2

Indenture, dated as of August 10, 2018, between PGT Escrow Issuer, Inc. and U.S. Bank National Association, as Trustee, governing the 6.75% Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2018)

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

10.2

Product Supply and Sales Agreement dated February 7, 2020, by and between PGT Innovations, Inc. and Kuraray America, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 7, 2020, filed with the Securities and Exchange Commission on February 14, 2020)

10.3

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

10.4†

Form of PGT Innovations, Inc. Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2017)

10.5†

PGT Innovations, Inc. 2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Appendix A to Definitive Proxy Statement on Form DEF 14A dated March 28, 2014, filed with the Securities and Exchange Commission on April 2, 2014)

10.6

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

10.7

Supply Agreement dated September 22, 2017, by and between PGT Industries, Inc. and Cardinal LG Company (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 22, 2017, filed with the Securities and Exchange Commission on September 22, 2017)

10.8

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

10.9

Supply Agreement, effective as of January 1, 2019, by and between PGT Industries, Inc. and Vitro Flat Glass LLC. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2018)

10.10†

PGT Innovations, Inc. 2019 Employee Stock Purchase Plan dated as of April 12, 2019 (incorporated herein by reference to Appendix B to DEF 14A filed with the Securities and Exchange Commission on February 26, 2020)

10.11†

Amended and Restated PGT Innovations, Inc. 2019 Equity and Incentive Compensation Plan dated as of June 10, 2022 (incorporated by reference to Appendix A to DEF 14A filed with the Securities and Exchange Commission on April 29, 2022)

10.12

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

10.13†	Amended and Restated Employment Agreement between PGT Innovations, Inc. and Jeffrey T. Jackson, dated April 8, 2022**

10.14†	Employment Agreement between PGT Innovations, Inc. and Eric Kowalewski dated April 8, 2022**

10.15†	Employment Agreement between PGT Innovations, Inc. and John Kunz, dated April 8, 2022**

10.16†	Amended and Restated Employment Agreement between PGT Innovations, Inc. and Robert Keller, dated April 8, 2022**

10.17†	Amended and Restated Employment Agreement between PGT Innovations, Inc. and Michael Wothe, dated April 8, 2022**

10.18†	Amended and Restated Employment Agreement between PGT Innovations, Inc. and Brad West, dated April 8, 2022**

10.19†	Form of PGT Innovations, Inc. Restricted Share Award Agreement (Time Vesting)**

10.20†	Form of PGT Innovations, Inc. Restricted Share Award Agreement (Performance Vesting)**

10.21

Fifth Amendment to Credit Agreement, dated as of October 13, 2022, by and among PGT Innovations, Inc., the other Credit Parties party thereto, the financial institutions party thereto and Truist Bank, as Administrative Agent, Collateral Agent and Swing Line Lender (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2022)

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

† Constitutes a management contract or compensatory plan or arrangement.

** Filed herewith.

Item 16. Form 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT INNOVATIONS, INC.
(Registrant)

Date: February 27, 2023	/s/ Jeffrey Jackson
Jeffrey Jackson
President and Chief Executive Officer

Date: February 27, 2023	/s/ John Kunz
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

Signature	Title	Date

/s/ Rodney Hershberger	Chairman of the Board of Directors	February 27, 2023
Rodney Hershberger

/s/ Jeffrey T. Jackson	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2023
Jeffrey T. Jackson

/s/ John Kunz	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2023
John Kunz

/s/ Sheree L. Bargabos	Director	February 27, 2023
Sheree L. Bargabos

/s/ Xavier Boza	Director	February 27, 2023
Xavier Boza

/s/ Alexander R. Castaldi	Director	February 27, 2023
Alexander R. Castaldi

/s/ Richard D. Feintuch	Director	February 27, 2023
Richard D. Feintuch

/s/ Frances Powell Hawes	Director	February 27, 2023
Frances Powell Hawes

/s/ Brett N. Milgrim	Director	February 27, 2023
Brett N. Milgrim

/s/ William J. Morgan	Director	February 27, 2023
William J. Morgan

/s/ Floyd F. Sherman	Director	February 27, 2023
Floyd F. Sherman