Form 10-Q
period 2023-04-01
PGT Innovations, Inc.
filed 2023-05-11
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

Yes ☐ No ☑

Common Stock, $0.01 par value, outstanding was 58,721,849 shares, as of April 30, 2023.

PGT INNOVATIONS, INC.

TABLE OF CONTENTS

Form 10-Q for the Three Months Ended April 1, 2023

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	April 1,	April 2,
	2023	2022
	(unaudited)
Net sales	$376,829	$358,662
Cost of sales	227,598	224,069

Gross profit	149,231	134,593

Selling, general and administrative expenses	95,913	95,882

Income from operations	53,318	38,711

Interest expense, net	7,656	7,080

Income before income taxes	45,662	31,631

Income tax expense	11,235	7,805

Net income	34,427	23,826

Less: Net income attributable to redeemable non-controlling interest ("RNCI")	(837)	(657)

Net income attributable to the Company	$33,590	$23,169

Calculation of net income per common share attributable to common shareholders:
Net income attributable to the Company	$33,590	$23,169
Increase in redemption value of RNCI	(1,177)	(2,136)
Net income attributable to common shareholders	$32,413	$21,033

Net income per common share attributable to common shareholders:
Basic	$0.54	$0.35
Diluted	$0.54	$0.35

Weighted average number of common shares outstanding:
Basic	59,818	59,831
Diluted	60,153	60,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	April 1,	April 2,
	2023	2022
	(unaudited)
Net income	$34,427	$23,826

Other comprehensive income before tax:
Increase in fair value of derivatives	312	6,075
Reclassification to earnings	(140)	(2,062)

Other comprehensive income before tax	172	4,013

Income tax expense related to other comprehensive income	45	1,030

Other comprehensive income, net of tax	127	2,983

Comprehensive income	34,554	26,809

Less: Comprehensive income attributable to redeemable non-controlling interest	(837)	(657)

Comprehensive income attributable to the Company	$33,717	$26,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	April 1,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$48,314	$66,548
Accounts receivable, net	159,522	160,107
Inventories	114,881	112,672
Contract assets, net	50,314	47,919
Prepaid expenses	14,400	11,763
Other current assets	14,535	16,532
Total current assets	401,966	415,541

Property, plant and equipment, net	210,950	208,354
Operating lease right-of-use asset, net	103,452	104,121
Intangible assets, net	440,259	447,052
Goodwill	461,381	460,415
Other assets, net	6,410	4,766

Total assets	$1,624,418	$1,640,249

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$142,754	$168,961
Current portion of operating lease liability	16,827	16,393
Total current liabilities	159,581	185,354

Long-term debt, net	645,108	642,134
Operating lease liability, less current portion	94,175	95,159
Deferred income taxes	47,452	47,407
Other liabilities	7,094	7,459

Total liabilities	953,410	977,513

Commitments and contingencies

Redeemable non-controlling interest	36,735	34,721

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; no shares outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 64,339 and 63,940 shares issued and 59,010 and 59,912 shares outstanding at April 1, 2023 and December 31, 2022, respectively	643	639
Additional paid-in capital	442,546	442,116
Accumulated other comprehensive income	350	223
Retained earnings	236,483	204,891
Treasury stock at cost (3,934 shares and 2,760 shares at April 1, 2023 and December 31, 2022, respectively)	(45,749)	(19,854)
Total shareholders' equity	634,273	628,015

Total liabilities, redeemable non-controlling interest and shareholders' equity	$1,624,418	$1,640,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 1,	April 2,
	2023	2022
	(unaudited)
Cash flows from operating activities:
Net income	$34,427	$23,826
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	8,890	8,470
Amortization	6,793	8,043
Provision for credit losses	1,724	1,408
Stock-based compensation expense	2,207	2,205
Amortization of deferred financing costs	326	304
(Gain) loss on sales of assets	(204)	747
Change in operating assets and liabilities:
Accounts receivable	(3,179)	(39,357)
Inventories	(2,573)	(6,286)
Contract assets, net, prepaid expenses, other current and other assets	2,148	10,669
Accounts payable, accrued and other liabilities	(26,641)	7,291

Net cash provided by operating activities	23,918	17,320

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,785)	(8,180)
Business combinations	(744)	—
Proceeds from sales of assets	566	8

Net cash used in investing activities	(11,963)	(8,172)

Cash flows from financing activities:
Payment of fair value of contingent consideration in Anlin Acquisition	(4,348)	—
Proceeds of amounts drawn from revolving credit facility	15,000	—
Payments of borrowing under revolving credit facility	(12,352)	—
Purchases of treasury stock under share repurchase program	(25,895)	—
Income taxes paid from stock withheld relating to vesting of equity awards	(2,594)	(1,663)

Net cash used in financing activities	(30,189)	(1,663)

Net (decrease) increase in cash and cash equivalents	(18,234)	7,485
Cash and cash equivalents at beginning of period	66,548	96,146
Cash and cash equivalents at end of period	$48,314	$103,631

Non-cash activity:
Additions to right-of-use asset	$3,991	$1,324
Additions to operating lease liability	$(3,991)	$(1,324)
Property, plant and equipment additions in accounts payable	$62	$127

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)(unaudited)

	PGT Innovations, Inc. Shareholders' Equity
				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income	Earnings	Stock	Total
THREE MONTHS ENDED APRIL 2, 2022
Balance at January 1, 2022	59,696,117	$635	$433,347	$7,006	$106,398	$(18,289)	$529,097
Vesting of restricted stock	288,962	—	—	—	—	—	—
Grants of restricted stock	—	5	(5)	—	—	—	—
Stock withheld in lieu of taxes	(84,492)	—	—	—	—	(1,663)	(1,663)
Retirement of stock withheld in lieu of taxes	—	(1)	(1,335)	—	(327)	1,663	—
Stock-based compensation	—	—	2,205	—	—	—	2,205
Net income attributable to the Company	—	—	—	—	23,169	—	23,169
Increase in value of RNCI	—	—	—	—	(2,136)	—	(2,136)
Other comprehensive income, net of taxes of $1,030	—	—	—	2,983	—	—	2,983
Balance at April 2, 2022	59,900,587	$639	$434,212	$9,989	$127,104	$(18,289)	$553,655
THREE MONTHS ENDED APRIL 1, 2023
Balance at December 31, 2022	59,911,556	$639	$442,116	$223	$204,891	$(19,854)	$628,015
Vesting of restricted stock	388,232	—	—	—	—	—	—
Grants of restricted stock	—	6	(6)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(1,173,520)	—	—	—	—	(25,895)	(25,895)
Stock withheld in lieu of taxes	(116,570)	—	—	—	—	(2,594)	(2,594)
Retirement of stock withheld in lieu of taxes	—	(1)	(1,772)	—	(821)	2,594	—
Stock-based compensation	—	—	2,207	—	—	—	2,207
Net income attributable to the Company	—	—	—	—	33,590	—	33,590
Increase in value of RNCI	—	—	—	—	(1,177)	—	(1,177)
Other comprehensive income, net of taxes of $45	—	—	—	127	—	—	127
Balance at April 1, 2023	59,009,698	$643	$442,546	$350	$236,483	$(45,749)	$634,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

About PGT Innovations, Inc.

PGT Innovations, Inc. (“PGTI”, “we,” or the “Company”), formerly named PGT, Inc., is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products, as well as fully custom overhead garage doors. The majority of our sales are to customers in the state of Florida; however, we also sell products in many other states, the Caribbean, Canada, and in South and Central America. Our acquisition of Eco Enterprises ("Eco Acquisition") in February 2021 expands our range of product offerings in our major market of southeast Florida. We also have sales of products that are designed to unify indoor and outdoor living spaces, through our Western Windows Systems’ (“WWS”) division, and most of its sales are in the western United States. Our acquisitions of Anlin Windows and Doors ("Anlin") in October 2021 and Martin Door Holdings, Inc. ("Martin") in October 2022 expanded our presence in the west. The acquisition of Martin, which produces residential and commercial garage doors, expands the Company into building products adjacent to its portfolio of window and door brands. Products are sold primarily through an authorized dealer and distributor network. We began selling window and door products in the direct-to-consumer channel, a “factory-direct” sales model, through our acquisition of NewSouth Windows Solutions ("NewSouth") in February 2020.

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

We are headquartered in North Venice, Florida, where we have manufacturing operations, as well as two glass tempering and laminating plants and one insulated glass plant. We also have Florida-based manufacturing operations in Ft. Myers, Tampa, and the greater Miami area. Outside of Florida, we have manufacturing operations in Arizona, California and, more recently, Utah, with the acquisition of Martin.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Our condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. The Company’s fiscal three months ended April 1, 2023 and April 2, 2022 consisted of 13 weeks.

The condensed consolidated balance sheet as of December 31, 2022, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 31, 2022, and the unaudited condensed consolidated financial statements as of and for the periods ended April 1, 2023, and April 2, 2022, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s most recent Annual Report on Form 10-K. The accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

We have two reportable segments: the Southeast segment and the Western segment. The Southeast reporting segment, which is also an operating segment, is composed of sales from our facilities in Florida. The Western reporting segment, also an operating segment, is composed of sales from our facilities in Arizona, Utah and California. See Note 15 for segment disclosures.

NOTE 2. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, we have two reportable segments: our Southeast segment and our Western segment. The following table provides information about our net sales by reporting segment, product category and market for the three months ended April 1, 2023 and April 2, 2022:

	Three Months Ended
	April 1,	April 2,
Disaggregation of revenue (in millions):	2023	2022
Reporting segment:
Southeast	$282.0	$271.8
Western	94.8	86.9

Total net sales	$376.8	$358.7

Product category:
Impact-resistant window and door products	$228.3	$217.8
Non-impact window and door products	148.5	140.9

Total net sales	$376.8	$358.7

Market:
New construction	$157.6	$150.1
Repair and remodel	219.2	208.6

Total net sales	$376.8	$358.7

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the three months ended April 1, 2023 and April 2, 2022, the Western segment’s net sales of its volume products were $25.9 million and $26.3 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time. Contract liabilities relate to customer deposits at the end of reporting periods. At April 1, 2023 and December 31, 2022, those contract liabilities totaled $31.1 million and $39.1 million, respectively, of which $24.4 million and $33.4 million, respectively, are classified within accrued liabilities, and $6.8 million and $5.7 million, respectively, are classified as a reduction to the contract assets to which they relate. Contract assets, net, totaled $50.3 million at April 1, 2023 and $47.9 million at December 31, 2022, in the accompanying condensed consolidated balance sheets.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at December 31, 2022 were satisfied in the first quarter of 2023, and contract assets at December 31, 2022 were transferred to accounts receivable in the first quarter of 2023. Also, substantially all of the contract liabilities at April 1, 2023 will be satisfied in the second quarter of 2023, and contract assets at April 1, 2023 will be transferred to accounts receivable in the second quarter of 2023. Contract liabilities at April 1, 2023 represents cash received during the three-month period ended April 1, 2023, excluding amounts recognized as revenue during that period. Contract assets at April 1, 2023 represents revenue recognized during the three-month period ended April 1, 2023, excluding amounts transferred to accounts receivable during that period. Contract liabilities at December 31, 2022 represents cash received during the three-month period ended December 31, 2022, excluding amounts recognized as revenue during that period. Contract assets at December 31, 2022 represents revenue recognized during the three-month period ended December 31, 2022, excluding amounts transferred to accounts receivable during that period.

Allowance for Credit Losses

We measure all expected credit losses for financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. In the ordinary course of business, we extend credit to qualified dealers and distributors, generally on a non-collateralized basis. The Company maintains an allowance for credit losses which is based on management’s assessments of the amount which may become uncollectible in the future and is determined through consideration of our write-off history, specific identification of uncollectible accounts based in part on the customer’s past due balance (based on contractual terms), and consideration of prevailing economic and industry conditions, and may include anticipated unfavorable impacts of current macro-economic conditions on the businesses of our customers, such as dealers and distributors.

As of April 1, 2023 and December 31, 2022, we had gross accounts receivable of $175.4 million and $173.8 million, respectively, and an allowance for credit losses of $15.9 million and $13.7 million, respectively.

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

During the three months ended April 1, 2023, we recorded warranty expense at a rate of approximately 1.9% of sales, which was slightly lower than the rate during the three months ended April 2, 2022 of 2.6% of sales. The decrease in the warranty expense rate in the three months ended April 1, 2023 is a result of servicing a higher number of warranty claims with internal team members, as opposed to higher-cost contract labor in the first half of 2022 due to a then tight labor market.

The following table summarizes current period charges, adjustments to previous estimates, as well as settlements, which represent actual costs incurred during the period for the three months ended April 1, 2023 and April 2, 2022. The reserve is determined through assessing our claims history. Of the accrued warranty reserve of $15.5 million at April 1, 2023, $12.2 million is classified within accrued expenses as current liabilities on the condensed consolidated balance sheet at April 1, 2023, with the remainder classified within other liabilities as non-current liabilities. Of the accrued warranty reserve of $15.4 million at December 31, 2022, $12.4 million is classified within accrued expenses as current liabilities on the condensed consolidated balance sheet at December 31, 2022, with the remainder classified within other liabilities as non-current liabilities.

	Beginning	Charged			End of
Accrued Warranty	of Period	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended April 1, 2023	$15,388	$7,239	$922	$(8,006)	$15,543

Three months ended April 2, 2022	$13,504	$9,148	$750	$(7,081)	$16,321

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

	April 1,	December 31,
	2023	2022
	(in thousands)
Raw materials	$111,215	$109,679
Work-in-progress	1,356	916
Finished goods	2,310	2,077

Inventories	$114,881	$112,672

NOTE 5. STOCK BASED-COMPENSATION

Stock-Based Compensation Expense

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $2.2 million for the three months ended April 1, 2023 and $2.2 million for the three months ended April 2, 2022. As of April 1, 2023, there was $18.0 million in total unrecognized compensation cost related entirely to restricted share awards, including time-vesting and those with performance conditions. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.9 years at April 1, 2023.

Of the $2.2 million and $2.2 million in stock-based compensation expense in the three months ended April 1, 2023 and April 2, 2022, respectively, $1.9 million and $1.9 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales.

Issuance

On February 15, 2023, we issued 524,114 shares of restricted stock to certain executive and non-executive employees of the Company, under the Company’s 2023 long-term incentive plan (“2023 LTIP”). Half of the shares awarded under the 2023 LTIP, or 262,057 shares, are subject to adjustment based on the performance of the Company for the 2023 fiscal year. A portion of the 262,057 performance shares issued under the 2023 LTIP are also subject to a total shareholder return ("TSR") component, which will not be finalized until the third anniversary of the February 15, 2023 grant date. Specifically, 37.5% of the one-half of the restricted stock awarded in the 2023 LTIP are performance restricted shares which will not be earned unless certain financial performance metrics are met by the Company for the 2023 fiscal year. The performance criteria, as defined in the share awards, provide for a graded awarding of shares based on the percentage by which the Company meets earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in our 2023 business plan. The percentages, ranging from less than 80% to greater than 120% of the target amount of that EBITDA metric, provide for the awarding of shares ranging from 0% to 200% of the target amount of shares with respect to 37.5% of the 262,057 performance shares, or 98,273 shares. The remaining 62.5% of the 262,057 performance shares, or 163,784 shares, are subject to the same EBITDA metric, but are also subject to a TSR component which stratifies the performance of the Company's common stock price compared to a defined peer group of companies over the three-year period subsequent to February 15, 2023, such that if the Company's TSR falls at the 75th percentile or higher compared to the peer group, grantees will receive an additional 25% of performance shares. If the Company's TSR falls at the 25th percentile or lower compared to the peer group, grantees will forfeit 25% of performance shares. If the Company's TSR falls within the 75th and 25th percentiles, there will be no additional adjustment and grantees will receive their performance shares as per the EBITDA metric previously discussed. The final award is also affected by forfeitures upon the termination of a grantee’s employment with the Company. The remaining 262,057 shares from the 2023 LTIP are not subject to adjustment based on any performance or other criteria, but rather, vest in three equal installments on each of the first, second and third anniversaries of the grant date, assuming the grantee is employed by the Company on those vesting dates.

The grant date fair value of the 2023 LTIP was $22.64 per share for those shares not subject to adjustment based on any performance or other criteria except the passage of time, and the 37.5% of shares subject only to the EBITDA criteria of Company performance. For the 62.5% of performance shares subject to both the EBITDA criteria of Company performance and the TSR component, the grant date fair value was $26.08 per share as determined by a third-party valuation specialist engaged by the Company, which used Monte Carlo simulation techniques to determine the fair value of such shares, which we consider to be a Level 3 input. As such, the weighted-average fair value of the 262,057 shares subject to the performance of the Company for the 2023 fiscal year, including those shares subject to the TSR, is $24.79 per share.

NOTE 6. ACQUISITIONS

MARTIN DOORS

On October 14, 2022, we completed the acquisition of the Martin Doors brand. The acquisition was done by WWS Acquisition, LLC, a Missouri limited liability company, indirectly wholly-owned by PGT Innovations, Inc., which acquired all of the shares of stock of Martin Door Holdings, Inc., a Utah corporation, headquartered in Salt Lake City, Utah, a custom manufacturer of overhead garage doors and hardware serving the Western U.S. (the "Martin Acquisition"), pursuant to that certain Share Purchase Agreement dated as of October 14, 2022 (the “Martin Purchase Agreement”). The fair value of consideration transferred in the Martin Acquisition was $188.5 million, composed entirely of cash, including $185.0 million for purchase price and $3.5 million in working capital adjustments, of which $2.8 million was estimated and paid at closing, and approximately $0.7 million was paid in the first quarter of 2023 upon finalization of the net working capital calculation.

The cash portion of the Martin Acquisition was financed with borrowings under the revolving credit facility ("New Revolving Credit Facility") established under fifth amendment ("Fifth Amendment") to the 2016 Credit Agreement ("2016 Credit Agreement due 2027") of $98.4 million, with the remaining $90.1 million, which includes the approximately $0.7 million final net working capital adjustment paid in the first quarter of 2023, funded with cash on hand. Generally, cash on hand for the Martin Acquisition was provided by cash generated through operations.

Purchase Price Allocation

The preliminary estimated fair value of assets acquired, and liabilities assumed as of the closing date, are as follows:

	Initial Allocation	Adjustments to Allocation	Preliminary Allocation
Accounts receivable	$6,653	$(141)	$6,512
Inventories	9,543	(364)	9,179
Contract assets, net	5,242	—	5,242
Prepaid expenses and other assets	90	—	90
Property and equipment	11,422	—	11,422
Operating lease right-of-use asset	12,259	—	12,259
Intangible assets	91,900	—	91,900
Total assets acquired	137,109	(505)	136,604
Accounts payable	(2,482)	—	(2,482)
Accrued and other liabilities	(1,270)	283	(987)
Deferred tax liabilities	(23,604)	—	(23,604)
Operating lease liability	(12,259)	—	(12,259)
Total liabilities assumed	(39,615)	283	(39,332)
Net assets acquired	97,494	(222)	97,272
Goodwill	90,300	966	91,266
Fair value of consideration transferred	$187,794	$744	$188,538

Consideration:
Cash	$187,794	$744	$188,538
Fair value of consideration transferred	$187,794	$744	$188,538

The fair value of certain working capital related items, including Martin’s accounts receivable, prepaid expenses and other assets, and accounts payable and accrued and other liabilities, approximated their book values at the date of the Martin Acquisition. The fair value of inventory was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The substantial majority of inventories at the acquisition date was comprised of raw materials. The fair value of property and equipment and remaining useful lives were estimated by management, with the assistance of a third-party valuation firm, using the cost approach. Valuations of the intangible assets were done using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs, with the assistance of a third-party valuation firm. During the first quarter of 2023, we made immaterial adjustments to our purchase allocation relating to accounts receivable, inventories and accrual and other liabilities.

We incurred acquisition costs totaling $4.8 million relating to legal expenses, representations and warranties insurance, diligence, accounting and other services in the Martin Acquisition in the year ended December 31, 2022.

Because the Martin Acquisition was an acquisition of stock, Martin's assets and liabilities retain their tax bases at the time of the acquisition. Therefore, none of the identifiable intangible assets or goodwill acquired in the Martin Acquisition are deductible for tax purposes. As of April 1, 2023, goodwill is estimated to be $91.3 million. Martin's goodwill is included as part of the Western reporting unit. We believe Martin's goodwill relates to the expansion of our footprint in a key, strategic market we have identified as a geographic area of growth for our Company, as well as being a key component of our strategy to expand into adjacent building material products, other than windows and doors.

Pro forma results of operations, as well as net sales and income attributable to the Martin Acquisition are not presented as it did not have a material impact on our results of operations.

Valuation of Identified Intangible Assets

The valuation of the identifiable intangible assets acquired in the Martin Acquisition and our estimate of their respective useful lives are as follows:

		Initial
	Preliminary	Useful Life
	Valuation	(in years)
(in thousands)
Trade name	$24,000	indefinite
Customer relationships	52,700	15
Customer-related backlog (amortized in 2022)	400	<1
Developed technology	14,600	3 - 14
Non-compete-related intangible	200	5

Intangible assets	$91,900

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

The Anlin Purchase Agreement provided for the potential for earn-out contingency payments to sellers should Anlin achieve a certain level of earnings before interest, taxes, depreciation and amortization, ("Anlin EBITDA"), as defined in the Anlin Purchase Agreement, for its fiscal years of 2021 and 2022, of up to $3.2 million to be paid out by March 31, 2022, and of up to $9.5 million to be paid out by March 31, 2023, respectively. We had recorded a preliminary earn-out contingent liability of $5.9 million as of our 2021 fiscal year ended January 1, 2022, which represented its then estimated fair value based on probability adjusted levels of estimated Anlin EBITDA. Estimated Anlin EBITDA is a significant input that is not observable in the market, which ASC 820 considers to be a Level 3 input. In the first quarter of 2022, we finalized the fair value of the earn-out contingency, which we adjusted by an additional $0.8 million, to a total of $6.7 million of estimated fair value of contingent consideration as of the effective date of the Anlin Acquisition. This amount included $2.4 million for the contingent consideration relating to 2021 Anlin EBITDA and $4.3 million for the contingent consideration relating to the 2022 Anlin EBITDA.

The first contingent consideration payment was agreed to be $2.7 million, which exceeded its estimated fair value by $0.3 million. This excess is classified as selling, general and administrative expenses in our 2022 fiscal year ended December 31, 2022. The payment was made during the second quarter of 2022 after both parties agreed to extend the deadline for the first payment past the March 31, 2022 due date stated in the Anlin Purchase Agreement.

As of the end of 2022, we updated our estimate of the fair value of the contingent consideration relating to 2022 Anlin EBITDA to $9.5 million, which was the maximum potential payout for fiscal year 2022 under the Anlin Purchase Agreement, which we paid-out in the first quarter of 2023. As such, we recognized an expense of approximately $5.1 million, representing the difference between this updated estimated fair value, and the fair value estimated in our purchase price allocation, classified as selling, general and administrative expenses in the year ended December 31, 2022.

Having paid all contingent consideration in the Anlin Acquisition, which combined totaled $12.1 million and which exceeds the $6.7 million fair value on contingent consideration established in the purchase allocation, we believe that our tax basis in the goodwill of the Anlin Acquisition is equal to its book basis of $9.6 million.

NOTE 7. NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) available to PGT Innovations, Inc. common stockholders is computed using the two-class method by dividing net income attributable to common shareholders, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding during the period. Diluted EPS available to PGT Innovations, Inc. common stockholders is computed using the two-class method by dividing net income attributable to common shareholders, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding, including the dilutive effect of common stock equivalents computed using the treasury stock method and the average share price during the period. Anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three months ended April 1, 2023 and April 2, 2022 were insignificant.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS:

	Three Months Ended
	April 1,	April 2,
	2023	2022
	(in thousands, except per share amounts)
Net income	$34,427	$23,826
Less: Net income attributable to RNCI	(837)	(657)
Net income attributable to the Company	33,590	23,169
Increase in redemption value of RNCI	(1,177)	(2,136)
Net income attributable to common shareholders	$32,413	$21,033

Weighted-average number of common shares outstanding - Basic	59,818	59,831
Add: Dilutive shares from equity plans	335	388

Weighted-average number of common shares outstanding - Diluted	60,153	60,219

Net income per common share attributable to common shareholders:
Basic	$0.54	$0.35
Diluted	$0.54	$0.35

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets are as follows:

			Initial
	April 1,	December 31,	Useful Life
	2023	2022	(in years)
	(in thousands)
Goodwill	$461,381	$460,415	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$225,018	$225,018	indefinite

Customer relationships and customer-related assets	340,047	340,047	<1-15
Trade name (amortizable)	22,200	22,200	15
Developed technology	20,500	20,500	3-14
Non-compete agreement	3,538	3,538	2-5
Software license	590	590	2
Less: Accumulated amortization	(171,634)	(164,841)

Subtotal	215,241	222,034

Other intangible assets, net	$440,259	$447,052

Goodwill at December 31, 2022	$460,415
Increase relating to Martin Acquisition net working capital payment	744
Net other measurement period changes in Martin Acquisition	222

Goodwill at April 1, 2023	$461,381

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2023	$19,514
2024	25,971
2025	25,640
2026	21,241
2027	20,987
Thereafter	101,888

Total	$215,241

Amortization expense relating to amortizable intangible assets for the three months ended April 1, 2023 and April 2, 2022, was $6.8 million and $8.0 million, respectively.

We perform our annual goodwill and indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. During the three months ended April 1, 2023, we did not identify any events which we believe would trigger the need for tests for impairments of our indefinite-lived intangibles assets. As of April 1, 2023 and December 31, 2022, the carrying value of our Southeast reporting unit goodwill is $228.3 million and $228.3 million, respectively. As of April 1, 2023 and December 31, 2022, the carrying value of our Western reporting unit goodwill is $233.1 million and $232.1 million, respectively.

NOTE 9. LONG-TERM DEBT

	April 1,	December 31,
	2023	2022
	(in thousands)

2021 Senior Notes due 2029, maturing in October 2029	$575,000	$575,000

2016 Credit Agreement due 2027, maturing in October 2027	79,000	76,352

Long-term debt	654,000	651,352

Deferred financing costs	(8,892)	(9,218)

Long-term debt, net	$645,108	$642,134

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

As of April 1, 2023, the face value of debt outstanding under the 2021 Senior Notes due 2029 was $575.0 million, and accrued interest was $12.6 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs, and the prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the then existing 2016 Credit Agreement of $60.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021. See Note 6, Acquisitions, for a discussion of the Anlin Acquisition.

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

On October 13, 2022, the Company entered into the Fifth Amendment of the 2016 Credit Agreement due 2027. The Fifth Amendment provides for, among other things, the New Revolving Credit Facility, which is a new five-year revolving credit facility in an aggregate principal amount of $250.0 million. The New Revolving Credit Facility refinances and replaces the previously existing $80.0 million revolving credit facility under the 2016 Credit Agreement due 2027. The Company’s obligations under the 2016 Credit Agreement due 2027 continue to be secured by substantially all of its and its direct and indirect subsidiaries’ assets, and is senior in position to the 2021 Senior Notes due 2029.

Contemporaneously with the Fifth Amendment, the Company drew down $160.0 million of funds available under the New Revolving Credit Facility. Proceeds totaling $61.6 million from the $160.0 million drawdown were used to repay then existing term loan borrowings under the 2016 Credit Agreement totaling $60.0 million, plus accrued interest and fees totaling $1.6 million. As discussed below, the remaining $98.4 million of proceeds were used to fund the cash portion of the Martin Acquisition. The Company has made net repayments of the $160.0 million of initial borrowings under the New Revolving Credit Facility totaling $81.0 million through April 1, 2023.

Interest on borrowings under the New Revolving Credit Facility is payable either quarterly or at the expiration of any Secured Overnight Financing Rate ("SOFR") interest period applicable thereto. Borrowings under the New Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (with a floor of 100 basis points) plus a percentage spread (ranging from 0.75% to 1.75%) based on our first lien net leverage ratio or SOFR (with a floor of 0 basis points) plus a percentage spread (ranging from 1.75% to 2.75%) based on our first lien net leverage ratio. After giving effect to the Fifth Amendment, we pay a quarterly commitment fee on the unused portion of the New Revolving Credit Facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Fifth Amendment also modifies the application of the financial covenant under the 2016 Credit Agreement such that testing will occur on a quarterly basis, and requires we maintain a first lien net leverage ratio of not more than 4.00 to 1.00. We were in compliance with this covenant as of April 1, 2023.

The 2016 Credit Agreement due 2027 includes certain covenants limiting the ability of the Company and any guarantors to, (i) incur additional indebtedness; (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; (iii) sell or otherwise dispose of assets; (iv) enter into transactions with affiliates; (v) create or incur liens; (vi) merge, consolidate or sell all or substantially all of the Company’s assets; (vii) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; (viii) make investments and (ix) designate the Company’s subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.

As of April 1, 2023, borrowings outstanding under the $250.0 million New Revolving Credit Facility totaled $79.0 million, and accrued interest was $244 thousand. There were $8.5 million in letters of credit outstanding. Availability under the New Revolving Credit Facility at April 1, 2023 totaled $162.5 million. The weighted average all-in interest rate for borrowings under the existing revolving credit facility of the 2016 Credit Agreement due 2027 was 6.47% at April 1, 2023, and 6.07% at December 31, 2022.

The Martin Acquisition was financed in part with the $250.0 million available under the New Revolving Credit Facility provided by the Fifth Amendment of our 2016 Credit Agreement due 2027, under which we drew $160.0 million on October 14, 2022, the proceeds of which were used to pay $98.4 million of the $187.8 million total fair value of consideration transferred at closing, and $61.6 million to prepay our $60.0 million existing term loans under the Fourth Amendment of our 2016 Credit Agreement due 2027, plus $1.6 million in fees, costs and accrued interest. The remainder of the total fair value of consideration transferred at closing, totaling $89.4 million was funded with cash on hand previously generated through operations. We also paid buyer fees and costs relating to the Martin Acquisition totaling $4.8 million in the year ended December 31, 2022, classified as selling, general and administrative expenses for the year ended December 31, 2022.

Deferred Financing Costs

Activity relating to deferred financing costs, which is classified as a reduction of the carrying value of long-term debt, for the three months ended April 1, 2023, is as follows:

(in thousands)	Total
At beginning of year	$9,218
Less: Amortization expense	(326)
At end of period	$8,892

Estimated amortization expense relating to deferred financing costs for the years indicated as of April 1, 2023, is as follows:

(in thousands)	Total
Remainder of 2023	$994
2024	1,366
2025	1,442
2026	1,466
2027	1,440
Thereafter	2,184

Total	$8,892

The contractual future maturities of long-term debt outstanding, as of April 1, 2023, are as follows (at face value):

(in thousands)
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	79,000
Thereafter	575,000

Total	$654,000

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

NOTE 11. INCOME TAXES

The income tax provision for interim periods is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. We estimate the annual effective tax rate quarterly based on the forecasted annual pre-tax results of our operations. The tax effects of items that are unrelated to current year ordinary income are recognized entirely as discrete items in the period identified, including share-based compensation, changes in tax laws and adjustments to the actual liability determined upon filing tax returns.

We had income tax expense of $11.2 million for the three months ended April 1, 2023, compared with income tax expense of $7.8 million for the three months ended April 2, 2022. Our effective tax rate for the three months ended April 1, 2023, was 24.6%, compared with 24.7% for the three months ended April 2, 2022. Our income tax expense for the three months ended April 1, 2023, and April 2, 2022, includes income tax expenses of $654 thousand and $505 thousand, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three months ended April 1, 2023 includes discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $438 thousand. The income tax benefit in the three months ended April 2, 2022 included discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards totaling $136 thousand. Excluding discrete items of income tax, the effective tax rates for the three months ended April 1, 2023 and April 2, 2022, would have been an income tax expense rate of 25.6% and 25.1%, respectively.

During the first three months of 2023, we made payments of estimated taxes totaling $16.4 million, which included $8.8 million in Federal estimated income taxes with the remainder to various states, primarily Florida. We were not required to make any payments of estimated federal or state income taxes during the first three months of 2022. We had accrued federal and state income taxes payable of $11.2 million and $16.4 million at April 1, 2023, and December 31, 2022, respectively.

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

During the three months ended April 1, 2023 or April 2, 2022, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under the 2016 Credit Agreement due 2027, as well as the 2021 Senior Notes due 2029, all classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2027 approximated its carrying value due to its variable-rate nature, and were approximately $79.0 million and $76.4 million as of April 1, 2023, and December 31, 2022, respectively. The fair value of the 2021 Senior Notes due 2029 is based on debt with similar terms and characteristics and was approximately $518.2 million as of April 1, 2023, compared to a principal outstanding value of $575.0 million, and the fair value was approximately $480.8 million as of December 31, 2022, compared to a principal outstanding value of $575.0 million.

Items Measured at Fair Value

The following are measured in the condensed consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
April 1, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$212	$—	$212	$—
MTP contracts	260	—	260	—

	$472	$—	$472	$—

Fair Value Measurements
Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$—	$—	$—	$—
MTP contracts	300	—	300	—
	$300	$—	$300	$—

See Note 13 for a description of the methods and assumptions used in the determination of the fair values of our aluminum forward and Midwest Transaction Premium (“MTP”) contracts, as well as the basis for classifying these assets and liabilities as Level 2.

NOTE 13. DERIVATIVES

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

At April 1, 2023, the fair value of our aluminum forward contracts was in an asset position of $0.2 million. We had 13 outstanding forward contracts for the purchase of 5.6 million pounds of aluminum through December 2023, at an average price of $1.07 per pound, which excludes the Midwest premium, with maturity dates of between two and nine months. At April 1, 2023, the fair value of our MTP contracts was in an asset position of $0.3 million. We had 1 outstanding MTP contract to hedge the Platt US MW Transaction price per pound for the delivery of 6.3 million pounds of aluminum through December 2023, at an average price of $0.21 per pound, with a maturity date of nine months. We assessed the risk of non-performance of the Company and our counterparty to these contracts, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of April 1, 2023.

We assess the effectiveness of our aluminum forward and MTP contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. We expect the amount of accumulated other comprehensive income of approximately $0.5 million in the accompanying condensed consolidated balance sheet as of April 1, 2023, to be reclassified to earnings within the next twelve months.

The fair values of our aluminum hedges and MTP contracts are classified in the accompanying condensed consolidated balance sheets at April 1, 2023 and December 31, 2022, as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	April 1, 2023		April 1, 2023
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$212	Accrued liabilities	$—
MTP contracts	Other current assets	260	Accrued liabilities	—
Aluminum contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$472	Total derivative liabilities	$—

	Derivative Assets		Derivative Liabilities
	December 31, 2022		December 31, 2022
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$—	Accrued liabilities	$—
MTP contracts	Other current assets	300	Accrued liabilities	—
Aluminum contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$300	Total derivative liabilities	$—

The ending accumulated balance for the aluminum forward and MTP contracts included in accumulated other comprehensive income, net of tax, was an accumulated other comprehensive income of $0.4 million as of April 1, 2023, and was an accumulated other comprehensive income of $0.2 million at December 31, 2022. The income tax effects of accumulated comprehensive income are released as amounts are reclassified out of accumulated comprehensive income at the income tax rate used at the time those income tax effects were provided, which generally represents our blended statutory income tax rate.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three months ended April 1, 2023 and April 2, 2022 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Three Months Ended			Three Months Ended
	April 1,	April 2,		April 1,	April 2,
	2023	2022		2023	2022

Aluminum contracts	$212	$5,607	Cost of sales	$—	$1,378

MTP contracts	$100	$468	Cost of sales	$140	$684

We classify cash flows related to derivative instruments as operating activities in the condensed consolidated statements of cash flows.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the components of accumulated other comprehensive income for the three months ended April 1, 2023 and April 2, 2022 (in thousands):

Three months ended April 1, 2023	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at December 31, 2022	$—	$223	$223
Increase in fair value of derivatives	212	100	312
Amounts reclassified from accumulated other comprehensive income	—	(140)	(140)
Tax effect	(55)	10	(45)
Net current-period other comprehensive income (loss)	157	(30)	127
Balance at April 1, 2023	$157	$193	$350

Three months ended April 2, 2022	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at January 1, 2022	$3,610	$3,396	$7,006
Increase in fair value of derivatives	5,607	468	6,075
Amounts reclassified from other comprehensive income	(1,378)	(684)	(2,062)
Tax effect	(1,055)	25	(1,030)
Net current-period other comprehensive income (loss)	3,174	(191)	2,983
Balance at April 2, 2022	$6,784	$3,205	$9,989

NOTE 15. SEGMENTS

We have two reportable segments: the Southeast segment and the Western segment.

The Southeast reporting segment, which is also an operating segment, is composed of sales from our facilities in Florida. The Western reporting segment, also an operating segment, is composed of sales from our facilities in Arizona, Utah and California.

Centralized financial and operational oversight, including resource allocation and assessment of performance on an income from operations basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”), with oversight by the Board of Directors.

The following table represents summary financial data attributable to our operating segments for the three months ended April 1, 2023, and April 2, 2022. Results of the Western segment for the three months ended April 1, 2023 include the results of Martin, acquired October 14, 2022, whereas such results are not included for the three month ended April 2, 2022. Corporate overhead has been allocated to each segment using an allocation method we believe is reasonable (in thousands):

	Three Months Ended
	April 1,	April 2,
	2023	2022
Net sales:
Southeast segment	$282,045	$271,767
Western segment	94,784	86,895

Total net sales	$376,829	$358,662

Income from operations:
Southeast segment	$40,521	$25,556
Western segment	12,797	13,155

Total income from operations	53,318	38,711

Interest expense, net	7,656	7,080

Total income before income taxes	$45,662	$31,631

Depreciation expense for the three months ended April 1, 2023 and April 2, 2022, was $6.8 million and $6.9 million for our Southeast segment, respectively, and $2.1 million and $1.6 million for our Western segment, respectively. Amortization expense for the three months ended April 1, 2023 and April 2, 2022, was $2.0 million, and $2.7 million for our Southeast segment, respectively, and $4.8 million and $5.3 million for our Western segment, respectively.

Total assets of our Southeast segment as of April 1, 2023 and December 31, 2022 were $907.4 million and $909.6 million, respectively. Total assets of our Western segment as of April 1, 2023 and December 31, 2022 were $717.0 million and $730.6 million, respectively.

NOTE 16. REEDEMABLE NON-CONTROLLING INTEREST

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

The Company calculates the estimated future redemption value of the non-controlling interest on a quarterly basis. The redeemable non-controlling interest is accreted to the future redemption value using the effective interest method up to the date on which the put-right becomes effective. Any accretion adjustment in the current reporting period of the redeemable non-controlling interest is offset against retained earnings and impacts earnings used in the calculation of earnings per share attributable to common shareholders in the reporting period. Based on the formula in the operating agreement governing this transaction, the future redemption value of the redeemable non-controlling interest was estimated to be $39.1 million, which we accreted to $36.7 million as of April 1, 2023.

The following table presents the changes in the Company’s redeemable non-controlling interest for the three months ended April 1, 2023, and April 2, 2022:

	Three Months Ended
	April 1,	April 2,
(in thousands)	2023	2022
Balance at beginning of period	$34,721	$36,863
Net income attributable to redeemable non-controlling interest	837	657
Change in value of redeemable non-controlling interest	1,177	2,136
Balance at end of period	$36,735	$39,656

NOTE 17. SHAREHOLDERS' EQUITY

Shareholder Rights Plan

On March 30, 2023, we announced that our Board of Directors had unanimously approved the adoption of a limited-duration shareholder rights plan (the “Rights Plan”) which includes the declaration of a dividend distribution of one right (each, a “Right”) for each outstanding share of the Company’s common stock to stockholders of record as of the close of business on April 10, 2023. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share, of the Company at an exercise price of $90.00, subject to adjustment. The complete terms of the Rights are set forth in a Rights Agreement, dated as of March 30, 2023, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the "Rights Agreement"). The Rights expire on the earliest of (1) March 30, 2024, unless such date is extended, or (2) the redemption or exchange of the Rights as described above.

The Board adopted the Rights Plan in response to a likely accumulation of the Company's shares by a strategic investor. The intent of the Rights Plan is to reduce the likelihood that any entity, person or group gains control of the Company through open market accumulation of the Company's shares without paying all other shareholders an appropriate control premium or without providing the Board sufficient time to make informed judgments and take actions that it believes are in the best interests of its other shareholders. Under the Rights Plan, the rights will become exercisable if an entity, person or group acquires beneficial ownership of 10% or more of the Company's outstanding common stock in a transaction not approved by the Board. In the event that the Rights become exercisable due to the triggering ownership threshold being crossed, each Right will entitle its holder (other than the person, entity or group triggering the Rights Plan, whose Rights will become void and will not be exercisable) to purchase, at the then-current exercise price, additional shares of common stock having a then-current market value of twice the exercise price of the Right.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Note Regarding Forward-Looking Statements and elsewhere throughout this Quarterly Report, as well as the factors described in our Annual Report on Form 10-K for the year ended December 31, 2022, and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors." Our actual results could differ materially from those discussed in the forward-looking statements.

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
•
in addition to our acquisitions of Martin and Anlin, our ability to successfully integrate businesses we may acquire in the future, or that any business we acquire may not perform as we expected when we acquired it; and
•
the other risks and uncertainties discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

EXECUTIVE OVERVIEW

Sales and Operations

During the first quarter of 2023, we grew at both our Southeast and Western segments, as the momentum of growth we experienced last year continues in 2023. Despite macro-economic headwinds including higher interest rates and inflation, our total net sales for the first quarter of 2023 was $376.8 million, which increased 5.1% compared to $358.7 million in the first quarter of 2022. Sales growth at our Southeast segment was entirely organic, while sales growth at our Western segment was impacted by our Martin acquisition in October 2022. Our Southeast segment's net sales were $282.0 million in the first quarter of 2023, compared to $271.8 million in the first quarter of 2022, an increase of $10.2 million, or 3.8%. Our Southeast segment benefitted from a solid repair and remodel channel. Additionally, we believe first quarter sales growth benefitted from heightened hurricane awareness as a result of Hurricane Ian, which made landfall in Southwest Florida in September 2022.

We also believe that Hurricane Ian has spurred homeowners to take advantage of Florida House Bill 7071, signed into law in May 2022. This bill provides two-year tax relief to Florida residences, available through June 2024, who choose to "harden" their homes against the damaging effects of storms by investing in impact-resistant windows, doors, and other product categories. We're excited about this great benefit for Florida homeowners which we believe will provide them with the incentive needed to improve the safety and value of their homes, and that their materials of choice will include impact-resistant windows and doors from our Company's portfolio of Florida impact-resistant brands. We believe our Florida operations is benefitting from this home-hardening legislation, the main highlight of which includes a sales tax exemption for Floridians that harden their homes against natural disasters using impact-resistant products like those sold by the Company.

Our Western segment's net sales were $94.8 million in the first quarter of 2023, compared to $86.9 million in the first quarter of 2022, an increase of $7.9 million, or 9.1%. While sales for the first quarter of 2023 of our Western segment includes acquisition growth from Martin, our existing business produced solid results when compared to the first quarter of last year, despite softness in the new construction channel in the first quarter of 2023, compared to the first quarter of 2022.

Our gross profit increased to $149.2 million in the first quarter of 2023, producing a gross margin of 39.6%, compared to $134.6 million in the 2022 first quarter, and a gross margin of 37.5%, an improvement in gross margin of 210 basis points from the first quarter of 2022 to the first quarter of 2023. Cash from operations during the first three months of 2023 was $23.9 million, compared to $17.3 million in the first three months of 2022, an increase in cash from operations of $6.6 million, or 38.1%. Our first quarter 2023 improvements in operating results and cash from operations were driven by continued solid performance from our operating teams, prior year's pricing impacts offsetting material and wage inflation, and cost containment measures amid the continuing macro-environment uncertainty. Additionally, during the first quarter of 2023, we maintained our focus on delivery, quality and lead time performance, which contributed to higher margins.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of operations as a percentage of total net sales for the periods indicated. The three months ended April 1, 2023 and April 2, 2022 are composed of 13 weeks (in thousands, except percentages):

	Three Months Ended
	April 1, 2023		April 2, 2022
	(unaudited)
Net sales	$376,829	100.0%	$358,662	100.0%
Cost of sales	227,598	60.4%	224,069	62.5%
Gross profit	149,231	39.6%	134,593	37.5%
Selling, general and administrative expenses	95,913	25.5%	95,882	26.7%
Income from operations	53,318	14.1%	38,711	10.8%
Interest expense, net	7,656	2.0%	7,080	2.0%
Income before income taxes	45,662	12.1%	31,631	8.8%
Income tax expense	11,235	3.0%	7,805	2.2%
Net income	34,427	9.1%	23,826	6.6%
Less: Net income attributable to redeemable RNCI	(837)	(0.2)%	(657)	(0.2)%
Net income attributable to the Company	33,590	8.9%	23,169	6.5%
Increase in redemption value of RNCI	(1,177)	(0.3)%	(2,136)	(0.6)%
Net income attributable to common shareholders	$32,413	8.6%	$21,033	5.9%

RESULTS OF OPERATIONS FOR THE MONTHS ENDED APRIL 1, 2023 AND APRIL 2, 2022

The three-month periods ended April 1, 2023 and April 2, 2022 are each composed of 13 weeks.

Net sales

	Three Months Ended
	April 1, 2023		April 2, 2022
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$282.0	74.8%	$271.8	75.8%	3.8%
Western segment	94.8	25.2%	86.9	24.2%	9.1%

Total net sales	$376.8	100.0%	$358.7	100.0%	5.1%

Net sales for the first quarter of 2023 were $376.8 million, an $18.1 million, or 5.1%, increase in sales, from $358.7 million in the first quarter of the prior year. During the first quarter of 2023, we experienced solid growth as the momentum of growth we experienced over last year continued in 2023. Additionally, we continue to make strategic marketing investments which are paying dividends through customer awareness during the repair and remodeling season. Our Southeast segment's net sales were $282.0 million in the first quarter of 2023, compared to $271.8 million in the first quarter of 2022, an increase of $10.2 million, or 3.8%. Our Southeast segment benefitted from a solid repair and remodel channel. Additionally, we believe we have benefitted from heightened hurricane awareness following Hurricane Ian, a category 5 storm that made landfall in Southwest Florida in September 2022.

Our Western segment's net sales were $94.8 million in the first quarter of 2023, compared to $86.9 million in the first quarter of 2022, an increase of $7.9 million, or 9.1%. While sales for the first quarter of 2023 of our Western segment includes acquisition growth from Martin, our existing business produced solid results when compared to the first quarter of last year, despite softness in the new construction channel in the first quarter of 2023 compare the first quarter of 2022.

Gross profit and gross margin

Gross profit was $149.2 million in the first quarter of 2023, an increase of $14.6 million, or 10.9%, from $134.6 million in the first quarter of 2022. Our gross margin was 39.6% in the first quarter of 2023, compared to 37.5% in the prior year first quarter, an increase of 2.1%. Our first quarter 2023 improvements in gross profit and gross margin we believe were driven by continued solid performance from our operating teams, prior year's pricing impacts offsetting material and wage inflation, and cost containment measures amid the continuing macro-environment uncertainty.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $95.9 million in the first quarter of 2023, compared to $95.9 million in the first quarter of 2022. SG&A in the first quarter of 2023 was 25.5% of net sales, compared to 26.7% of net sales in the first quarter of 2022. SG&A in the first quarter of 2023, although flat when compared to last year's first quarter, was impacted by the inclusion of SG&A from our acquisition of Martin in the fourth quarter of 2022, which added $3.3 million of SG&A in the 2023 first quarter and included $1.7 million of non-cash amortization expense relating to its intangible assets. SG&A in the first quarter of 2023 also includes $0.9 million of executive severance costs and $0.7 million of acquisition costs relating to the Anlin Acquisition which we incurred in the first quarter of 2023. These incremental costs were partially offset by a gain from an insurance recovery relating to the wind-down of the commercial business of our NewSouth acquisition of $2.9 million. Excluding these net incremental costs from the first quarter of 2023, SG&A expenses decreased slightly when compared to the first quarter of 2022 and improved as a percentage of sales due to the leverage of higher sales in the first quarter of 2023 when compared to the first quarter of 2022.

Income from operations

Income from operations was $53.3 million in the first quarter of 2023, an increase of $14.6 million, or 37.7%, from $38.7 million in the first quarter of 2022. Income from operations in the first quarter of 2023 includes $40.5 million from our Southeast segment and $12.8 million from our Western segment, compared to $25.6 million and $13.2 million from our Southeast and Western segments, respectively, in the first quarter of 2022, all after allocation of corporate operating costs in both periods. Income from operations in the first quarter of 2023, was impacted by $0.9 million of executive severance costs and $0.7 million of acquisition costs relating to the Anlin Acquisition which we incurred in the first quarter of 2023. These incremental costs were partially offset by a gain from an insurance recovery relating to the wind-down of the commercial business of our NewSouth acquisition of $2.9 million.

The increase in income from operations was related to the benefit from higher sales in the first quarter of 2023 compared to last year’s first quarter, as well as continued solid performance from our operating teams, prior year's pricing impacts offsetting material and wage inflation, and cost containment measures amid the continuing macro-environment uncertainty. Additionally, during the first quarter of 2023, we maintained our focus on delivery, quality and lead time performance, which contributed to higher margins.

Interest expense, net

Interest expense was $7.7 million in the first quarter of 2023, an increase of $0.6 million, or 8.1%, from $7.1 million in the first quarter of 2022. The increase in interest expense in the first quarter of 2023, compared to the first quarter of 2022 is primarily the result of a higher level of borrowings under the revolving facility of our current 2016 Credit Facility due 2027 during the first quarter of 2023, compared to the term loan borrowings under our then existing 2016 Credit Facility due 2024 during the first quarter of 2022, as well as a higher interest rate under the revolving facility during the first quarter of 2023, compared to the term loan facility during the first quarter of 2022.

Income tax expense

We had income tax expense of $11.2 million for the three months ended April 1, 2023, compared with income tax expense of $7.8 million for the three months ended April 2, 2022. Our effective tax rate for the three months ended April 1, 2023, was 24.6%, compared with 24.7% for the three months ended April 2, 2022. Our income tax expense for the three months ended April 1, 2023, and April 2, 2022, includes income tax expenses of $654 thousand and $505 thousand, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three months ended April 1, 2023 includes discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $438 thousand. The income tax benefit in the three months ended April 2, 2022 included discrete items of income tax benefit relating to excess tax benefits from the lapses of restrictions on stock awards totaling $136 thousand. Excluding discrete items of income tax, the effective tax rates for the three months ended April 1, 2023 and April 2, 2022, would have been an income tax expense rate of 25.6% and 25.1%, respectively.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for the three months ended April 1, 2023, was $0.8 million, compared to $0.7 million for the three months ended April 2, 2022, and represents the share of the net income of Eco for the period, attributable to the 25% interest of Eco not acquired by the Company.

Change in redemption value of redeemable non-controlling interest

The change in the redemption value of the redeemable non-controlling interest for the three-month period ended April 1, 2023, was an increase of $1.2 million, compared to an increase of $2.1 million in the three months ended April 2, 2022. See Note 16 in Part I, Item 1, for a further discussion of the change in the redemption value of the redeemable non-controlling interest.

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

The following table summarizes our cash flow results for the first three months of 2023 and 2022:

	Components of Cash Flows
	Three Months Ended
	April 1,	April 2,
(in millions)	2023	2022
Cash provided by operating activities	$23.9	$17.3
Cash used in investing activities	(12.0)	(8.2)
Cash used in financing activities	(30.2)	(1.7)

(Decrease) Increase in cash and cash equivalents	$(18.3)	$7.4

Operating activities. Cash provided by operating activities during the first three months of 2023 was $23.9 million, compared to cash provided in operating activities of $17.3 million in the first three months of 2022. The increase in cash provided by operating activities for the first three months of 2023, as compared to the first three months of 2022, was $6.6 million, and was due to the factors set forth in the table below.

Direct cash flows from operations for the first three months of 2023 and 2022 are as follows. Certain prior year amounts have been reclassified to conform with the current year presentation:

	Direct Operating Cash Flows
	Three Months Ended
	April 1,	April 2,
(in millions)	2023	2022
Collections from customers	$372.2	$332.9
Other collections of cash	8.7	4.5
Disbursements to vendors	(218.6)	(218.0)
Personnel related disbursements	(120.6)	(88.7)
Income taxes paid, net of refunds	(16.4)	-
Debt service payments	(1.3)	(13.5)
Other cash activity, net	(0.1)	0.1

Cash provided by operations	$23.9	$17.3

Inventory as of April 1, 2023, was $114.9 million, compared to $112.7 million at December 31, 2022, an increase of $2.2 million. We monitor and evaluate raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock. Because a significant portion of our products are made-to-order, which requires us to relieve inventory and recognize revenue over time, we have a low amount of work-in-process and finished goods inventories. As such, we believe the value of our inventories will be realized through sales.

Investing activities. Cash used in investing activities was $12.0 million for the first three months of 2023, compared to cash used in investing activities of $8.2 million for the first three months of 2022, an increase in cash used in investing activities of $3.8 million. There was cash used relating to acquisitions in the first three months of 2023 relating to the finalization of the Martin Acquisition working capital adjustment, resulting in a final payment to sellers of $0.7 million, compared to no cash used relating to acquisitions in the first three months of 2022. There was an increase in cash used in capital expenditures of $3.6 million which went from $8.2 million in the first three months of 2022, to $11.8 million in the first three months of 2023. Proceeds from the sales of assets was $0.6 million in the first three months of 2023, compared with less than $0.1 million in the first three months of 2022.

Financing activities. Cash used in financing activities was $30.2 million in the first three months of 2023, compared to cash used in financing activities of $1.7 million in the first three months of 2022, an increase in cash used in financing activities of $28.5 million.

As further discussed below under Share Repurchase Program, during the first three months of 2023, we made repurchases of 1,173,520 shares of our common stock at a total cost of $25.9 million, which includes $25.6 million relating to transactions costs, including broker commissions, and $256 thousand relating to the 1% excise tax imposed on corporate stock buy-backs by the Inflation Reduction Act of 2022.

In the first three months of 2023, we made payments of contingent consideration relating to our acquisition of Anlin totaling $9.5 million, representing the second payment we were required to make under the Anlin purchase agreement based on their 2022 EBITDA, as defined in the agreement. Because these contingent payments were not required to be made within a reasonably short period of time after the effective date of the acquisition, we classified the portion of these payments representing the fair value of the second payment, which was $4.3 million, as a financing activity, with the difference classified within operating activities.

During the first three months of 2023, we had net borrowings under the New Revolving Credit Facility of $2.6 million, which included gross borrowings of $15.0 million, partially offset by gross repayments totaling $12.4 million.

Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $2.6 million in the first three months of 2023, versus $1.7 million in the first three months of 2022, an increase in cash used of $0.9 million.

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

As of April 1, 2023, the face value of debt outstanding under the 2021 Senior Notes due 2029 was $575.0 million, and accrued interest was $12.6 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs, and the prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the then existing 2016 Credit Agreement of $60.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021. See Note 6, Acquisitions, for a discussion of the Anlin Acquisition.

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

On October 13, 2022, the Company entered into the Fifth Amendment of the 2016 Credit Agreement due 2027. The Fifth Amendment provides for the New Revolving Credit Facility, a new five-year revolving credit facility in an aggregate principal amount of $250.0 million. The New Revolving Credit Facility refinances and replaces the previously existing $80.0 million revolving credit facility under the 2016 Credit Agreement due 2027. The Company’s obligations under the 2016 Credit Agreement due 2027 continue to be secured by substantially all of its and its direct and indirect subsidiaries’ assets, and is senior in position to the 2021 Senior Notes due 2029.

Contemporaneously with the Fifth Amendment, the Company drew down $160.0 million of funds available under the New Revolving Credit Facility. Proceeds totaling $61.6 million from the $160.0 million drawdown were used to repay then existing term loan borrowings under the 2016 Credit Agreement totaling $60.0 million, plus accrued interest and fees totaling $1.6 million. As discussed below, the remaining $98.4 million of proceeds were used to fund the cash portion of the Martin Acquisition. The Company has made net repayments of the $160.0 million of initial borrowings under the New Revolving Credit Facility totaling $81.0 million through April 1, 2023.

Interest on borrowings under the New Revolving Credit Facility is payable either quarterly or at the expiration of any Secured Overnight Financing Rate ("SOFR") interest period applicable thereto. Borrowings under the New Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (with a floor of 100 basis points) plus a percentage spread (ranging from 0.75% to 1.75%) based on our first lien net leverage ratio or SOFR (with a floor of 0 basis points) plus a percentage spread (ranging from 1.75% to 2.75%) based on our first lien net leverage ratio. After giving effect to the Fifth Amendment, we pay a quarterly commitment fee on the unused portion of the New Revolving Credit Facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Fifth Amendment also modifies the application of the financial covenant under the 2016 Credit Agreement such that testing will occur on a quarterly basis, and requires we maintain a first lien net leverage ratio of not more than 4.00 to 1.00. We were in compliance with this covenant as of April 1, 2023.

The 2016 Credit Agreement due 2027 includes certain covenants limiting the ability of the Company and any guarantors to, (i) incur additional indebtedness; (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; (iii) sell or otherwise dispose of assets; (iv) enter into transactions with affiliates; (v) create or incur liens; (vi) merge, consolidate or sell all or substantially all of the Company’s assets; (vii) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; (viii) make investments and (ix) designate the Company’s subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.

As of April 1, 2023, borrowings outstanding under the $250.0 million New Revolving Credit Facility totaled $79.0 million, and accrued interest was $244 thousand. There were $8.5 million in letters of credit outstanding. Availability under the New Revolving Credit Facility at April 1, 2023 totaled $162.5 million. The weighted average all-in interest rate for borrowings under the existing revolving credit facility of the 2016 Credit Agreement due 2027 was 6.47% at April 1, 2023, and 6.07% at December 31, 2022.

The Martin Acquisition was financed in part with the $250.0 million available under the New Revolving Credit Facility provided by the Fifth Amendment of our 2016 Credit Agreement due 2027, under which we drew $160.0 million on October 14, 2022, the proceeds of which were used to pay $98.4 million of the $187.8 million total fair value of consideration transferred at closing, and $61.6 million to prepay our $60.0 million existing term loans under the Fourth Amendment of our 2016 Credit Agreement due 2027, plus $1.6 million in fees, costs and accrued interest. The remainder of the total fair value of consideration transferred at closing, totaling $89.4 million was funded with cash on hand previously generated through operations. We also paid buyer fees and costs relating to the Martin Acquisition totaling $4.8 million in the year ended December 31, 2022, classified as selling, general and administrative expenses for the year ended December 31, 2022.

Deferred Financing Costs

Activity relating to deferred financing costs, which is classified as a reduction of the carrying value of long-term debt, for the three months ended April 1, 2023, is as follows:

(in thousands)	Total
At beginning of year	$9,218
Less: Amortization expense	(326)
At end of period	$8,892

Estimated amortization expense relating to deferred financing costs for the years indicated as of April 1, 2023, is as follows:

(in thousands)	Total
Remainder of 2023	$994
2024	1,366
2025	1,442
2026	1,466
2027	1,440
Thereafter	2,184

Total	$8,892

The contractual future maturities of long-term debt outstanding, as of April 1, 2023, are as follows (at face value):

(in thousands)
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	79,000
Thereafter	575,000

Total	$654,000

2023 Share Repurchase Program. On February 7, 2023, the Company announced that its Board of Directors approved a new, share repurchase program which authorizes the Company to purchase up to $250.0 million of its common stock. This program permits the Company to purchase shares of its common stock from time to time through open-market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. During the three months ended April 1, 2023, we repurchased a total of 1,173,520 shares under this program at a total cost of $25.9 million, which includes $25.6 million relating to transactions costs, including broker commissions, and $256 thousand relating to the 1% excise tax imposed on corporate stock buy-backs by the Inflation Reduction Act of 2022. Subsequent to April 1, 2023, we have purchased an additional 462,222 shares under this program at a total cost of $11.9 million, including the 1% excise tax imposed on corporate stock buy-backs by the Inflation Reduction Act of 2022. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program had an initial term of 3 years, through February 3, 2026, and may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.

Shareholder Rights Plan. On March 30, 2023, we announced that our Board of Directors had unanimously approved the adoption of a limited-duration shareholder rights plan (the “Rights Plan”) which includes the declaration of a dividend distribution of one right (each, a “Right”) for each outstanding share of the Company’s common stock to stockholders of record as of the close of business on April 10, 2023). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share, of the Company at an exercise price of $90.00, subject to adjustment. The complete terms of the Rights are set forth in a Rights Agreement, dated as of March 30, 2023, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the "Rights Agreement"). The Rights expire on the earliest of (1) March 30, 2024, unless such date is extended, or (2) the redemption or exchange of the Rights as described above.

The Board adopted the Rights Plan in response to a likely accumulation of the Company's shares by a strategic investor. The intent of the Rights Plan is to reduce the likelihood that any entity, person or group gains control of the Company through open market accumulation of the Company's shares without paying all other shareholders an appropriate control premium or without providing the Board sufficient time to make informed judgments and take actions that it believes are in the best interests of its other shareholders. Under the Rights Plan, the rights will become exercisable if an entity, person or group acquires beneficial ownership of 10% or more of the Company's outstanding common stock in a transaction not approved by the Board. In the event that the Rights become exercisable due to the triggering ownership threshold being crossed, each Right will entitle its holder (other than the person, entity or group triggering the Rights Plan, whose Rights will become void and will not be exercisable) to purchase, at the then-current exercise price, additional shares of common stock having a then-current market value of twice the exercise price of the Right.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first three months of 2023, capital expenditures were $11.8 million, compared to $8.2 million for the first three months of 2022. Our capital expenditure program is directed towards making investments in capital assets that we believe will increase both gross sales and margins, but also includes capital expenditures for maintenance.

Aluminum Forward and Midwest Transaction Premium Contracts. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. We also enter into forward contracts to hedge the fluctuations in the price of the delivery component of our aluminum extrusion purchases, known as the Midwest Transaction Premium (MTP).

At April 1, 2023, the fair value of our aluminum forward contracts was in an asset position of $0.2 million. We had 13 outstanding forward contracts for the purchase of 5.6 million pounds of aluminum through December 2023, at an average price of $1.07 per pound, which excludes the Midwest premium, with maturity dates of between two and nine months. At April 1, 2023, the fair value of our MTP contracts was in an asset position of $0.3 million. We had 1 outstanding MTP contract to hedge the Platt US MW Transaction price per pound for the delivery of 6.3 million pounds of aluminum through December 2023, at an average price of $0.21 per pound, with a maturity date of nine months. We assessed the risk of non-performance of the Company and our counterparty to these contracts, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of April 1, 2023.

We assess the effectiveness of our aluminum forward and MTP contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. We expect the amount of accumulated other comprehensive income of approximately $0.5 million in the accompanying condensed consolidated balance sheet as of April 1, 2023, to be reclassified to earnings within the next twelve months.

Significant Accounting Policies and Critical Accounting Estimates. Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Significant accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results, and those that require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the condensed consolidated financial statements and the possibility that future events may be significantly different from our expectations. We identified our significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to our critical accounting policies during the first three months of 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge the delivery component of our aluminum needs, known as the Midwest Transaction Premium (“MTP”). However, as of April 1, 2023, we had minimal aluminum or MTP coverage for the remainder of 2023, and no coverage for either beyond the end of 2023. Accordingly, as of the date of this report, we are substantially not hedged for the substantial portions of our aluminum or delivery needs, and our price for aluminum and MTP costs will follow the changes in aluminum prices as set by the LME, as well as the MTP delivery component as set by the Platts MW US Transaction price per pound assessment. However, we may add more coverage for our anticipated aluminum needs during the rest of 2023 and beyond, as we deem necessary.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding with a variable rate as of the date of filing of this Quarterly Report on Form 10-Q of $89.0 million, a 100 basis-point increase in interest rate would result in approximately $0.9 million of additional interest costs annually.

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

Changes in Internal Control over Financial Reporting.

During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the year ended December 31, 2022 we acquired Martin. We are currently integrating Martin into our operations, compliance programs and internal control processes. As such Martin was not included in our assessment of internal control over financial reporting as of December 31, 2022. We will include Martin into our assessment of internal controls as of December 30, 2023, the end of our 2023 fiscal year. Martin Doors was included in the 2022 consolidated financial statements of the Company and constituted 14.0% of total assets as of December 31, 2022 and 0.6% of revenues for the fiscal year then ended.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

Our operations are subject to a number of risks. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, including the risk factors set forth in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent sales of unregistered securities; use of proceeds from registered securities. None

Purchases of equity securities by the issuer and affiliated purchasers.

On February 7, 2023, the Company announced that its Board of Directors approved a new, share repurchase program which authorizes the Company to purchase up to $250.0 million of its common stock. This program permits the Company to purchase shares of its common stock from time to time through open-market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program had an initial term of 3 years, through February 3, 2026, and may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.

		Purchases of Equity Securities
Period	Beginning and Ending Dates	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (in $)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs at End of Period (in $M)

January 2023	January 1 to January 28	—	—	—	$250.00

February 2023	January 29 to February 25	—	—	—	$250.00

March 2023	February 26 to April 1	1,173,520	$21.8471	1,173,520	$224.36

		1,173,520	$21.8471	1,173,520

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1	Certificate of Designation of Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2023)

4.1

Rights Agreement, dated as of March 30, 2023, between PGT Innovations, Inc., a Delaware corporation, and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2023)

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

PGT INNOVATIONS, INC.
(Registrant)

Date: May 11, 2023	By: /s/ Craig Henderson
Name: Craig Henderson
Title: Interim Chief Financial Officer and Vice President of Corporate Finance