Form 10-Q
period 2023-07-01
PGT Innovations, Inc.
filed 2023-08-03
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

Yes ☐ No ☑

Common Stock, $0.01 par value, outstanding was 58,351,339 shares, as of July 31, 2023.

PGT INNOVATIONS, INC.

TABLE OF CONTENTS

Form 10-Q for the Three and Six Months Ended July 1, 2023

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net sales	$384,934	$406,521	$761,763	$765,183
Cost of sales	230,983	241,391	458,581	465,460

Gross profit	153,951	165,130	303,182	299,723

Selling, general and administrative expenses	100,005	109,505	195,918	205,387
Restructuring costs and charges	2,516	—	2,516	—

Income from operations	51,430	55,625	104,748	94,336

Interest expense, net	8,214	7,155	15,870	14,235

Income before income taxes	43,216	48,470	88,878	80,101

Income tax expense	11,462	12,005	22,697	19,810

Net income	31,754	36,465	66,181	60,291

Less: Net income attributable to redeemable non-controlling interest ("RNCI")	(264)	(304)	(1,101)	(961)

Net income attributable to the Company	$31,490	$36,161	$65,080	$59,330

Calculation of net income per common share attributable to common shareholders:
Net income attributable to the Company	$31,490	$36,161	$65,080	$59,330
(Increase) decrease in redemption value of RNCI	(460)	351	(1,637)	(1,785)
Net income attributable to common shareholders	$31,030	$36,512	$63,443	$57,545

Net income per common share attributable to common shareholders:
Basic	$0.53	$0.61	$1.07	$0.96
Diluted	$0.53	$0.61	$1.07	$0.96

Weighted average number of common shares outstanding:
Basic	58,559	59,928	59,188	59,880
Diluted	58,867	60,257	59,528	60,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net income	$31,754	$36,465	$66,181	$60,291

Other comprehensive income before tax:
Decrease in fair value of derivatives	(1,215)	(12,929)	(903)	(6,854)
Reclassification to earnings	(19)	(3,698)	(159)	(5,760)

Other comprehensive loss before tax	(1,234)	(16,627)	(1,062)	(12,614)

Income tax benefit related to other comprehensive loss	(318)	(4,270)	(273)	(3,240)

Other comprehensive loss, net of tax	(916)	(12,357)	(789)	(9,374)

Comprehensive income	30,838	24,108	65,392	50,917

Less: Comprehensive income attributable to redeemable non-controlling interest	(264)	(304)	(1,101)	(961)

Comprehensive income attributable to the Company	$30,574	$23,804	$64,291	$49,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	July 1,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$39,397	$66,548
Accounts receivable, net	150,530	160,107
Inventories	117,155	112,672
Contract assets, net	50,910	47,919
Prepaid expenses	16,625	11,763
Other current assets	18,232	16,532
Total current assets	392,849	415,541

Property, plant and equipment, net	213,165	208,354
Operating lease right-of-use asset, net	102,864	104,121
Intangible assets, net	433,754	447,052
Goodwill	461,927	460,415
Other assets, net	6,854	4,766

Total assets	$1,611,413	$1,640,249

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$126,560	$168,961
Current portion of operating lease liability	17,615	16,393
Total current liabilities	144,175	185,354

Long-term debt, net	670,436	642,134
Operating lease liability, less current portion	94,928	95,159
Deferred income taxes	47,134	47,407
Other liabilities	6,933	7,459

Total liabilities	963,606	977,513

Commitments and contingencies

Redeemable non-controlling interest	—	34,721

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; no shares outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 64,148 and 63,940 shares issued and 58,337 and 59,912 shares outstanding at July 1, 2023 and December 31, 2022, respectively	641	639
Additional paid-in capital	446,222	442,116
Accumulated other comprehensive (loss) income	(566)	223
Retained earnings	267,250	204,891
Treasury stock at cost (4,710 shares and 2,760 shares at July 1, 2023 and December 31, 2022, respectively)	(65,740)	(19,854)
Total shareholders' equity	647,807	628,015

Total liabilities, redeemable non-controlling interest and shareholders' equity	$1,611,413	$1,640,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 1,	July 2,
	2023	2022
	(unaudited)
Cash flows from operating activities:
Net income	$66,181	$60,291
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	17,742	17,064
Amortization	13,298	13,924
Provision for credit losses	1,463	6,048
Stock-based compensation expense	5,969	4,909
Amortization of deferred financing costs	654	611
Asset impairment charges	—	2,131
Non-cash portion of restructuring costs and charges	2,473	—
Gain on sales of assets	(193)	(39)
Change in operating assets and liabilities:
Accounts receivable	5,782	(44,148)
Inventories	(4,847)	(18,539)
Contract assets, net, prepaid expenses, other current and other assets	472	5,713
Accounts payable, accrued and other liabilities	(48,698)	36,958

Net cash provided by operating activities	60,296	84,923

Cash flows from investing activities:
Purchases of property, plant and equipment	(24,866)	(17,328)
Business combinations	(744)	(787)
Proceeds from sales of assets	698	41

Net cash used in investing activities	(24,912)	(18,074)

Cash flows from financing activities:
Payment of fair value of contingent consideration in Anlin Acquisition	(4,348)	(2,362)
Redemption of redeemable non-controlling interest	(37,459)	—
Proceeds of amounts drawn from revolving credit facility	50,000	—
Payments of borrowing under revolving credit facility	(22,352)	—
Purchases of treasury stock under share repurchase program	(45,431)	—
Income taxes paid from stock withheld relating to vesting of equity awards	(3,350)	(1,663)
Proceeds from issuance of common stock under employee stock purchase plan (ESPP)	405	291

Net cash used in financing activities	(62,535)	(3,734)

Net (decrease) increase in cash and cash equivalents	(27,151)	63,115
Cash and cash equivalents at beginning of period	66,548	96,146
Cash and cash equivalents at end of period	$39,397	$159,261

Non-cash activity:
Accrual of excise tax liability in treasury stock	$(455)	$—
Additions to right-of-use asset	$10,316	$12,262
Additions to operating lease liability	$(10,316)	$(12,262)
Property, plant and equipment additions in accounts payable	$870	$543

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)(unaudited)

	PGT Innovations, Inc. Shareholders' Equity
				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income	Earnings	Stock	Total
THREE MONTHS ENDED JULY 2, 2022
Balance at April 2, 2022	59,900,587	$639	$434,212	$9,989	$127,104	$(18,289)	$553,655
Vesting of restricted stock	28,140	—	—	—	—	—	—
Grants of restricted stock	—	1	(1)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Stock-based compensation	—	—	2,704	—	—	—	2,704
Common stock issued under ESPP	17,964	—	291	—	—	—	291
Net income attributable to the Company	—	—	—	—	36,161	—	36,161
Decrease in value of RNCI	—	—	—	—	351	—	351
Other comprehensive loss, net of tax benefit of $4,270	—	—	—	(12,357)	—	—	(12,357)
Balance at July 2, 2022	59,946,691	$639	$437,207	$(2,368)	$163,616	$(18,289)	$580,805
SIX MONTHS ENDED JULY 2, 2022
Balance at January 1, 2022	59,696,117	$635	$433,347	$7,006	$106,398	$(18,289)	$529,097
Vesting of restricted stock	317,102	—	—	—	—	—	—
Grants of restricted stock	—	6	(6)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Stock withheld in lieu of taxes	(84,492)	—	—	—	—	(1,663)	(1,663)
Retirement of stock withheld in lieu of taxes	—	(1)	(1,335)	—	(327)	1,663	—
Stock-based compensation	—	—	4,909	—	—	—	4,909
Common stock issued under ESPP	17,964	—	291	—	—	—	291
Net income attributable to the Company	—	—	—	—	59,330	—	59,330
Increase in value of RNCI	—	—	—	—	(1,785)	—	(1,785)
Other comprehensive loss, net of tax benefit of $3,240	—	—	—	(9,374)	—	—	(9,374)
Balance at July 2, 2022	59,946,691	$639	$437,207	$(2,368)	$163,616	$(18,289)	$580,805
THREE MONTHS ENDED JULY 1, 2023
Balance at April 1, 2023	59,009,698	$643	$442,546	$350	$236,483	$(45,749)	$634,273
Vesting of restricted stock	113,104	—	—	—	—	—	—
Grants of restricted stock	—	—	—	—	—	—	—
Forfeitures of restricted stock	—	(2)	2	—	—	—	—
Purchases of treasury stock	(776,641)	—	—	—	—	(19,991)	(19,991)
Stock withheld in lieu of taxes	(29,508)	—	—	—	—	(756)	(756)
Retirement of stock withheld in lieu of taxes	—	—	(493)	—	(263)	756	—
Stock-based compensation	—	—	3,762	—	—	—	3,762
Common stock issued under ESPP	20,674	—	405	—	—	—	405
Net income attributable to the Company	—	—	—	—	31,490	—	31,490
Increase in value of RNCI	—	—	—	—	(460)	—	(460)
Other comprehensive loss, net of tax benefit of $318	—	—	—	(916)	—	—	(916)
Balance at July 1, 2023	58,337,327	$641	$446,222	$(566)	$267,250	$(65,740)	$647,807
SIX MONTHS ENDED JULY 1, 2023
Balance at December 31, 2022	59,911,556	$639	$442,116	$223	$204,891	$(19,854)	$628,015
Vesting of restricted stock	501,336	—	—	—	—	—	—
Grants of restricted stock	—	6	(6)	—	—	—	—
Forfeitures of restricted stock	—	(3)	3	—	—	—	—
Purchases of treasury stock	(1,950,161)	—	—	—	—	(45,886)	(45,886)
Stock withheld in lieu of taxes	(146,078)	—	—	—	—	(3,350)	(3,350)
Retirement of stock withheld in lieu of taxes	—	(1)	(2,265)	—	(1,084)	3,350	—
Stock-based compensation	—	—	5,969	—	—	—	5,969
Common stock issued under ESPP	20,674	—	405	—	—	—	405
Net income attributable to the Company	—	—	—	—	65,080	—	65,080
Increase in value of RNCI	—	—	—	—	(1,637)	—	(1,637)
Other comprehensive loss, net of tax benefit of $273	—	—	—	(789)	—	—	(789)
Balance at July 1, 2023	58,337,327	$641	$446,222	$(566)	$267,250	$(65,740)	$647,807

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

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (“NYSE”) from the NASDAQ Global Market and began trading on the NYSE under the ticker symbol of “PGTI”.

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Our condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. The Company’s fiscal three and six months ended July 1, 2023 and July 2, 2022 consisted of 13 and 26 weeks, respectively.

The condensed consolidated balance sheet as of December 31, 2022, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 31, 2022, and the unaudited condensed consolidated financial statements as of and for the periods ended July 1, 2023, and July 2, 2022, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s most recent Annual Report on Form 10-K. The accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

NOTE 2. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, we have two reportable segments: our Southeast segment and our Western segment. The following table provides information about our net sales by reporting segment, product category and market for the three and six months ended July 1, 2023 and July 2, 2022:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
Disaggregation of revenue (in millions):	2023	2022	2023	2022
Reporting segment:
Southeast	$288.0	$307.5	$570.0	$579.3
Western	97.0	99.0	191.8	185.9

Total net sales	$385.0	$406.5	$761.8	$765.2

Product category:
Impact-resistant window and door products	$236.5	$243.0	$464.8	$460.8
Non-impact window and door products	148.5	163.5	297.0	304.4

Total net sales	$385.0	$406.5	$761.8	$765.2

Market:
New construction	$146.3	$173.3	$303.9	$323.4
Repair and remodel	238.7	233.2	457.9	441.8

Total net sales	$385.0	$406.5	$761.8	$765.2

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the three months ended July 1, 2023 and July 2, 2022, the Western segment’s net sales of its volume products were $32.0 million and $29.7 million, respectively. For the six months ended July 1, 2023 and July 2, 2022, the Western segment’s net sales of its volume products were $57.9 million and $56.0 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time. Contract liabilities relate to customer deposits at the end of reporting periods. At July 1, 2023 and December 31, 2022, those contract liabilities totaled $30.3 million and $39.1 million, respectively, of which $23.6 million and $33.4 million, respectively, are classified within accrued liabilities, and $6.7 million and $5.7 million, respectively, are classified as a reduction to the contract assets to which they relate. Contract assets, net, totaled $50.9 million at July 1, 2023 and $47.9 million at December 31, 2022, in the accompanying condensed consolidated balance sheets.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at December 31, 2022 were satisfied in the first quarter of 2023, and contract assets at December 31, 2022 were transferred to accounts receivable in the first quarter of 2023. Also, substantially all of the contract liabilities at July 1, 2023 will be satisfied in the third quarter of 2023, and contract assets at July 1, 2023 will be transferred to accounts receivable in the third quarter of 2023. Contract liabilities at July 1, 2023 represents cash received during the three-month period ended July 1, 2023, excluding amounts recognized as revenue during that period. Contract assets at July 1, 2023 represents revenue recognized during the three-month period ended July 1, 2023, excluding amounts transferred to accounts receivable during that period. Contract liabilities at December 31, 2022 represents cash received during the three-month period ended December 31, 2022, excluding amounts recognized as revenue during that period. Contract assets at December 31, 2022 represents revenue recognized during the three-month period ended December 31, 2022, excluding amounts transferred to accounts receivable during that period.

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

As of July 1, 2023 and December 31, 2022, we had gross accounts receivable of $164.7 million and $173.8 million, respectively, and an allowance for credit losses of $14.2 million and $13.7 million, respectively.

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

During the three months ended July 1, 2023, we recorded warranty expense at a rate of approximately 2.5% of sales, which was higher than the rate during the three months ended July 2, 2022 of 1.7% of sales. The increase in the warranty expense rate in the three months ended July 1, 2023, compared with the rate during the three months ended July 2, 2022, is a result of servicing a higher number of overall warranty claims in the second quarter of 2023, resulting in a higher level of service warranty expense, whereas the rate in the second quarter of 2022 was lower on average as there was a decrease in the use of higher-cost contract labor. During the six months ended July 1, 2023, we recorded warranty expense at a rate of approximately 2.2% of sales, which was slightly higher than the rate during the six months ended July 2, 2022 of 2.1% of sales.

The following table summarizes current period charges, adjustments to previous estimates, as well as settlements, which represent actual costs incurred during the period for the three and six months ended July 1, 2023 and July 2, 2022. The reserve is determined through assessing our claims history. Of the accrued warranty reserve of $16.1 million at July 1, 2023, $12.5 million is classified within accrued expenses as current liabilities on the condensed consolidated balance sheet at July 1, 2023, with the remainder classified within other liabilities as non-current liabilities. Of the accrued warranty reserve of $15.4 million at December 31, 2022, $12.4 million is classified within accrued expenses as current liabilities on the condensed consolidated balance sheet at December 31, 2022, with the remainder classified within other liabilities as non-current liabilities.

	Beginning	Charged			End of
Accrued Warranty	of Period	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended July 1, 2023	$15,543	$9,766	$22	$(9,218)	$16,113

Three months ended July 2, 2022	$16,321	$6,844	$(237)	$(6,777)	$16,151

Six months ended July 1, 2023	$15,388	$17,005	$944	$(17,224)	$16,113

Six months ended July 2, 2022	$13,504	$15,992	$513	$(13,858)	$16,151

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

	July 1,	December 31,
	2023	2022
	(in thousands)
Raw materials	$113,779	$109,679
Work-in-progress	1,427	916
Finished goods	1,949	2,077

Inventories	$117,155	$112,672

NOTE 5. STOCK BASED-COMPENSATION

Stock-Based Compensation Expense

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $3.8 million for the three months ended July 1, 2023 and $2.7 million for the three months ended July 2, 2022. We recorded compensation expense for stock-based awards of $6.0 million for the six months ended July 1, 2023 and $4.9 million for the six months ended July 2, 2022. As of July 1, 2023, there was $15.7 million in total unrecognized compensation cost related entirely to restricted share awards, including time-vesting and those with performance conditions. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 1.7 years at July 1, 2023.

Of the $3.8 million and $2.7 million in stock-based compensation expense in the three months ended July 1, 2023 and July 2, 2022, respectively, $3.2 million and $2.3 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales. Of the $6.0 million and $4.9 million in stock-based compensation expense in the six months ended July 1, 2023 and July 2, 2022, respectively, $5.1 million and $4.2 million, respectively, are classified within selling, general and administrative expense in the accompanying condensed consolidated statements of operations, with the remainders classified within cost of sales.

2023 Long-Term Incentive Plan

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

Purchase Price Allocation

The preliminary estimated fair value of assets acquired, liabilities assumed and subsequent adjustments to that allocation as of our reporting date, are as follows:

	Initial Allocation	Adjustments to Allocation	Preliminary Allocation
Accounts receivable	$6,653	$(194)	$6,459
Inventories	9,543	(364)	9,179
Contract assets, net	5,242	—	5,242
Prepaid expenses and other assets	90	—	90
Property and equipment	11,422	(493)	10,929
Operating lease right-of-use asset	12,259	—	12,259
Intangible assets	91,900	—	91,900
Total assets acquired	137,109	(1,051)	136,058
Accounts payable	(2,482)	—	(2,482)
Accrued and other liabilities	(1,270)	283	(987)
Deferred tax liabilities	(23,604)	—	(23,604)
Operating lease liability	(12,259)	—	(12,259)
Total liabilities assumed	(39,615)	283	(39,332)
Net assets acquired	97,494	(768)	96,726
Goodwill	90,300	1,512	91,812
Fair value of consideration transferred	$187,794	$744	$188,538

Consideration:
Cash	$187,794	$744	$188,538
Fair value of consideration transferred	$187,794	$744	$188,538

The fair value of certain working capital related items, including Martin’s accounts receivable, prepaid expenses and other assets, and accounts payable and accrued and other liabilities, approximated their book values at the date of the Martin Acquisition. The fair value of inventory was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The substantial majority of inventories at the acquisition date was comprised of raw materials. The fair value of property and equipment and remaining useful lives were estimated by management, with the assistance of a third-party valuation firm, using the cost approach. Valuations of the intangible assets were done using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs, with the assistance of a third-party valuation firm. During the first half of 2023, we made immaterial adjustments to our purchase allocation relating to accounts receivable, inventories and accrual and other liabilities.

We incurred acquisition costs totaling $4.8 million relating to legal expenses, representations and warranties insurance, diligence, accounting and other services in the Martin Acquisition in the year ended December 31, 2022.

Because the Martin Acquisition was an acquisition of stock, Martin's assets and liabilities retain their tax bases at the time of the acquisition. Therefore, none of the identifiable intangible assets or goodwill acquired in the Martin Acquisition are deductible for tax purposes. As of July 1, 2023, goodwill is estimated to be $91.8 million. Martin's goodwill is included as part of the Western reporting unit. We believe Martin's goodwill relates to the expansion of our footprint in a key, strategic market we have identified as a geographic area of growth for our Company, as well as being a key component of our strategy to expand into adjacent building material products, other than windows and doors.

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

The Anlin Purchase Agreement provided for the potential for earn-out contingency payments to the sellers should Anlin achieve a certain level of earnings before interest, taxes, depreciation and amortization, ("Anlin EBITDA"), as defined in the Anlin Purchase Agreement, for its fiscal years of 2021 and 2022, of up to $3.2 million to be paid out by March 31, 2022, and of up to $9.5 million to be paid out by March 31, 2023, respectively. We had recorded a preliminary earn-out contingent liability of $5.9 million as of our 2021 fiscal year ended January 1, 2022, which represented its then estimated fair value based on probability adjusted levels of estimated Anlin EBITDA. Estimated Anlin EBITDA is a significant input that is not observable in the market, which ASC 820 considers to be a Level 3 input. In the first quarter of 2022, we finalized the fair value of the earn-out contingency, which we adjusted by an additional $0.8 million, to a total of $6.7 million of estimated fair value of contingent consideration as of the effective date of the Anlin Acquisition. This amount included $2.4 million for the contingent consideration relating to 2021 Anlin EBITDA and $4.3 million for the contingent consideration relating to the 2022 Anlin EBITDA.

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

NOTE 7. NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) available to PGT Innovations, Inc. common stockholders is computed using the two-class method by dividing net income attributable to common shareholders, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding during the period. Diluted EPS available to PGT Innovations, Inc. common stockholders is computed using the two-class method by dividing net income attributable to common shareholders, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding, including the dilutive effect of common stock equivalents computed using the treasury stock method and the average share price during the period. Anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three and six months ended July 1, 2023 and July 2, 2022 were insignificant.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Net income	$31,754	$36,465	$66,181	$60,291
Less: Net income attributable to RNCI	(264)	(304)	(1,101)	(961)
Net income attributable to the Company	31,490	36,161	65,080	59,330
(Increase) decrease in redemption value of RNCI	(460)	351	(1,637)	(1,785)
Net income attributable to common shareholders	$31,030	$36,512	$63,443	$57,545

Weighted-average number of common shares outstanding - Basic	58,559	59,928	59,188	59,880
Add: Dilutive shares from equity plans	308	329	340	361

Weighted-average number of common shares outstanding - Diluted	58,867	60,257	59,528	60,241

Net income per common share attributable to common shareholders:
Basic	$0.53	$0.61	$1.07	$0.96
Diluted	$0.53	$0.61	$1.07	$0.96

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets are as follows:

			Initial
	July 1,	December 31,	Useful Life
	2023	2022	(in years)
	(in thousands)
Goodwill	$461,927	$460,415	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$225,018	$225,018	indefinite

Customer relationships and customer-related assets	340,047	340,047	<1-15
Trade name (amortizable)	22,200	22,200	15
Developed technology	20,500	20,500	3-14
Non-compete agreement	3,538	3,538	2-5
Software license	590	590	2
Less: Accumulated amortization	(178,139)	(164,841)

Subtotal	208,736	222,034

Other intangible assets, net	$433,754	$447,052

Goodwill at December 31, 2022	$460,415
Increase relating to Martin Acquisition net working capital payment	744
Net other measurement period changes in Martin Acquisition	768

Goodwill at July 1, 2023	$461,927

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2023	$13,009
2024	25,971
2025	25,640
2026	21,241
2027	20,987
Thereafter	101,888

Total	$208,736

Amortization expense relating to amortizable intangible assets for the three months ended July 1, 2023 and July 2, 2022, was $6.5 million and $5.9 million, respectively. Amortization expense relating to amortizable intangible assets for the six months ended July 1, 2023 and July 2, 2022, was $13.3 million and $13.9 million, respectively.

We perform our annual goodwill and indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. During the three and six months ended July 1, 2023, we did not identify any events which we believe would trigger the need for tests for impairments of our indefinite-lived intangibles assets. As of July 1, 2023 and December 31, 2022, the carrying value of our Southeast reporting unit goodwill is $228.3 million and $228.3 million, respectively. As of July 1, 2023 and December 31, 2022, the carrying value of our Western reporting unit goodwill is $233.6 million and $232.1 million, respectively.

NOTE 9. LONG-TERM DEBT

	July 1,	December 31,
	2023	2022
	(in thousands)

2021 Senior Notes due 2029, maturing in October 2029	$575,000	$575,000

2016 Credit Agreement due 2027, maturing in October 2027	104,000	76,352

Long-term debt	679,000	651,352

Deferred financing costs	(8,564)	(9,218)

Long-term debt, net	$670,436	$642,134

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

The 2021 Senior Notes due 2029 mature on October 1, 2029. Interest on the 2021 Senior Notes due 2029 is payable semi-annually, in arrears, which began on April 1, 2022, with interest accruing at a rate of 4.375% per annum from September 24, 2021. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2021 Senior Notes due 2029 totaling $8.7 million, which included a 1.25% lender spread on the total principal value of the 2021 Senior Notes due 2029, or $7.2 million, and $1.5 million of other costs, all of which are being amortized under the effective interest method.

As of July 1, 2023, the face value of debt outstanding under the 2021 Senior Notes due 2029 was $575.0 million, and accrued interest was $6.4 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs, and the prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the then existing 2016 Credit Agreement of $60.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021. See Note 6, Acquisitions, for a discussion of the Anlin Acquisition.

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

Contemporaneously with the Fifth Amendment, the Company drew down $160.0 million of funds available under the New Revolving Credit Facility. Proceeds totaling $61.6 million from the $160.0 million drawdown were used to repay then existing term loan borrowings under the 2016 Credit Agreement totaling $60.0 million, plus accrued interest and fees totaling $1.6 million. As discussed below, the remaining $98.4 million of proceeds were used to fund the cash portion of the Martin Acquisition. The Company has made net repayments of the $160.0 million of initial borrowings under the New Revolving Credit Facility totaling $56.0 million through July 1, 2023.

Interest on borrowings under the New Revolving Credit Facility is payable either quarterly or at the expiration of any Secured Overnight Financing Rate ("SOFR") interest period applicable thereto. Borrowings under the New Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (with a floor of 100 basis points) plus a percentage spread (ranging from 0.75% to 1.75%) based on our first lien net leverage ratio or SOFR (with a floor of 0 basis points) plus a percentage spread (ranging from 1.75% to 2.75%) based on our first lien net leverage ratio. After giving effect to the Fifth Amendment, we pay a quarterly commitment fee on the unused portion of the New Revolving Credit Facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Fifth Amendment also modifies the application of the financial covenant under the 2016 Credit Agreement such that testing will occur on a quarterly basis, and requires we maintain a first lien net leverage ratio of not more than 4.00 to 1.00. We were in compliance with this covenant as of July 1, 2023.

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

As of July 1, 2023, borrowings outstanding under the $250.0 million New Revolving Credit Facility totaled $104.0 million, and accrued interest was $385 thousand. There were $8.5 million in letters of credit outstanding. Availability under the New Revolving Credit Facility at July 1, 2023 totaled $137.5 million. The weighted average all-in interest rate for borrowings under the existing revolving credit facility of the 2016 Credit Agreement due 2027 was 6.90% at July 1, 2023, and 6.07% at December 31, 2022.

The Martin Acquisition was financed in part with the $250.0 million available under the New Revolving Credit Facility provided by the Fifth Amendment of our 2016 Credit Agreement due 2027, under which we drew $160.0 million on October 14, 2022, the proceeds of which were used to pay $98.4 million of the $187.8 million total fair value of consideration transferred at closing, and $61.6 million to prepay our $60.0 million existing term loans under the Fourth Amendment of our 2016 Credit Agreement due 2027, plus $1.6 million in fees, costs and accrued interest. The remainder of the total fair value of consideration transferred at closing, totaling $89.4 million, was funded with cash on hand previously generated through operations.

Deferred Financing Costs

Activity relating to deferred financing costs, which is classified as a reduction of the carrying value of long-term debt, for the six months ended July 1, 2023, is as follows:

(in thousands)	Total
At beginning of year	$9,218
Less: Amortization expense	(654)
At end of period	$8,564

Estimated amortization expense relating to deferred financing costs for the years indicated as of July 1, 2023, is as follows:

(in thousands)	Total
Remainder of 2023	$666
2024	1,366
2025	1,442
2026	1,466
2027	1,440
Thereafter	2,184

Total	$8,564

The contractual future maturities of long-term debt outstanding, as of July 1, 2023, are as follows (at face value):

(in thousands)
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	104,000
Thereafter	575,000

Total	$679,000

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

We had income tax expense of $11.5 million for the three months ended July 1, 2023, compared with income tax expense of $12.0 million for the three months ended July 2, 2022. Our effective tax rate for the three months ended July 1, 2023, was 26.5%, compared with 24.8% for the three months ended July 2, 2022. Our income tax expense for the two months ended May 26, 2023, the date we acquired the 25% share of Eco we previously did not own, and the three months ended July 2, 2022, includes income tax expenses of $209 thousand and $237 thousand, respectively, relating to our 75% share of the pre-tax earnings of Eco. We had income tax expense of $22.7 million for the six months ended July 1, 2023, compared with income tax expense of $19.8 million for the six months ended July 2, 2022. Our effective tax rate for the six months ended July 1, 2023, was 25.5%, compared with 24.7% for the six months ended July 2, 2022. Our income tax expense for the five months ended May 26, 2023, the date we acquired the 25% share of Eco we previously did not own, and the six months ended July 2, 2022, includes income tax expenses of $0.9 million and $0.7 million, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three months ended July 1, 2023 includes discrete items of income tax expense relating to excess tax expense from the lapses of restrictions on stock awards, which totaled $24 thousand. The income tax expense in the three months ended July 2, 2022 included discrete items of income tax expense relating to excess tax expense from the lapses of restrictions on stock awards totaling $40 thousand. Income tax expense in the six months ended July 1, 2023 includes discrete items of income tax benefits relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $414 thousand. Income tax expense in the six months ended July 2, 2022 includes discrete items of income tax benefits relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $96 thousand. Income tax expense in the three and six months ended July 2, 2022 also includes a refund from the state of Florida, received by the Company in the second quarter of 2022, relating to excess taxes received by the state in 2021, which was $584 thousand, benefiting tax expense by $462 thousand, net of its Federal tax effect.

Excluding discrete items of income tax, the effective tax rates for the three months ended July 1, 2023 and July 2, 2022, would have been an income tax expense rate of 26.5% and 25.6%, respectively. Excluding discrete items of income tax, the effective tax rates for the six months ended July 1, 2023 and July 2, 2022, would have been an income tax expense rate of 26.0% and 25.4%, respectively.

During the first half of 2023, we made payments of estimated taxes totaling $39.6 million, which included $26.6 million in Federal estimated income taxes with the remainder to various states, primarily Florida. During the first half of 2022, we made payments of estimated taxes totaling $9.6 million, which included $8.8 million in Federal estimated income taxes with the remainder to various states, primarily Florida.

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

During the three or six months ended July 1, 2023 or July 2, 2022, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under the 2016 Credit Agreement due 2027, as well as the 2021 Senior Notes due 2029, all classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2027 approximated its carrying value due to its variable-rate nature, and were approximately $104.0 million and $76.4 million as of July 1, 2023, and December 31, 2022, respectively. The fair value of the 2021 Senior Notes due 2029 is based on debt with similar terms and characteristics and was approximately $537.3 million as of July 1, 2023, compared to a principal outstanding value of $575.0 million, and the fair value was approximately $480.8 million as of December 31, 2022, compared to a principal outstanding value of $575.0 million.

Items Measured at Fair Value

The following are measured in the condensed consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
July 1, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$(887)	$—	$(887)	$—
MTP contracts	125	—	125	—

	$(762)	$—	$(762)	$—

Fair Value Measurements
Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$—	$—	$—	$—
MTP contracts	300	—	300	—
	$300	$—	$300	$—

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

At July 1, 2023, the fair value of our aluminum forward contracts was in a liability position of $0.9 million. We had 26 outstanding forward contracts for the purchase of 17.4 million pounds of aluminum through June 2024, at an average price of $1.04 per pound, which excludes the Midwest premium, with maturity dates of between one and twelve months. At July 1, 2023, the fair value of our MTP contracts was in an asset position of $0.1 million. We had 1 outstanding MTP contract to hedge the Platt US MW Transaction price per pound for the delivery of 4.4 million pounds of aluminum through December 2023, at an average price of $0.21 per pound, with a maturity date of six months. We assessed the risk of non-performance of the Company and our counterparty to these contracts, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of July 1, 2023.

We assess the effectiveness of our aluminum forward and MTP contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. We expect the amount of accumulated other comprehensive loss of approximately $0.8 million in the accompanying condensed consolidated balance sheet as of July 1, 2023, to be reclassified to earnings within the next twelve months.

The fair values of our aluminum hedges and MTP contracts are classified in the accompanying condensed consolidated balance sheets at July 1, 2023 and December 31, 2022, as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	July 1, 2023		July 1, 2023
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$—	Accrued liabilities	$(887)
MTP contracts	Other current assets	125	Accrued liabilities	—
Aluminum contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$125	Total derivative liabilities	$(887)

	Derivative Assets		Derivative Liabilities
	December 31, 2022		December 31, 2022
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$—	Accrued liabilities	$—
MTP contracts	Other current assets	300	Accrued liabilities	—
Aluminum contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$300	Total derivative liabilities	$—

The ending accumulated balance for the aluminum forward and MTP contracts included in accumulated other comprehensive income, net of tax, was an accumulated other comprehensive loss of $0.6 million as of July 1, 2023, and was an accumulated other comprehensive income of $0.2 million at December 31, 2022. The income tax effects of accumulated comprehensive income are released as amounts are reclassified out of accumulated comprehensive income at the income tax rate used at the time those income tax effects were provided, which generally represents our blended statutory income tax rate.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three and six months ended July 1, 2023 and July 2, 2022 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Three Months Ended			Three Months Ended
	July 1,	July 2,		July 1,	July 2,
	2023	2022		2023	2022

Aluminum contracts	$(1,161)	$(13,022)	Cost of sales	$(63)	$1,210

MTP contracts	$(54)	$93	Cost of sales	$82	$2,488

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Six Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
	2023	2022		2023	2022

Aluminum contracts	$(949)	$(7,415)	Cost of sales	$(63)	$2,588

MTP contracts	$46	$561	Cost of sales	$222	$3,172

We classify cash flows related to derivative instruments as operating activities in the condensed consolidated statements of cash flows.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the components of accumulated other comprehensive income for the three and six months ended July 1, 2023 and July 2, 2022 (in thousands):

Three months ended July 1, 2023	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at April 1, 2023	$157	$193	$350
Decrease in fair value of derivatives	(1,161)	(54)	(1,215)
Amounts reclassified from accumulated other comprehensive income	63	(82)	(19)
Tax effect	283	35	318
Net current-period other comprehensive loss	(815)	(101)	(916)
Balance at July 1, 2023	$(658)	$92	$(566)

Six months ended July 1, 2023	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at December 31, 2022	$—	$223	$223
Increase (decrease) in fair value of derivatives	(949)	46	(903)
Amounts reclassified from accumulated other comprehensive income	63	(222)	(159)
Tax effect	228	45	273
Net current-period other comprehensive income loss	(658)	(131)	(789)
Balance at July 1, 2023	$(658)	$92	$(566)

Three months ended July 2, 2022	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at April 2, 2022	$6,784	$3,205	$9,989
Increase (decrease) in fair value of derivatives	(13,022)	93	(12,929)
Amounts reclassified from accumulated other comprehensive income	(1,210)	(2,488)	(3,698)
Tax effect	3,602	668	4,270
Net current-period other comprehensive loss	(10,630)	(1,727)	(12,357)
Balance at July 2, 2022	$(3,846)	$1,478	$(2,368)

Six months ended July 2, 2022	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at January 1, 2022	$3,610	$3,396	$7,006
Increase (decrease) in fair value of derivatives	(7,415)	561	(6,854)
Amounts reclassified from accumulated other comprehensive income	(2,588)	(3,172)	(5,760)
Tax effect	2,547	693	3,240
Net current-period other comprehensive loss	(7,456)	(1,918)	(9,374)
Balance at July 2, 2022	$(3,846)	$1,478	$(2,368)

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

The following table represents summary financial data attributable to our operating segments for the three and six months ended July 1, 2023, and July 2, 2022. Results of the Western segment for the three and six months ended July 1, 2023 include the results of Martin, acquired October 14, 2022, whereas such results are not included for the three and six month ended July 2, 2022. Corporate overhead has been allocated to each segment using an allocation method we believe is reasonable (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Net sales:
Southeast segment	$287,977	$307,492	$570,022	$579,259
Western segment	96,957	99,029	191,741	185,924

Total net sales	$384,934	$406,521	$761,763	$765,183

Income from operations:
Southeast segment	$39,954	$41,014	$80,475	$66,570
Western segment	13,992	14,611	26,789	27,766
Restructuring costs and charges (1)	(2,516)	—	(2,516)	—

Total income from operations	51,430	55,625	104,748	94,336

Interest expense, net	8,214	7,155	15,870	14,235

Total income before income taxes	$43,216	$48,470	$88,878	$80,101

(1) For the three and six months ended July 1, 2023, restructuring costs and charges totaling $2.5 million relates to the Southeast segment income from operations.

Depreciation expense for the three months ended July 1, 2023 and July 2, 2022, was $6.8 million and $6.9 million for our Southeast segment, respectively, and $2.0 million and $1.5 million for our Western segment, respectively. Depreciation expense for the six months ended July 1, 2023 and July 2, 2022, was $13.6 million and $13.9 million for our Southeast segment, respectively, and $4.1 million and $3.1 million for our Western segment, respectively. Amortization expense for the three months ended July 1, 2023 and July 2, 2022, was $2.0 million, and $2.8 million for our Southeast segment, respectively, and $4.5 million and $3.1 million for our Western segment, respectively. Amortization expense for the six months ended July 1, 2023 and July 2, 2022, was $4.0 million, and $5.5 million for our Southeast segment, respectively, and $9.3 million and $8.4 million for our Western segment, respectively.

Total assets of our Southeast segment as of July 1, 2023 and December 31, 2022 were $902.0 million and $909.6 million, respectively. Total assets of our Western segment as of July 1, 2023 and December 31, 2022 were $709.4 million and $730.6 million, respectively.

NOTE 16. REEDEMABLE NON-CONTROLLING INTEREST

On February 1, 2021, we completed an acquisition of a 75% ownership stake in Eco. The seller of Eco obtained the remaining equity interest in the newly formed company, Eco Enterprises. The seller’s redeemable non-controlling interest ("RNCI") was initially established at fair value.

The agreement between PGT Innovations, Inc. and the seller provided the Company with a call right for seller’s equity interest in the third year following the acquisition date. If the Company did not exercise its right to call by the third anniversary, the agreement provided the seller with a put right which could have been exercised during the 15-day period following the third anniversary. Effective on May 26, 2023, the Company exercised its call-right to purchase the remaining 25% ownership stake in Eco it previously did not own. The redemption price of the remaining 25% was calculated by the Company pursuant to the operating agreement based on the performance metric included therein, and was determined to be $37.5 million, which was agreed with by the seller. Subsequent to this redemption, the Company's ownership of Eco Enterprises is now 100%.

Prior to the redemption effective on May 26, 2023, the Company calculated the estimated future redemption value of the non-controlling interest on a quarterly basis. The redeemable non-controlling interest was accreted to the future redemption value using the effective interest method up to the date on which the put-right became effective. Any accretion adjustment in the current reporting period of the redeemable non-controlling interest was offset against retained earnings and impacted earnings used in the calculation of earnings per share attributable to common shareholders in the reporting period.

The following table presents the changes in the Company’s redeemable non-controlling interest for the six months ended July 1, 2023, and July 2, 2022:

	Six Months Ended
	July 1,	July 2,
(in thousands)	2023	2022
Balance at beginning of period	$34,721	$36,863
Net income attributable to redeemable non-controlling interest	1,101	961
Change in value of redeemable non-controlling interest	1,637	1,785
Redemption of redeemable non-controlling interest	(37,459)	—
Balance at end of period	$—	$39,609

NOTE 17. SHAREHOLDERS' EQUITY

2023 Share Repurchase Program

On February 7, 2023, the Company announced that its Board of Directors approved a new, share repurchase program which authorizes the Company to purchase up to $250.0 million of its common stock. This program permits the Company to purchase shares of its common stock from time to time through open-market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. During the six months ended July 1, 2023, we repurchased a total of 1,950,161 shares under this program at a total cost of $45.4 million, which excludes the 1% excise tax imposed on corporate stock buy-backs by the Inflation Reduction Act of 2022. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program had an initial term of 3 years, through February 3, 2026, and may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.

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

NOTE 18. RESTRUCTURING COSTS AND CHARGES

During the second quarter of 2023, the Company’s management approved a plan to exit the North Carolina market relating to its NewSouth brand. As a result of this decision, the Company determined to close its NewSouth showrooms in Raleigh-Durham and Charlotte, North Carolina, which resulted in restructuring costs and charges totaling $2.5 million in the second quarter and first half of 2023. Of the $2.5 million in restructuring costs and charges, $2.0 million represents the total impairments of the right-of-use assets of the leases of the Raleigh-Durham and Charlotte, North Carolina showroom facilities, and $0.4 relates to write-offs of the related leasehold improvements. The remainder represents personnel-related costs, which were paid by the end of the 2023 second quarter.

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

EXECUTIVE OVERVIEW

Sales and Operations

During the second quarter of 2023, we experienced solid net sales, despite several macro-economic headwinds which negatively impacted both our Southeast and Western segments, including increased interest rates and continuing inflationary conditions. Despite these macro-economic headwinds, our total net sales for the second quarter of 2023 was $384.9 million, which decreased 5.3% compared to $406.5 million in the second quarter of 2022. Our Southeast segment's net sales were $288.0 million in the second quarter of 2023, compared to $307.5 million in the second quarter of 2022, a decrease of $19.5 million, or 6.3%. This decrease in sales at our Southeast segment was entirely organic, primarily due to softness in new construction, while the repair and remodel channel continues to be solid in the Southeast segment.

Our Western segment's net sales were $96.9 million in the second quarter of 2023, compared to $99.0 million in the second quarter of 2022, a decrease of $2.1 million, or 2.1%. Sales for the second quarter of 2023 of our Western segment includes acquisition growth from Martin. Excluding Martin's second quarter 2023 sales, our existing business was negatively impacted by softness in the new construction channel in the second quarter of 2023, compared to the second quarter of 2022.

The softness in the new construction channel in both the Southeast and Western segments has resulted in a decrease in unit volume in both segments, which has been partially offset by last year's price increases.

Our gross profit was $154.0 million in the second quarter of 2023, producing a gross margin of 40.0%, compared to $165.1 million in the 2022 second quarter, and a gross margin of 40.6%, a decline in gross margin of 60 basis points from the second quarter of 2022 to the second quarter of 2023. We believe the decline in both gross profit and gross margin is a result of a decrease in sales due to the macro-economic headwinds, a change in mix of organic sales, excluding sales of Martin, towards a higher portion from our Southeast segment, whose products have a slightly lower margin, and a lower portion from our Western segment, whose products have a higher margin. Despite the negative impact on gross profit and gross margin from the decline in sales, gross profit and gross margin benefitted from several positive factors, including a reduction in the cost of aluminum and vinyl in the second quarter of 2023 compared to the second quarter of 2022, continued improvement in operating efficiencies which began in 2022, and which have remained a focus in 2023, and an increase in capacity for production of our own glass, which we can produce at a cost lower than procuring glass from a third-party.

Cash from operations during the first six months of 2023 was $60.3 million, compared to $84.9 million in the first six months of 2022, a decrease in cash from operations of $24.6 million, or 29.0%. Our second quarter 2023 decrease in cash from operations are the result of a decrease in cash flow leverage from accounts payable, which decreased significantly from the end of 2022 to the end of the second quarter of 2023. The decrease in accounts payable was a strategic decision we made to achieve higher material procurement discounts.

We also believe that Hurricane Ian has continued to spur homeowners to take advantage of Florida House Bill 7071, signed into law in May 2022. This bill provides a two-year tax relief to Florida residences, available through June 2024, who choose to "harden" their homes against the damaging effects of storms by investing in impact-resistant windows, doors, and other product categories. We're excited about this great benefit for Florida homeowners which we believe will provide them with the incentive needed to improve the safety and value of their homes, and that their materials of choice will include impact-resistant windows and doors from our Company's portfolio of Florida impact-resistant brands. We believe our Florida operation is benefitting from this home-hardening legislation, the main highlight of which includes a sales tax exemption for Floridians that harden their homes against natural disasters using impact-resistant products like those sold by the Company.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of operations as a percentage of total net sales for the periods indicated. The three and six months ended July 1, 2023 and July 2, 2022 are composed of 13 weeks and 26 weeks, respectively (in thousands, except percentages):

	Three Months Ended
	July 1, 2023		July 2, 2022
	(unaudited)
Net sales	$384,934	100.0%	$406,521	100.0%
Cost of sales	230,983	60.0%	241,391	59.4%
Gross profit	153,951	40.0%	165,130	40.6%
Selling, general and administrative expenses	100,005	26.0%	109,505	26.9%
Restructuring costs and charges	2,516	0.7%	—	-
Income from operations	51,430	13.4%	55,625	13.7%
Interest expense, net	8,214	2.1%	7,155	1.8%
Income before income taxes	43,216	11.2%	48,470	11.9%
Income tax expense	11,462	3.0%	12,005	3.0%
Net income	31,754	8.2%	36,465	9.0%
Less: Net income attributable to redeemable RNCI	(264)	(0.1)%	(304)	(0.1)%
Net income attributable to the Company	31,490	8.2%	36,161	8.9%
(Increase) decrease in redemption value of RNCI	(460)	(0.1)%	351	0.1%
Net income attributable to common shareholders	$31,030	8.1%	$36,512	9.0%

	Six Months Ended
	July 1, 2023		July 2, 2022
	(unaudited)
Net sales	$761,763	100.0%	$765,183	100.0%
Cost of sales	458,581	60.2%	465,460	60.8%
Gross profit	303,182	39.8%	299,723	39.2%
Selling, general and administrative expenses	195,918	25.7%	205,387	26.8%
Restructuring costs and charges	2,516	0.3%	—	-
Income from operations	104,748	13.8%	94,336	12.3%
Interest expense, net	15,870	2.1%	14,235	1.9%
Income before income taxes	88,878	11.7%	80,101	10.5%
Income tax expense	22,697	3.0%	19,810	2.6%
Net income	66,181	8.7%	60,291	7.9%
Less: Net income attributable to redeemable RNCI	(1,101)	(0.1)%	(961)	(0.1)%
Net income attributable to the Company	65,080	8.5%	59,330	7.8%
Increase in redemption value of RNCI	(1,637)	(0.2)%	(1,785)	(0.2)%
Net income attributable to common shareholders	$63,443	8.3%	$57,545	7.5%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 1, 2023 AND JULY 2, 2022

Net sales

	Three Months Ended
	July 1, 2023		July 2, 2022
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$288.0	74.8%	$307.5	75.6%	(6.3%)
Western segment	96.9	25.2%	99.0	24.4%	(2.1%)

Total net sales	$384.9	100.0%	$406.5	100.0%	(5.3%)

Net sales for the second quarter of 2023 were $384.9 million, a $21.6 million, or 5.3%, decrease in sales, from $406.5 million in the second quarter of the prior year. Our Southeast segment's net sales were $288.0 million in the second quarter of 2023, compared to $307.5 million in the second quarter of 2022, a decrease of $19.5 million, or 6.3%. This decrease in sales at our Southeast segment was entirely organic, primarily due to softness in new construction, while the repair and remodel channel continues to be solid in the Southeast segment.

Our Western segment's net sales were $96.9 million in the second quarter of 2023, compared to $99.0 million in the second quarter of 2022, a decrease of $2.1 million, or 2.1%. Sales for the second quarter of 2023 of our Western segment includes acquisition growth from Martin. Excluding Martin's second quarter 2023 sales, our existing business was negatively impacted by softness in the new construction channel in the second quarter of 2023, compared to the second quarter of 2022.

The softness in the new construction channel in both the Southeast and Western segments has resulted in a decrease in unit volume in both segments, which has been partially offset by last year's price increases.

Gross profit and gross margin

Gross profit was $154.0 million in the second quarter of 2023, a decrease of $11.1 million, or 6.8%, from $165.1 million in the second quarter of 2022. Our gross margin was 40.0% in the second quarter of 2023, compared to 40.6% in the prior year second quarter, a decrease of 0.6%. We believe the decline in both gross profit and gross margin is a result of a decrease in sales due to the macro-economic headwinds, a change in mix of organic sales, excluding sales of Martin, towards a higher portion from our Southeast segment, whose products have a slightly lower margin, and a lower portion from our Western segment, whose products have a higher margin. Despite the negative impact on gross profit and gross margin from the decline in sales, gross profit and gross margin benefitted from several positive factors, including a reduction in the cost of aluminum and vinyl in the second quarter of 2023 compared to the second quarter of 2022, continued improvement in operating efficiencies which began in 2022, and which have remained a focus in 2023, and an increase in capacity for production of our own glass, which we can produce at a cost lower than procuring glass from a third-party. Additionally, gross profit in the second quarter of 2023 includes the impact of the Martin acquisition.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $100.0 million in the second quarter of 2023, compared to $109.5 million in the second quarter of 2022. SG&A in the second quarter of 2023 was 26.0% of net sales, compared to 26.9% of net sales in the second quarter of 2022. SG&A in the second quarter of 2023, decreased when compared to last year's second quarter, as a result of several factors, including a decrease in expense for uncollectible accounts receivable, which decreased SG&A by $5.2 million, and a decrease in distribution costs from decreasing fuel costs and unit volume sales, which decreased SG&A by $2.6 million. The remaining decrease is primarily a result of a decrease in personnel costs. These decreases in SG&A were partially offset by the inclusion of SG&A from our acquisition of Martin in the fourth quarter of 2022, which added $2.9 million of SG&A in the 2023 second quarter, including $1.4 million of non-cash amortization expense relating to its intangible assets.

Restructuring costs and charges

During the second quarter of 2023, the Company’s management approved a plan to exit the North Carolina market relating to its NewSouth brand. As a result of this decision, the Company determined to close its NewSouth showrooms in Raleigh-Durham and Charlotte, North Carolina, which resulted in restructuring costs and charges totaling $2.5 million in the second quarter of 2023. Of the $2.5 million in restructuring costs and charges, $2.0 million represents the total impairments of the right-of-use assets of the leases of the Raleigh-Durham and Charlotte, North Carolina showroom facilities, and $0.4 relates to write-offs of the related leasehold improvements. The remainder represents personnel-related costs, which were paid by the end of the 2023 second quarter.

Income from operations

Income from operations was $51.4 million in the second quarter of 2023, a decrease of $4.2 million, or 7.5%, from $55.6 million in the second quarter of 2022. Income from operations in the second quarter of 2023 includes nearly $40.0 million from our Southeast segment, before reduction for restructuring costs and charges of $2.5 million, which relates entirely to the Southeast segment, and $14.0 million from our Western segment, compared to $41.0 million and $14.6 million from our Southeast and Western segments, respectively, in the second quarter of 2022, all after allocation of corporate operating costs in both periods.

Interest expense, net

Interest expense was $8.2 million in the second quarter of 2023, an increase of nearly $1.1 million, or 14.8%, from $7.2 million in the second quarter of 2022. The increase in interest expense in the second quarter of 2023, compared to the second quarter of 2022 is primarily the result of a higher level of borrowings under the revolving facility of our current 2016 Credit Facility due 2027 during the second quarter of 2023, compared to the term loan borrowings under our then existing 2016 Credit Facility due 2024 during the second quarter of 2022, as well as a higher interest rate under the revolving facility during the second quarter of 2023, compared to the term loan facility during the second quarter of 2022.

Income tax expense

We had income tax expense of $11.5 million for the three months ended July 1, 2023, compared with income tax expense of $12.0 million for the three months ended July 2, 2022. Our effective tax rate for the three months ended July 1, 2023, was 26.5%, compared with 24.8% for the three months ended July 2, 2022. Our income tax expense for the two months ended May 26, 2023, the date we acquired the 25% share of Eco we previously did not own, and the three months ended July 2, 2022, includes income tax expenses of $209 thousand and $237 thousand, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three months ended July 1, 2023 includes discrete items of income tax expense relating to excess tax expense from the lapses of restrictions on stock awards, which totaled $24 thousand. The income tax expense in the three months ended July 2, 2022 included discrete items of income tax expense relating to excess tax expense from the lapses of restrictions on stock awards totaling $40 thousand. Income tax expense in the three months ended July 2, 2022 also includes a refund from the state of Florida, received by the Company in the second quarter of 2022, relating to excess taxes received by the state in 2021, which was $584 thousand, benefiting tax expense by $462 thousand, net of its Federal tax effect. Excluding discrete items of income tax, the effective tax rates for the three months ended July 1, 2023 and July 2, 2022, would have been an income tax expense rate of 26.5% and 25.6%, respectively.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for the two months ended May 26, 2023, the date we acquired the 25% share of Eco we previously did not own, was $264 thousand, compared to $304 thousand for the three months ended July 2, 2022, and represents the share of the net income of Eco for the period, attributable to the 25% interest of Eco which was not acquiared not acquired by the Company.

Change in redemption value of redeemable non-controlling interest

The change in the redemption value of the redeemable non-controlling interest for the two months ended May 26, 2023, the date we acquired the 25% share of Eco we previously did not own, was an increase of $0.5 million, compared to a decrease of $0.4 million in the three months ended July 2, 2022. See Note 16 in Part I, Item 1, for a further discussion of the change in the redemption value of the redeemable non-controlling interest.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 1, 2023 AND JULY 2, 2022

Net sales

	Six Months Ended
	July 1, 2023		July 2, 2022
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$570.0	74.8%	$579.3	75.7%	(1.6%)
Western segment	191.8	25.2%	185.9	24.3%	3.1%

Total net sales	$761.8	100.0%	$765.2	100.0%	(0.4%)

Net sales for the first half of 2023 were $761.8 million, a $3.4 million, or 0.4%, decrease in sales, from $765.2 million in the first half of the prior year. Our Southeast segment's net sales were $570.0 million in the first half of 2023, compared to $579.3 million in the first half of 2022, a decrease of $9.3 million, or 1.6%. This decrease in sales at our Southeast segment was entirely organic, primarily due to softness in new construction, while the repair and remodel channel continues to be solid in the Southeast segment.

Our Western segment's net sales were $191.8 million in the first half of 2023, compared to $185.9 million in the first half of 2022, an increase of $5.9 million, or 3.1%. Sales for the first half of 2023 of our Western segment includes acquisition growth from Martin. Excluding Martin's first half 2023 sales, our existing business was negatively impacted by softness in the new construction channel in the first half of 2023, compared to the first half of 2022.

The softness in the new construction channel in both the Southeast and Western segments has resulted in a decrease in unit volume in both segments, which has been partially offset by last year's price increases.

Gross profit and gross margin

Gross profit was $303.2 million in the first half of 2023, an increase of $3.5 million, or 1.2%, from $299.7 million in the first half of 2022. Our gross margin was 39.8% in the first half of 2023, compared to 39.2% in the prior year first half, an increase of 0.6%. Gross profit and gross margin benefitted from several positive factors, including a reduction in the cost of aluminum and vinyl in the first half of 2023, compared to the first half of 2022, continued improvement in operating efficiencies which began in 2022, and which have remained a focus in 2023, and an increase in capacity for production of our own glass, which we can produce at a cost lower than procuring glass from a third-party. Additionally, gross profit in the first half of 2023 includes the impact of the Martin acquisition.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $195.9 million in the first half of 2023, compared to $205.4 million in the first half of 2022. SG&A in the first half of 2023 was 25.7% of net sales, compared to 26.8% of net sales in the first half of 2022. SG&A in the first half of 2023, decreased when compared to last year's first half, as a result of several factors, including a decrease in expense for uncollectible accounts receivable, which decreased SG&A by $4.8 million, a decrease in distribution costs from decreasing fuel costs and unit volume sales, which decreased SG&A by $4.2 million, and a gain from an insurance recovery relating to the wind-down of the commercial business of our NewSouth acquisition of $2.9 million. The remaining decrease is primarily a result of a decrease in personnel costs. SG&A in the first half of 2023 was impacted by the inclusion of SG&A from our fourth quarter 2022 acquisition of Martin, which added $6.2 million of SG&A in the 2023 first half, including $3.0 million of non-cash amortization expense relating to its intangible assets. SG&A in the first half of 2023 also includes $0.9 million of executive severance costs and $1.1 million of costs related to prior acquisitions, but which we did not incur until the first half of 2023.

Restructuring costs and charges

During the second quarter of 2023, the Company’s management approved a plan to exit the North Carolina market relating to its NewSouth brand. As a result of this decision, the Company determined to close its NewSouth showrooms in Raleigh-Durham and Charlotte, North Carolina, which resulted in restructuring costs and charges totaling $2.5 million in the second quarter of 2023. Of the $2.5 million in restructuring costs and charges, $2.0 million represents the total impairments of the right-of-use assets of the leases of the Raleigh-Durham and Charlotte, North Carolina showroom facilities, and $0.4 relates to write-offs of the related leasehold improvements. The remainder represents personnel-related costs, which were paid by the end of the 2023 second quarter.

Income from operations

Income from operations was $104.7 million in the first half of 2023, an increase of $10.4 million, or 11.0%, from $94.3 million in the first half of 2022. Income from operations in the first half of 2023 includes $80.5 million from our Southeast segment, before reduction for restructuring costs and charges of $2.5 million, which relates entirely to the Southeast segment, and $26.8 million from our Western segment, compared to $66.6 million and $27.7 million from our Southeast and Western segments, respectively, in the first half of 2022, all after allocation of corporate operating costs in both periods.

Interest expense, net

Interest expense was $15.9 million in the first half of 2023, an increase of $1.6 million, or 11.5%, from $14.2 million in the first half of 2022. The increase in interest expense in the first half of 2023, compared to the first half of 2022 is primarily the result of a higher level of borrowings under the revolving facility of our current 2016 Credit Facility due 2027 during the first half of 2023, compared to the term loan borrowings under our then existing 2016 Credit Facility due 2024 during the first half of 2022, as well as a higher interest rate under the revolving facility during the first half of 2023, compared to the term loan facility during the first half of 2022.

Income tax expense

We had income tax expense of $22.7 million for the six months ended July 1, 2023, compared with income tax expense of $19.8 million for the six months ended July 2, 2022. Our effective tax rate for the six months ended July 1, 2023, was 25.5%, compared with 24.7% for the six months ended July 2, 2022. Our income tax expense for the five months ended May 26, 2023, the date we acquired the 25% share of Eco we previously did not own, and the six months ended July 2, 2022, includes income tax expenses of $0.9 million and $0.7 million, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the six months ended July 2, 2022 includes discrete items of income tax benefits relating to excess tax benefits from the lapses of restrictions on stock awards, which totaled $96 thousand. Income tax expense in the six months ended July 2, 2022 also includes a refund from the state of Florida, received by the Company in the second quarter of 2022, relating to excess taxes received by the state in 2021, which was $584 thousand, benefiting tax expense by $462 thousand, net of its Federal tax effect. Excluding discrete items of income tax, the effective tax rates for the six months ended July 1, 2023 and July 2, 2022, would have been an income tax expense rate of 26.0% and 25.4%, respectively.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for the five months ended May 26, 2023, the date we acquired the 25% share of Eco we previously did not own, was $1.1 million, compared to $1.0 million for the six months ended July 2, 2022, and represents the share of the net income of Eco for the period, attributable to the 25% interest of Eco not acquired by the Company.

Change in redemption value of redeemable non-controlling interest

The change in the redemption value of the redeemable non-controlling interest for the five months ended May 26, 2023, the date we acquired the 25% share of Eco we previously did not own, was an increase of $1.6 million, compared to an increase of $1.8 million in the six months ended July 2, 2022. See Note 16 in Part I, Item 1, for a further discussion of the change in the redemption value of the redeemable non-controlling interest.

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

The following table summarizes our cash flow results for the first half of 2023 and 2022:

	Components of Cash Flows
	Six Months Ended
	July 1,	July 2,
(in millions)	2023	2022
Cash provided by operating activities	$60.3	$84.9
Cash used in investing activities	(24.9)	(18.1)
Cash used in financing activities	(62.5)	(3.7)

(Decrease) increase in cash and cash equivalents	$(27.1)	$63.1

Operating activities. Cash provided by operating activities during the first half of 2023 was $60.3 million, compared to cash provided by operating activities of $84.9 million in the first half of 2022, a decrease in cash provided by operating activities of $24.6 million, and was due to the factors set forth in the table below.

Direct cash flows from operations for the first half of 2023 and 2022 are as follows:

	Direct Operating Cash Flows
	Six Months Ended
	July 1,	July 2,
(in millions)	2023	2022
Collections from customers	$776.4	$740.0
Other collections of cash	11.2	9.1
Disbursements to vendors	(474.1)	(456.0)
Personnel related disbursements	(198.7)	(185.5)
Income taxes paid, net of refunds	(39.5)	(8.8)
Debt service payments	(15.1)	(14.0)
Other cash activity, net	0.1	0.1

Cash provided by operations	$60.3	$84.9

Inventory as of July 1, 2023, was $117.2 million, compared to $112.7 million at December 31, 2022, an increase of $4.5 million. We monitor and evaluate raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock. Because a significant portion of our products are made-to-order, which requires us to relieve inventory and recognize revenue over time, we have a low amount of work-in-process and finished goods inventories. As such, we believe the value of our inventories will be realized through sales.

Investing activities. Cash used in investing activities was $24.9 million for the first half of 2023, compared to cash used in investing activities of $18.1 million for the first half of 2022, an increase in cash used in investing activities of $6.8 million. There was cash used relating to business combinations in the first half of 2023 relating to the finalization of the Martin Acquisition working capital adjustment, resulting in a final payment to sellers of $0.7 million, compared to $0.8 million in the first half of 2022 relating to the finalization of the Anlin Acquisition working capital adjustment. There was an increase in cash used in capital expenditures of $7.6 million which went from $17.3 million in the first half of 2022, to $24.9 million in the first half of 2023. Proceeds from the sales of assets was $0.7 million in the first half of 2023, compared with less than $0.1 million in the first half of 2022.

Financing activities. Cash used in financing activities was $62.5 million in the first half of 2023, compared to cash used in financing activities of $3.7 million in the first half of 2022, an increase in cash used in financing activities of $58.8 million.

In the first half of 2023, we made payments of contingent consideration relating to our acquisition of Anlin totaling $9.5 million, representing the second payment we were required to make under the Anlin purchase agreement based on their 2022 EBITDA, as defined in the agreement. Because these contingent payments were not required to be made within a reasonably short period of time after the effective date of the acquisition, we classified the portion of these payments representing the fair value of the second payment, which was $4.3 million, as a financing activity, with the difference classified within operating activities. In the first half of 2022, we made payments of contingent consideration relating to our acquisition of Anlin totaling $2.7 million, representing the first payment we were required to make under the Anlin purchase agreement based on their 2021 EBITDA, as defined in the agreement. Because these payments were not required to be made within a reasonably short period of time after the effective date of the acquisition, we classified the portion of these payments representing the fair value of the first payment, which was $2.4 million, as a financing activity, with the difference classified within operating activities.

Effective on May 26, 2023, the Company exercised its call-right to purchase the remaining 25% ownership stake in Eco it previously did not own. The redemption price of the remaining 25% was calculated by the Company pursuant to the operating agreement based on the performance metric included therein, and was determined to be $37.5 million, which was agreed with by the seller. Subsequent to this redemption, the Company's ownership of Eco Enterprises is now 100%.

During the first half of 2023, we had net borrowings under the New Revolving Credit Facility of $27.6 million, which included gross borrowings of $50.0 million, partially offset by gross repayments totaling $22.4 million.

As further discussed below under Share Repurchase Program, during the first half of 2023, we made repurchases of 1,950,161 shares of our common stock at a total cash used of $45.4 million.

Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $3.4 million in the first half of 2023, versus $1.7 million in the first half of 2022, an increase in cash used of $1.7 million.

There were proceeds from stock issued under our 2019 Employee Stock Purchase Plan of $0.4 million during the first half of 2023, compared to $0.3 million during the first half of 2022, an increase in cash used of $0.1 million.

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

The 2021 Senior Notes due 2029 mature on October 1, 2029. Interest on the 2021 Senior Notes due 2029 is payable semi-annually, in arrears, which began on April 1, 2022, with interest accruing at a rate of 4.375% per annum from September 24, 2021. We incurred financing costs relating to bank fees and professional services costs relating to the offering and issuance of the 2021 Senior Notes due 2029 totaling $8.7 million, which included a 1.25% lender spread on the total principal value of the 2021 Senior Notes due 2029, or $7.2 million, and $1.5 million of other costs, all of which are being amortized under the effective interest method.

As of July 1, 2023, the face value of debt outstanding under the 2021 Senior Notes due 2029 was $575.0 million, and accrued interest was $6.4 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs, and the prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the then existing 2016 Credit Agreement of $60.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021. See Note 6, Acquisitions, for a discussion of the Anlin Acquisition.

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

Contemporaneously with the Fifth Amendment, the Company drew down $160.0 million of funds available under the New Revolving Credit Facility. Proceeds totaling $61.6 million from the $160.0 million drawdown were used to repay then existing term loan borrowings under the 2016 Credit Agreement totaling $60.0 million, plus accrued interest and fees totaling $1.6 million. As discussed below, the remaining $98.4 million of proceeds were used to fund the cash portion of the Martin Acquisition. The Company has made net repayments of the $160.0 million of initial borrowings under the New Revolving Credit Facility totaling $56.0 million through July 1, 2023.

Interest on borrowings under the New Revolving Credit Facility is payable either quarterly or at the expiration of any Secured Overnight Financing Rate ("SOFR") interest period applicable thereto. Borrowings under the New Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (with a floor of 100 basis points) plus a percentage spread (ranging from 0.75% to 1.75%) based on our first lien net leverage ratio or SOFR (with a floor of 0 basis points) plus a percentage spread (ranging from 1.75% to 2.75%) based on our first lien net leverage ratio. After giving effect to the Fifth Amendment, we pay a quarterly commitment fee on the unused portion of the New Revolving Credit Facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Fifth Amendment also modifies the application of the financial covenant under the 2016 Credit Agreement such that testing will occur on a quarterly basis, and requires we maintain a first lien net leverage ratio of not more than 4.00 to 1.00. We were in compliance with this covenant as of July 1, 2023.

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

As of July 1, 2023, borrowings outstanding under the $250.0 million New Revolving Credit Facility totaled $104.0 million, and accrued interest was $385 thousand. There were $8.5 million in letters of credit outstanding. Availability under the New Revolving Credit Facility at July 1, 2023 totaled $137.5 million. The weighted average all-in interest rate for borrowings under the existing revolving credit facility of the 2016 Credit Agreement due 2027 was 6.90% at July 1, 2023, and 6.07% at December 31, 2022. We made repayments of borrowings under the New Revolving Credit Facility totaling $15.0 million subsequent to July 1, 2023, resulting in borrowings outstanding under the New Revolving Credit Facility of $89.0 million as of the date of this report.

The Martin Acquisition was financed in part with the $250.0 million available under the New Revolving Credit Facility provided by the Fifth Amendment of our 2016 Credit Agreement due 2027, under which we drew $160.0 million on October 14, 2022, the proceeds of which were used to pay $98.4 million of the $187.8 million total fair value of consideration transferred at closing, and $61.6 million to prepay our $60.0 million existing term loans under the Fourth Amendment of our 2016 Credit Agreement due 2027, plus $1.6 million in fees, costs and accrued interest. The remainder of the total fair value of consideration transferred at closing, totaling $89.4 million, was funded with cash on hand previously generated through operations. We also paid buyer fees and costs relating to the Martin Acquisition totaling $4.8 million in the year ended December 31, 2022, classified as selling, general and administrative expenses for the year ended December 31, 2022.

Deferred Financing Costs

Activity relating to deferred financing costs, which is classified as a reduction of the carrying value of long-term debt, for the six months ended July 1, 2023, is as follows:

(in thousands)	Total
At beginning of year	$9,218
Less: Amortization expense	(654)
At end of period	$8,564

Estimated amortization expense relating to deferred financing costs for the years indicated as of July 1, 2023, is as follows:

(in thousands)	Total
Remainder of 2023	$666
2024	1,366
2025	1,442
2026	1,466
2027	1,440
Thereafter	2,184

Total	$8,564

The contractual future maturities of long-term debt outstanding, as of July 1, 2023, are as follows (at face value):

(in thousands)
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	104,000
Thereafter	575,000

Total	$679,000

2023 Share Repurchase Program. On February 7, 2023, the Company announced that its Board of Directors approved a new, share repurchase program which authorizes the Company to purchase up to $250.0 million of its common stock. This program permits the Company to purchase shares of its common stock from time to time through open-market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. During the six months ended July 1, 2023, we repurchased a total of 1,950,161 shares under this program at a total cost of $45.4 million, which excludes the 1% excise tax imposed on corporate stock buy-backs by the Inflation Reduction Act of 2022. Subsequent to July 1, 2023, we have not purchased any additional shares under this program. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program had an initial term of 3 years, through February 3, 2026, and may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.

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

Eco Redemption. Effective on May 26, 2023, the Company exercised its call-right to purchase the remaining 25% ownership stake in Eco it previously did not own. The redemption price of the remaining 25% was calculated by the Company pursuant to the operating agreement based on the performance metric included therein, and was determined to be $37.5 million, which was agreed with by the seller. Subsequent to this redemption, the Company's ownership of Eco Enterprises is now 100%.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first half months of 2023, capital expenditures were $24.9 million, compared to $17.3 million for the first half of 2022. Our capital expenditure program is directed towards making investments in capital assets that we believe will increase both gross sales and margins, but also includes capital expenditures for maintenance.

Aluminum Forward and Midwest Transaction Premium Contracts. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. We also enter into forward contracts to hedge the fluctuations in the price of the delivery component of our aluminum extrusion purchases, known as the Midwest Transaction Premium (MTP).

At July 1, 2023, the fair value of our aluminum forward contracts was in a liability position of $0.9 million. We had 26 outstanding forward contracts for the purchase of 17.4 million pounds of aluminum through June 2024, at an average price of $1.04 per pound, which excludes the Midwest premium, with maturity dates of between one and twelve months. At July 1, 2023, the fair value of our

MTP contracts was in an asset position of $0.1 million. We had 1 outstanding MTP contract to hedge the Platt US MW Transaction price per pound for the delivery of 4.4 million pounds of aluminum through December 2023, at an average price of $0.21 per pound, with a maturity date of six months. We assessed the risk of non-performance of the Company and our counterparty to these contracts, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of July 1, 2023.

We assess the effectiveness of our aluminum forward and MTP contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. We expect the amount of accumulated other comprehensive loss of approximately $0.8 million in the accompanying condensed consolidated balance sheet as of July 1, 2023, to be reclassified to earnings within the next twelve months.

Significant Accounting Policies and Critical Accounting Estimates. Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Significant accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results, and those that require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the condensed consolidated financial statements and the possibility that future events may be significantly different from our expectations. We identified our significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to our critical accounting policies during the first half of 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge the delivery component of our aluminum needs, known as the Midwest Transaction Premium (“MTP”). As of July 1, 2023, we are covered for approximately 27% of our anticipated aluminum needs for the second half of 2023 and first half of 2024 at an average price of $1.04 per pound. We are not hedged beyond the first half of 2024 as of the date of this report. These calculations are based only on the LME price of aluminum and excludes an estimate for the MTP, which we hedge separately. As of July 1, 2023, we are covered for approximately 12% of our anticipated MTP delivery costs for the remainder of 2023 at an average price of $0.21 per pound. We have no coverage of our MTP delivery costs beyond the end of 2023 as of the date of this report.

Regarding our aluminum hedging instruments for the purchase of aluminum, as of July 1, 2023, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $1.7 million. This calculation utilizes our actual commitment of 17.4 million pounds under contract (to be settled through June 2024) and the market price of aluminum as of July 1, 2023. This calculation is based only on the LME price of aluminum and excludes an estimate for the MTP. Regarding our MTP contracts for hedging of the delivery component of our aluminum needs, as of July 1, 2023, a 10% decrease in the Platts MW US Transaction price per pound would decrease the fair value of our MTP contracts an estimated $0.1 million. This calculation utilizes our actual commitment of 4.4 million pounds under contract (to be settled through December 2023) and the then current Platts MW US Transaction price per pound as of July 1, 2023.

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

Changes in Internal Control over Financial Reporting.

During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the year ended December 31, 2022 we acquired Martin. We are currently integrating Martin into our operations, compliance programs and internal control processes. As such Martin was not included in our assessment of internal control over financial reporting as of December 31, 2022. We will include Martin into our assessment of internal controls as of December 30, 2023, the end of our 2023 fiscal year. Martin was included in the 2022 consolidated financial statements of the Company and constituted 14.0% of total assets as of December 31, 2022 and 0.6% of revenues for the fiscal year then ended.

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

On February 7, 2023, the Company announced that its Board of Directors approved a new, share repurchase program which authorizes the Company to purchase up to $250.0 million of its common stock. This program permits the Company to purchase shares of its common stock from time to time through open-market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. We began repurchasing shares under this program beginning on February 27, 2023. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program had an initial term of 3 years, through February 3, 2026, and may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.

The following table represents information relating to share repurchases under this program during our second fiscal quarter ended July 1, 2023:

		Purchases of Equity Securities
Period	Beginning and Ending Dates	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (in $)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs at End of Period (in $M)
Beginning balance	April 2				$224.36
April 2023	April 2 to April 29	308,522	$25.2887	308,522	$216.56
May 2023	April 30 to May 27	382,104	$25.6170	382,104	$206.77
June 2023	May 28 to July 1	86,015	$25.6088	86,015	$204.57

		776,641	$25.4857	776,641

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Insider Adoption or Termination of Trading Arrangements.

During the fiscal quarter ended July 1, 2023, one of our officers terminated a “Rule 10b5-1 trading arrangement” as that terms is defined in Item 408 of Regulation S-K. The following represents the required information as regards the terminated trading arrangement:

Deborah L. LaPinska	Senior Vice President – Chief Customer Officer
Plan adopted	November 15, 2022
Plan terminated	June 1, 2023
Initial duration

Plan is terminated. Plan was adopted November 15, 2022, with initial trading no sooner than December 15, 2022, and was scheduled to expire on earlier of date when all shares under the plan are sold and December 15, 2023.

Aggregate shares	Sales of no more than 10,000 per month, for total of 120,000 shares. 50,000 shares were sold under the plan.

Other than the officer described above, during the fiscal quarter ended July 1, 2023, none of our directors or other officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

PGT INNOVATIONS, INC.
(Registrant)

Date: August 3, 2023	By: /s/ Craig Henderson
Name: Craig Henderson
Title: Interim Chief Financial Officer and Vice President of Corporate Finance