Form 10-Q
period 2023-09-30
PGT Innovations, Inc.
filed 2023-11-02
CIK 1354327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☑

Common Stock, $0.01 par value, outstanding was 57,049,895 shares, as of October 31, 2023.

PGT INNOVATIONS, INC.

TABLE OF CONTENTS

Form 10-Q for the Three and Nine Months Ended September 30, 2023

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net sales	$399,931	$385,837	$1,161,694	$1,151,020
Cost of sales	238,159	236,035	696,740	701,495

Gross profit	161,772	149,802	464,954	449,525

Selling, general and administrative expenses	101,872	102,399	297,790	307,786
Restructuring costs and charges, net	(794)	—	1,722	—

Income from operations	60,694	47,403	165,442	141,739

Interest expense, net	7,772	6,889	23,642	21,124

Income before income taxes	52,922	40,514	141,800	120,615

Income tax expense	13,715	10,100	36,412	29,910

Net income	39,207	30,414	105,388	90,705

Less: Net income attributable to redeemable non-controlling interest ("RNCI")	—	(373)	(1,101)	(1,334)

Net income attributable to the Company	$39,207	$30,041	$104,287	$89,371

Calculation of net income per common share attributable to common shareholders:
Net income attributable to the Company	$39,207	$30,041	$104,287	$89,371
Decrease (increase) in redemption value of RNCI	—	271	(1,637)	(1,514)
Net income attributable to common shareholders	$39,207	$30,312	$102,650	$87,857

Net income per common share attributable to common shareholders:
Basic	$0.68	$0.51	$1.75	$1.47
Diluted	$0.67	$0.50	$1.74	$1.46

Weighted average number of common shares outstanding:
Basic	58,012	59,964	58,796	59,908
Diluted	58,291	60,402	59,092	60,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net income	$39,207	$30,414	$105,388	$90,705

Other comprehensive income (loss) before tax:
Increase (decrease) in fair value of derivatives	892	(2,633)	(11)	(9,487)
Reclassification to earnings	289	2,416	130	(3,344)

Other comprehensive income (loss) before tax	1,181	(217)	119	(12,831)

Income tax expense (benefit) related to other comprehensive income (loss)	304	(56)	31	(3,296)

Other comprehensive income (loss), net of tax	877	(161)	88	(9,535)

Comprehensive income	40,084	30,253	105,476	81,170

Less: Comprehensive income attributable to redeemable non-controlling interest	—	(373)	(1,101)	(1,334)

Comprehensive income attributable to the Company	$40,084	$29,880	$104,375	$79,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$37,675	$66,548
Accounts receivable, net	149,288	160,107
Inventories	117,942	112,672
Contract assets, net	53,948	47,919
Prepaid expenses	15,441	11,763
Other current assets	15,096	16,532
Total current assets	389,390	415,541

Property, plant and equipment, net	216,466	208,354
Operating lease right-of-use asset, net	103,087	104,121
Intangible assets, net	427,250	447,052
Goodwill	462,630	460,415
Other assets, net	9,839	4,766

Total assets	$1,608,662	$1,640,249

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$150,428	$168,961
Current portion of operating lease liability	18,108	16,393
Total current liabilities	168,536	185,354

Long-term debt, net	631,768	642,134
Operating lease liability, less current portion	93,414	95,159
Deferred income taxes	47,438	47,407
Other liabilities	6,135	7,459

Total liabilities	947,291	977,513

Commitments and contingencies

Redeemable non-controlling interest	—	34,721

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; no shares outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 64,512 and 63,940 shares issued and 57,262 and 59,912 shares outstanding at September 30, 2023 and December 31, 2022, respectively	645	639
Additional paid-in capital	449,617	442,116
Accumulated other comprehensive income	311	223
Retained earnings	306,452	204,891
Treasury stock at cost (5,800 shares and 2,760 shares at September 30, 2023 and December 31, 2022, respectively)	(95,654)	(19,854)
Total shareholders' equity	661,371	628,015

Total liabilities, redeemable non-controlling interest and shareholders' equity	$1,608,662	$1,640,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,	October 1,
	2023	2022
	(unaudited)
Cash flows from operating activities:
Net income	$105,388	$90,705
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	26,607	25,359
Amortization	19,802	19,725
Provision for credit losses	2,213	7,395
Stock-based compensation expense	9,054	7,638
Amortization of deferred financing costs	986	921
Asset impairment charges	—	2,131
Non-cash portion of restructuring costs and charges, net	1,679	—
Loss (gain) on sales of assets	84	(166)
Change in operating assets and liabilities:
Accounts receivable	1,005	(35,166)
Inventories	(5,635)	(21,145)
Contract assets, net, prepaid expenses, other current and other assets	6,970	6,213
Accounts payable, accrued and other liabilities	(28,322)	48,531

Net cash provided by operating activities	139,831	152,141

Cash flows from investing activities:
Purchases of property, plant and equipment	(38,205)	(24,741)
Business combinations	(744)	(787)
Proceeds from sales of assets	1,171	41

Net cash used in investing activities	(37,778)	(25,487)

Cash flows from financing activities:
Payment of fair value of contingent consideration in Anlin Acquisition	(4,348)	(2,362)
Redemption of redeemable non-controlling interest	(37,459)	—
Proceeds of amounts drawn from revolving credit facility	50,000	—
Payments of borrowing under revolving credit facility	(61,352)	—
Purchases of treasury stock under share repurchase program	(75,131)	—
Income taxes paid from stock withheld relating to vesting of equity awards	(3,362)	(1,888)
Proceeds from issuance of common stock under employee stock purchase plan (ESPP)	726	291

Net cash used in financing activities	(130,926)	(3,959)

Net (decrease) increase in cash and cash equivalents	(28,873)	122,695
Cash and cash equivalents at beginning of period	66,548	96,146
Cash and cash equivalents at end of period	$37,675	$218,841

Non-cash activity:
Accrual of excise tax liability in treasury stock	$(669)	$—
Additions to right-of-use asset	$15,912	$13,625
Additions to operating lease liability	$(15,912)	$(13,625)
Property, plant and equipment additions in accounts payable	$590	$79

The accompanying notes are an integral part of these condensed consolidated financial statements.

PGT INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares) (unaudited)

	PGT Innovations, Inc. Shareholders' Equity
				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total
QUARTER ENDED OCTOBER 1, 2022
Balance at July 2, 2022	59,946,691	$639	$437,207	$(2,368)	$163,616	$(18,289)	$580,805
Vesting of restricted stock	42,258	—	—	—	—	—	—
Stock withheld in lieu of taxes	(10,509)	—	—	—	—	(225)	(225)
Retirement of stock withheld in lieu of taxes	—	—	(163)	—	(62)	225	—
Stock-based compensation	—	—	2,729	—	—	—	2,729
Net income attributable to the Company	—	—	—	—	30,041	—	30,041
Decrease in value of RNCI	—	—	—	—	271	—	271
Other comprehensive loss, net of tax benefit of $56	—	—	—	(161)	—	—	(161)
Balance at October 1, 2022	59,978,440	$639	$439,773	$(2,529)	$193,866	$(18,289)	$613,460
NINE MONTHS ENDED OCTOBER 1, 2022
Balance at January 1, 2022	59,696,117	$635	$433,347	$7,006	$106,398	$(18,289)	$529,097
Vesting of restricted stock	359,360	—	—	—	—	—	—
Grants of restricted stock	—	6	(6)	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Stock withheld in lieu of taxes	(95,001)	—	—	—	—	(1,888)	(1,888)
Retirement of stock withheld in lieu of taxes	—	(1)	(1,498)	—	(389)	1,888	—
Stock-based compensation	—	—	7,638	—	—	—	7,638
Common stock issued under ESPP	17,964	—	291	—	—	—	291
Net income attributable to the Company	—	—	—	—	89,371	—	89,371
Increase in value of RNCI	—	—	—	—	(1,514)	—	(1,514)
Other comprehensive loss, net of tax benefit of $3,296	—	—	—	(9,535)	—	—	(9,535)
Balance at October 1, 2022	59,978,440	$639	$439,773	$(2,529)	$193,866	$(18,289)	$613,460
QUARTER ENDED SEPTEMBER 30, 2023
Balance at July 1, 2023	58,337,327	$641	$446,222	$(566)	$267,250	$(65,740)	$647,807
Vesting of restricted stock	1,422	—	—	—	—	—	—
Grants of restricted stock	—	4	(4)	—	—	—	—
Purchases of treasury stock	(1,090,119)	—	—	—	—	(29,914)	(29,914)
Stock withheld in lieu of taxes	(422)	—	—	—	—	(12)	(12)
Retirement of stock withheld in lieu of taxes	—	—	(7)	—	(5)	12	—
Stock-based compensation	—	—	3,085	—	—	—	3,085
Common stock issued under ESPP	14,013	—	321	—	—	—	321
Net income attributable to the Company	—	—	—	—	39,207	—	39,207
Other comprehensive income, net of tax expense of $304	—	—	—	877	—	—	877
Balance at September 30, 2023	57,262,221	$645	$449,617	$311	$306,452	$(95,654)	$661,371
NINE MONTHS ENDED SEPTEMBER 30, 2023
Balance at December 31, 2022	59,911,556	$639	$442,116	$223	$204,891	$(19,854)	$628,015
Vesting of restricted stock	502,758	—	—	—	—	—	—
Grants of restricted stock	—	10	(10)	—	—	—	—
Forfeitures of restricted stock	—	(3)	3	—	—	—	—
Purchases of treasury stock	(3,040,280)	—	—	—	—	(75,800)	(75,800)
Stock withheld in lieu of taxes	(146,500)	—	—	—	—	(3,362)	(3,362)
Retirement of stock withheld in lieu of taxes	—	(1)	(2,272)	—	(1,089)	3,362	—
Stock-based compensation	—	—	9,054	—	—	—	9,054
Common stock issued under ESPP	34,687	—	726	—	—	—	726
Net income attributable to the Company	—	—	—	—	104,287	—	104,287
Increase in value of RNCI	—	—	—	—	(1,637)	—	(1,637)
Other comprehensive income, net of tax expense of $31	—	—	—	88	—	—	88
Balance at September 30, 2023	57,262,221	$645	$449,617	$311	$306,452	$(95,654)	$661,371

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Our condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the remainder of the current year or for any future periods. The Company’s fiscal three and nine months ended September 30, 2023 and October 1, 2022 consisted of 13 and 39 weeks, respectively.

The condensed consolidated balance sheet as of December 31, 2022, is derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The condensed consolidated balance sheet as of December 31, 2022, and the unaudited condensed consolidated financial statements as of and for the periods ended September 30, 2023, and October 1, 2022, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s most recent Annual Report on Form 10-K. The accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

NOTE 2. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, we have two reportable segments: our Southeast segment and our Western segment. The following table provides information about our net sales by reporting segment, product category and market for the three and nine months ended September 30, 2023 and October 1, 2022:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
Disaggregation of revenue (in millions):	2023	2022	2023	2022
Reporting segment:
Southeast	$302.9	$288.2	$873.0	$867.5
Western	97.0	97.6	288.7	283.5

Total net sales	$399.9	$385.8	$1,161.7	$1,151.0

Product category:
Impact-resistant	$251.8	$227.7	$716.6	$688.5
Nonimpact-resistant	148.1	158.1	445.1	462.5

Total net sales	$399.9	$385.8	$1,161.7	$1,151.0

Market:
New construction	$149.9	$160.9	$453.8	$484.3
Repair and remodel	250.0	224.9	707.9	666.7

Total net sales	$399.9	$385.8	$1,161.7	$1,151.0

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the three months ended September 30, 2023 and October 1, 2022, the Western segment’s net sales of its volume products were $20.9 million and $26.6 million, respectively. For the nine months ended September 30, 2023 and October 1, 2022, the Western segment’s net sales of its volume products were $61.7 million and $82.6 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time. Contract liabilities relate to customer deposits at the end of reporting periods. At September 30, 2023 and December 31, 2022, those contract liabilities totaled $27.0 million and $39.1 million, respectively, of which $20.7 million and $33.4 million, respectively, are classified within accrued liabilities, and $6.3 million and $5.7 million, respectively, are classified as a reduction to the contract assets to which they relate. Contract assets, net, totaled $53.9 million at September 30, 2023 and $47.9 million at December 31, 2022, in the accompanying condensed consolidated balance sheets.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at December 31, 2022 were satisfied in the first quarter of 2023, and contract assets at December 31, 2022 were transferred to accounts receivable in the first quarter of 2023. Also, substantially all of the contract liabilities at September 30, 2023 will be satisfied in the fourth quarter of 2023, and contract assets at September 30, 2023 will be transferred to accounts receivable in the fourth quarter of 2023. Contract liabilities at September 30, 2023 represents cash received during the three-month period ended September 30, 2023, excluding amounts recognized as revenue during that period. Contract assets at September 30, 2023 represents revenue recognized during the three-month period ended September 30, 2023, excluding amounts transferred to accounts receivable during that period. Contract liabilities at December 31, 2022 represents cash received during the three-month period ended December 31, 2022, excluding amounts recognized as revenue during that period. Contract assets at December 31, 2022 represents revenue recognized during the three-month period ended December 31, 2022, excluding amounts transferred to accounts receivable during that period.

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

As of September 30, 2023 and December 31, 2022, we had gross accounts receivable of $163.8 million and $173.8 million, respectively, and an allowance for credit losses of $14.5 million and $13.7 million, respectively.

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

During the three months ended September 30, 2023, we recorded warranty expense at a rate of approximately 2.5% of sales, which was higher than the rate during the three months ended October 1, 2022 of 1.8% of sales. The increase in the warranty expense rate in the three months ended September 30, 2023, compared with the rate during the three months ended October 1, 2022, is a result of servicing a higher number of overall warranty claims in the third quarter of 2023, resulting in a higher level of service warranty expense, whereas the rate in the third quarter of 2022 was lower on average as there was a decrease in the use of higher-cost contract labor. During the nine months ended September 30, 2023, we recorded warranty expense at a rate of approximately 2.3% of sales, which was slightly higher than the rate during the nine months ended October 1, 2022 of 2.0% of sales.

The following table summarizes current period charges, adjustments to previous estimates, as well as settlements, which represent actual costs incurred during the period for the three and nine months ended September 30, 2023 and October 1, 2022. The reserve is determined through assessing our claims history. Of the accrued warranty reserve of $16.0 million at September 30, 2023, $12.5 million is classified within accrued expenses as current liabilities on the condensed consolidated balance sheet at September 30, 2023, with the remainder classified within other liabilities as non-current liabilities. Of the accrued warranty reserve of $15.4 million at December 31, 2022, $12.4 million is classified within accrued expenses as current liabilities on the condensed consolidated balance sheet at December 31, 2022, with the remainder classified within other liabilities as non-current liabilities.

	Beginning	Acquisition-	Charged			End of
Accrued Warranty	of Period	Related	to Expense	Adjustments	Settlements	Period
(in thousands)
Three months ended September 30, 2023	$16,113	$—	$10,045	$(524)	$(9,601)	$16,033

Three months ended October 1, 2022	$16,151	$(2,537)	$6,880	$750	$(5,763)	$15,481

Nine months ended September 30, 2023	$15,388	$—	$27,050	$420	$(26,825)	$16,033

Nine months ended October 1, 2022	$13,504	$(2,537)	$22,872	$1,263	$(19,621)	$15,481

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

	September 30,	December 31,
	2023	2022
	(in thousands)
Raw materials	$112,893	$109,679
Work-in-progress	3,281	916
Finished goods	1,768	2,077

Inventories	$117,942	$112,672

NOTE 5. STOCK BASED-COMPENSATION

Stock-Based Compensation Expense

We record stock compensation expense over an equity award’s vesting period based on the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $3.1 million for the three months ended September 30, 2023, of which $2.7 million is classified within selling, general and administrative expenses, and $2.7 million for the three months ended October 1, 2022, of which $2.3 million is classified within selling, general and administrative expenses. We recorded compensation expense for stock-based awards of $9.1 million for the nine months ended September 30, 2023, of which $7.8 million is classified within selling, general and administrative expenses, and $7.6 million for the nine months ended October 1, 2022, of which $6.6 million is classified within selling, general and administrative expenses. Portions of stock compensation expense not classified within selling, general and administrative expenses are classified within cost of sales.

As of September 30, 2023, there was $22.6 million in total unrecognized compensation cost related entirely to restricted share awards, including time-vesting and those with performance conditions. These costs are expected to be recognized in earnings on an accelerated basis over the weighted average remaining vesting period of 2.2 years at September 30, 2023.

All-Employee Grant

On September 1, 2023, we issued 347,475 shares of restricted stock to all employees of the Company (the "All-Employee Grant") who do not participate in the Company’s long-term incentive plan. These shares are not subject to adjustment based on any performance or other criteria, but rather, cliff-vest on September 1, 2026, the third anniversary of the grant date, assuming the grantee is employed by the Company on that date. Employees were granted an amount of shares based on their years-of-service as of September 1, 2023, which included 50 shares to those employees who reached at least their one-year anniversary, 75 shares to those who reached at least their two-year anniversary, and 100 shares to those who reached at least their five-year anniversary. Any employee who had not yet reached their one-year anniversary as of September 1, 2023, will be eligible to receive a grant of 50 shares in a second grant to be made on September 1, 2024. The grant date fair value of the All-Employee Grant was $28.19 per share.

NOTE 6. ACQUISITION

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

Purchase Price Allocation

The preliminary estimated fair value of assets acquired, liabilities assumed and subsequent adjustments to that allocation as of our reporting date, are as follows:

	Initial Allocation	Adjustments to Allocation	Preliminary Allocation
Accounts receivable	$6,653	$(194)	$6,459
Inventories	9,543	(364)	9,179
Contract assets, net	5,242	—	5,242
Prepaid expenses and other assets	90	—	90
Property and equipment	11,422	(1,196)	10,226
Operating lease right-of-use asset	12,259	—	12,259
Intangible assets	91,900	—	91,900
Total assets acquired	137,109	(1,754)	135,355
Accounts payable	(2,482)	—	(2,482)
Accrued and other liabilities	(1,270)	283	(987)
Deferred tax liabilities	(23,604)	—	(23,604)
Operating lease liability	(12,259)	—	(12,259)
Total liabilities assumed	(39,615)	283	(39,332)
Net assets acquired	97,494	(1,471)	96,023
Goodwill	90,300	2,215	92,515
Fair value of consideration transferred	$187,794	$744	$188,538

Consideration:
Cash	$187,794	$744	$188,538
Fair value of consideration transferred	$187,794	$744	$188,538

The fair value of certain working capital related items, including Martin’s accounts receivable, prepaid expenses and other assets, and accounts payable and accrued and other liabilities, approximated their book values at the date of the Martin Acquisition. The fair value of inventory was estimated by major category, at net realizable value, which we believe approximates the price a market participant could achieve in a current sale. The substantial majority of inventories at the acquisition date was comprised of raw materials. The fair value of property and equipment and remaining useful lives were estimated by management, with the assistance of a third-party valuation firm, using the cost approach. Valuations of the intangible assets were done using income and royalty relief approaches based on projections provided by management, which we consider to be Level 3 inputs, with the assistance of a third-party valuation firm. During the nine months of 2023, we made immaterial adjustments to our purchase allocation relating to accounts receivable, inventories, property and equipment, and accrued and other liabilities.

We incurred acquisition costs totaling $4.8 million relating to legal expenses, representations and warranties insurance, diligence, accounting and other services in the Martin Acquisition in the year ended December 31, 2022.

Because the Martin Acquisition was an acquisition of stock, Martin's assets and liabilities retain their tax bases at the time of the acquisition. Therefore, none of the identifiable intangible assets or goodwill acquired in the Martin Acquisition are deductible for tax purposes. As of September 30, 2023, goodwill is estimated to be $92.5 million. Martin's goodwill is included as part of the Western reporting unit. We believe Martin's goodwill relates to the expansion of our footprint in a key, strategic market we have identified as a geographic area of growth for our Company, as well as being a key component of our strategy to expand into adjacent building material products, other than windows and doors.

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

NOTE 7. NET INCOME PER COMMON SHARE

Basic earnings per share (“EPS”) attributable to PGT Innovations, Inc. common stockholders for the nine months ended September 30, 2023, and the three and nine months ended October 1, 2022, is computed using the two-class method by dividing net income attributable to common shareholders, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding during the period. Diluted EPS attributable to PGT Innovations, Inc. common stockholders for the nine months ended September 30, 2023, and the three and nine months ended October 1, 2022, is computed using the two-class method by dividing net income attributable to common shareholders, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding, including the dilutive effect of common stock equivalents computed using the treasury stock method and the average share price during the period.

Basic EPS for the three months ended September 30, 2023, is computed by dividing net income attributable to common shareholders by the average number of common shares outstanding during the period. Diluted EPS for the three months ended September 30, 2023, is computed by dividing net income attributable to common shareholders by the average number of common shares outstanding, including the dilutive effect of common stock equivalents computed using the treasury stock method and the average share price during the period.

Anti-dilutive securities excluded from the calculation of weighted average shares outstanding for the three and nine months ended September 30, 2023 and October 1, 2022 were insignificant.

The table below presents the calculation of EPS and a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Net income	$39,207	$30,414	$105,388	$90,705
Less: Net income attributable to RNCI	—	(373)	(1,101)	(1,334)
Net income attributable to the Company	39,207	30,041	104,287	89,371
Decrease (increase) in redemption value of RNCI	—	271	(1,637)	(1,514)
Net income attributable to common shareholders	$39,207	$30,312	$102,650	$87,857

Weighted-average number of common shares outstanding - Basic	58,012	59,964	58,796	59,908
Add: Dilutive shares from equity plans	279	438	296	293

Weighted-average number of common shares outstanding - Diluted	58,291	60,402	59,092	60,201

Net income per common share attributable to common shareholders:
Basic	$0.68	$0.51	$1.75	$1.47
Diluted	$0.67	$0.50	$1.74	$1.46

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets are as follows:

			Initial
	September 30,	December 31,	Useful Life
	2023	2022	(in years)
	(in thousands)
Goodwill	$462,630	$460,415	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$225,018	$225,018	indefinite

Customer relationships and customer-related assets	340,047	340,047	<1-15
Trade name (amortizable)	22,200	22,200	15
Developed technology	20,500	20,500	3-14
Non-compete agreement	3,538	3,538	2-5
Software license	590	590	2
Less: Accumulated amortization	(184,643)	(164,841)

Subtotal	202,232	222,034

Other intangible assets, net	$427,250	$447,052

Goodwill at December 31, 2022	$460,415
Increase relating to Martin Acquisition net working capital payment	744
Net other measurement period changes in Martin Acquisition	1,471

Goodwill at September 30, 2023	$462,630

Estimated amortization of our amortizable intangible assets for future years is as follows:

(in thousands)	Total
Remainder of 2023	$6,505
2024	25,971
2025	25,640
2026	21,241
2027	20,987
Thereafter	101,888

Total	$202,232

Amortization expense relating to amortizable intangible assets for the three months ended September 30, 2023 and October 1, 2022, was $6.5 million and $5.8 million, respectively. Amortization expense relating to amortizable intangible assets for the nine months ended September 30, 2023 and October 1, 2022, was $19.8 million and $19.7 million, respectively.

We perform our annual goodwill and indefinite-lived intangible asset impairment testing as of the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. During the three and nine months ended September 30, 2023, we did not identify any events which we believe would trigger the need for tests for impairments of our indefinite-lived intangibles assets prior to our annual assessment date. However, in 2023, we have experienced challenging macro-economic conditions in the markets for our products of our Western segment. Although experiencing some improvement in the third quarter of 2023, should these conditions persist, when combined with potential increases in discount rates due to the rising interest rate environment in 2023, no assurances can be given that any future tests for impairment will indicate that it is more likely than not that the fair values of our indefinite-lived intangible assets will exceed their carrying values for the remainder of 2023.

As of September 30, 2023 and December 31, 2022, the carrying value of our Southeast reporting unit goodwill is $228.3 million and $228.3 million, respectively. As of September 30, 2023 and December 31, 2022, the carrying value of our Western reporting unit goodwill is $234.3 million and $232.1 million, respectively.

NOTE 9. LONG-TERM DEBT

	September 30,	December 31,
	2023	2022
	(in thousands)

2021 Senior Notes due 2029, maturing in October 2029	$575,000	$575,000

2016 Credit Agreement due 2027, maturing in October 2027	65,000	76,352

Long-term debt	640,000	651,352

Deferred financing costs	(8,232)	(9,218)

Long-term debt, net	$631,768	$642,134

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

As of September 30, 2023, the face value of debt outstanding under the 2021 Senior Notes due 2029 was $575.0 million, and accrued interest was $12.6 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs, and the prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the then existing 2016 Credit Agreement of $60.0 million and the related fees and costs, and finance our acquisition of Anlin (the "Anlin Acquisition") in the fourth quarter of 2021.

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

Contemporaneously with the Fifth Amendment, the Company drew down $160.0 million of funds available under the New Revolving Credit Facility. Proceeds totaling $61.6 million from the $160.0 million drawdown were used to repay then existing term loan borrowings under the 2016 Credit Agreement totaling $60.0 million, plus accrued interest and fees totaling $1.6 million. As discussed below, the remaining $98.4 million of proceeds were used to fund the cash portion of the Martin Acquisition. The Company has made net repayments of the $160.0 million of initial borrowings under the New Revolving Credit Facility totaling $95.0 million through September 30, 2023.

Interest on borrowings under the New Revolving Credit Facility is payable either quarterly or at the expiration of any Secured Overnight Financing Rate ("SOFR") interest period applicable thereto. Borrowings under the New Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (with a floor of 100 basis points) plus a percentage spread (ranging from 0.75% to 1.75%) based on our first lien net leverage ratio or SOFR (with a floor of 0 basis points) plus a percentage spread (ranging from 1.75% to 2.75%) based on our first lien net leverage ratio. After giving effect to the Fifth Amendment, we pay a quarterly commitment fee on the unused portion of the New Revolving Credit Facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Fifth Amendment also modifies the application of the financial covenant under the 2016 Credit Agreement such that testing will occur on a quarterly basis, and requires we maintain a first lien net leverage ratio of not more than 4.00 to 1.00. We were in compliance with this covenant as of September 30, 2023.

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

As of September 30, 2023, borrowings outstanding under the $250.0 million New Revolving Credit Facility totaled $65.0 million, and accrued interest was $252 thousand. There were $8.5 million in letters of credit outstanding. Availability under the New Revolving Credit Facility at September 30, 2023 totaled $176.5 million. The weighted average all-in interest rate for borrowings under the existing revolving credit facility of the 2016 Credit Agreement due 2027 was 7.01% at September 30, 2023, and 6.07% at December 31, 2022.

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

Deferred Financing Costs

Activity relating to deferred financing costs, which is classified as a reduction of the carrying value of long-term debt, for the nine months ended September 30, 2023, is as follows:

(in thousands)	Total
At beginning of year	$9,218
Less: Amortization expense	(986)
At end of period	$8,232

Estimated amortization expense relating to deferred financing costs for the years indicated as of September 30, 2023, is as follows:

(in thousands)	Total
Remainder of 2023	$334
2024	1,366
2025	1,442
2026	1,466
2027	1,440
Thereafter	2,184

Total	$8,232

The contractual future maturities of long-term debt outstanding, as of September 30, 2023, are as follows (at face value):

(in thousands)
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	65,000
Thereafter	575,000

Total	$640,000

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

We had income tax expense of $13.7 million for the three months ended September 30, 2023, compared with income tax expense of $10.1 million for the three months ended October 1, 2022. Our effective tax rate for the three months ended September 30, 2023, was 25.9%, compared with 24.9% for the three months ended October 1, 2022. We had income tax expense of $36.4 million for the nine months ended September 30, 2023, compared with income tax expense of $29.9 million for the nine months ended October 1, 2022. Our effective tax rate for the nine months ended September 30, 2023, was 25.7%, compared with 24.8% for the nine months ended October 1, 2022. Our income tax expense for the five months ended May 26, 2023, the date we acquired the 25% share of Eco we previously did not own, and the nine months ended October 1, 2022, includes income tax expenses of $0.9 million and $1.0 million, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the three and nine months ended September 30, 2023, and October 1, 2022, includes discrete items of income tax expense relating to excess taxes from the lapses of restrictions on stock awards and adjustments to tax expense relating to research credit true-ups we made during the third quarter of each period. Income tax expense in the nine months ended October 1, 2022 also includes a refund from the state of Florida, received by the Company in the second quarter of 2022, relating to excess taxes received by the state in 2021, which was $584 thousand, benefiting tax expense by $462 thousand, net of its Federal tax effect. Excluding discrete items of income tax, the effective tax rates for the three months ended September 30, 2023 and October 1, 2022, would have been an income tax expense rate of 26.7% and 26.2%, respectively. Excluding discrete items of income tax, the effective tax rates for the nine months ended September 30, 2023 and October 1, 2022, would have been an income tax expense rate of 26.2% and 25.7%, respectively.

During the first nine months of 2023, we made payments of estimated taxes totaling $39.7 million. During the first nine months of 2022, we made payments of estimated taxes, net of refunds, totaling $20.9 million.

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

During the three or nine months ended September 30, 2023 or October 1, 2022, we did not make any transfers between Level 2 and Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under the 2016 Credit Agreement due 2027, as well as the 2021 Senior Notes due 2029, all classified as long-term debt. The fair value of borrowings under the 2016 Credit Agreement due 2027 approximated its carrying value due to its variable-rate nature, and were approximately $65.0 million and $76.4 million as of September 30, 2023, and December 31, 2022, respectively. The fair value of the 2021 Senior Notes due 2029 is based on debt with similar terms and characteristics and was approximately $531.9 million as of September 30, 2023, compared to a principal outstanding value of $575.0 million, and the fair value was approximately $480.8 million as of December 31, 2022, compared to a principal outstanding value of $575.0 million.

Items Measured at Fair Value

The following are measured in the condensed consolidated financial statements at fair value on a recurring basis and are categorized in the table below based upon the lowest level of significant input to the valuation (in thousands):

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
September 30, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$443	$—	$443	$—
MTP contracts	(24)	—	(24)	—

	$419	$—	$419	$—

Fair Value Measurements
Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum contracts	$—	$—	$—	$—
MTP contracts	300	—	300	—
	$300	$—	$300	$—

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

At September 30, 2023, the fair value of our aluminum forward contracts was in an asset position of $0.4 million. We had 18 outstanding forward contracts for the purchase of 13.2 million pounds of aluminum through June 2024, at an average price of $1.04 per pound, which excludes the Midwest premium, with maturity dates of between one month and nine months. At September 30, 2023, the fair value of our MTP contracts was de minimis. We had 1 outstanding MTP contract to hedge the Platts US MW Transaction price per pound for the delivery of 2.5 million pounds of aluminum through December 2023, at an average price of $0.21 per pound, with a maturity date of three months. We assessed the risk of non-performance of the Company and our counterparty to these contracts, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of September 30, 2023.

We assess the effectiveness of our aluminum forward and MTP contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. We expect the amount of accumulated other comprehensive income of approximately $0.4 million in the accompanying condensed consolidated balance sheet as of September 30, 2023, to be reclassified to earnings within the next twelve months.

The fair values of our aluminum hedges and MTP contracts are classified in the accompanying condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, as follows (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30, 2023		September 30, 2023
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$473	Accrued liabilities	$(30)
MTP contracts	Other current assets	—	Accrued liabilities	(24)
Aluminum contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$473	Total derivative liabilities	$(54)

	Derivative Assets		Derivative Liabilities
	December 31, 2022		December 31, 2022
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum contracts	Other current assets	$—	Accrued liabilities	$—
MTP contracts	Other current assets	300	Accrued liabilities	—
Aluminum contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$300	Total derivative liabilities	$—

The ending accumulated balance for the aluminum forward and MTP contracts included in accumulated other comprehensive income, net of tax, was an accumulated other comprehensive income of $0.3 million as of September 30, 2023, and was an accumulated other comprehensive income of $0.2 million at December 31, 2022. The income tax effects of accumulated comprehensive income are released as amounts are reclassified out of accumulated comprehensive income at the income tax rate used at the time those income tax effects were provided, which generally represents our blended statutory income tax rate.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying condensed consolidated financial statements, for the three and nine months ended September 30, 2023 and October 1, 2022 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Three Months Ended			Three Months Ended
	September 30,	October 1,		September 30,	October 1,
	2023	2022		2023	2022

Aluminum contracts	$1,027	$(2,012)	Cost of sales	$(302)	$(3,185)

MTP contracts	$(135)	$(621)	Cost of sales	$13	$769

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Nine Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
	2023	2022		2023	2022

Aluminum contracts	$78	$(9,427)	Cost of sales	$(365)	$(597)

MTP contracts	$(89)	$(60)	Cost of sales	$235	$3,941

We classify cash flows related to derivative instruments as operating activities in the condensed consolidated statements of cash flows.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the components of accumulated other comprehensive income for the three and nine months ended September 30, 2023 and October 1, 2022 (in thousands):

Three months ended September 30, 2023	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at July 1, 2023	$(658)	$92	$(566)
Increase (decrease) in fair value of derivatives	1,027	(135)	892
Amounts reclassified from accumulated other comprehensive income	302	(13)	289
Tax effect	(342)	38	(304)
Net current-period other comprehensive income (loss)	987	(110)	877
Balance at September 30, 2023	$329	$(18)	$311

Nine months ended September 30, 2023	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at December 31, 2022	$—	$223	$223
Increase (decrease) in fair value of derivatives	78	(89)	(11)
Amounts reclassified from accumulated other comprehensive income	365	(235)	130
Tax effect	(114)	83	(31)
Net current-period other comprehensive income (loss)	329	(241)	88
Balance at September 30, 2023	$329	$(18)	$311

Three months ended October 1, 2022	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at July 2, 2022	$(3,846)	$1,478	$(2,368)
Decrease in fair value of derivatives	(2,012)	(621)	(2,633)
Amounts reclassified from accumulated other comprehensive income (loss)	3,185	(769)	2,416
Tax effect	(279)	335	56
Net current-period other comprehensive income (loss)	894	(1,055)	(161)
Balance at October 1, 2022	$(2,952)	$423	$(2,529)

Nine months ended October 1, 2022	Aluminum	MTP
(in thousands)	Contracts	Contracts	Total
Balance at January 1, 2022	$3,610	$3,396	$7,006
Decrease in fair value of derivatives	(9,427)	(60)	(9,487)
Amounts reclassified from accumulated other comprehensive income (loss)	597	(3,941)	(3,344)
Tax effect	2,268	1,028	3,296
Net current-period other comprehensive loss	(6,562)	(2,973)	(9,535)
Balance at October 1, 2022	$(2,952)	$423	$(2,529)

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

The following table represents summary financial data attributable to our operating segments for the three and nine months ended September 30, 2023, and October 1, 2022. Results of the Western segment for the three and nine months ended September 30, 2023 include the results of Martin, acquired October 14, 2022, whereas such results are not included for the three and nine month ended October 1, 2022. Corporate overhead has been allocated to each segment using an allocation method we believe is reasonable (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Net sales:
Southeast segment	$302,942	$288,246	$872,964	$867,505
Western segment	96,989	97,591	288,730	283,515

Total net sales	$399,931	$385,837	$1,161,694	$1,151,020

Income from operations:
Southeast segment	$43,465	$30,037	$123,940	$96,607
Western segment	16,435	17,366	43,224	45,132
Restructuring costs and charges, net (1)	794	—	(1,722)	—

Total income from operations	60,694	47,403	165,442	141,739

Interest expense, net	7,772	6,889	23,642	21,124

Total income before income taxes	$52,922	$40,514	$141,800	$120,615

(1) For the nine months ended September 30, 2023, restructuring costs and charges, net, totaling $1.7 million relates to the Southeast segment income from operations, which includes a gain of $0.8 million in the three months ended September 30, 2023 relating to the forgiveness of a portion of the operating lease liability by the landlord of the Charlotte, NC location, which we satisfied in the third quarter of 2023. See Note 18 for additional information.

Depreciation expense for the three months ended September 30, 2023 and October 1, 2022, was $6.9 million and $6.7 million for our Southeast segment, respectively, and $1.9 million and $1.6 million for our Western segment, respectively. Depreciation expense for the nine months ended September 30, 2023 and October 1, 2022, was $20.6 million and $20.6 million for our Southeast segment, respectively, and $6.0 million and $4.7 million for our Western segment, respectively. Amortization expense for the three months ended September 30, 2023 and October 1, 2022, was $2.0 million, and $2.7 million for our Southeast segment, respectively, and $4.5 million and $3.1 million for our Western segment, respectively. Amortization expense for the nine months ended September 30, 2023 and October 1, 2022, was $6.0 million, and $8.1 million for our Southeast segment, respectively, and $13.8 million and $11.6 million for our Western segment, respectively.

Total assets of our Southeast segment as of September 30, 2023 and December 31, 2022 were $908.3 million and $909.6 million, respectively. Total assets of our Western segment as of September 30, 2023 and December 31, 2022 were $700.4 million and $730.6 million, respectively.

NOTE 16. REEDEMABLE NON-CONTROLLING INTEREST

On February 1, 2021, we completed an acquisition of a 75% ownership stake in Eco. The seller of Eco obtained the remaining equity interest in the newly formed company, Eco Enterprises. The seller’s redeemable non-controlling interest ("RNCI") was initially established at fair value.

The agreement between PGT Innovations, Inc. and the seller provided the Company with a call right for seller’s equity interest during the third year following the acquisition date. If the Company did not exercise its right to call by the third anniversary, the agreement provided the seller with a put right which could have been exercised during the 15-day period following the third anniversary. Effective on May 26, 2023, the Company exercised its call-right to purchase the remaining 25% ownership stake in Eco it previously did not own. The redemption price of the remaining 25% was calculated by the Company pursuant to the operating agreement based on the performance metric included therein, and was determined to be $37.5 million, which was agreed with by the seller. Subsequent to this redemption, the Company's ownership of Eco Enterprises is now 100%.

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

The following table presents the changes in the Company’s redeemable non-controlling interest for the nine months ended September 30, 2023, and October 1, 2022:

	Nine Months Ended
	September 30,	October 1,
(in thousands)	2023	2022
Balance at beginning of period	$34,721	$36,863
Net income attributable to redeemable non-controlling interest	1,101	1,334
Change in value of redeemable non-controlling interest	1,637	1,514
Redemption of redeemable non-controlling interest	(37,459)	—
Balance at end of period	$—	$39,711

NOTE 17. SHAREHOLDERS' EQUITY

2023 Share Repurchase Program

On February 7, 2023, the Company announced that its Board of Directors approved a new, share repurchase program which authorizes the Company to purchase up to $250.0 million of its common stock. This program permits the Company to purchase shares of its common stock from time to time through open-market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. During the nine months ended September 30, 2023, we repurchased a total of 3,040,280 shares under this program at a total cost of $75.1 million, which excludes the 1% excise tax imposed on corporate stock buy-backs by the Inflation Reduction Act of 2022. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program had an initial term of 3 years, through February 3, 2026, and may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.

Shareholder Rights Plan

On March 30, 2023, we announced that our Board of Directors had unanimously approved the adoption of a limited-duration shareholder rights plan (the “Rights Plan”) which includes the declaration of a dividend distribution of one right (each, a “Right”) for each outstanding share of the Company’s common stock to stockholders of record as of the close of business on April 10, 2023. Each Right entitles the registered holder to purchase from the Company 0.001 of a share of Series A Participating Preferred Stock, par value $0.01 per share, of the Company at an exercise price of $90.00, subject to adjustment. The complete terms of the Rights are set forth in a Rights Agreement, dated as of March 30, 2023, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the "Rights Agreement"). The Rights expire on the earliest of (1) March 30, 2024, unless such date is extended, or (2) the redemption or exchange of the Rights as described above.

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

NOTE 18. RESTRUCTURING COSTS AND CHARGES, NET

During the second quarter of 2023, the Company’s management approved a plan to exit the North Carolina market relating to its NewSouth brand. As a result of this decision, the Company determined to close its NewSouth showrooms in Raleigh-Durham and Charlotte, North Carolina, which resulted in restructuring costs and charges, net, totaling $1.7 million in the nine months ended September 30, 2023, which includes a gain of $0.8 million in the three months ended September 30, 2023 relating to the forgiveness of a portion of the operating lease liability by the landlord of the Charlotte, NC location, which we satisfied in the third quarter of 2023. Of the $1.7 million, after consideration of the lease liability forgiveness, restructuring costs and charges, net, includes $2.0 million of total impairments of the right-of-use assets of the leases of the Raleigh-Durham and Charlotte, North Carolina showroom facilities, and $0.4 relating to write-offs of the related leasehold improvements. The remainder represents personnel-related costs, which were paid by the end of the 2023 second quarter.

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

EXECUTIVE OVERVIEW

Sales and Operations

During the third quarter of 2023, we experienced solid net sales, despite several macro-economic headwinds which negatively impacted both our Southeast and Western segments, including increased interest rates and continuing inflationary conditions. Despite these macro-economic headwinds, our total net sales for the third quarter of 2023 was $399.9 million, which increased $14.1 million, or 3.7% compared to $385.8 million in the third quarter of 2022. Our Southeast segment's net sales were $302.9 million in the third quarter of 2023, compared to $288.2 million in the third quarter of 2022, an increase of $14.7 million, or 5.1%. This increase in sales at our Southeast segment was entirely organic, primarily due to an improvement in new construction, while the repair and remodel channel continues to be solid in the southeast. Comparisons to prior year periods are also impacted by the fact that Hurricane Ian, a large and destructive Category 4 Atlantic hurricane, made landfall on the southwest Florida coastline on September 28, 2022, causing widespread damage to property from high winds and severe flooding. Hurricane Ian caused disruption to our ability to manufacture and distribute our products as our team members were unable to safely travel to our impacted facilities. Also, Hurricane Ian affected our customers’ ability to accept deliveries of our products. We estimated that storm-related disruptions caused approximately $12.0 million of third-quarter 2022 sales to be deferred.

Our Western segment's net sales were $97.0 million in the third quarter of 2023, compared to $97.6 million in the third quarter of 2022, a decrease of $0.6 million, or 0.6%. Sales for the third quarter of 2023 of our Western segment includes acquisition growth from Martin. Excluding Martin's third quarter 2023 sales, our existing business was negatively impacted by softness in the new construction channel in the third quarter of 2023, compared to the third quarter of 2022. Our Western segment has been impacted by some challenging macro-economic headwinds in the west, when compared to the third quarter of 2022, when we were experiencing solid performance due to strength in our production builder business from heightened demand for conversion to indoor/outdoor living space, a hallmark of our brands in the west.

The softness in the new construction channel in both the Southeast and Western segments during 2023, although improving in our Southeast segment, has resulted in a decrease in unit volume in both segments, which has been partially offset by last year's price increases.

Our gross profit was $161.8 million in the third quarter of 2023, producing a gross margin of 40.4%, compared to $149.8 million in the 2022 third quarter, and a gross margin of 38.8%, an increase in gross margin of 160 basis points from the third quarter of 2022 to the third quarter of 2023. We believe gross profit and gross margin benefited from several positive factors, including a reduction in the cost of aluminum and vinyl in the third quarter of 2023 compared to the third quarter of 2022, continued improvement in operating efficiencies which began in 2022, and which have remained a focus in 2023, and an increase in capacity for production of our own glass, which we can produce at a cost lower than procuring glass from a third-party. Regarding the third quarter of 2022 and the impact of Hurricane Ian, in addition to the impact to profits from lost sales, we incurred disruption and recovery costs as a result of the storm totaling $1.8 million in the three months ended October 1, 2022, of which $1.1 million is classified as cost of sales.

Cash from operations during the first nine months of 2023 was $139.8 million, compared to $152.1 million in the first nine months of 2022, a decrease of $12.3 million, or 8.1%. Our year-to-date 2023 decrease in cash from operations is the result of a decrease in cash flow leverage from accounts payable, which decreased significantly from the end of 2022 to the end of the third quarter of 2023. The decrease in accounts payable was a strategic decision we made to achieve higher material procurement discounts.

Performance Summary

The following table presents financial data derived from our unaudited condensed consolidated statements of operations as a percentage of total net sales for the periods indicated. The three and nine months ended September 30, 2023 and October 1, 2022 are composed of 13 weeks and 39 weeks, respectively (in thousands, except percentages):

	Three Months Ended
	September 30, 2023		October 1, 2022
	(unaudited)
Net sales	$399,931	100.0%	$385,837	100.0%
Cost of sales	238,159	59.6%	236,035	61.2%
Gross profit	161,772	40.4%	149,802	38.8%
Selling, general and administrative expenses	101,872	25.5%	102,399	26.5%
Restructuring costs and charges, net	(794)	(0.2)%	—	-
Income from operations	60,694	15.2%	47,403	12.3%
Interest expense, net	7,772	1.9%	6,889	1.8%
Income before income taxes	52,922	13.2%	40,514	10.5%
Income tax expense	13,715	3.4%	10,100	2.6%
Net income	39,207	9.8%	30,414	7.9%
Less: Net income attributable to redeemable RNCI	—	-	(373)	(0.1)%
Net income attributable to the Company	39,207	9.8%	30,041	7.8%
Decrease in redemption value of RNCI	—	-	271	0.1%
Net income attributable to common shareholders	$39,207	9.8%	$30,312	7.9%

	Nine Months Ended
	September 30, 2023		October 1, 2022
	(unaudited)
Net sales	$1,161,694	100.0%	$1,151,020	100.0%
Cost of sales	696,740	60.0%	701,495	60.9%
Gross profit	464,954	40.0%	449,525	39.1%
Selling, general and administrative expenses	297,790	25.6%	307,786	26.7%
Restructuring costs and charges, net	1,722	0.1%	—	-
Income from operations	165,442	14.2%	141,739	12.3%
Interest expense, net	23,642	2.0%	21,124	1.8%
Income before income taxes	141,800	12.2%	120,615	10.5%
Income tax expense	36,412	3.1%	29,910	2.6%
Net income	105,388	9.1%	90,705	7.9%
Less: Net income attributable to redeemable RNCI	(1,101)	(0.1)%	(1,334)	(0.1)%
Net income attributable to the Company	104,287	9.0%	89,371	7.8%
Increase in redemption value of RNCI	(1,637)	(0.1)%	(1,514)	(0.1)%
Net income attributable to common shareholders	$102,650	8.8%	$87,857	7.6%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND OCTOBER 1, 2022

Net sales

	Three Months Ended
	September 30, 2023		October 1, 2022
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$302.9	75.7%	$288.2	74.7%	5.1%
Western segment	97.0	24.3%	97.6	25.3%	(0.6%)

Total net sales	$399.9	100.0%	$385.8	100.0%	3.7%

Net sales for the third quarter of 2023 were $399.9 million, a $14.1 million, or 3.7%, increase in sales, from $385.8 million in the third quarter of the prior year. Our Southeast segment's net sales were $302.9 million in the third quarter of 2023, compared to $288.2 million in the third quarter of 2022, an increase of $14.7 million, or 5.1%. This increase in sales at our Southeast segment was entirely organic, primarily due to an improvement in new construction, while the repair and remodel channel continues to be solid in the Southeast segment. Comparisons to prior year periods are also impacted by the fact that Hurricane Ian, a large and destructive Category 4 Atlantic hurricane, made landfall on the southwest Florida coastline on September 28, 2022, causing widespread damage to property from high winds and severe flooding. Hurricane Ian caused disruption to our ability to manufacture and distribute our products as our team members were unable to safely travel to our impacted facilities. Also, Hurricane Ian affected our customers’ ability to accept deliveries of our products. We estimated that storm-related disruptions caused approximately $12.0 million of third-quarter 2022 sales to be deferred.

Our Western segment's net sales were $97.0 million in the third quarter of 2023, compared to $97.6 million in the third quarter of 2022, a decrease of $0.6 million, or 0.6%. Sales for the third quarter of 2023 of our Western segment includes acquisition growth from Martin. Excluding Martin's third quarter 2023 sales, our existing business was negatively impacted by softness in the new construction channel in the third quarter of 2023, compared to the third quarter of 2022. Our Western segment has been impacted by some challenging macro-economic headwinds in the west, when compared to the third quarter of 2022, when we were experiencing solid performance due to strength in our production builder business from heightened demand for conversion to indoor/outdoor living space, a hallmark of our brands in the west.

The softness in the new construction channel in both the Southeast and Western segments, although improving in our Southeast segment, has resulted in a decrease in unit volume in both segments, which has been partially offset by last year's price increases.

Gross profit and gross margin

Gross profit was $161.8 million in the third quarter of 2023, an increase of $12.0 million, or 8.0%, from $149.8 million in the third quarter of 2022. Our gross margin was 40.4% in the third quarter of 2023, compared to 38.8% in the prior year third quarter, an increase of 1.6%. We believe gross profit and gross margin benefited from several positive factors, including a reduction in the cost of aluminum and vinyl in the third quarter of 2023 compared to the third quarter of 2022, continued improvement in operating efficiencies which began in 2022, and which have remained a focus in 2023, and an increase in capacity for production of our own glass, which we can produce at a cost lower than procuring glass from a third-party. Regarding the third quarter of 2022 and the impact of Hurricane Ian, in addition to the impact to profits from lost sales, we incurred disruption and recovery costs as a result of the storm totaling $1.8 million in the three months ended October 1, 2022, of which $1.1 million is classified as cost of sales.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $101.9 million in the third quarter of 2023, compared to $102.4 million in the third quarter of 2022, a decrease of $0.5 million, or 0.5%. SG&A in the third quarter of 2023 was 25.5% of net sales, compared to 26.5% of net sales in the third quarter of 2022. SG&A in the third quarter of 2023, decreased when compared to last year's third quarter, as a result of several factors, including a decrease in expense for credit losses, which decreased SG&A by $0.6 million, and a decrease in distribution costs from lower fuel costs and unit volume sales, which decreased SG&A by $0.9 million. The remaining decrease is primarily a result of a decrease in personnel costs. These decreases in SG&A were partially offset by the inclusion of SG&A from our acquisition of Martin in the fourth quarter of 2022, which added $3.1 million of SG&A in the 2023 third quarter, including $1.4 million of non-cash amortization expense relating to its intangible assets.

Restructuring costs and charges, net

The Company’s management approved a plan to exit the North Carolina market relating to its NewSouth brand. As a result of this decision, the Company determined to close its NewSouth showrooms in Raleigh-Durham and Charlotte, North Carolina, which resulted in restructuring costs and charges, net. During the third quarter of 2023, we recorded a gain of $0.8 million relating to the forgiveness of a portion of the operating lease liability by the landlord of the Charlotte, NC location, which we satisfied in the third quarter of 2023.

Income from operations

Income from operations was $60.7 million in the third quarter of 2023, an increase of $13.3 million, or 28.0%, from $47.4 million in the third quarter of 2022. Income from operations in the third quarter of 2023 includes nearly $43.5 million from our Southeast segment, before the operating lease liability forgiveness gain included as a reduction of restructuring costs and charges, net, of $0.8 million, which relates entirely to the Southeast segment, and $16.4 million from our Western segment, compared to $30.0 million and $17.4 million from our Southeast and Western segments, respectively, in the third quarter of 2022, after allocation of corporate operating costs in both periods.

Interest expense, net

Interest expense was $7.8 million in the third quarter of 2023, an increase of nearly $0.9 million, or 12.8%, from $6.9 million in the third quarter of 2022. The increase in interest expense in the third quarter of 2023, compared to the third quarter of 2022 is primarily the result of a higher level of borrowings under the revolving facility of our current 2016 Credit Facility due 2027 during the third quarter of 2023, compared to the term loan borrowings under our then existing 2016 Credit Facility due 2024 during the third quarter of 2022, as well as a higher interest rate under the revolving facility during the third quarter of 2023, compared to the term loan facility during the third quarter of 2022.

Income tax expense

We had income tax expense of $13.7 million for the three months ended September 30, 2023, compared with income tax expense of $10.1 million for the three months ended October 1, 2022. Our effective tax rate for the three months ended September 30, 2023, was 25.9%, compared with 24.9% for the three months ended October 1, 2022.

Income tax expense in the three and nine months ended September 30, 2023, and October 1, 2022, includes discrete items of income tax expense relating to excess taxes from the lapses of restrictions on stock awards and adjustments to tax expense relating to research credit true-ups we made during the third quarter of each period. Excluding discrete items of income tax, the effective tax rates for the three months ended September 30, 2023 and October 1, 2022, would have been an income tax expense rate of 26.7% and 26.2%, respectively.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest was $373 thousand for the three months ended October 1, 2022, and represents the share of the net income of Eco for the period, attributable to the 25% interest of Eco which was not acquired by the Company.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND OCTOBER 1, 2022

Net sales

	Nine Months Ended
	September 30, 2023		October 1, 2022
	Net Sales	% of sales	Net Sales	% of sales	% change
By segment:
Southeast segment	$873.0	75.1%	$867.5	75.4%	0.6%
Western segment	288.7	24.9%	283.5	24.6%	1.8%

Total net sales	$1,161.7	100.0%	$1,151.0	100.0%	0.9%

Net sales for the first nine months of 2023 were $1,161.7 million, a $10.7 million, or 0.9%, increase in sales, from $1,151.0 million in the first nine months of the prior year. Our Southeast segment's net sales were $873.0 million in the first nine months of 2023, compared to $867.5 million in the first nine months of 2022, an increase of $5.5 million, or 0.6%. This increase in sales at our Southeast segment was entirely organic, primarily due to an improvement in new construction, while the repair and remodel channel continues to be solid in the Southeast segment. Comparisons to prior year periods are also impacted by the fact that Hurricane Ian, a large and destructive Category 4 Atlantic hurricane, made landfall on the southwest Florida coastline on September 28, 2022, causing widespread damage to property from high winds and severe flooding. Hurricane Ian caused disruption to our ability to manufacture and distribute our products as our team members were unable to safely travel to our impacted facilities. Also, Hurricane Ian affected our customers’ ability to accept deliveries of our products. We estimated that storm-related disruptions caused approximately $12.0 million of third-quarter 2022 sales to be deferred.

Our Western segment's net sales were $288.7 million in the first nine months of 2023, compared to $283.5 million in the first nine months of 2022, an increase of $5.2 million, or 1.8%. Sales for the first nine months of 2023 of our Western segment includes acquisition growth from Martin. Excluding Martin's first nine months 2023 sales, our existing business was negatively impacted by softness in the new construction channel in the first nine months of 2023, compared to the first nine months of 2022.

The softness in the new construction channel in both the Southeast and Western segments, although improving in our Southeast segment, has resulted in a decrease in unit volume in both segments, which has been partially offset by last year's price increases.

Gross profit and gross margin

Gross profit was $465.0 million in the first nine months of 2023, an increase of $15.5 million, or 3.4%, from $449.5 million in the first nine months of 2022. Our gross margin was 40.0% in the first nine months of 2023, compared to 39.1% in the prior year first nine months, an increase of 0.9%. Gross profit and gross margin benefited from several positive factors, including a reduction in the cost of aluminum and vinyl in the first nine months of 2023, compared to the first nine months of 2022, continued improvement in operating efficiencies which began in 2022, and which have remained a focus in 2023, and an increase in capacity for production of our own glass, which we can produce at a cost lower than procuring glass from a third-party. Additionally, gross profit in the first nine months of 2023 includes the impact of the Martin acquisition. Regarding the third quarter of 2022 and the impact of Hurricane Ian, in addition to the impact to profits from lost sales, we incurred disruption and recovery costs as a result of the storm totaling $1.8 million in the three months ended October 1, 2022, of which $1.1 million is classified as cost of sales.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $297.8 million in the first nine months of 2023, compared to $307.8 million in the first nine months of 2022, a decrease of $10.0 million, or 3.2%. SG&A in the first nine months of 2023 was 25.6% of net sales, compared to 26.7% of net sales in the first nine months of 2022. SG&A in the first nine months of 2023, decreased when compared to last year's first nine months, as a result of several factors, including a decrease in expense for credit losses, which decreased SG&A by $5.2 million, a decrease in distribution costs from decreasing fuel costs and unit volume sales, which decreased SG&A by $5.1 million, and a gain from an insurance recovery relating to the wind-down of the commercial business of our NewSouth acquisition of $2.9 million. There were additional decreases in personnel costs during the period. SG&A in the first nine months of 2023 was impacted by the inclusion of SG&A from our fourth quarter 2022 acquisition of Martin, which added $9.3 million of SG&A in the 2023 first nine months, including $4.4 million of non-cash amortization expense relating to its intangible assets. SG&A in the first nine months of 2023 also includes $0.9 million of executive severance costs and $1.1 million of costs related to prior acquisitions, but which we did not incur until the first nine months of 2023.

Restructuring costs and charges, net

The Company’s management approved a plan to exit the North Carolina market relating to its NewSouth brand. As a result of this decision, the Company determined to close its NewSouth showrooms in Raleigh-Durham and Charlotte, North Carolina, which resulted in restructuring costs and charges, net, totaling $1.7 million in the first nine months of 2023, which includes a gain of $0.8 million in the three months ended September 30, 2023 relating to the forgiveness of a portion of the operating lease liability by the landlord of the Charlotte, NC location. Of the $1.7 million, after consideration of the lease liability forgiveness, restructuring costs and charges, net, includes $2.0 million of total impairments of the right-of-use assets of the leases of the Raleigh-Durham and Charlotte, North Carolina showroom facilities, and $0.4 relating to write-offs of the related leasehold improvements. The remainder represents personnel-related costs, which were paid by the end of the 2023 second quarter.

Income from operations

Income from operations was $165.4 million in the first nine months of 2023, an increase of $23.7 million, or 16.7%, from $141.7 million in the first nine months of 2022. Income from operations in the first nine months of 2023 includes $123.9 million from our Southeast segment, before reduction for restructuring costs and charges, net, of $1.7 million, which relates entirely to the Southeast segment, and $43.2 million from our Western segment, compared to $96.6 million and $45.1 million from our Southeast and Western segments, respectively, in the first nine months of 2022, after allocation of corporate operating costs in both periods.

Interest expense, net

Interest expense was $23.6 million in the first nine months of 2023, an increase of $2.5 million, or 11.9%, from $21.1 million in the first nine months of 2022. The increase in interest expense in the first nine months of 2023, compared to the first nine months of 2022 is primarily the result of a higher level of borrowings under the revolving facility of our current 2016 Credit Facility due 2027 during the first nine months of 2023, compared to the term loan borrowings under our then existing 2016 Credit Facility due 2024 during the first nine months of 2022, as well as a higher interest rate under the revolving facility during the first nine months of 2023, compared to the term loan facility during the first nine months of 2022.

Income tax expense

We had income tax expense of $36.4 million for the nine months ended September 30, 2023, compared with income tax expense of $29.9 million for the nine months ended October 1, 2022. Our effective tax rate for the nine months ended September 30, 2023, was 25.7%, compared with 24.8% for the nine months ended October 1, 2022. Our income tax expense for the five months ended May 26, 2023, the date we acquired the 25% share of Eco we previously did not own, and the nine months ended October 1, 2022, includes income tax expenses of $0.9 million and $1.0 million, respectively, relating to our 75% share of the pre-tax earnings of Eco.

Income tax expense in the nine months ended October 1, 2022 includes discrete items of income tax benefits relating to excess tax benefits from the lapses of restrictions on stock awards and adjustments to tax expense relating to research credit true-ups we made during the third quarter of each period. Income tax expense in the nine months ended October 1, 2022 also includes a refund from the state of Florida, received by the Company in the third quarter of 2022, relating to excess taxes received by the state in 2021, which was $584 thousand, benefiting tax expense by $462 thousand, net of its Federal tax effect. Excluding discrete items of income tax, the effective tax rates for the nine months ended September 30, 2023 and October 1, 2022, would have been an income tax expense rate of 26.2% and 25.7%, respectively.

Net income attributable to redeemable non-controlling interest

Net income attributable to redeemable non-controlling interest for the five months ended May 26, 2023, the date we acquired the 25% share of Eco we previously did not own, was $1.1 million, compared to $1.3 million for the nine months ended October 1, 2022, and represents the share of the net income of Eco for the period, attributable to the 25% interest of Eco not acquired by the Company.

Change in redemption value of redeemable non-controlling interest

The change in the redemption value of the redeemable non-controlling interest for the five months ended May 26, 2023, the date we acquired the 25% share of Eco we previously did not own, was an increase of $1.6 million, compared to an increase of $1.5 million in the nine months ended October 1, 2022. See Note 16 in Part I, Item 1, for a further discussion of the change in the redemption value of the redeemable non-controlling interest.

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

The following table summarizes our cash flow results for the first nine months of 2023 and 2022:

	Components of Cash Flows
	Nine Months Ended
	September 30,	October 1,
(in millions)	2023	2022
Cash provided by operating activities	$139.8	$152.1
Cash used in investing activities	(37.8)	(25.5)
Cash used in financing activities	(130.9)	(4.0)

(Decrease) increase in cash and cash equivalents	$(28.9)	$122.6

Operating activities. Cash provided by operating activities during the first nine months of 2023 was $139.8 million, compared to cash provided by operating activities of $152.1 million in the first nine months of 2022, a decrease in cash provided by operating activities of $12.3 million, and was due to the factors set forth in the table below.

Direct cash flows from operations for the first nine months of 2023 and 2022 are as follows:

	Direct Operating Cash Flows
	Nine Months Ended
	September 30,	October 1,
(in millions)	2023	2022
Collections from customers	$1,174.2	$1,145.8
Other collections of cash	13.8	12.2
Disbursements to vendors	(677.8)	(681.1)
Personnel related disbursements	(314.2)	(289.1)
Income taxes paid, net of refunds	(39.7)	(20.9)
Debt service payments	(16.6)	(14.7)
Other cash activity, net	0.1	(0.1)

Cash provided by operations	$139.8	$152.1

Inventory as of September 30, 2023, was $117.9 million, compared to $112.7 million at December 31, 2022, an increase of $5.2 million. We monitor and evaluate raw material inventory levels based on the need for each discrete item to fulfill short-term requirements calculated from current order patterns and to provide appropriate safety stock. Because a significant portion of our products are made-to-order, which requires us to relieve inventory and recognize revenue over time, we have a low amount of work-in-process and finished goods inventories. As such, we believe the value of our inventories will be realized through sales.

Investing activities. Cash used in investing activities was $37.8 million for the first nine months of 2023, compared to cash used in investing activities of $25.5 million for the first nine months of 2022, an increase in cash used in investing activities of $12.3 million. There was cash used relating to business combinations in the first nine months of 2023 relating to the finalization of the Martin Acquisition working capital adjustment, resulting in a final payment to sellers of $0.7 million, compared to $0.8 million in the first nine months of 2022 relating to the finalization of the Anlin Acquisition working capital adjustment. There was an increase in cash used in capital expenditures of $13.5 million which went from $24.7 million in the first nine months of 2022, to $38.2 million in the first nine months of 2023. Proceeds from the sales of assets was $1.2 million in the first nine months of 2023, compared with less than $0.1 million in the first nine months of 2022.

Financing activities. Cash used in financing activities was $130.9 million in the first nine months of 2023, compared to cash used in financing activities of $4.0 million in the first nine months of 2022, an increase in cash used in financing activities of $127.0 million.

In the first nine months of 2023, we made payments of contingent consideration relating to our acquisition of Anlin totaling $9.5 million, representing the second payment we were required to make under the Anlin purchase agreement based on their 2022 EBITDA, as defined in the agreement. Because these contingent payments were not required to be made within a reasonably short period of time after the effective date of the acquisition, we classified the portion of these payments representing the fair value of the second payment, which was $4.3 million, as a financing activity, with the difference classified within operating activities. In the first nine months of 2022, we made payments of contingent consideration relating to our acquisition of Anlin totaling $2.7 million, representing the first payment we were required to make under the Anlin purchase agreement based on their 2021 EBITDA, as defined in the agreement. Because these payments were not required to be made within a reasonably short period of time after the effective date of the acquisition, we classified the portion of these payments representing the fair value of the first payment, which was $2.4 million, as a financing activity, with the difference classified within operating activities.

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

During the first nine months of 2023, we had net repayments under the New Revolving Credit Facility of $11.4 million, which included gross borrowings of $50.0 million, partially offset by gross repayments totaling $61.4 million.

As further discussed below under Share Repurchase Program, during the first nine months of 2023, we made repurchases of 3,040,280 shares of our common stock at a total cash used of $75.1 million.

Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $3.4 million in the first nine months of 2023, versus $1.9 million in the first nine months of 2022, an increase in cash used of $1.5 million.

There were proceeds from stock issued under our 2019 Employee Stock Purchase Plan of $0.7 million during the first nine months of 2023, compared to $0.3 million during the first nine months of 2022, an increase in cash provided of $0.5 million.

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

As of September 30, 2023, the face value of debt outstanding under the 2021 Senior Notes due 2029 was $575.0 million, and accrued interest was $12.6 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs, and the prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the then existing 2016 Credit Agreement of $60.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021.

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

Contemporaneously with the Fifth Amendment, the Company drew down $160.0 million of funds available under the New Revolving Credit Facility. Proceeds totaling $61.6 million from the $160.0 million drawdown were used to repay then existing term loan borrowings under the 2016 Credit Agreement totaling $60.0 million, plus accrued interest and fees totaling $1.6 million. As discussed below, the remaining $98.4 million of proceeds were used to fund the cash portion of the Martin Acquisition. The Company has made net repayments of the $160.0 million of initial borrowings under the New Revolving Credit Facility totaling $95.0 million through September 30, 2023.

Interest on borrowings under the New Revolving Credit Facility is payable either quarterly or at the expiration of any Secured Overnight Financing Rate ("SOFR") interest period applicable thereto. Borrowings under the New Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (with a floor of 100 basis points) plus a percentage spread (ranging from 0.75% to 1.75%) based on our first lien net leverage ratio or SOFR (with a floor of 0 basis points) plus a percentage spread (ranging from 1.75% to 2.75%) based on our first lien net leverage ratio. After giving effect to the Fifth Amendment, we pay a quarterly commitment fee on the unused portion of the New Revolving Credit Facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Fifth Amendment also modifies the application of the financial covenant under the 2016 Credit Agreement such that testing will occur on a quarterly basis, and requires we maintain a first lien net leverage ratio of not more than 4.00 to 1.00. We were in compliance with this covenant as of September 30, 2023.

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

As of September 30, 2023, borrowings outstanding under the $250.0 million New Revolving Credit Facility totaled $65.0 million, and accrued interest was $252 thousand. There were $8.5 million in letters of credit outstanding. Availability under the New Revolving Credit Facility at September 30, 2023 totaled $176.5 million. The weighted average all-in interest rate for borrowings under the existing revolving credit facility of the 2016 Credit Agreement due 2027 was 7.01% at September 30, 2023, and 6.07% at December 31, 2022.

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

Deferred Financing Costs

Activity relating to deferred financing costs, which is classified as a reduction of the carrying value of long-term debt, for the nine months ended September 30, 2023, is as follows:

(in thousands)	Total
At beginning of year	$9,218
Less: Amortization expense	(986)
At end of period	$8,232

Estimated amortization expense relating to deferred financing costs for the years indicated as of September 30, 2023, is as follows:

(in thousands)	Total
Remainder of 2023	$334
2024	1,366
2025	1,442
2026	1,466
2027	1,440
Thereafter	2,184

Total	$8,232

The contractual future maturities of long-term debt outstanding, as of September 30, 2023, are as follows (at face value):

(in thousands)
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	65,000
Thereafter	575,000

Total	$640,000

2023 Share Repurchase Program. On February 7, 2023, the Company announced that its Board of Directors approved a new, share repurchase program which authorizes the Company to purchase up to $250.0 million of its common stock. This program permits the Company to purchase shares of its common stock from time to time through open-market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. During the nine months ended September 30, 2023, we repurchased a total of 3,040,280 shares under this program at a total cost of $75.1 million, which excludes the 1% excise tax imposed on corporate stock buy-backs by the Inflation Reduction Act of 2022. Subsequent to September 30, 2023, we have not purchased any additional shares under this program. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program had an initial term of 3 years, through February 3, 2026, and may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.

Shareholder Rights Plan. On March 30, 2023, we announced that our Board of Directors had unanimously approved the adoption of a limited-duration shareholder rights plan (the “Rights Plan”) which includes the declaration of a dividend distribution of one right (each, a “Right”) for each outstanding share of the Company’s common stock to stockholders of record as of the close of business on April 10, 2023). Each Right entitles the registered holder to purchase from the Company 0.001 of a share of Series A Participating Preferred Stock, par value $0.01 per share, of the Company at an exercise price of $90.00, subject to adjustment. The complete terms of the Rights are set forth in a Rights Agreement, dated as of March 30, 2023, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the "Rights Agreement"). The Rights expire on the earliest of (1) March 30, 2024, unless such date is extended, or (2) the redemption or exchange of the Rights as described above.

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

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. For the first nine months of 2023, capital expenditures were $38.2 million, compared to $24.7 million for the first nine months of 2022. Our capital expenditure program is directed towards making investments in capital assets that we believe will increase both gross sales and margins, but also includes capital expenditures for maintenance.

Aluminum Forward and Midwest Transaction Premium Contracts. We enter into aluminum forward contracts to hedge the fluctuations in the purchase price of aluminum extrusions we use in production. We also enter into forward contracts to hedge the fluctuations in the price of the delivery component of our aluminum extrusion purchases, known as the Midwest Transaction Premium (MTP).

At September 30, 2023, the fair value of our aluminum forward contracts was in an asset position of $0.4 million. We had 18 outstanding forward contracts for the purchase of 13.2 million pounds of aluminum through June 2024, at an average price of $1.04 per pound, which excludes the Midwest premium, with maturity dates of between one month and nine months. At September 30, 2023, the fair value of our MTP contracts was in a de minimis liability position. We had 1 outstanding MTP contract to hedge the Platts US MW Transaction price per pound for the delivery of 2.5 million pounds of aluminum through December 2023, at an average price of $0.21 per pound, with a maturity date of three months. We assessed the risk of non-performance of the Company and our counterparty to these contracts, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to their fair values as of September 30, 2023.

We assess the effectiveness of our aluminum forward and MTP contracts by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The effective portion of the gain or loss on our aluminum forward contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. We expect the amount of accumulated other comprehensive income of approximately $0.4 million in the accompanying condensed consolidated balance sheet as of September 30, 2023, to be reclassified to earnings within the next twelve months.

Significant Accounting Policies and Critical Accounting Estimates. Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Significant accounting policies are those that are both important to the accurate portrayal of a Company’s financial condition and results, and those that require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the condensed consolidated financial statements and the possibility that future events may be significantly different from our expectations. We identified our significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to our critical accounting policies during the first nine months of 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge the delivery component of our aluminum needs, known as the Midwest Transaction Premium (“MTP”). As of September 30, 2023, we are covered for approximately 29% of our anticipated aluminum needs for the last three months of 2023 and first six months of 2024 at an average price of $1.04 per pound. We are not hedged beyond the first six months of 2024 as of the date of this report. These calculations are based only on the LME price of aluminum and excludes an estimate for the MTP, which we hedge separately. As of September 30, 2023, we are covered for approximately 17% of our anticipated MTP delivery costs for the remainder of 2023 at an average price of $0.21 per pound. We have no coverage of our MTP delivery costs beyond the end of 2023 as of the date of this report.

Regarding our aluminum hedging instruments for the purchase of aluminum, as of September 30, 2023, a 10% decrease in the price of aluminum per pound would decrease the fair value of our forward contracts of aluminum by an estimated $1.4 million. This calculation utilizes our actual commitment of 13.2 million pounds under contract (to be settled through June 2024) and the market price of aluminum as of September 30, 2023. This calculation is based only on the LME price of aluminum and excludes an estimate for the MTP. Regarding our MTP contracts for hedging of the delivery component of our aluminum needs, as of September 30, 2023, a 10% decrease in the Platts MW US Transaction price per pound would have a de minimis effect on the fair value of our MTP contracts. This calculation is based on our actual commitment of 2.5 million pounds under contract (to be settled through December 2023) and the then current Platts MW US Transaction price per pound as of September 30, 2023.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding with a variable rate as of the date of filing of this Quarterly Report on Form 10-Q of $65.0 million, a 100 basis-point increase in interest rate would result in approximately $0.7 million of additional interest costs annually.

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

The following table represents information relating to share repurchases under this program during our third fiscal quarter ended September 30, 2023:

		Purchases of Equity Securities
Period	Beginning and Ending Dates	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (in $)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs at End of Period (in $M)
Beginning balance	July 2				$204.57
July 2023	July 2 to July 29	—	—	—	$204.57
August 2023	July 30 to August 26	428,739	$27.3632	428,739	$192.84
September 2023	August 27 to September 30	661,380	$27.1681	661,380	$174.87

		1,090,119	$27.2448	1,090,119

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Insider Adoption or Termination of Trading Arrangements.

During the fiscal quarter ended September 30, 2023, none of our directors or other officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.1*	Employment Agreement between PGT Innovations, Inc. and Craig Henderson, dated August 2, 2023

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGT INNOVATIONS, INC.
(Registrant)

Date: November 2, 2023	By: /s/ Craig Henderson
Name: Craig Henderson
Title: Interim Chief Financial Officer