Form 10-K
period 2023-12-30
PGT Innovations, Inc.
filed 2024-02-23
CIK 1354327

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $1,627,882,993 based on the closing price per share on that date of $29.15 as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 24, 2024, was 57,261,697.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The Company’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PGT Innovations, Inc.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

From time to time, we have made or will make forward-looking statements within the meaning of Section 21E of the Exchange Act. For those statements we claim the protection of the safe harbor provisions for forward-looking statements contained in such section. Forward-looking statements are not a statement of historical facts but are based on management’s current beliefs, assumptions and expectations regarding our future performance, taking account of the information currently available to management. Forward-looking statements usually can be identified by the use of words such as “goal”, “objective”, “plan”, “expect”, “anticipate”, “intend”, “project”, “believe”, “estimate”, “may”, “could”, or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, results, circumstances or aspirations. Our disclosures in this Annual Report on Form 10-K (this “Report”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission and in oral presentations. Forward-looking statements are based on assumptions and by their nature are subject to risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to:

•
adverse effects on our business and financial condition that may result if we fail to complete the merger;
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
•
the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, our recent acquisitions, including our acquisitions of Martin Door Holdings, Inc. ("Martin") and Anlin Windows & Doors ("Anlin");
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

•
in addition to our acquisitions of Martin and Anlin, our ability to successfully integrate businesses we may acquire in the future, or that any business we acquire may not perform as we expected when we acquired it; and
•
the other risks and uncertainties discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 30, 2023.

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1. BUSINESS

Our Company

PGT Innovations, Inc. (“we,” “us,” “our,” “PGTI” or the “Company”) manufactures and supplies premium windows and doors and fully customizable overhead garage doors. Our impact-resistant products can withstand some of the toughest weather conditions on earth and unify indoor/outdoor living spaces. We strive to create value through deep customer relationships, understanding the needs of the markets we serve, and a drive to develop category-defining products. We believe we are one of the nation’s largest manufacturers of impact-resistant windows and doors and hold leadership positions in our primary markets. We manufacture diverse lines of products, intended to appeal to different segments of the market, at different price-points, including high-end, luxury, premium and mass-custom fully customizable aluminum and vinyl windows and doors and porch enclosure products, targeting both the residential repair and remodeling and new construction end markets. We market our impact-resistant products under five recognized brands: PGT® Custom Windows & Doors, CGI® Windows and Doors, WinDoor®, NewSouth Window Solutions®, and Eco Enterprises, Inc.® We believe all of these brands are positively associated with service, performance, quality, durability and energy efficiency. We also market a line of window and door products designed to unify indoor/outdoor living spaces under the two recognized brands of Western Window Systems® and Anlin®, which we believe are associated with innovation, quality, durability and energy efficiency in the indoor/outdoor living space markets. The acquisition of Martin® in 2022 added premium overhead garage doors to our product portfolio.

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

With approximately 5,600 employees (as of December 30, 2023) at our various manufacturing facilities located in North Venice, Tampa, and Fort Myers, on the west coast of Florida, and Hialeah and Medley, on the east coast of Florida, as well as Phoenix, Arizona, Irvine and Clovis, California, and Salt Lake City, Utah, in the western U.S., our vertically integrated manufacturing capabilities include in-house glass cutting, tempering, laminating and insulating capabilities, which provide us with a consistent source of specialized glass, shorter lead times, lower costs relative to third-party sourcing and an overall more efficient production process. Additionally, our manufacturing process relies on just-in-time delivery of raw materials and components as well as synchronous flow to promote labor efficiency and throughput, allowing us to more consistently fulfill orders on-time for our valued customers. In 2023, we began construction on our previously announced Diamond Glass Thin Triple glass fabrication facility in Prince George County, Virginia.

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

Minimalist Multi-Slide Door. The Minimalist Multi-Slide door by WWS offers innovative narrow interlock stiles that provide a minimalist aesthetic with maximum daylight. This combination of large panel sizes, discreet lines, and energy efficient low-E, dual-pane glass delivers a beautiful new way to minimize the boundaries between indoors and outdoors.

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

Sales and Marketing

Our sales strategy primarily focuses on strengthening partnerships with our loyal distributors and dealers in the repair and remodel, and new construction markets by consistently providing exceptional customer service, industry-leading product designs and quality, valuable insight on building code requirements and industry trends, and technical expertise. We also market our products directly to national and regional homebuilders, who then purchase our products from our long-standing network of dealers and distributors. With our acquisition of NewSouth Window Solutions in February 2020, our sales strategy expanded to include a focus on direct-to-consumer sales to meet the growing demand from consumers looking for a manufacturer-to-home selling experience. Our acquisition of ECO provides us with more product offerings and customer relationships in the commercial market. Our acquisition of Martin in October 2022, has expanded our product portfolio into a new market of commercial and residential garage doors.

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

Glass, which includes sheet glass and finished glass, represents a major component of our material purchases, which we sourced from three major national suppliers. Aluminum and vinyl extrusions also accounted for significant portions of our material purchases. Polyvinyl butyral and ionoplast, which are both used as inner layer in laminated glass, represents a minor portion of our material purchases. The remainder of our material purchases are primarily composed of hardware and other materials used in the manufacturing process.

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

Backlog

Our backlog was $175.3 million as of December 30, 2023, and $228.8 million as of December 31, 2022. Our backlog consists of orders that we have received from customers that have not yet shipped. Backlog in both periods includes orders in which revenue has been recognized in accordance with ASC 606. We expect that a significant portion of our backlog at the end of 2023 will be recognized as sales in the first quarter of 2024, due in part to our lead times, which typically range from three to five weeks for a majority of our products.

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

Manufacturing

Our manufacturing facilities are in Florida, Arizona, California, and Utah. In Florida, we produce customized impact-resistant and non-impact products. In Arizona, we produce a combination of aluminum and vinyl, customized non-impact products for the custom channel of our WWS brand, and standard products for its volume channel. In California, we produce vinyl custom non-impact products which, combined with our products manufactured in Arizona, we believe gives us a complete array of aluminum and vinyl, custom and standard window and door products for what we believe is a high-growth western market. In Utah, we produce premium overhead garage doors and hardware, serving the Western United States. In 2023, we began construction on our previously announced Diamond Glass Thin Triple glass fabrication facility in Prince George County, Virginia.

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

Human Capital Management

Employees. As of the end of 2023, we employed approximately 5,600 people, none of whom were represented by a collective bargaining unit. We believe we have good relations with our employees.

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

We strive to help our employees maintain job stability, so they are encouraged to stay with the Company and positioned to grow their skills and knowledge on the job. The 2023 annualized voluntary turnover rate in our workforce decreased slightly as compared to 2022. In an effort to reduce employee turnover, we engage in annual surveys with employees, we maintain an open-door policy that enables us to help identify any issues before they cause an employee to leave the Company, and we review exit interview data, hotline calls and root cause analysis to help deter turnover. We also assign dedicated Company human resources representatives to each department so that we can better monitor employee morale within each department.

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

•
The Agreement and Plan of Merger We Have Entered Into;
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

Risks Related to the Agreement and Plan of Merger We Have Entered Int

The announcement and pendency of our agreement to be acquired could have an adverse effect on our business.

On January 16, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MIWD Holding Company LLC, a Delaware limited liability company (“MITER”), and RMR MergeCo, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of MITER (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us (the “Merger”), with us surviving as a wholly owned indirect subsidiary of MITER. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock, par value $0.01 per share (each, a “PGTI Common Share”) (other than any PGTI Common Shares that are held by us as treasury stock or held by MITER, Merger Sub or any other subsidiary of MITER or us or any PGTI Common Shares as to which appraisal rights have been properly exercised in accordance with Delaware law), will automatically be canceled and retired and converted into the right to receive $42.00 per share in cash, without interest.

On December 17, 2023, we had previously entered into an Agreement and Plan of Merger with Masonite International Corporation, a British Columbia corporation (“Masonite”), and Peach Acquisition, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Masonite, which agreement was subsequently terminated on January 16, 2024.

Uncertainty about the effect of the proposed Merger on our employees, suppliers, customers and business partners may have an adverse effect on our business and operations that may be material to our company. Our employees may experience uncertainty about their roles following the Merger. There is no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially adversely affect our business and operations.

While the proposed Merger is pending, our suppliers, customers or business partners may delay or defer certain business decisions with respect to us, or seek to change or renegotiate their relationships with us as a result of the Merger. Such parties may also experience uncertainty associated with the Merger that may affect current or future business relationships with us. Uncertainty may cause such parties to be more cautious in their arrangements with us, and such parties may seek to change existing business relationships. During this period, we may also face challenges in accessing debt or equity markets on favorable terms, or at all, including due to restrictions on our ability to incur debt contained in the Merger Agreement. Any such effects could result in an adverse effect on our business, operations and financial condition in a way that may be material to our company, regardless of whether the Merger is completed.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, enter into new lines of business, incur indebtedness or incur capital expenditures, until the Merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

The failure to complete the Merger could adversely affect our business and financial condition.

Completion of the Merger is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the approval of our stockholders and the termination of the waiting period related to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, either we or MITER may terminate the Merger Agreement under certain circumstances, including if the Merger is not completed by the end date determined pursuant to the Merger Agreement. A special meeting of our stockholders is scheduled for Monday, March 18, 2024 at 10:30 A.M eastern time, to consider the Merger. Our board of directors has unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby are fair to and in the best interests of us and our stockholders, (ii) declared it advisable to enter into the Merger Agreement and consummate the transactions contemplated thereby upon the terms and subject to the conditions set forth therein, (iii) approved the execution and delivery of the Merger Agreement by us, the performance by us of our covenants and other obligations thereunder and the consummation of the transactions contemplated thereby upon the terms and conditions set forth therein, (iv) resolved to recommend that our stockholders vote to adopt the Merger Agreement in accordance with the Delaware General Corporation Law and (v) directed that the adoption of the Merger Agreement be submitted for consideration by our stockholders at a meeting thereof.

If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that such a transaction will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $86 million in the event the Merger is not consummated. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, suppliers, customers and business partners, could continue or accelerate in the event of a failure to complete the Merger. In addition, even if we fail to complete the Merger, we will still incur certain significant costs associated with the Merger, primarily consisting of legal fees, accounting fees, financial advisory, financial printing and other related costs. There can be no assurance that our business, key relationships or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and could discourage a potential competing transaction counterparty from making a favorable alternative transaction proposal to us.

The Merger Agreement contains provisions that make it more difficult for us to be acquired by, or enter into certain combination transactions with, a third party. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or take any action to knowingly induce the making, submission or announcement of, or knowingly facilitate or encourage the submission of an alternative transaction, or participate or engage in any discussions or negotiations, or cooperate with any person, with respect to an alternative transaction. In addition, following our receipt of any alternative transaction proposal that constitutes a Superior Proposal (as defined in the Merger Agreement), MITER would have an opportunity to offer to modify the terms of the Merger Agreement before our board may withhold, qualify or modify in a manner adverse to MITER its recommendation with respect to the Merger and before we may terminate the Merger Agreement. If the Merger Agreement is terminated by us to enter into a Superior Proposal or by MITER if our board withholds, qualifies. modifies in a manner adverse to MITER its recommendation with respect to the Merger or takes certain similar actions, we would be required to pay a termination fee of $86 million to MITER, as contemplated by the Merger Agreement.

These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring or combining with all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction.

We have received certain shareholder demand letters, and we may become the target of lawsuits or derivative lawsuits that could result in substantial costs and may delay or prevent the Merger Agreement from being consummated.

We have received certain shareholder demand letters, and we may become the target of lawsuits or derivative lawsuits that could result in substantial costs and may delay or prevent the Merger Agreement from being consummated. Defending against such claims could result in substantial costs and divert management time and resources, even if the lawsuits are without merit. An adverse judgment could result in monetary damages, which could have a negative impact on our business, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger Agreement, the injunction may delay or prevent the Merger from being completed, which may adversely affect our business, results of operations and financial condition. No assurances can be given that lawsuits or derivative lawsuits will not be filed that may make claims, such as breach of fiduciary duties by our officers and/or directors, which would subject us to such risks.

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

Our workforce is comprised primarily of employees who work on an hourly basis. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. In certain areas where we operate, there is significant competition for employees. The lack of availability of an adequate number of hourly employees, or our inability to attract and retain them, or us having to increase wages paid to new and/or to current employees to attract, hire and/or retain the labor resources necessary to conduct our operations, could adversely affect our business, results of operations, cash flows and financial condition. We are subject to applicable rules and regulations relating to our relationship with our employees, including wage and hour regulations, health benefits, unemployment and payroll taxes, overtime and working conditions and immigration status. Accordingly, federal, state or locally legislated increases in the minimum wage, such as the passage of Florida’s “Amendment 2” minimum wage law in November 2020, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

We experience significant fluctuations in the cost of our raw materials, including glass, aluminum extrusion, vinyl extrusion, and polyvinyl butyral. In the past, we have experienced inflationary conditions, which increased our costs of raw materials. In an attempt to offset these rising costs, we took action to increase prices and, as such, were largely successful in passing these increased costs onto our customers. However, we anticipate that these fluctuations will continue in the future. A variety of factors over which we have no control, including global demand for aluminum, fluctuations in oil prices, speculation in commodities futures, tariffs and the creation of new laminates or other products based on new technologies impact the cost of raw materials that we purchase for the manufacture of our products. These factors may also magnify the impact of economic cycles on our business. Although we endeavor from time to time to hedge the risks of fluctuations in the prices of our raw materials, or pass rising costs onto our customers by increasing the prices of our products, we cannot guarantee that we will always be able to successfully minimize our risk through such actions.

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

In addition, while our business does not currently rely heavily on international suppliers or sales, significant disruptions in global economic conditions, travel or trade, including as a result of contagious disease events, such as a global pandemic, may have material adverse impacts on our supply chain. Furthermore, some of our direct and indirect suppliers have unionized work forces, and strikes, work stoppages, or slowdowns experienced by these suppliers could result in slowdowns or closures of their facilities, which may impact our ability to fulfil orders or increase our costs.

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

As a result of our acquisitions of NewSouth, Eco, CRi SoCal, Inc., Anlin, and Martin, we have significantly more sales, assets and employees than we did prior to the transactions, which may require our management to devote a significant amount of time, resources and attention to the new product offerings or novel challenges, and/or away from the operations of our historical windows and doors business. These potential diversions and distractions may result in, or involve activities that cause, increased expenses and unanticipated liabilities.

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

Our total gross indebtedness is $620.0 million, including $575.0 million aggregate principal amount of senior notes we issued on September 24, 2021, and $45.0 million under our $250.0 million revolving credit facility entered into in October 2022 (the "Revolving Credit Facility"), under which we had $196.5 million available for borrowing at December 30, 2023.

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

Our borrowings under the existing senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. For example, the Federal Reserve has increased its benchmark interest rate multiple times recently in a bid to reduce rising inflation rates in the United States, and it is possible that additional rate hikes may be adopted in the future. As interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remained the same, and our net income decreases. The applicable margin with respect to the loans under the senior secured credit facilities is a percentage per annum equal to a reference rate plus the applicable margin.

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

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. A disruption in our information technology systems for any prolonged period could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Various third parties, including computer hackers, who are continually becoming more aggressive and sophisticated, may attempt to penetrate our network security and, if successful, misappropriate confidential and sensitive customer, employee and/or supplier information. Such attempts may include malware, ransomware, denial-of-service attacks, social engineering, unauthorized access, human error, theft or misconduct. For example, as previously disclosed on November 5, 2022, and updated on April 6, 2023, we detected a ransomware infection that impacted portions of our network and caused disruption to daily business operations. In addition, one of our employees, contractors or other third parties with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. While we have implemented systems and processes to protect against unauthorized access to or use of secured data and to prevent data loss and theft, there is no guarantee that these procedures are adequate to safeguard against all data security breaches or misuse of the data. Security breaches could also harm our reputation with our customers and retail partners, potentially leading to decreased revenues, and with federal and state government agencies and bodies.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. CYBERSECURITY.

Cyber criminals and malicious nation-state governments sponsored cyberthreat activity is becoming more sophisticated and effective every day, which we recognize includes increased targeting of the manufacturing sector and companies. All companies that utilize technology are subject to cyberthreat of breaches of their cybersecurity programs. To mitigate the threats to our Company, we take a comprehensive approach to cybersecurity risk management and technology infrastructure protections as a top priority.

Our board of directors (the “Board”) in conjunction with the Audit Committee and members of management are actively involved in the oversight of our risk management program, of which cybersecurity represents a vital component. As described in more detail below, we have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats, including but not limited to, our ability to sufficiently defend against all types of sophisticated tactics, techniques, and procedures (“TTPs”) used by malicious nation-state governments sponsored cyberthreat activity

We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective.

Having been a target of cyber criminals in November 2022, we are keenly aware of the risks and consequences that a cybersecurity incident unleashes on the technology function within a company. While this previous cyber-attack did not materially affect us and, in our belief, is not reasonably likely to materially affect us, future cybersecurity incidents and threats may materially affect us, including by affecting our business strategy, results of operations, or financial condition. See Item 1A., “Risk Factors” for additional details regarding cybersecurity risks.

Risk Management and Strategy

Our policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on frameworks established by the National Institute of Standards and Technology (“NIST”), the U.S. Center for Internet Security (“CIS”) and other applicable industry standards. Our defense-in-depth cybersecurity program is designed to focus on the following key areas:

Collaboration

Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity, and availability (“CIA”) of Company and customer information, identifying, preventing, and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. We maintain cybersecurity incident controls and procedures that are designed to ensure prompt escalation of incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner.

Risk Assessment

Annually, we conduct a cybersecurity risk assessment with quarterly updates to the Audit Committee of the Board that considers information from internal stakeholders, known information security vulnerabilities, and information from external sources (e.g., cybersecurity alerts and advisories from the U.S. Cybersecurity & Infrastructure Security Agency, relevant technology vendors, related companies, industry trends, and evaluations by third parties and consultants). The results of these assessments are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board, Audit Committee, and members of management.

Technical Safeguards

We regularly assess and deploy technical cyber-safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, third-party cybersecurity threat assessments and incident response experience.

Incident Response and Recovery Planning

We have established comprehensive incident response and recovery plans and continue to regularly test and evaluate them for effectiveness of those plans. Our incident response and business recovery plans address — and guide our employees, management, Audit Committee, and the Board on — our response to a cybersecurity incident.

Third-Party Risk Management

We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use various inputs in such random risk assessments, including information supplied by providers and third parties.

In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate.

Education and Awareness

Our policies require each of our employees to contribute to our cyber and data security efforts. We regularly remind employees of the importance of handling and protecting data, including through annual privacy and security training to enhance employee awareness on how to detect and respond to cybersecurity threats.

External Assessments

Our cybersecurity policies, standards, processes, and practices are regularly assessed by external consultants and auditors. These assessments include various activities including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. For example, in 2022 and 2023, we conducted an independent cyber security maturity assessment and external penetration test to assess our controls against the NIST Cybersecurity Framework. The results of significant assessments are reported to management, the Audit Committee and Board. Cybersecurity processes are adjusted based on the information provided from these assessments. We have also completed cybersecurity attestations that demonstrate our dedication to protecting the data entrusted to us.

Governance

Board Oversight

Our Board, in coordination with the Audit Committee, oversees our management of cybersecurity risk. They receive at least quarterly reports, or more frequently if deemed necessary, from management about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Our Audit Committee directly oversees our cybersecurity program. The Audit Committee receives regular updates from management on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents.

Management’s Role

Our Senior Vice President (“SVP”) of Production Innovations & Technology, Vice President (“VP”) of Information Technology, Director of Information Security & Infrastructure, and General Counsel have primary responsibility for assessing and managing material cybersecurity risks and are members of management’s Security Steering Committee (the “Security Committee”), which is a governing body that drives alignment on security decisions across the Company. The Security Committee meets quarterly to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The Security Committee also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies.

Our SVP has served in various roles in both engineering, operations, and information technology for over 20 years. He holds an undergraduate degree in mechanical engineering and a master’s in business administration. Our VP of Information Technology has served in various roles in information technology and information security for 20 years. He holds an undergraduate degree in both industrial technology and distribution. Our Director of Information Security & Infrastructure has served in similar roles within information technology for over 25 years including risks arising from cybersecurity threats at several large publicly traded companies. He holds an undergraduate degree in criminal justice. Our General Counsel has over 20 years of experience managing risks, including risks arising from cybersecurity incidents and threats, at several large publicly traded companies.

Item 2. Properties

We had the following properties as of December 30, 2023:

	Manu- facturing	Support	Storage	Storefront
	(in square feet)
Owned:
Main plant and corporate office, N. Venice, FL	348,000	15,000	—	—
Glass tempering and laminating, N. Venice, FL	107,000	5,000	—	—
ILAB research and testing, N. Venice, FL	—	22,000	—	—
Manufacturing and storage (Triple D) facility, N. Venice, FL	102,000	—	15,000	—
Childcare facility, N. Venice, FL	—	7,000	—	—
Insulated glass building/expansion, N. Venice, FL	138,000	—	—	—
PGT Wellness Center, N. Venice, FL	—	3,600	—	—
Plant and administrative offices, Clovis, CA (Anlin)	76,000	10,000	—	—

Leased:
Support facility (Endeavor Court), Nokomis, FL	—	12,000	—	—
Storage facility (Eco storage), Medley, FL	—	—	182,000	—
Storage facility (Technology Park), Nokomis, FL	—	—	10,500	—
Storage facility (Commerce Drive), Nokomis, FL	—	—	6,400	—
Storage facility (Riverview warehouse), Riverview, FL	—	—	75,300	—
Storage facility, Medley, FL	—	—	5,200	—
Storage facility (Field Service), Pompano Beach, FL	—	—	4,800	—
Storage facility (Eagle Falls Place), Tampa, FL	—	—	4,600	—
Storage facility (Metro Parkway), Ft. Myers, FL	—	—	3,800	—
Storage facility (42nd St), Palm City, FL	—	—	2,300	—
Storage facility (Silver Star), Orlando, FL	—	—	3,200	—
Warehouse, Commerce City, CO	—	—	33,600	—
Distribution facility, Medley, FL	—	40,000	—	—
Plant and administrative offices, Medley, FL (Eco)	350,700	—	—	—
Plant and administrative offices, Ft. Myers, FL	130,000	—	—	—
Plant and administrative offices, Irvine, CA (CRi)	28,000	1,400	—	—
Plant and administrative offices, Hialeah, FL (CGI)	305,000	20,000	—	—
Plant and administrative offices, Phoenix, AZ (WWS)	238,800	10,000	—	—
Plant and administrative offices, Tampa, FL (NewSouth)	230,000	8,500	—	—
Plant and administrative offices, Salt Lake City, UT (Martin)	194,800	10,000	—	—
SEBU showrooms located in FL, SC, GA and TX (NewSouth)	—	—	—	232,200
WEBU showrooms located in CA (WWS)	—	—	—	19,200
Triple Diamond Glass fabrication facility, Prince George Co., VA	291,700	—	—	—

Total square feet	2,540,000	164,500	346,700	251,400

In addition to the above owned and leased properties, we also own three parcels of undeveloped land in North Venice, Florida, available for future construction needs we may have.

The Triple Diamond Glass fabrication facility is currently under construction, and is expected to be operational in 2024.

Our major property leases above expire between May 2024 and June 2035. Many of our property leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

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

Item 4. MINE SAFETY DISCLOSURES

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the New York Stock Exchange under its symbol of “PGTI”. On February 16, 2024, the closing price of our Common Stock was $41.39 as reported on the New York Stock Exchange. The number of stockholders of record of our Common Stock on that date was approximately 2,500, although we believe that the number of beneficial owners of our Common Stock is substantially greater.

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

The following table represents information relating to share repurchases under this program during our fourth fiscal quarter ended December 30, 2023:

		Purchases of Equity Securities
Period	Beginning and Ending Dates	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (in $)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs at End of Period (in $M)
Beginning balance	September 30				$174.87
October 2023	October 1 to October 28	194,735	$27.0490	194,735	$169.60
November 2023	October 29 to November 25	65,218	$29.9088	65,218	$167.65
December 2023	November 26 to December 30	—	$0.0000	—	$167.65

		259,953	$27.7665	259,953

Performance Graph

The following graphs compare the percentage change in PGT Innovations, Inc.’s cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of the NYSE Composite Index, the SPDR S&P Homebuilders ETF, and the Standard & Poor’s Building Products Index over the period from December 28, 2018 (the last trading day of our 2018 fiscal year), to December 29, 2023 (the last trading day of our 2023 fiscal year).

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN

AMONG PGT INNOVATIONS, INC., THE NYSE COMPOSITE INDEX, THE SPDR S&P

HOMEBUILDERS ETF AND THE S&P 500 BUILDING PRODUCTS INDEX

PGT, Inc.
NYSE Composite
SPDR S&P Homebuilders ETF*
S&P 500 Building Products Index*
$350
$300
$250
$200
$150
$100
$50
$0
12-18
3-19
6-19
9-19
12-19
3-20
6-20
9-20
12-20
3-21
6-21
9-21
12-21
3-22
6-22
9-22
12-22
3-23
6-23
9-23
12-23

*Note: Dividend Adjusted Share Price
(Benchmark Date 12/28/2018)

* Graph shows returns generated as if $100 were invested on December 28, 2018 (the last trading day of our 2018 fiscal year) for 60 months ended December 29, 2023 (the last trading day of our 2023 fiscal year), in PGTI stock or in the SPDR S&P Homebuilders ETF Fund, which is an exchange-traded fund that seeks to replicate the performance of the S&P Homebuilders Select Industry Index, or in the S&P 500 Building Products index, which is a fund that seeks to replicate the performance of the building products manufacturers who are included in the Standard and Poors 500 index.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8. Management's Discussion and Analysis comparing the results for the year ended December 31, 2022, to the results for the year ended January 1, 2022 can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023, which is hereby incorporated by reference. In the comparisons which follow, the years ended December 30, 2023 and December 31, 2022 each consisted of 52 weeks.

Our MD&A is presented in the following sections:

•
Executive Overview;
•
Results of Operations;
•
Liquidity and Capital Resources;
•
Subsequent Event;
•
Critical Accounting Estimates;
•
Recently Issued Accounting Standards; and

EXECUTIVE OVERVIEW

Sales and Operations

During 2023, we saw solid repair and remodel sales, offset by new construction headwinds at both our Southeast and Western segments. These factors, as well as a full year of sales from Martin in 2023, compared with only post-acquisition sales from October 2022, resulted in a slight growth in sales for 2023 compared to 2022. Our total net sales for 2023 were $1,504.2 million, increasing 0.8% compared to $1,492.0 million in 2022. We continued to make strategic marketing investments which have paid dividends through customer awareness during the 2023 repair and remodeling season, as demand for our premium products remains strong. However, we have faced challenging conditions in the new construction channel as we believe the current high-interest rate environment has had a softening effect on demand. This has been especially true in the west as our organic volume is down year-over-year, partially offset by a full year of sales in 2023 from our Martin acquisition, versus only from October 14, 2022, in 2022. Sales growth at our Southeast segment was entirely organic.

Our Southeast segment's net sales were $1,130.4 million in 2023, compared to $1,110.4 million in 2022, an increase of $20.0 million, or 1.8%. Solid repair and remodeling sales was offset by soft new construction sales, resulting in slight organic growth in 2023 compared with 2022. Strong sales of our premium WinGuard products at our PGT brand offset decreases in other Southeast segment brands and led to modest organic growth in our Southeast segment.

Our Western segment's net sales were $373.8 million in 2023, compared to $381.6 million in 2022, a decrease of $7.8 million, or 2.0%. While sales for 2023 of our Western segment includes acquisition growth from Martin, our existing business saw an organic decline in sales due to soft conditions in the new construction channel. While we believe that our production builder business remains strong, and that there is pent up demand for conversion to indoor/outdoor living products, we believe that the high-interest rate environment we are in continues to be a drag on new construction demand.

Our gross profit increased to $590.6 million in 2023, producing a gross margin of 39.3%, compared to $570.7 million in 2022, an increase of $20.0 million, or 3.5%, which produced a gross margin of 38.2%, an improvement in gross margin of 110 basis points from 2022 to 2023. We were able to produce this operational improvement, despite new construction headwinds, by continued solid performance from our operating teams, the impact of prior-year pricing actions offsetting material and wage inflation, and additional cost management discipline, partially offset by reduced fixed cost leverage from lower volumes.

Our backlog, which we define as customer orders that we have accepted but not yet shipped, has decreased significantly, to $175.3 million as of December 30, 2023, from $228.8 million as of December 31, 2022. The majority of this decrease in backlog resulted from an increase in the Company’s overall production capacity, with corresponding lower lead times.

Liquidity and Cash Flow

During 2023, we generated $196.9 million in cash flow from operations, an increase of $0.5 million, or 0.3% compared to $196.4 million in 2022. We continue to generate strong cash from operations due to profitable operations and expansion of our gross margin through our focus on cost discipline. This strong cash generation has enabled up to paydown $115.0 million of the $160.0 million borrowed under the New Revolving Credit Facility on October 12, 2022, the proceeds from which were used to fund the cash portion of the Martin Acquisition.

We ended the 2023 fiscal year with $32.7 million in cash. We have no scheduled debt repayment obligations until the maturity of our 2016 Credit Agreement due 2027, and had $196.5 million in availability under the revolving credit facility under our 2016 Credit Agreement due 2027, which does not expire until October 2027.

Cash generated from operations was generally used to fund operations and investing cash flows, which was primarily composed of capital expenditures in 2023 and, as discussed above, repay borrowings under the New Revolving Credit Facility. During 2023, our capital spending increased to $69.5 million, compared to $45.4 million in 2022, an increase of $24.1 million in cash used.

RESULTS OF OPERATIONS

Analysis of Selected Items from our Consolidated Statements of Operations

	Year Ended
	December 30,	December 31,	Percent Change
	2023	2022	2023-2022
(in thousands, except per share amounts)
Net sales	$1,504,241	$1,491,954	0.8%
Cost of sales	913,600	921,285	(0.8%)

Gross profit	590,641	570,669	3.5%
Gross margin	39.3%	38.2%

SG&A expenses	404,193	402,886	0.3%
SG&A expenses as a percentage of net sales	26.9%	27.0%
Impairment of trade name	5,500	7,423
Restructuring costs and charges, net	1,722	—

Income from operations	179,226	160,360	11.8%

Interest expense, net	31,077	28,879	7.6%
Debt extinguishment costs	—	410
Income tax expense	38,010	32,666	16.4%

Net income	110,139	98,405	11.9%
Less: Net income attributable to redeemable non-controlling interest	(1,101)	(1,523)

Net income attributable to the Company	$109,038	$96,882	12.5%

Calculation of net income per common share attributable to common shareholders:
Net income attributable to the Company	$109,038	$96,882
Change in redemption value of redeemable non-controlling interest	(1,637)	2,000
Net income attributable to common shareholders	$107,401	$98,882

Net income per common share attributable to common shareholders:
Basic	$1.84	$1.65
Diluted	$1.83	$1.64

Weighted average number of common shares outstanding:
Basic	58,363	59,926
Diluted	58,700	60,319

Full Year 2023 Compared with Full Year 2022

Net sales

Net sales for 2023 were $1,504.2 million, a $12.3 million, or 0.8%, increase in sales, from $1,492.0 million in the prior year.

The following table shows net sales by segment (in millions, except percentages):

	Year Ended
	December 30, 2023		December 31, 2022
	Sales	% of sales	Sales	% of sales	% change
Product category:
Southeast segment	$1,130.4	75.1%	$1,110.4	74.4%	1.8%
Western segment	373.8	24.9%	381.6	25.6%	(2.0%)

Total net sales	$1,504.2	100.0%	$1,492.0	100.0%	0.8%

Net sales of our Southeast segment were $1,130.4 million in 2023, compared with $1,110.4 million in 2022, an increase of $20.0 million, or 1.8%. This increase in sales at our Southeast segment was entirely organic. Demand for our premium products remains strong. However, we have faced challenging conditions in the new construction channel as we believe the current high-interest rate environment has had a softening effect on demand. Comparisons to prior year periods are also impacted by the fact that Hurricane Ian, a large and destructive Category 4 Atlantic hurricane, made landfall on the southwest Florida coastline on September 28, 2022, causing disruption to our ability to manufacture and distribute our products and affected our customers’ ability to accept deliveries of our products.

Net sales of our Western segment were $373.8 million in 2023, compared with $381.6 million in 2022, an decrease of $7.8 million, or 2.0%, as a result of the new construction channel headwinds discussed above. Sales for 2023 of our Western segment includes acquisition growth from Martin. Excluding Martin's 2023 sales, our existing business was negatively impacted by softness in the new construction channel in 2023, compared to 2022.

The softness in the new construction channel in both the Southeast and Western segments, although improving in our Southeast segment, has resulted in a decrease in unit volume in both segments, which has been partially offset by last year's price increases.

Gross profit and gross margin

Gross profit was $590.6 million in 2023, an increase of $20.0 million, or 3.5%, from $570.7 million in the prior year. Gross margin was 39.3% in 2023, compared to 38.2% in the prior year, a percentage-point increase of 1.1%. Gross profit and gross margin benefited from several positive factors, including continued solid performance from our operating teams, the impact of prior-year pricing actions offsetting material and wage inflation, and additional cost management discipline, partially offset by reduced fixed cost leverage from lower volumes. Additionally, gross profit in 2023 includes the impact of the Martin acquisition. Regarding 2022 and the impact of Hurricane Ian, in addition to the impact to profits from lost sales, we incurred disruption and recovery costs as a result of the storm totaling $1.9 million 2022, of which $1.1 million is classified as cost of sales.

Selling, general and administrative expenses

SG&A expenses for 2023 were $404.2 million, an increase of $1.3 million, or 0.3%, from $402.9 million in 2022. As a percentage of net sales, SG&A was 26.9% in 2023, compared to 27.0% in 2022. The increase in SG&A is primarily due to an increase in our investments in marketing and increased selling efforts. The increase also relates to costs relating to the redemption of the RNCI of ECO, merger costs relating to the Masonite International Corp. ("Masonite") merger agreement, which was terminated in early 2024, and our Triple Diamond Glass facility start-up costs.

Impairment of trade name

There was an impairment of our Martin trade name of $5.5 million in 2023. Because of post-acquisition sales levels below those used in its initial valuation, we conducted a quantitative impairment assessment of our Martin trade name on the first day of our fourth quarter of 2023. Because it was recently acquired, the carrying value of the Martin trade name exceeded its fair value as a result of the lower than projected sales levels, resulting in an impairment of the Martin trade name.

There was an impairment of our WinDoor trade name of $7.4 million in 2022. Because of a then recent decrease in sales of our WinDoor brand and given the narrow excess of fair value over carrying value of our WinDoor trade name in our prior quantitative test of the WinDoor trade name as a result of these events, a quantitative impairment assessment was conducted as of the first day of our fourth quarter of 2022, resulting in an impairment of the WinDoor tradename.

Restructuring costs and charges, net

The Company’s management approved a plan to exit the North Carolina market relating to its NewSouth brand. As a result of this decision, the Company determined to close its NewSouth showrooms in Raleigh-Durham and Charlotte, North Carolina, which resulted in restructuring costs and charges, net, totaling $1.7 million in 2023, which includes a gain of $0.8 million relating to the forgiveness of a portion of the operating lease liability by the landlord of the Charlotte, NC location. Of the $1.7 million, after consideration of the lease liability forgiveness, restructuring costs and charges, net, includes $2.0 million of total impairments of the right-of-use assets of the leases of the Raleigh-Durham and Charlotte, North Carolina showroom facilities, and $0.4 relating to write-offs of the related leasehold improvements. The remainder represents personnel-related costs, which were paid by the end of the 2023 second quarter.

Income from operations

Income from operations was $179.2 million in 2023, an increase of $18.9 million, or 11.8%, from $160.4 million in 2022. Income from operations in 2023 includes $137.2 million from our Southeast segment and $49.3 million from our Western segment, compared to $112.6 million and $55.2 million from our Southeast and Western segments, respectively, in 2022, all after allocation of corporate operating costs in both periods. Income from operations was also impacted by an impairment charge of $5.5 million relating to our Western segment, and restructuring costs and charges, net, of $1.7 million relating to our Southeast segment in 2023, and in 2022 was impacted by a $7.4 million impairment charge relating to our Southeast segment. Several positive factors which benefited gross profit, including a reduction in the cost of aluminum and vinyl in 2023, compared to 2022, continued improvement in operating efficiencies which began in 2022, and which have remained a focus in 2023, and an increase in capacity for production of our own glass, which we can produce at a cost lower than procuring glass from a third-party, also benefited income from operations in 2023 compared to 2022.

Interest expense

Interest expense was $31.1 million in 2023, an increase of $2.2 million from $28.9 million in 2022. The increase in interest expense in 2023, compared to 2022 is primarily the result of a higher level of average borrowings under the 2016 Credit Facility, as well as a higher interest rate under the revolving facility during 2023, compared to the term loan facility during 2022.

Debt extinguishment costs

Debt extinguishment costs totaled $0.4 in 2022. In 2022, we repaid our term loan borrowings under the 2016 Credit Agreement, resulting in a write-off of its remaining deferred financing costs.

Income tax expense

Income tax expense was $38.0 million for 2023, representing an effective tax rate of 25.7%. This compares to income tax expense of $32.7 million for 2022, representing an effective tax rate of 24.9%. Our income tax expense for 2023 includes $0.9 million relating to our 75% share of the pre-tax earnings of Eco, compared to $1.2 million in 2022.

Income tax expense in both 2023 and 2022 include discrete items of income tax benefits totaling $2.1 million in 2023, and totaled $1.1 million in 2022. Such discrete items of income tax benefits relates to excess tax benefits from the lapses of restrictions on stock awards and from research and development tax credits true-up adjustments and, in 2022, also includes a refund from the state of Florida, relating to excess taxes received by the state. Excluding discrete components of income tax, the effective tax rates for the years ended December 30, 2023, and December 31, 2022, would have been income tax expense rates of 27.1% and 25.8%, respectively.

Net income attributable to redeemable non-controlling interest ("RNCI")

Net income attributable to RNCI for 2023 was $1.1 million, compared to $1.5 million for 2022, and represents the share of the net income of Eco for the periods, attributable to the 25% interest of Eco not acquired by the Company in February 2021. Effective on May 26, 2023, the Company redeemed the remaining 25% interest it previously did not own.

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

Consolidated Cash Flows

The following table summarizes our cash flow results for 2023 and 2022:

	Components of Cash Flows
	Year Ended
(in millions)	December 30, 2023	December 31, 2022
Cash provided by operating activities	$196.9	$196.4
Cash used in investing activities	(69.1)	(233.9)
Cash (used in) provided by financing activities	(161.6)	7.9

Decrease in cash and cash equivalents	$(33.8)	$(29.6)

Operating activities. Cash provided by operating activities was $196.9 million for 2023, compared to $196.4 million for 2022.

The increase in cash flows from operations of $0.5 million in 2023 compared to 2022 was primarily due to the changes in operating cash flows, including an increase of $57.8 million in collections from customers in 2023 compared to 2022, as the result of increased sales, and a decrease in payments to suppliers of $16.3 million as the result of higher procurement of inventory, which were partially offset by an increase in personnel related disbursements of $55.3 million due to a larger number of employees during 2023, compared to 2022, and an increase in debt service costs of $2.3 million in 2023, compared to 2022, primarily as a result of the issuance of the 2021 Senior Notes due 2029, and the higher level of notes outstanding thereunder as compared to the recently pre-paid 2018 Senior Notes due 2026. Also, net tax payments increased $19.1 million in 2023, compared to 2022. Other collections of cash and other cash activity, net, increased by $3.1 million. Other collections of cash primarily relate to sales of scrap aluminum.

Direct cash flows from operations for 2023 and 2022 are presented below:

	Direct Operating Cash Flows
	Year Ended
(in millions)	December 30, 2023	December 31, 2022
Collections from customers	$1,594.7	$1,536.9
Other collections of cash	18.4	15.1
Disbursements to suppliers	(914.8)	(931.1)
Personnel related disbursements	(430.5)	(375.2)
Debt service costs	(30.2)	(27.9)
Income tax payments, net	(40.6)	(21.5)
Other cash activity, net	(0.1)	0.1

Cash from operations	$196.9	$196.4

Inventory as of December 30, 2023, was $111.8 million, a decrease of $0.9 million from December 31, 2022.

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

Investing activities. Cash used in investing activities was $69.1 million in 2023, compared to $233.9 million in 2022 a decrease in cash used of $164.8 million. We made a final working capital payment of $0.7 million relating to the Martin acquisition in 2023, compared with cash used for acquisitions in 2022 of $188.6 million, a decrease in cash used for business combinations and acquisitions of $187.8 million. Also, in 2023, we used cash of $69.5 million for capital expenditures, compared to $45.4 million in 2022, an increase of $24.1 million in cash used for capital expenditures. Finally, in 2023, we received proceeds of $1.2 million from the sales of property, plant and equipment, compared to $37 thousand in 2022, a decrease of $1.1 million in cash proceeds received from sales of property, plant and equipment.

Financing activities. Cash used in financing activities was $161.6 million in 2023, compared with cash provided of $7.9 million in 2022, an increase in cash used of $169.6 million.

In 2023, we made payments of contingent consideration relating to our acquisition of Anlin totaling $9.5 million, representing the second payment we were required to make under the Anlin purchase agreement based on their 2022 EBITDA, as defined in the agreement. Because these contingent payments were not required to be made within a reasonably short period of time after the effective date of the acquisition, we classified the portion of these payments representing the fair value of the second payment, which was $4.3 million, as a financing activity, with the difference classified within operating activities. In 2022, we made payments of contingent consideration relating to our acquisition of Anlin totaling $2.7 million, representing the first payment we were required to make under the Anlin purchase agreement based on their 2021 EBITDA, as defined in the agreement. We classified the portion of these payments representing the fair value of the first payment, which was $2.4 million, as a financing activity, with the difference classified within operating activities.

Effective on May 26, 2023, the Company exercised its call-right to purchase the remaining 25% ownership stake in Eco it previously did not own. The redemption price of the remaining 25% was calculated by the Company pursuant to the operating agreement based on the performance metric included therein, and was determined to be $37.5 million, which was agreed with by the seller. Subsequent to this redemption, the Company's ownership of Eco Enterprises is now 100%. In 2022, we made a distribution to the RNCI of $1.7 million.

During 2023, we had net repayments under the New Revolving Credit Facility of $31.4 million, which included gross borrowings of $50.0 million, partially offset by gross repayments totaling $81.4 million. We drew down $160.0 million of funds available under the New Revolving Credit Facility, using $60.0 million of the proceeds to repay term loan borrowings under the 2016 Credit Agreement. We made repayments of borrowings under the New Revolving Credit Facility totaling $83.6 million through December 31, 2022. We paid financing costs totaling $1.5 million in 2022, including financing costs relating to bank fees relating to the New Revolving Credit Facility.

As further discussed below under Share Repurchase Program, during 2023, we made repurchases of 3,300,233 shares of our common stock at a total cash used of $82.3 million.

Taxes paid relating to common stock withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards were $7.2 million in 2023, versus $1.9 million in 2022, an increase in cash used of $5.4 million.

There were proceeds from stock issued under our 2019 Employee Stock Purchase Plan of $1.1 million during 2023, compared to $0.6 million during the 2022, an increase in cash provided of $0.5 million.

2023 Share Repurchase Program. On February 7, 2023, the Company announced that its Board of Directors approved a new, share repurchase program which authorizes the Company to purchase up to $250.0 million of its common stock. This program permits the Company to purchase shares of its common stock from time to time through open-market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. During 2023, we repurchased a total of 3,300,233 shares under this program at a total cost of $82.3 million, which excludes the 1% excise tax imposed on corporate stock buy-backs by the Inflation Reduction Act of 2022. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program had an initial term of 3 years, through February 3, 2026, and may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.

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

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. In 2023, we spent $69.5 million on capital expenditures, compared to $45.4 million in 2022, an increase of $24.1 million, primarily representing equipment purchases and facility improvements expected to support growth.

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

As of December 30, 2023, the face value of debt outstanding under the 2021 Senior Notes due 2029 was $575.0 million, and accrued interest was $6.3 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs and the prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the then existing 2016 Credit Agreement 2024 of $60.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021.

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

On October 13, 2022, the Company entered into an amendment of the 2016 Credit Agreement (the “Fifth Amendment”) due 2027. The Fifth Amendment provides for, among other things, a five-year revolving credit facility in an aggregate principal amount of

$250.0 million (the “New Revolving Credit Facility”). The New Revolving Credit Facility refinances and replaces the previously existing $80.0 million revolving credit facility under the 2016 Credit Agreement. The Company’s obligations under the 2016 Credit Agreement due 2027 continue to be secured by substantially all of its and its direct and indirect subsidiaries’ assets, and is senior in position to the 2021 Senior Notes due 2029.

Contemporaneously with the Fifth Amendment, the Company drew down $160.0 million of funds available under the New Revolving Credit Facility. Proceeds totaling $61.6 million from the $160.0 million drawdown were used to repay then existing term loan borrowings under the 2016 Credit Agreement totaling $60.0 million, plus accrued interest and fees totaling $1.6 million. As discussed below, the remaining $98.4 million of proceeds were used to fund the cash portion of the Martin Acquisition. The Company has made net repayments of the initial $160.0 million of borrowings under the New Revolving Credit Facility totaling $115.0 million through December 30, 2023.

Interest on borrowings under the New Revolving Credit Facility is payable either quarterly or at the expiration of any Secured Overnight Financing Rate ("SOFR") interest period applicable thereto. Borrowings under the New Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (with a floor of 100 basis points) plus a percentage spread (ranging from 0.75% to 1.75%) based on our first lien net leverage ratio or SOFR (with a floor of 0 basis points) plus a percentage spread (ranging from 1.75% to 2.75%) based on our first lien net leverage ratio. After giving effect to the Fifth Amendment, we will pay quarterly commitment fee on the unused portion of the New Revolving Credit Facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Fifth Amendment also modifies the application of the financial covenant under the 2016 Credit Agreement such that testing will occur on a quarterly basis, and requires we maintain a first lien net leverage ratio of not more than 4.00 to 1.00. We were in compliance with this covenant as of December 30, 2023.

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

As of December 30, 2023, borrowings outstanding under the $250.0 million New Revolving Credit Facility totaled $45.0 million, and accrued interest was $43 thousand. There were $8.5 million in letters of credit outstanding. Availability under the New Revolving Credit Facility at December 30, 2023 totaled $196.5 million. The weighted average all-in interest rate for borrowings under the existing revolving credit facility of the 2016 Credit Agreement due 2027 was 7.11% as of December 30, 2023, and for borrowings under the term loan facility of the then existing 2016 Credit Agreement due 2024 was 6.07% at December 31, 2022.

The Martin Acquisition was financed in part with the $250.0 million available under the New Revolving Credit Facility provided by the Fifth Amendment of our 2016 Credit Agreement due 2027, under which we drew $160.0 million on October 14, 2022, the proceeds of which were used to pay $98.4 million of the $188.5 million total fair value of consideration transferred at closing, and $61.6 million to prepay our $60.0 million existing term loans under the Fourth Amendment of our 2016 Credit Agreement due 2027, plus $1.6 million in fees, costs and accrued interest. The remainder of the total fair value of consideration transferred at closing totaling $90.1 million was funded with cash on hand previously generated through operations.

Deferred Financing Costs

Activity relating to deferred financing costs, which is classified as a reduction of the carrying value of long-term debt, for year ended December 30, 2023, are as follows:

(in thousands)	Total
At beginning of year	$9,218
Less: Amortization expense	(1,320)

At end of year	$7,898

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated, as of December 30, 2023, is as follows:

(in thousands)	Total
2024	$1,366
2025	1,442
2026	1,466
2027	1,440
2028	1,222
Thereafter	962

Total	$7,898

The contractual future maturities of long-term debt outstanding, as of December 30, 2023, are as follows (at face value):

(in thousands)	Total
2024	$—
2025	—
2026	—
2027	45,000
2028	—
Thereafter	575,000

Total	$620,000

Long-Term Debt

Long-term debt consists of the following:

	December 30,	December 31,
	2023	2022
	(in thousands)
2021 Senior Notes Due 2029 - Senior notes issued on September 24, 2021, due October 1, 2029. Interest payable semi- annually, in arrears, beginning on April 1, 2022, accruing at a rate of 4.375% per annum beginning September 24, 2021.	$575,000	$575,000

2016 Credit Agreement Due 2027 - Revolving credit facility with no contractually scheduled amortization payments. Outstanding balance, if any, due on October 12, 2027. Interest payable at SOFR or the Base prime rate plus an applicable margin, due at the end of each SOFR term or Base loan term. At December 30, 2023, the average rate was 7.11%, including a SOFR rate of 5.36% and an applicable margin of 1.75%. At December 31, 2022, the average rate was 6.07%, including a SOFR rate of 4.32% and a margin of 1.75%.	45,000	76,352

Long-term debt	620,000	651,352
Fees, costs, and discount (1)	(7,898)	(9,218)

Long-term debt, net, less current portion	$612,102	$642,134

(1) Fees, costs, and discount represents third-party fees, lender fees, other debt-related costs, and original issue premium and discount, recorded as a net reduction of the carrying value of the debt and are amortized over the lives of the debt instruments to which they relate under the effective interest method.

SUBSEQUENT EVENT

MITER Merger Agreement. On January 17, 2024, the Company and MITER Brands™ (“MITER”), a nationwide manufacturer of precision-built windows and doors, announced they entered into a definitive merger agreement for MITER to acquire all of the Company's outstanding shares at a price of $42.00 per share in cash, or an enterprise value of approximately $3.1 billion. The purchase price represents a premium of 60% the Company's unaffected closing share price on October 9, 2023, the last trading day prior to the public disclosure of a proposal for the acquisition of the Company. The merger agreement has been unanimously approved by the boards of directors of both companies. The transaction is expected to be financed in part by an equity investment from Koch Equity Development LLC, the principal investment and acquisition arm of Koch Industries, Inc., and a current investor in MITER. The Company also announced that it had terminated its merger agreement with Masonite International Corp. (“Masonite”) dated December 17, 2023.

MITER and the Company entered into their agreement after the Company's Board unanimously determined that MITER’s proposal constituted a “Superior Proposal” as defined in its merger agreement with Masonite, dated December 17, 2023. We notified Masonite of our determination and Masonite waived its right to improve the terms of its offer. In accordance with our merger agreement with Masonite, concurrent with the signing of the definitive merger agreement with MITER, we terminated our merger agreement with Masonite and MITER, on behalf of the Company, paid the termination fee of $84.0 million due to Masonite. MITER’s transaction with the Company is expected to close by mid-year 2024, subject to approval by the shareholders of the Company, regulatory approval, including satisfaction of the antitrust provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and customary closing conditions. The 30-day waiting period under the HSR Act, in connection with the Merger expired at 11:59 p.m. on February 22, 2024. The expiration of the HSR Act waiting period satisfies one of the conditions to the closing of the Merger. MITER has obtained commitment letters for the financing necessary to complete the transaction, which is not subject to a financing condition. Upon completion of the transaction, the Company will become a privately held subsidiary of MITER and its common stock will no longer be traded on the New York Stock Exchange.

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern, and no adjustments have been made to reflect the effects, if any, from entering into the aforementioned merger agreement with MITER.

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

Because of post-acquisition sales levels below those used in its initial valuation, we determined such conditions represented a triggering event and that we should complete a quantitative impairment test of our Martin trade name as of our annual impairment test date of the first day of our fourth quarter of 2023. Based on our revised modeling, which included our assumptions regarding future revenue, which we consider to be a Level 3 input, using the relief-from-royalty method, we concluded that the fair value of our Martin trade name was less than its carrying value, which resulted in an impairment of our Martin trade name of $5.5 million in our fourth quarter of 2023. As of December 30, 2023, and December 31, 2022, the carrying value of our Martin trade name was $18.5 million and $24.0 million, respectively.

For our other indefinite-lived trade names, we completed qualitative assessments of these assets on the first day of our fourth quarter of 2023. These qualitative assessments included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to our other indefinite-lived trade names, such as the industry in which we use these other indefinite-lived trade names, our competitive environment, the availability and costs of raw materials and labor, the financial performance of our Company, and factors related to the markets in which our Company operates. We also considered that, for our other indefinite-lived trade names, no new impairment indicators were identified since the dates of our prior assessments. Based on these assessments, we concluded that it is more likely than not that the fair values of our other indefinite-lived trade names exceed their carrying values. As of December 30, 2023, and December 31, 2022, excluding the Martin and WinDoor trade name, the carrying values of other indefinite-lived trade names were $201.0 million and $201.0 million, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. We are currently evaluating the impact of the adoption of this standard.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize derivative financial instruments to hedge price movements in aluminum materials used in our manufacturing process and to hedge the delivery component of our aluminum needs, known as the Midwest Transaction Premium (“MTP”). However, as of December 30, 2023, we had in place minimal coverage through aluminum forward contracts, and no coverage for the MTP component. Accordingly, as of the date of this report, we are substantially not hedged for portions of our aluminum or delivery needs.

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding with a variable rate as of the date of filing of this Annual Report on Form 10-K of $45.0 million, a 100 basis-point increase in interest rate would result in approximately $0.5 million of additional interest costs annually.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PGT Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PGT Innovations, Inc. (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Martin Brand Indefinite-Lived Intangible Asset Impairment Evaluation
Description of the Matter

At December 30, 2023, the Company’s total indefinite-lived intangible assets, excluding goodwill, were $219.5 million of that, $18.5 million relates to the Martin Door trade name. As discussed in Note 2 and Note 7 of the consolidated financial statements, indefinite-lived intangible assets are tested for impairment at least annually on the first day of the fiscal fourth quarter, and at interim periods if needed based on occurrence of triggering events. If the fair value of any indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference. The Company recognized an impairment charge of $5.5 million related to the Martin Door brand trade name during the year ended December 30, 2023.

Auditing the Company's indefinite-lived intangible asset impairment assessment of the Martin Door brand trade name was complex due to the estimation uncertainty in determining the fair value of the intangible asset. The Company used the income approach of the relief-from-royalty method to measure the fair value of the trade name intangible asset. In particular, the Company's fair value estimate was sensitive to the underlying assumption of the forecasted revenue growth rates used in the model. This significant assumption is forward looking and could be affected by future economic, industry and company-specific factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Martin Door indefinite-lived intangible asset impairment assessment. We tested the control over management’s review of the valuation model and significant assumptions, including forecasted financial information, as well as management’s control to validate that the data used in the valuation model was complete and accurate.

To test the estimated fair value used in the Company’s Martin Door brand trade name impairment assessment, we performed, with the assistance of our valuation specialists, audit procedures that included, among others, assessing the fair value methodology utilized by management and the significant assumption discussed above, including evaluating the completeness and accuracy of the underlying data supporting the forecasted revenue growth rates. We performed analyses to evaluate the sensitivity of changes in this assumption to the fair value of the Martin Door brand trade name and compared the significant assumption to current industry, market, and economic trends and to the historical results of the Martin Door brand.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Tampa, Florida

February 23, 2024

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022

Net sales	$1,504,241	$1,491,954	$1,161,464
Cost of sales	913,600	921,285	757,965

Gross profit	590,641	570,669	403,499

Selling, general and administrative expenses	404,193	402,886	303,043
Impairment of trade name	5,500	7,423	—
Restructuring costs and charges, net	1,722	—	—

Income from operations	179,226	160,360	100,456

Interest expense, net	31,077	28,879	30,029
Debt extinguishment costs	—	410	25,472

Income before income taxes	148,149	131,071	44,955

Income tax expense	38,010	32,666	9,759

Net income	110,139	98,405	35,196

Less: Net income attributable to redeemable non-controlling interest ("RNCI")	(1,101)	(1,523)	(2,318)

Net income attributable to the Company	$109,038	$96,882	$32,878

Calculation of net income per common share attributable to common shareholders:
Net income attributable to the Company	$109,038	$96,882	$32,878
Change in redemption value of RNCI	(1,637)	2,000	(6,081)
Net income attributable to common shareholders	$107,401	$98,882	$26,797

Net income per common share attributable to common shareholders:
Basic	$1.84	$1.65	$0.45
Diluted	$1.83	$1.64	$0.45

Weighted average number of common shares outstanding:
Basic	58,363	59,926	59,518
Diluted	58,700	60,319	60,058

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022

Net income	$110,139	$98,405	$35,196

Other comprehensive income (loss) before tax:
Increase (decrease) in fair value of derivatives	(455)	(7,690)	24,455
Reclassification to earnings	412	(1,438)	(18,638)

Other comprehensive income (loss) before tax	(43)	(9,128)	5,817

Income tax expense (benefit) related to other comprehensive income (loss)	(11)	(2,345)	1,531

Other comprehensive income (loss), net of tax	(32)	(6,783)	4,286

Comprehensive income	110,107	91,622	39,482

Less: Comprehensive income attributable to RNCI	(1,101)	(1,523)	(2,318)

Comprehensive income attributable to the Company	$109,006	$90,099	$37,164

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$32,708	$66,548
Accounts receivable, net	117,617	160,107
Inventories	111,781	112,672
Contract assets, net	37,733	47,919
Prepaid expenses	11,586	11,763
Other current assets	16,860	16,532
Total current assets	328,285	415,541
Property, plant and equipment, net	238,126	208,354
Operating lease right-of-use asset, net	124,012	104,121
Intangible assets, net	415,245	447,052
Goodwill	462,630	460,415
Other assets, net	9,581	4,766

Total assets	$1,577,879	$1,640,249

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,630	$43,727
Accrued liabilities	73,190	125,234
Current portion of operating lease liability	20,368	16,393
Total current liabilities	134,188	185,354
Long-term debt	612,102	642,134
Operating lease liability, less current portion	114,030	95,159
Deferred income taxes	52,685	47,407
Other liabilities	5,007	7,459
Total liabilities	918,012	977,513

Commitments and contingencies

Redeemable non-controlling interest	—	34,721

Shareholders' equity:
Preferred stock; par value $.01 per share; 10,000 shares authorized; none outstanding	—	—
Common stock; par value $.01 per share; 200,000 shares authorized; 64,395 and 63,940 shares issued and 57,188 and 59,912 shares outstanding at December 30, 2023 and December 31, 2022, respectively	644	639
Additional paid-in-capital	450,881	442,116
Accumulated other comprehensive income	191	223
Retained earnings	311,095	204,891
Treasury stock at cost (6,061 shares and 2,760 shares at December 30, 2023 and December 31, 2022, respectively)	(102,944)	(19,854)
Total shareholders' equity	659,867	628,015

Total liabilities, redeemable non-controlling interest, and shareholders' equity	$1,577,879	$1,640,249

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Cash flows from operating activities:
Net income	$110,139	$98,405	$35,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,991	34,048	30,487
Amortization	26,307	26,150	21,082
Impairment of trade name	5,500	7,423	—
Asset impairment charges	—	2,131	—
Non-cash portion of restructuring costs and charges	1,679	—	—
Provision for allowance for credit losses	3,132	10,979	3,834
Stock-based compensation	12,240	9,670	7,819
Amortization and write-offs of deferred financing costs	1,320	1,242	978
Debt extinguishment costs	—	410	25,472
Deferred income taxes	6,752	(11,340)	7,632
Loss (gain) on sales of assets	406	(240)	261
Change in operating assets and liabilities (net of acquisition effects):
Accounts receivable, net	37,452	(20,622)	(34,390)
Inventories	527	(12,017)	(15,984)
Contract assets, net, prepaid expenses, other current and other assets	26,158	12,826	(5,958)
Accounts payable, accrued and other liabilities	(70,717)	37,309	(12,750)
Net cash provided by operating activities	196,886	196,374	63,679

Cash flows from investing activities:
Purchases of property, plant and equipment	(69,509)	(45,377)	(33,424)
Investment in and acquisition of business	(744)	(188,580)	(220,676)
Proceeds from sales of assets	1,167	37	187
Net cash used in investing activities	(69,086)	(233,920)	(253,913)

Cash flows from financing activities:
Payment of fair value of contingent consideration in Anlin Acquisition	(4,348)	(2,362)	—
Redemption of redeemable non-controlling interest	(37,459)	—	—
Proceeds from amounts drawn under revolving credit facility	50,000	160,000	—
Payments of borrowing under revolving credit facility	(81,352)	(83,648)	—
Proceeds from issuance of senior notes	—	—	638,300
Payments of senior notes	—	—	(425,000)
Payment of call-premium on redemption of senior notes	—	—	(21,518)
Proceeds from issuance of term loan debt	—	—	60,000
Payments of term loan debt	—	(60,000)	(54,000)
Payments of financing costs	—	(1,526)	(10,675)
Purchases of treasury stock under share repurchase program	(82,349)	(1,565)	—
Income taxes paid from stock withheld relating to vested equity awards	(7,240)	(1,888)	(1,648)
Proceeds from exercise of stock options	—	—	138
Distribution to redeemable non-controlling interest	—	(1,665)	—
Proceeds from issuance of common stock under ESPP	1,108	602	463
Net cash (used in) provided by financing activities	(161,640)	7,948	186,060
Net decrease in cash and cash equivalents	(33,840)	(29,598)	(4,174)
Cash and cash equivalents at beginning of year	66,548	96,146	100,320
Cash and cash equivalents at end of year	$32,708	$66,548	$96,146

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

				Accumulated
	Common stock		Additional	Other
	Shares		Paid-in	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	Income (Loss)	Earnings	Stock	Total
Balance at January 2, 2021	58,998,711	$625	$420,202	$2,720	$79,896	$(18,309)	$485,134
Grants of restricted stock	—	7	(7)	—	—	—	—
Vesting of restricted stock	312,982	—	—	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Issuance of treasury stock	4,600	—	—	—	(20)	20	—
Stock withheld in lieu of taxes	(73,105)	—	—	—	—	(1,648)	(1,648)
Retirement of treasury stock	—	(1)	(1,372)	—	(275)	1,648	—
Stock-based compensation	—	—	7,819	—	—	—	7,819
Exercise of stock options	67,797	1	137	—	—	—	138
Common stock issued under ESPP	27,335	—	463	—	—	—	463
Issuance in acquisition of Eco	357,797	4	6,104	—	—	—	6,108
Other comprehensive income, net of tax expense of $1,531	—	—	—	4,286	—	—	4,286
Net income attributable to the Company	—	—	—	—	32,878	—	32,878
Change in redemption value of RNCI	—	—	—	—	(6,081)	—	(6,081)
Balance at January 1, 2022	59,696,117	$635	$433,347	$7,006	$106,398	$(18,289)	$529,097
Grants of restricted stock	—	6	(6)	—	—	—	—
Vesting of restricted stock	359,360	—	—	—	—	—	—
Forfeitures of restricted stock	—	(1)	1	—	—	—	—
Purchases of treasury stock	(86,124)	—	—	—	—	(1,565)	(1,565)
Stock withheld in lieu of taxes	(95,001)	—	—	—	—	(1,888)	(1,888)
Retirement of treasury stock	—	(1)	(1,498)	—	(389)	1,888	—
Stock-based compensation	—	—	9,670	—	—	—	9,670
Common stock issued under ESPP	37,204	—	602	—	—	—	602
Other comprehensive income, net of tax benefit of $2,345	—	—	—	(6,783)	—	—	(6,783)
Net income attributable to the Company	—	—	—	—	96,882	—	96,882
Change in redemption value of RNCI	—	—	—	—	2,000	—	2,000
Balance at December 31, 2022	59,911,556	$639	$442,116	$223	$204,891	$(19,854)	$628,015
Grants of restricted stock	—	10	(10)	—	—	—	—
Vesting of restricted stock	767,734	—	—	—	—	—	—
Forfeitures of restricted stock	—	(4)	4	—	—	—	—
Purchases of treasury stock	(3,300,233)	—	—	—	—	(83,090)	(83,090)
Stock withheld in lieu of taxes	(241,290)	—	—	—	—	(7,240)	(7,240)
Retirement of treasury stock	—	(2)	(4,577)	—	(2,661)	7,240	—
Stock-based compensation	—	—	12,240	—	—	—	12,240
Deferred taxes from RNCI redemption	—	—	—	—	1,464	—	1,464
Common stock issued under ESPP	50,059	1	1,108	—	—	—	1,109
Other comprehensive income, net of tax benefit of $11	—	—	—	(32)	—	—	(32)
Net income attributable to the Company	—	—	—	—	109,038	—	109,038
Change in redemption value of RNCI	—	—	—	—	(1,637)	—	(1,637)
Balance at December 30, 2023	57,187,826	$644	$450,881	$191	$311,095	$(102,944)	$659,867

The accompanying notes are an integral part of these consolidated financial statements.

PGT INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

PGT Innovations, Inc. (“PGTI”, “we,” or the “Company”), formerly named PGT, Inc., is a leading manufacturer of impact-resistant aluminum and vinyl-framed windows and doors and offers a broad range of fully customizable window and door products. The majority of our sales are to customers in the state of Florida; however, we also sell products in many other states, the Caribbean, Canada, and in South and Central America. We also have sales of products that are designed to unify indoor and outdoor living spaces, through our Western Windows Systems’ (“WWS”) division, and most of its sales are in the western United States. Our acquisitions of Anlin Windows and Doors in October 2021 and Martin Door Holdings, Inc. ("Martin") in October 2022 expanded our presence in the west, along with our product portfolio with Martin offering residential and commercial garage doors. Products are sold primarily through an authorized dealer and distributor network.

We were incorporated in the state of Delaware on December 16, 2003, as JLL Window Holdings, Inc., with primary operations in North Venice, Florida. On February 15, 2006, our Company was renamed PGT, Inc. On December 14, 2016, we announced that we changed our name to PGT Innovations, Inc. and, effective on December 28, 2016, the listing of our common stock was transferred to the New York Stock Exchange (“NYSE”) from the NASDAQ Global Market, and began trading on the NYSE under its existing ticker symbol of “PGTI”. As of December 30, 2023, we had major manufacturing operations in Florida, in North Venice, Ft. Myers, Tampa, and in the greater Miami area. We also have manufacturing operations in Arizona, California and Utah. Additionally, we have two glass tempering and laminating plants and one insulation glass plant located in North Venice, and we began construction on our Diamond Glass Thin Triple glass fabrication facility in Virginia.

All references to PGTI or our Company apply to the consolidated financial statements of PGT Innovations, Inc. unless otherwise noted.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Fiscal period

Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest December 31 of the related year. The years ended December 30, 2023, December 31, 2022, and January 1, 2022, consisted of 52 weeks.

Principles of consolidation

The consolidated financial statements present the results of the operations, financial position and cash flows of PGTI, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate all wholly owned subsidiaries.

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

Revenue recognition

Revenue is recognized when our performance obligations are satisfied. Generally, our performance obligations are satisfied over time when control of our products is transferred, and revenue is recognized at a single point in time, when control transfers to our customer for product shipped or when services are provided. Revenues are recorded net of any sales incentives. See Note 4, “Revenue Recognition and Contracts with Customers.”

Cost of sales

Cost of sales represents costs directly related to the production of our products. Primary costs include raw materials, direct labor, and manufacturing overhead, which consist of salaries, wages, employee benefits, utilities, maintenance, lease costs and depreciation.

Shipping and handling costs

Shipping and handling costs incurred in the purchase of materials used in the manufacturing process are included in cost of sales. Costs relating to shipping, handling and distribution of finished products to our customers are included in selling, general and administrative expenses and totaled $69.7 million, $75.1 million and $62.4 million for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.

Advertising

We expense advertising costs as incurred. Advertising expense, which is included in selling, general and administrative expenses, was $29.3 million, $22.7 million and $15.8 million for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.

Research and development costs

We expense research and development costs as incurred. Research and development costs in the years ended December 30, 2023, December 31, 2022, and January 1, 2022, were not material.

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

	December 30,	December 31,
	2023	2022
	(in thousands)
Accounts receivable	$131,795	$173,763
Less: Allowance for credit losses	(14,178)	(13,656)

Accounts receivable, net	$117,617	$160,107

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

During 2023, we recorded warranty expense at an average rate of 2.4% of sales, compared to 2.1% of sales recorded in 2022 and 2.0% of sales recorded in 2021. The increase in our warranty expense rate in 2023, compared to 2022 was a result of servicing a higher number of overall warranty claims in 2023, resulting in a higher level of service warranty expense, whereas the rate in 2022 was lower on average as there was a decrease in the use of higher-cost contract labor.

We assess the adequacy of our warranty accrual on a quarterly basis, and adjust the previous amounts recorded, if necessary, to reflect the change in estimate of the future costs of claims yet to be serviced. The following provides information with respect to our warranty accrual.

Accrued Warranty	Beginning of Period	Acquired (Acquisition Adjustment)	Charged to Expense	Adjustments	Settlements	End of Period
	(in thousands)
Year ended December 30, 2023	$15,388	$-	$36,261	$(285)	$(36,128)	$15,236

Year ended December 31, 2022	$13,504	$(2,537)	$31,223	$698	$(27,500)	$15,388

Year ended January 1, 2022	$8,001	$4,150	$23,637	$(1,440)	$(20,844)	$13,504

During the third quarter of 2022, we finalized our calculation of the reserve for warranty obligations assumed in the Anlin Acquisition. As a result, we recorded an acquisition adjustment to decrease Anlin's warranty reserve by $2.5 million from its initial estimate in our then preliminary allocation of the fair value of assets acquired and liabilities assumed, resulting in an equal decrease in goodwill. In 2021, we assumed warranty reserves totaling $4.2 million in our acquisitions of Anlin and ECO.

The accrual for warranty is included in accrued liabilities and other liabilities, depending on estimated settlement date, in the consolidated balance sheets as of December 30, 2023 and December 31, 2022. The portion of warranty expense related to the issuance of product of $3.2 million, $3.9 million and $3.0 million is included in cost of sales in the consolidated statements of operations for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively. The portion related to servicing warranty claims including costs of the service department personnel is included in selling, general and administrative expenses in the consolidated statements of operations, and is $32.8 million, $28.1 million and $19.2 million, respectively, for the years ended December 30, 2023, December 31, 2022, and January 1, 2022.

Inventories

Inventories consist principally of raw materials purchased for the manufacture of our products. We have limited work-in-progress and finished goods inventory as most products are custom, made-to-order products manufactured under noncancelable purchase orders and therefore are recognized as costs of sales relating to revenue recognized over time during the manufacturing process. All inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The reserve for obsolescence, which was immaterial at December 30, 2023 and December 31, 2022, is based on management’s assessment of the amount of inventory that may become obsolete in the future and is determined through Company history, specific identification and consideration of prevailing economic and industry conditions. Inventories consist of the following:

	December 30,	December 31,
	2023	2022
	(in thousands)
Raw materials	$108,796	$109,679
Work in progress	1,771	916
Finished goods	1,214	2,077

Inventories	$111,781	$112,672

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

Capitalized software as of December 30, 2023, and December 31, 2022, was $32.3 million and $31.7 million, respectively. Accumulated depreciation of capitalized software was $32.0 million and $30.3 million as of December 30, 2023, and December 31, 2022, respectively.

Amortization expense for capitalized software was $1.7 million, $3.0 million, and $3.7 million for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.

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

Trade names

The Company has indefinite-lived intangible assets in the form of certain trade names. The impairment evaluation of the carrying amount of our indefinite-lived trade names is conducted annually, or more frequently, if events or changes in circumstances indicate that they might be impaired. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If we elect to bypass the qualitative assessment or if we determine, based on qualitative factors, that it is more likely than not that the fair value of our indefinite-lived trade names is less than the carrying amount, an evaluation is performed by comparing their carrying amount to their estimated fair values. If the estimated fair value is less than the carrying amount of the indefinite-lived trade name, then an impairment charge is recorded to reduce the carrying value to its estimated fair value. The estimated fair value is determined using the relief from royalty method that is based upon the discounted projected cost savings (value) attributable to ownership of our trade names, our only indefinite-lived intangible assets. Other than the Martin trade name, based on qualitative assessments for 2023, the Company concluded it was more likely than not the fair value of the indefinite-lived intangible assets exceeded their carrying values. For the Martin trade name, we concluded that a quantitative assessment was required, given the post-acquisition sales levels were below those used in its initial valuation, which resulted in an impairment charge of $5.5 million in the year ended December 30, 2023.

We review the carrying value of our finite-lived trade name in accordance with our policy for long-lived assets. See Note 7 for further discussion of our trade names.

Derivative financial instruments

We utilize certain derivative instruments, from time to time, including forward contracts to manage variability in cash flow associated with commodity market price risk exposure in the aluminum market. We do not enter into derivatives for speculative purposes.

Concentrations of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, trade accounts receivable and contract assets. Accounts receivable and contract assets are due primarily from dealers and distributors of building materials, and other companies in the construction industry, primarily located in Florida, California, Texas, Arizona and Utah. Credit is extended based on an evaluation of the customer’s financial condition and credit history, and generally collateral is not required. The Company maintains an allowance for potential credit losses on trade receivables and contract assets.

We maintain our cash with several financial institutions, the balance of which exceeds federally insured limits. At December 30, 2023 and December 31, 2022, our cash balance exceeded the insured limit by $29.8 million and $61.4 million, respectively.

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

Net income per common share

Basic earnings per share (“EPS”) attributable to PGT Innovations, Inc. common stockholders for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 is computed using the two-class method by dividing net income attributable to common shareholders, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding during the period. Diluted EPS attributable to PGT Innovations, Inc. common stockholders for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, is computed using the two-class method by dividing net income attributable to common shareholders, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding, including the dilutive effect of common stock equivalents computed using the treasury stock method and the average share price during the period Anti-dilutive securities were insignificant for the years ended December 30, 2023 and December 31, 2022.

The table below presents the calculation of basic and diluted earnings per share, including a reconciliation of weighted average common shares:

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
	(in thousands, except per share amounts)
Net income	$110,139	$98,405	$35,196
Less: Net income attributable to RNCI	(1,101)	(1,523)	(2,318)
Net income attributable to the Company	109,038	96,882	32,878
Change in redemption value of RNCI	(1,637)	2,000	(6,081)
Net income attributable to common shareholders	$107,401	$98,882	$26,797

Weighted-average common shares - Basic	58,363	59,926	59,518
Add: Dilutive shares from equity plans	337	393	540
Weighted-average common shares - Diluted	58,700	60,319	60,058

Weighted average number of common shares outstanding:
Basic	$1.84	$1.65	$0.45
Diluted	$1.83	$1.64	$0.45

Supplemental cash flow information and non-cash activity

The table below presents supplemental cash flow information and non-cash activity for the years ended December 30, 2023, December 31, 2022, and January 1, 2022:

	Year Ended
	December 30,	December 31,	January 1,
(in thousands)	2023	2022	2022
Supplemental cash flow information:
Interest paid (net of interest income)	$30,246	$27,948	$32,636
Income tax payments, net of refunds	$40,617	$21,499	$12,166
Non-cash activity:
Establish right-of-use asset	$44,424	$29,031	$65,678
Establish operating lease liability	$(44,424)	$(29,031)	$(65,678)
Property, plant and equipment additions in accounts payable	$387	$565	$772

3. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

Disclosure of Supplier Finance Program Obligations

In September 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations,” to improve the disclosures of supplier finance programs. Specifically, the ASU requires disclosure of key terms of the supplier finance programs and a rollforward of the related obligations. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The ASU was effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2022, except for the amendment on rollforward information, which was effective for fiscal years beginning after December 15, 2023. Early adoption was permitted. The Company does not engage in supplier finance programs and, therefore, did not add any incremental disclosures required by ASU 2022-04.

Accounting Pronouncements Recently Issued, Not Yet Adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

Income Taxes (Topic 740) - Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. We are currently evaluating the impact of the adoption of this standard.

4. Revenue

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

Based on these factors, the Company recognizes a substantial portion of revenue over time during the manufacturing process once customization begins, generally based on the cost of material and labor inputs to the manufacturing process, and for certain unused glass components on hand, at the end of a reporting period. Revenue on work-in-process at the end of a reporting period is recognized in proportion to costs incurred to total estimated cost of the product being manufactured. Except for the Western segment’s volume products, discussed in the section titled Disaggregation of Revenue from Contracts with Customers below, revenue recognized at a point in time is immaterial.

Disaggregation of Revenue from Contracts with Customers

As discussed in Note 1, we have two reportable segments: our Southeast segment and our Western segment. See Note 19 for more information. The following table provides information about our net sales by reporting segment and product category for the years ended December 30, 2023, December 31, 2022, and January 1, 2022 (in millions):

	Year Ended
	December 30,	December 31,	January 1,
Disaggregation of revenue:	2023	2022	2022
Reporting segment:
Southeast	$1,130.4	$1,110.4	$968.7
Western	373.8	381.6	192.8

Total net sales	$1,504.2	$1,492.0	$1,161.5

Product category:
Impact-resistant window and door products	$926.3	$878.8	$787.2
Non-impact window and door products	577.9	613.2	374.3

Total net sales	$1,504.2	$1,492.0	$1,161.5

The Company’s Western segment includes both custom and volume products. This segment’s volume products are not made-to-order and are of standardized sizes and design specifications. Therefore, the Company’s assessment is that the Western segment’s volume products have alternative uses, and that control of these products passes to the customer at a point in time, which is typically when the product has been delivered to the customer. For the years ended December 30, 2023, December 31, 2022, and January 1, 2022, the Western segment’s net sales of its volume products were $79.4 million, $111.5 million and $83.0 million, respectively.

Contract Balances

Contract assets represent sales recognized in excess of billings related to finished goods not yet shipped and certain unused glass components not yet placed into the production process for which revenue is recognized over time as noted above. Contract liabilities relate to customer deposits at the end of reporting periods. At December 30, 2023 and December 31, 2022, those contract liabilities totaled $21.9 million and $39.1 million, respectively, of which $17.1 million and $33.4 million, respectively, are classified within accrued liabilities, and $4.8 million and $5.7 million, respectively, are classified within contract assets, net, in the accompanying consolidated balance sheets at December 30, 2023 and December 31, 2022.

Because of the short-term nature of our performance obligations, as discussed below, substantially all of our performance obligations are satisfied within the quarter following the end of a reporting period. As such, substantially all of the contract liabilities at December 31, 2022 were satisfied in the first quarter of 2023, and contract assets at December 31, 2022 were transferred to accounts receivable in the first quarter of 2023. Also, substantially all of the contract liabilities at December 30, 2023 will be satisfied in the first quarter of 2024, and contract assets at December 30, 2023 will be transferred to accounts receivable in the first quarter of

2024. Contract liabilities at December 30, 2023 represents cash received during the three-month period ended December 30, 2023, excluding amounts recognized as revenue during that period. Contract assets at December 30, 2023 represents revenue recognized during the three-month period ended December 30, 2023, excluding amounts transferred to accounts receivable during that period. Contract liabilities at December 31, 2022 represents cash received during the three-month period ended December 31, 2022, excluding amounts recognized as revenue during that period. Contract assets at December 31, 2022 represents revenue recognized during the three-month period ended December 31, 2022, excluding amounts transferred to accounts receivable during that period.

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

Performance obligations are satisfied over time, generally for our custom products, and as of a point in time for our volume products. Performance obligations are supported by contracts with customers, and we have elected not to disclose our unsatisfied performance obligations as of December 30, 2023 under the short-term contract exemption as we expect such performance obligations will be satisfied within the quarter following the end of a reporting period.

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

5. Acquisitions

Martin Doors

On October 14, 2022, we completed the acquisition of the Martin Doors brand. The acquisition was done by WWS Acquisition, LLC, a Missouri limited liability company, indirectly wholly-owned by PGT Innovations, Inc., which acquired all of the shares of stock of Martin Door Holdings, Inc., a Utah corporation, headquartered in Salt Lake City, Utah, a custom manufacturer of overhead garage doors and hardware serving the Western U.S. (the "Martin Acquisition"), pursuant to that certain Share Purchase Agreement dated as of October 14, 2022 (the “Martin Purchase Agreement”). The fair value of consideration transferred in the Martin Acquisition was $188.5 million, composed entirely of cash, including $185.0 million for purchase price and $3.5 million in working capital adjustments, of which $2.8 million was estimated and paid at closing, and $0.7 million was paid in the first quarter of 2023 upon finalization of the net working capital calculation.

The cash portion of the Martin Acquisition was financed with borrowings under the fifth amendment of our 2016 Credit Agreement due 2027 of $98.4 million, and the remaining $90.1 million funded with cash on hand. Generally, cash on hand for the Martin Acquisition was provided by cash generated through operations.

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

Because the Martin Acquisition was an acquisition of stock, Martin's assets and liabilities retain their tax bases at the time of the acquisition. Therefore, none of the identifiable intangible assets or goodwill acquired in the Martin Acquisition are deductible for tax purposes. As of December 30, 2023, goodwill is $92.5 million. Martin's goodwill is included as part of the Western reporting unit. We believe Martin's goodwill relates to the expansion of our footprint in a key, strategic market we have identified as a geographic area of growth for our Company, as well as being a key component of our strategy to expand into adjacent building material products, other than windows and doors.

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

6. Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of:

	December 30,	December 31,
	2023	2022
	(in thousands)
Land	$10,563	$10,563
Buildings and improvements	114,506	108,629
Machinery and equipment	195,223	185,229
Vehicles	26,462	24,975
Software	32,286	31,729
Construction in progress	69,069	33,628

Property, plant and equipment	448,109	394,753
Less: Accumulated depreciation	(209,983)	(186,399)

Property, plant and equipment, net	$238,126	$208,354

The Company recognized depreciation expense of $36.0 million, $34.0 million, and $30.5 million related to property, plant and equipment during the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively, of which $24.4 million, $22.3 million, and $19.3 million, respectively, are classified within cost of sales in the accompanying consolidated statements of operations of those years, with the remainder classified within selling, general and administrative expenses.

7. Goodwill and Intangible Assets

Goodwill and intangible assets are as follows as of:

			Initial
	December 30,	December 31,	WA Useful Life
	2023	2022	(in years)
	(in thousands)
Goodwill	$462,630	$460,415	indefinite

Other intangible assets:
Trade names (indefinite-lived)	$219,518	$225,018	indefinite

Customer relationships and customer-related assets	340,047	340,047	<1-15
Trade name (amortizable)	22,200	22,200	15
Developed technology	20,500	20,500	3-14
Non-compete agreements	3,538	3,538	2-5
Software license	590	590	2

Total amortizable intangibles	386,875	386,875	13

Less: Accumulated amortization	(191,148)	(164,841)

Total amortizable intangibles, net	195,727	222,034

Other intangible assets, net	$415,245	$447,052

Goodwill at December 31, 2022	$460,415
Increase from Martin Acquisition net working capital payment	744
Net other measurement period changes in Martin Acquisition	1,471
Goodwill at December 30, 2023	$462,630

Trade names (indefinite-lived) at December 31, 2022	$225,018
Decrease due to impairment of Martin trade name	(5,500)
Trade names (indefinite-lived) at December 30, 2023	$219,518

Amortizable Intangible Assets

We test amortizable intangible assets for impairment when indicators of impairment exist. No impairment was recorded for any period presented.

Estimated amortization of our amortizable intangible assets is as follows for future fiscal years:

(in thousands)	Total
2024	$25,971
2025	25,640
2026	21,241
2027	20,987
2028	16,771
Thereafter	85,117

Total	$195,727

Amortization Expense

Amortization expense relating to amortizable intangible assets for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively, was $26.3 million, $26.2 million, and $21.1 million, respectively, classified within selling, general and administrative expenses in the accompanying consolidated statements of operations. Accumulated amortization at December 30, 2023, and December 31, 2022 was $191.1 million and $164.8 million, respectively, and is composed of the accumulated amortization of the components of amortizable intangible assets, as follows: Customer relationships and customer-related assets - $174.9 million and $153.6 million; Trade name (amortizable) - $5.8 million and $4.3 million; Developed technology - $6.9 million and $3.7 million; Non-compete agreement - $3.0 million and $2.6 million; and, Software license - $0.6 million and $0.6 million.

Goodwill

We perform our annual goodwill impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events. The Company performed a qualitative assessment for each reporting unit. The qualitative assessments indicated that it was more likely than not that the fair value of each reporting unit exceeded its respective carrying value. As of December 30, 2023, and December 31, 2022, the carrying value of our Southeast reporting unit goodwill was $228.3 million and $228.3 million, respectively. As of December 30, 2023, and December 31, 2022, the carrying value of our Western reporting unit goodwill is $234.3 million and $232.1 million, respectively.

Indefinite-Lived Intangible Assets

We perform our annual indefinite-lived intangible asset impairment testing on the first day of our fiscal fourth quarter of each year, and at interim periods if needed based on occurrence of triggering events.

In 2023, because of post-acquisition sales levels below those used in its initial valuation, we determined such conditions represented a triggering event and that we should complete a quantitative impairment test of our Martin trade name as of our annual impairment test date of the first day of our fourth quarter of 2023. Based on our revised modeling, which included our assumptions regarding future revenue, which we consider to be a Level 3 input, using the relief-from-royalty method, we concluded that the fair value of our Martin trade name was less than its carrying value, which resulted in an impairment of our Martin trade name of $5.5 million in our fourth quarter of 2023. As of December 30, 2023, and December 31, 2022, the carrying value of our Martin trade name was $18.5 million and $24.0 million, respectively.

In 2022, given the narrow excess of fair value over carrying value of our WinDoor trade name in the first quarter of 2020, the last time we performed a quantitative assessment of our WinDoor trade name, and the then recent decrease in sales of our WinDoor brand, we determined such conditions represented triggering events and that we should complete a quantitative impairment test of our WinDoor trade name as of our annual impairment test date of the first day of our fourth quarter of 2022. Based on our revised modeling, which included our assumptions regarding future revenue, which we consider to be a Level 3 input, using the relief-from-royalty method, we concluded that the fair value of our WinDoor trade name was less than its carrying value, which resulted in an impairment of our WinDoor trade name of $7.4 million in our fourth quarter of 2022. As of December 30, 2023, and December 31, 2022, the carrying value of our WinDoor trade name was $11.0 million and $11.0 million, respectively.

For our other indefinite-lived trade names, we completed qualitative assessments of these assets on the first day of our fourth quarter of 2023. These qualitative assessments included an evaluation of relevant events and circumstances that existed at the date of our assessment. Those events and circumstances included conditions specific to our other indefinite-lived trade names, such as the industry in which we use these other indefinite-lived trade names, our competitive environment, the availability and costs of raw materials and labor, the financial performance of our Company, and factors related to the markets in which our Company operates. We also considered that, for our other indefinite-lived trade names, no new impairment indicators were identified since the dates of our prior assessments, which were qualitative assessments all other indefinite-lived intangibles other than goodwill. Based on these assessments, we concluded that it is more likely than not that the fair values of our other indefinite-lived trade names exceed their carrying values. As of December 30, 2023, and December 31, 2022, excluding the Martin trade name, the carrying values of other indefinite-lived trade names were $201.0 million and $201.0 million, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	December 30,	December 31,
	2023	2022
Accrued liabilities	(in thousands)
Accrued payroll and benefits	$18,834	$34,741
Customer deposits, net of those classified within contract assets	17,125	33,387
Accrued federal and state income taxes	7,016	16,375
Accrued warranty	12,164	12,379
Contingent consideration, current	-	9,455
Accrued interest	6,332	6,594
Advance supplier consideration	2,594	2,808
Accrued health claims insurance payable	2,193	2,068
Other	6,932	7,427

Accrued liabilities	$73,190	$125,234

See Note 5 for a discussion of the estimated fair value of contingent consideration related to the Anlin Acquisition. Other accrued liabilities are comprised primarily of state sales taxes, property taxes and customer rebates.

9. Long-Term Debt

Long-term debt consists of the following:

	December 30,	December 31,
	2023	2022
	(in thousands)
2021 Senior Notes Due 2029 - Senior notes issued on September 24, 2021, due October 1, 2029. Interest payable semi- annually, in arrears, beginning on April 1, 2022, accruing at a rate of 4.375% per annum beginning September 24, 2021.	$575,000	$575,000

2016 Credit Agreement Due 2027 - Revolving credit facility with no contractually scheduled amortization payments. Outstanding balance, if any, due on October 12, 2027. Interest payable at SOFR or the Base prime rate plus an applicable margin, due at the end of each SOFR term or Base loan term plus an applicable margin. At December 30, 2023, the average rate was 7.11%, including a SOFR rate of 5.36% and an applicable margin of 1.75%. At December 31, 2022, the average rate was 6.07%, including a SOFR rate of 4.32% and an applicable margin of 1.75%.	45,000	76,352

Long-term debt	620,000	651,352

Fees, costs, and discount (1)	(7,898)	(9,218)

Long-term debt, net	612,102	642,134

Less current portion of long-term debt	—	—

Long-term debt, net, less current portion	$612,102	$642,134

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

As of December 30, 2023, the face value of debt outstanding under the 2021 Senior Notes due 2029 was $575.0 million, and accrued interest was $6.3 million. Proceeds from the 2021 Senior Notes due 2029 were used, in part, to redeem in full the $425.0 million of 2018 Senior Notes due 2026, including the related fees, costs and the prepayment call premium of $21.5 million, representing 5.063% of the $425.0 million face value then outstanding, prepay the outstanding term loan borrowings under the then existing 2016 Credit Agreement 2024 of $60.0 million and the related fees and costs, and finance the Anlin Acquisition in the fourth quarter of 2021.

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

On October 13, 2022, the Company entered into an amendment of the 2016 Credit Agreement (the “Fifth Amendment”) due 2027. The Fifth Amendment provides for, among other things, a five-year revolving credit facility in an aggregate principal amount of $250.0 million (the “New Revolving Credit Facility”). The New Revolving Credit Facility refinances and replaces the previously existing $80.0 million revolving credit facility under the 2016 Credit Agreement. The Company’s obligations under the 2016 Credit Agreement due 2027 continue to be secured by substantially all of its and its direct and indirect subsidiaries’ assets, and is senior in position to the 2021 Senior Notes due 2029.

Contemporaneously with the Fifth Amendment, the Company drew down $160.0 million of funds available under the New Revolving Credit Facility. Proceeds totaling $61.6 million from the $160.0 million drawdown were used to repay then existing term loan borrowings under the 2016 Credit Agreement totaling $60.0 million, plus accrued interest and fees totaling $1.6 million. As discussed below, the remaining $98.4 million of proceeds were used to fund the cash portion of the Martin Acquisition. The Company has made net repayments of the initial $160.0 million of borrowings under the New Revolving Credit Facility totaling $115.0 million through December 30, 2023.

Interest on borrowings under the New Revolving Credit Facility is payable either quarterly or at the expiration of any Secured Overnight Financing Rate ("SOFR") interest period applicable thereto. Borrowings under the New Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (with a floor of 100 basis points) plus a percentage spread (ranging from 0.75% to 1.75%) based on our first lien net leverage ratio or SOFR (with a floor of 0 basis points) plus a percentage spread (ranging from 1.75% to 2.75%) based on our first lien net leverage ratio. After giving effect to the Fifth Amendment, we will pay quarterly commitment fee on the unused portion of the New Revolving Credit Facility equal to a percentage spread (ranging from 0.25% to 0.35%) based on our first lien net leverage ratio. The Fifth Amendment also modifies the application of the financial covenant under the 2016 Credit Agreement such that testing will occur on a quarterly basis, and requires we maintain a first lien net leverage ratio of not more than 4.00 to 1.00. We were in compliance with this covenant as of December 30, 2023.

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

As of December 30, 2023, borrowings outstanding under the $250.0 million New Revolving Credit Facility totaled $45.0 million, and accrued interest was $43 thousand. There were $8.5 million in letters of credit outstanding. Availability under the New Revolving Credit Facility at December 30, 2023 totaled $196.5 million. The weighted average all-in interest rate for borrowings under the existing revolving credit facility of the 2016 Credit Agreement due 2027 was 7.11% as of December 30, 2023, and for borrowings under the term loan facility of the then existing 2016 Credit Agreement due 2024 was 6.07% at December 31, 2022.

The Martin Acquisition was financed in part with the $250.0 million available under the New Revolving Credit Facility provided by the Fifth Amendment of our 2016 Credit Agreement due 2027, under which we drew $160.0 million on October 14, 2022, the proceeds of which were used to pay $98.4 million of the $188.5 million total fair value of consideration transferred at closing, and $61.6 million to prepay our $60.0 million existing term loans under the Fourth Amendment of our 2016 Credit Agreement due 2027,

plus $1.6 million in fees, costs and accrued interest. The remainder of the total fair value of consideration transferred at closing totaling $90.1 million was funded with cash on hand previously generated through operations.

Deferred Financing Costs

Activity relating to deferred financing costs, which is classified as a reduction of the carrying value of long-term debt, for year ended December 30, 2023, are as follows:

(in thousands)	Total
At beginning of year	$9,218
Less: Amortization expense	(1,320)

At end of year	$7,898

Estimated amortization expense relating to third-party fees and costs, lender fees and discount for the years indicated, as of December 30, 2023, is as follows:

(in thousands)	Total
2024	$1,366
2025	1,442
2026	1,466
2027	1,440
2028	1,222
Thereafter	962

Total	$7,898

The following represents future maturities of long-term debt as of December 30, 2023 (at face value):

(in thousands)	Total
2024	$—
2025	—
2026	—
2027	45,000
2028	—
Thereafter	575,000

Total	$620,000

Interest Expense, Net

Interest expense, net consisted of the following:

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
(in thousands)
Long-term debt	$30,527	$27,866	$28,625
Debt fees	697	433	474
Amortization and write-offs of deferred
financing costs and debt discount	1,320	1,242	978
Interest income	(1,245)	(620)	(27)

Interest expense	31,299	28,921	30,050
Capitalized interest	(222)	(42)	(21)

Interest expense, net	$31,077	$28,879	$30,029

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

At December 30, 2023, the fair value of our aluminum forward contracts was in an asset position of $0.3 million. We had 9 outstanding forward contracts for the purchase of 6.6 million pounds of aluminum through June 2024, at an average price of $1.04 per pound, which excludes the Midwest premium, with maturity dates of between one month and six months. At December 30, 2023, we had no outstanding MTP hedge contracts. We assessed the risk of non-performance of the Company and our counterparty, as applicable, and determined it was immaterial and, therefore, did not record any adjustment to the fair value as of December 30, 2023.

We assess the effectiveness of our cash flow hedges by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. The gain or loss on our hedging contracts is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The amount of income, net, recognized in the “accumulated other comprehensive income (loss)” line item in the accompanying consolidated balance sheet as of December 30, 2023, that we expect will be reclassified to earnings within the next twelve months, is $0.3 million.

The fair values of our aluminum hedges and MTP contracts are classified in the accompanying consolidated balance sheets at December 30, 2023, and December 31, 2022, as follows (in thousands):

	Derivative Assets		Derivative (Liabilities)
	December 30, 2023		December 30, 2023
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$257	Accrued liabilities	$—
MTP contracts	Other current assets	—	Accrued liabilities	—
Aluminum forward contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$257	Total derivative liabilities	$—

	Derivative Assets		Derivative (Liabilities)
	December 31, 2022		December 31, 2022
Derivatives designated as hedging
instruments under Subtopic 815-20:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:
Aluminum forward contracts	Other current assets	$—	Accrued liabilities	$—
MTP contracts	Other current assets	300	Accrued liabilities	—
Aluminum forward contracts	Other assets	—	Other liabilities	—
MTP contracts	Other assets	—	Other liabilities	—
Total derivative instruments	Total derivative assets	$300	Total derivative liabilities	$—

The ending accumulated balance for the aluminum forward and MTP contracts included in accumulated other comprehensive income, net of tax, was $0.2 million as of December 30, 2023, and $0.2 million as of December 31, 2022.

The following represents the gains (losses) on derivative financial instruments, and their classifications within the accompanying consolidated financial statements for the three years ended December 30, 2023 (in thousands):

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI(L) on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI(L) into Income
	Year Ended		Year Ended
	January 1, 2022		January 1, 2022
Aluminum contracts	$14,012	Cost of sales	$12,373

MTP contracts	$10,443	Cost of sales	$6,265

	December 31, 2022		December 31, 2022
Aluminum contracts	($7,732)	Cost of sales	($2,903)

MTP contracts	$42	Cost of sales	$4,341

	December 30, 2023		December 30, 2023
Aluminum contracts	($361)	Cost of sales	($618)

MTP contracts	($94)	Cost of sales	$206

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

During 2023, 2022, or 2021, we did not make any transfers between Level 1, Level 2 or Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Fair Value of Financial Instruments

Our financial instruments include cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities, whose carrying amounts approximate their fair values due to their short-term nature. Our financial instruments also include borrowings under the revolving credit facility of our 2016 Credit Agreement due 2027, as well as the 2021 Senior Notes due 2029 at December 30, 2023 and December 31, 2022, all classified as long-term debt. The fair value of borrowings under the revolving credit facility of our 2016 Credit Agreement due 2027 approximates its carrying value due to its variable interest rate nature, and was approximately $45.0 million as of December 30, 2023, compared to a principal outstanding value of $45.0 million, and $76.4 million as of December 31, 2022, compared to a principal outstanding value of $76.4 million. The fair value of the 2021 Senior Notes due 2029 is also based on debt with similar terms and characteristics and was approximately $549.1 million as of December 30, 2023, compared to a principal outstanding value of $575.0 million, and $480.8 million as of December 31, 2022, compared to a principal outstanding value of $575.0 million. Fair values were determined based on observed trading prices of our debt between domestic financial institutions, which we consider to be Level 2 inputs.

The carrying amounts for financial instruments measured at fair value are as follows:

	Fair Value Measurements
	Assets (Liabilities)
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
December 30, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts	$257	$—	$257	$—
MTP contracts	—	—	—	—

	$257	$—	$257	$—

December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Description
Aluminum forward contracts, net	$—	$—	$—	$—
MTP contracts, net	300	—	300	—

	$300	$—	$300	$—

12. Income Taxes

Income Tax Expense

The components of income tax expense are as follows (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Current:
Federal	$24,402	$34,411	$790
State	6,856	9,595	1,337

Total current tax expense	31,258	44,006	2,127

Deferred:
Federal	5,506	(8,661)	7,142
State	1,246	(2,679)	490

Total deferred tax expense (benefit)	6,752	(11,340)	7,632

Income tax expense	$38,010	$32,666	$9,759

The aggregate amount of income taxes included in the consolidated statements of operations and consolidated statements of shareholders’ equity are as follows (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Consolidated statements of operations:
Income tax expense relating to continuing operations	$38,010	$32,666	$9,759

Consolidated statements of shareholders' equity:
Income tax benefit (expense) relating to derivatives	$11	$2,345	$(1,531)

Reconciliation of the Statutory Rate to the Effective Rate

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	4.6%	4.7%	3.2%
Non-deductible expenses	3.0%	1.3%	1.3%
Research activities credits	(0.9)%	(1.2)%	(0.8)%
Florida excess tax refund relating to the Tax Cuts and Jobs Act	—	(0.4)%	—
Eco partnership income attributable to non-controlling interest	(0.2)%	(0.3)%	(1.2)%
Excess stock-based compensation tax benefits	(1.4)%	(0.1)%	(2.0)%
Other	(0.4)%	(0.1)%	0.2%

Consolidated effective tax rate	25.7%	24.9%	21.7%

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax liability are as follows:

	December 30,	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Operating lease liability	$34,517	$21,496
Deferrals and accruals relating to ASC 606, net	5,530	5,707
State bonus depreciation and tax credits	3,897	3,926
Stock-based compensation expense	2,113	2,926
Accrued warranty	3,900	3,564
Acquisition costs	3,354	2,236
Advance supplier consideration	664	1,388
Other deferrals and accruals, net	9,247	10,039
Obsolete inventory, UNICAP and other related items	—	4,054
Allowance for credit losses	4,216	3,885

Total deferred tax assets	67,438	59,221

Deferred tax liabilities:
Property, plant and equipment	(21,453)	(21,257)
Trade names and other intangible assets, net	(38,221)	(39,193)
Goodwill	(23,823)	(21,303)
Operating lease right-of-use asset	(31,741)	(19,655)
Obsolete inventory, UNICAP and other related items	(2,612)	—
Eco partnership basis difference	—	(2,921)
Derivative financial instruments	(66)	(77)
Prepaid expenses	(2,207)	(2,222)

Total deferred tax liabilities	(120,123)	(106,628)

Total deferred tax liabilities, net	$(52,685)	$(47,407)

Tax Basis in Goodwill

We have goodwill deductible for tax purposes in certain of our acquisitions as the transactions were acquisitions of stock treated as step-up acquisitions of assets and assumption of liabilities pursuant to elections under section 338(h)(10) or 743(b) of the Internal Revenue Code, or the transactions were structured as acquisitions of assets and assumptions of liabilities. The unamortized amount of this goodwill for tax purposes, including the goodwill as a result of the Anlin Acquisition discussed below.

In the Martin Acquisition, we acquired goodwill. Because the Martin Acquisition was structured as an acquisition of the stock of a C corporation, a step-up election is not available. Therefore, we do not believe any of the goodwill as a result of the Martin Acquisition is deductible for tax purposes.

Excess Tax Benefits

Excess tax benefits resulting from the exercise of stock options and lapse of restriction on stock awards are recognized as a component of tax expense. Income tax expense in the years ended December 30, 2023, December 31, 2022, and January 1, 2022, includes excess tax benefits totaling $2.0 million, $0.2 million, and $0.9 million, respectively.

Income Taxes Payable and Payments

Accrued liabilities at December 30, 2023 and December 31, 2022 include income taxes currently payable of $7.0 million and $16.4 million, respectively. During the years ended December 30, 2023 and December 31, 2022, we made payments of income taxes totaling $40.6 million and $21.5 million, respectively.

Income Tax Effects of Accumulated Other Comprehensive Income (Loss)

We reclassify to the income tax effects of accumulated other comprehensive income (loss) to income taxes in the same period as the reclassification of the related item of accumulated other comprehensive income (loss) to earnings.

Open Tax Years

The tax years 2019 to 2022 remain open for examination.

13. Leases, Commitments and Contingencies

Leases

We lease certain of our manufacturing facilities under operating leases. We also lease production equipment, vehicles, computer equipment, storage units and office equipment under operating leases. Our leases have remaining lease terms of 1 year to 12 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. All of our leases are operating leases. We did not recognize right-of-use assets or lease liabilities for certain short-term leases that are month-to-month leases. As of December 30, 2023, we had no additional operating or finance leases that have not yet commenced. Our operating leases expire at various times through 2035. Lease expense for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, totaled $34.4 million, $30.7 million, and $25.1 million, respectively, and includes $18.1 million, $15.6 million, and $10.6 million, respectively, classified in cost of sales in the accompanying consolidated statement of operations, with the remainder as selling, general and administrative expenses.

The components of lease expense for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, are as follows (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Operating lease cost	$23,944	$20,490	$15,254
Short-term lease cost	10,493	10,175	9,872
Total lease cost	$34,437	$30,665	$25,126

Other information relating to leases for the years ended December 30, 2023, December 31, 2022 and January 1, 2022,, are as follows (in thousands, except years and percentages):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$(22,966)	$(19,635)	$(13,750)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$44,424	$29,031	$65,678

Weighted average remaining lease term in years
Operating leases	6.91	7.12	7.04

Weighted average discount rate
Operating leases	5.3%	5.2%	5.5%

Future minimum lease commitments for operating leases are as follows (in thousands):

December 30,
2023
2024	$26,687
2025	25,943
2026	24,480
2027	23,400
2028	19,376
Thereafter	39,849

Total future minimum lease payments	159,735

Less: Imputed interest	(25,337)

Operating lease liability - total	$134,398

Reported as of December 30, 2023:
Current portion of operating lease liability	$20,368
Operating lease liability, less current portion	114,030

Operating lease liability - total	$134,398

Purchase Commitments

We are obligated to purchase certain raw materials used in the production of our products from certain suppliers pursuant to stocking programs. If these programs were cancelled by us, as of December 30, 2023, and December 31, 2022, we would be required to pay $30.6 million and $26.1 million, respectively, for various materials. During the years ended December 30, 2023, December 31, 2022, and January 1, 2022, we made purchases under these programs totaling $459.9 million, $454.6 million and $262.4 million, respectively. The Company expects to utilize its purchase commitments in its normal ongoing operations.

At December 30, 2023, we had $8.5 million in standby letters of credit related to our workers’ compensation insurance coverage.

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

14. Employee Benefit Plans

Defined Contribution Plan

We have a 401(k) plan covering substantially all employees 18 years of age or older who have at least three months of service. Employees may contribute up to 80% of their annual compensation subject to Internal Revenue Code maximum limitations. We currently make matching contributions based on our operating results. During the years ended December 30, 2023, December 31, 2022, and January 1, 2022, there was a matching contribution of up to 3%, in each year made at various times during the year. Company contributions and earnings thereon vest at the rate of 20% per year of service with us when at least 1,000 hours are worked within the Plan year. We recognized expenses for such employer matching of $6.8 million, $6.5 million and $4.5 million for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.

2019 Employee Stock Purchase Plan

On May 22, 2019, our shareholders approved, and we adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) whereby eligible employees may purchase the Company’s common stock at a discount from fair market value represented by the trading price of the Company’s common stock on the NYSE. Eligible employees may purchase the Company’s common stock at a price which is determined by the Compensation Committee of the Board of Directors of the Company, but which will be no less than 85% of fair market value, as defined in the 2019 ESPP. There is a maximum of 700,000 shares issuable under the 2019 ESPP. Since its approval by our shareholders, there have been 157,677 shares issued under the 2019 ESPP.

15. Related Parties

In the ordinary course of business, we sell windows to Builders FirstSource, Inc. One of our directors, Brett Milgrim, is currently a director of Builders FirstSource, Inc., and Floyd Sherman, another of our directors, is a former director and the former Chief Executive Officer of Builders FirstSource, Inc. Our total net sales to Builders FirstSource, Inc. were $25.6 million, $54.0 million and $25.9 million for the years ended December 30, 2023, December 31, 2022, and January 1, 2022. As of December 30, 2023, and December 31, 2022, there was $3.2 million and $5.6 million due from Builders FirstSource, Inc. included in accounts receivable in the accompanying consolidated balance sheets.

16. Shareholders’ Equity

2023 and 2019 Share Repurchase Programs

On February 7, 2023, the Company announced that its Board of Directors approved a new, share repurchase program which authorizes the Company to purchase up to $250.0 million of its common stock. This program permits the Company to purchase shares of its common stock from time to time through open-market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. During the year ended December 30, 2023, we repurchased a total of 3,300,233 shares under this program at a total cost of $82.3 million, which excludes the 1% excise tax imposed on corporate stock buy-backs by the Inflation Reduction Act of 2022. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program had an initial term of 3 years, through February 3, 2026, and may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.

On May 22, 2019, our Board of Directors authorized and approved a share repurchase program of up to $30.0 million. The repurchases may be made in open-market or private transactions from time to time. During the fourth quarter of 2022, we made repurchases of 86,124 shares of our common stock at a total cost of $1.6 million under this program. The repurchase program was discontinued.

Repurchases of Company Common Stock

In addition to the repurchases of our common stock in the open market during 2023 discussed above, during 2023 and 2022, we repurchased 241,290 shares and 95,001 shares, respectively, of our common stock at a total cost of $7.2 million and $1.9 million, respectively, all relating to purchases from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards. Those shares were immediately retired.

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

On June 10, 2022, our shareholders approved, and we adopted, the Amended and Restated 2019 Equity and Incentive Compensation Plan (the "Amended and Restated 2019 Equity Plan") which, among other things, increase the total number of shares of common stock available for grant by 3,000,000 shares. A more complete discussion about the Amended and Restated 2019 Equity Plan is set forth in the Company’s proxy statement for its 2019 annual meeting of stockholders, which was filed with the SEC on June April 29, 2022.

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

There were 2,766,235 shares available for grant under the Amended and Restated 2019 Equity Plan at December 30, 2023.

Issuances

On February 15, 2023, we issued 524,114 shares of restricted stock to certain executive and non-executive employees of the Company, under the Company’s 2023 long-term incentive plan (“2023 LTIP”). The final number of half of the shares awarded under the 2023 LTIP, or 262,057 shares, is subject to adjustment based on the performance of the Company for the 2023 fiscal year and was not final as of December 30, 2023. Additionally, the 262,057 performance shares issued under the 2023 LTIP are subject to a total shareholder return ("TSR") component, which will not be finalized until the third anniversary of the February 15, 2023 grant date. Specifically, 37.5% of the one-half of the restricted stock awarded in the 2022 LTIP are performance restricted shares which will not be earned unless certain financial performance metrics are met by the Company for the 2023 fiscal year. The performance criteria, as defined in the share awards, provide for a graded awarding of shares based on the percentage by which the Company meets earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in our 2023 business plan. The percentages, ranging from less than 80% to greater than or equal to 120% of the target amount of that EBITDA metric, provide for the awarding of shares ranging from 0% to 200% of the target amount of shares with respect to 37.5% of half of the 524,114 shares, or 98,273 shares. The remaining 62.5% of the one-half of the restricted stock awarded in the 2022 LTIP, or 163,784 shares, are subject to the same EBITDA metric, but are also subject to a TSR component which stratifies the performance of the Company's common stock price compared to a defined peer group of companies over the three-year period subsequent to February 15, 2023, such that if the Company's TSR falls at the 75th percentile or higher compared to the peer group, grantees will receive an additional 25% of total company-performance adjusted shares. If the Company's TSR falls at the 25th percentile or lower compared to the peer group, grantees will forfeit 25% of total company-performance adjusted shares. If the Company's TSR falls within the 75th and 25th percentiles, there will be no additional adjustment and grantees will receive their performance shares as per the EBITDA metric previously discussed. The final award is also affected by forfeitures upon the termination of a grantee’s employment with the Company. The remaining 262,057 shares from the 2023 LTIP are not subject to adjustment based on any performance or other criteria, but rather, vest in three equal installments on each of the first, second and third anniversaries of the grant date, assuming the grantee is employed by the Company on those vesting dates. The grant date fair value of the 2023 LTIP was $22.64 per share for those shares not subject to adjustment based on any performance or other criteria except the passage of time, and the 37.5% of shares subject only to the EBITDA criteria of Company performance. For the 62.5% of performance shares subject to both the EBITDA criteria of Company performance and the TSR component, the grant date fair value was $26.08 per share as determined by a third-party valuation specialist engaged by the Company, which used Monte Carlo simulation techniques to determine the fair value of such shares, which we consider to be a Level 3 input.

We record stock compensation expense over an equity award’s vesting period using the award’s fair value at the date of grant. We recorded compensation expense for stock-based awards of $12.2 million, $9.7 million and $7.8 million for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.

Of the $12.2 million, $9.7 million and $7.8 million in stock-based compensation expense in the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively, $10.5 million, $8.2 million and $6.4 million, respectively, are classified within selling, general and administrative expense in the accompanying consolidated statements of operations for those years, with the remainder classified within cost of sales.

Restricted Share Awards

A summary of the status of restricted share awards as of December 30, 2023, and changes during the year then ended, are presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2022	1,268,258	$18.75
Granted	1,064,169	$23.94
Vested	(767,734)	$18.86
Forfeited/Performance adjustment	(418,164)	$19.18

Outstanding at December 30, 2023	1,146,529	$24.60

As of December 30, 2023, the remaining compensation cost related to non-vested share awards was $18.9 million which is expected to be recognized in earnings using an accelerated method resulting in higher levels of compensation costs occurring in earlier periods over a weighted average period of 2.1 years.

18. Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) for the years ended December 30, 2023, December 31, 2022, and January 1, 2022:

	Aluminum
	Forward	MTP
(in thousands)	Contracts	Contracts	Total
Accumulated other comprehensive income at January 2, 2021	$2,403	$317	$2,720
Change in fair value of derivatives	14,012	10,443	24,455
Amounts reclassified from accumulated other comprehensive earnings	(12,373)	(6,265)	(18,638)
Tax effect	(432)	(1,099)	(1,531)
Net current-period other comprehensive income	1,207	3,079	4,286
Accumulated other comprehensive income at January 1, 2022	$3,610	$3,396	$7,006

Accumulated other comprehensive income at January 1, 2022	$3,610	$3,396	$7,006
Change in fair value of derivatives	(7,732)	42	(7,690)
Amounts reclassified from accumulated other comprehensive earnings	2,903	(4,341)	(1,438)
Tax effect	1,219	1,126	2,345
Net current-period other comprehensive loss	(3,610)	(3,173)	(6,783)
Accumulated other comprehensive income at December 31, 2022	$-	$223	$223

Accumulated other comprehensive income at December 31, 2022	$-	$223	$223
Change in fair value of derivatives	(361)	(94)	(455)
Amounts reclassified from accumulated other comprehensive earnings	618	(206)	412
Tax effect	(66)	77	11
Net current-period other comprehensive loss	191	(223)	(32)
Accumulated other comprehensive income at December 30, 2023	$191	$-	$191

19. Segments

We have two reportable segments: the Southeast segment, and the Western segment.

The Southeast reporting segment, which is also an operating segment, is composed of sales from our manufacturing facilities in Florida. The Western reporting segment, also an operating segment, is composed of sales from our manufacturing facilities in Arizona, California and Utah.

Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) from operations basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”), with oversight by the Board of Directors.

The following table represents summary financial data attributable to our operating segments for the years ended December 30, 2023, December 31, 2022, and January 1, 2022. Results of the Southeast segment for the year ended January 1, 2022 includes the results of Eco for its post-acquisition period from February 1, 2021. Results of the Western segment for the year ended December 31, 2022 includes the results of Martin for its post-acquisition period from October 14, 2022, and for the year ended January 1, 2022, includes the results of Anlin for its post-acquisition period from October 25, 2021. Corporate overhead has been allocated to each segment using an allocation method we believe is reasonable (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Net sales:
Southeast segment	$1,130,394	$1,110,355	$968,693
Western segment	373,847	381,599	192,771

Total net sales	$1,504,241	$1,491,954	$1,161,464

Income from operations:
Southeast segment	$137,150	$112,593	$74,815
Western segment	49,298	55,190	25,641
Impairment of trade name (1)	(5,500)	(7,423)	—
Restructuring costs and charges, net (2)	(1,722)	—	—

Total income from operations	179,226	160,360	100,456

Interest expense, net	31,077	28,879	30,029
Debt extinguishment costs	-	410	25,472

Total income before income taxes	$148,149	$131,071	$44,955

(1)
In 2023, impairment to our Martin trade name, which is part of our Western segment. In 2022, impairment relates to our WinDoor trade name, which is part of our Southeast segment.

(2)
Restructuring costs and charges, net, relates to our NewSouth brand, which is part of our Southeast segment.

Depreciation expense for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, was $27.9 million, $27.4 million, and $26.5 million for our Southeast segment, respectively, and $8.1 million, $6.7 million, and $4.0 million for our Western segment, respectively. Amortization expense for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, was $7.9 million, $10.1 million, and $10.7 million for our Southeast segment, respectively, and $18.4 million, $16.0 million, and $10.4 million for our Western segment, respectively.

Total assets of our Southeast segment as of December 30, 2023 and December 31, 2022 were $899.7 million and $909.6 million, respectively. Total assets of our Western segment as of December 30, 2023 and December 31, 2022 were $678.2 million and $730.6 million, respectively.

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

The following table presents the changes in the Company’s redeemable non-controlling interest for the period presented:

	Year Ended
	December 30,	December 31,
(in thousands)	2023	2022
Balance at beginning of year	$34,721	$36,863
Net income attributable to RNCI	1,101	1,523
Change in value of RNCI	1,637	(2,000)
Distribution to non-controlling interest	—	(1,665)
Redemption of RNCI	(37,459)	—
Balance at end of year	$—	$34,721

21. Restructuring Costs and Charges, Net

During the second quarter of 2023, the Company’s management approved a plan to exit the North Carolina market relating to its NewSouth brand. As a result of this decision, the Company determined to close its NewSouth showrooms in Raleigh-Durham and Charlotte, North Carolina, which resulted in restructuring costs and charges, net, totaling $1.7 million in 2023, which includes a gain of $0.8 million relating to the forgiveness of a portion of the operating lease liability by the landlord of the Charlotte, NC location, which we satisfied in the third quarter of 2023. Of the $1.7 million, after consideration of the lease liability forgiveness, restructuring costs and charges, net, includes $2.0 million of total impairments of the right-of-use assets of the leases of the Raleigh-Durham and Charlotte, North Carolina showroom facilities, and $0.4 relating to write-offs of the related leasehold improvements. The remainder represents personnel-related costs, which were paid in 2023.

22. Subsequent Event

MITER Merger Agreement

On January 17, 2024, the Company and MITER Brands™ (“MITER”), a nationwide manufacturer of precision-built windows and doors, announced they entered into a definitive merger agreement for MITER to acquire all of the Company's outstanding shares at a price of $42.00 per share in cash, or an enterprise value of approximately $3.1 billion. The purchase price represents a premium of 60% the Company's unaffected closing share price on October 9, 2023, the last trading day prior to the public disclosure of a proposal for the acquisition of the Company. The merger agreement has been unanimously approved by the boards of directors of both companies. The transaction is expected to be financed in part by an equity investment from Koch Equity Development LLC, the principal investment and acquisition arm of Koch Industries, Inc., and a current investor in MITER. The Company also announced that it had terminated its merger agreement with Masonite International Corp. (“Masonite”) dated December 17, 2023.

MITER and the Company entered into their agreement after the Company's Board unanimously determined that MITER’s proposal constituted a “Superior Proposal” as defined in its merger agreement with Masonite, dated December 17, 2023. We notified Masonite of our determination on January 16, 2024, and Masonite waived its right to improve the terms of its offer. In accordance with our merger agreement with Masonite, concurrent with the signing of the definitive merger agreement with MITER, we terminated our merger agreement with Masonite and MITER, on behalf of the Company, paid the termination fee of $84.0 million due to Masonite. MITER’s transaction with the Company is expected to close by mid-year 2024, subject to approval by the shareholders of the Company, regulatory approval, including satisfaction of the antitrust provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and customary closing conditions. The 30-day waiting period under the HSR Act, in connection with the Merger expired at 11:59 p.m. on February 22, 2024. The expiration of the HSR Act waiting period satisfies one of the conditions to the closing of the Merger. MITER has obtained commitment letters for the financing necessary to complete the transaction, which is not subject to a financing condition. Upon completion of the transaction, the Company will become a privately held subsidiary of MITER and its common stock will no longer be traded on the New York Stock Exchange.

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern, and no adjustments have been made to reflect the effects, if any, from entering into the aforementioned merger agreement with MITER.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act) as of December 30, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 30, 2023, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 30, 2023. The evaluation was performed based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements for the year ended December 30, 2023. Ernst & Young LLP’s report on internal control over financial reporting is set forth below.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting for the quarter ended December 30, 2023, identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PGT Innovations, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited PGT Innovations, Inc.’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PGT Innovations, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tampa, Florida

February 23, 2024

Item 9B. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements.

During the fiscal quarter ended December 30, 2023, none of our directors or other officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item with respect to our executive officers will be set forth in Proxy Statement for our 2024 Annual Meeting of Stockholders (our “2024 Proxy Statement”), under the caption "Governance of the Company" and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof will be set forth in our 2024 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be set forth in our 2024 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2024 Proxy Statement under the captions “Executive Compensation,” “Employment Agreements”, and “Change in Control Agreements,” “Information Regarding the Board and its Committees — Information on the Compensation of Directors,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our 2024 Proxy Statement under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our 2024 Proxy Statement under the caption “Audit Committee Report — Fees Paid to the Principal Accountant,” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) See the index to consolidated financial statements and schedule provided in Item 8 for a list of the financial statements filed as part of this report.

(2) Schedule II – Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning	Costs and		End of
Allowance for Doubtful Accounts	of Period	expenses	Deductions*	Period
	(in thousands)
Year ended December 30, 2023	$13,656	$3,132	$(2,610)	$14,178

Year ended December 31, 2022	$4,702	$10,979	$(2,025)	$13,656

Year ended January 1, 2022	$3,716	$3,834	$(2,848)	$4,702

* Represents uncollectible accounts charged against the allowance for doubtful accounts, net of recoveries.

(3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K

Exhibit Number	Description

2.2

Membership Interest Purchase Agreement, dated as of December 10, 2019, among the Company, NewSouth Window Solutions, LLC, NewSouth Window Solutions of Orlando, LLC, NSWS Holdings, Inc., NSWS Orlando Holdings, Inc., the current members of NewSouth Window Solutions, LLC and NSWS Rep, LLC, as representative of the Sellers (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2019)

2.3

Purchase Agreement, dated as of January 7, 2021, among the Company, Eco Window Systems, LLC, Eco Glass Production Inc., Unity Windows Inc., Frank Mata, an individual, Luis Arrieta, an individual, New Eco Windows Holding, LLC, a newly formed Delaware limited liability company, and three newly formed entities (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2021)

2.4

Asset Purchase Agreement, dated as of September 1, 2021, by and among Anlin Industries, Western Window Holding LLC and the Company (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2021)*

2.5

Share Purchase Agreement dated as of October 14, 2022 among WWS Acquisition, LLC, Martin Door Holdings, Inc., Martin Door Sellers’ Representative, LLC and the shareholders and warrant holders parties thereto (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2022)

2.6

Agreement and Plan of Merger, dated as of January 16, 2024, by and among the Company, MIWD Holding Company LLC and RMR MergeCo, Inc. (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K dated January 17, 2024, filed with the Securities and Exchange Commission on January 17, 2024)

3.1

Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2010)

3.2

Second Amended and Restated By-Laws of PGT Innovations, Inc.(incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 17, 2023, filed with the Securities and Exchange Commission on February 24, 2023)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PGT, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K dated December 14, 2016, filed with the Securities and Exchange Commission on December 19, 2016)

3.4

Rights Agreement, dated as of March 30, 2023, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K dated March 30, 2023, filed with the Securities and Exchange Commission on March 30, 2023)

4.1

Form of Specimen Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on December 24, 2009, Registration No. 333-132365)

4.2

Indenture, dated as of August 10, 2018, between PGT Escrow Issuer, Inc. and U.S. Bank National Association, as Trustee, governing the 6.75% Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2018)

4.3

First Supplemental Indenture, dated as of August 13, 2018, by and between U.S. Bank National Association and the Guarantors party thereto (incorporated herein by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2018)

4.4

Second Supplemental Indenture, dated as of January 24, 2020, by and between the Company, U.S. Bank National Association, as Trustee, and the Guarantors party thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2020)

4.5

Third Supplemental Indenture, dated as of February 1, 2020, by and between the Company, U.S. Bank National Association, as Trustee, and the Guarantors party thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2020)

4.6

Fourth Supplemental Indenture, dated as of January 26, 2021, by and between the Company, U.S. Bank National Association, as Trustee, and the Guarantors party thereto (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

4.7

Indenture, dated as of September 24, 2021, by and among the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, governing the 4.375% Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2021)

4.8	Form of 4.375% Senior Note due 2029 (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2021)

4.9

Rights Agreement, dated as of March 30, 2023, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K dated March 30, 2023, filed with the Securities and Exchange Commission on March 30, 2023)

10.1

Credit Agreement dated February 16, 2016, among PGT Innovations, Inc., the lending institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 16, 2016, filed with the Securities and Exchange Commission on February 17, 2016)

10.2

Product Supply and Sales Agreement dated February 7, 2020, by and between PGT Innovations, Inc. and Kuraray America, Inc. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 7, 2020, filed with the Securities and Exchange Commission on February 14, 2020)

10.3

Third Amendment to the Credit Agreement, dated as of October 31, 2019, by and among the Company, the other Credit Parties thereto, SunTrust Bank, as Initial Term A Lender, the Initial Revolving Credit Lenders, each LC Issuer, and SunTrust Bank, as Administrative Agent, Collateral Agent and Swing Line Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2019)

10.4†

Form of PGT Innovations, Inc. Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2017)

10.5†

PGT Innovations, Inc. 2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Appendix A to Definitive Proxy Statement on Form DEF 14A dated March 28, 2014, filed with the Securities and Exchange Commission on April 2, 2014)

10.6

First Amendment to Credit Agreement, dated as of February 17, 2017, among PGT Innovations, Inc., the lending institutions from time-to-time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent, Swing Line Lender and Letter of Credit Issuer. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 17, 2017, filed with the Securities and Exchange Commission on February 22, 2017)

10.7

Supply Agreement dated September 22, 2017, by and between PGT Industries, Inc. and Cardinal LG Company (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 22, 2017, filed with the Securities and Exchange Commission on September 22, 2017)

10.8

Second Amendment to Credit Agreement, dated March 16, 2018 by and among PGT Innovations, Inc., a Delaware corporation, the other Credit Parties (as defined in the Credit Agreement) party hereto, the Lenders party hereto, SunTrust Bank, as Administrative Agent, Collateral Agent, Swing Line Lender and an LC Issuer and Deutsche Bank AG New York Branch, as resigning Administrative Agent, resigning Collateral Agent, resigning Swing Line Lender and a resigning LC Issuer (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2018)

10.9

Supply Agreement, effective as of January 1, 2019, by and between PGT Industries, Inc. and Vitro Flat Glass LLC. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2018)

10.10†

PGT Innovations, Inc. 2019 Employee Stock Purchase Plan dated as of April 12, 2019 (incorporated herein by reference to Appendix B to DEF 14A filed with the Securities and Exchange Commission on February 26, 2020)

10.11†

Amended and Restated PGT Innovations, Inc. 2019 Equity and Incentive Compensation Plan dated as of June 10, 2022 (incorporated by reference to Appendix A to DEF 14A filed with the Securities and Exchange Commission on April 29, 2022)

10.12

Fourth Amendment to the Credit Agreement, dated as of October 25, 2021, by and among PGT Innovations, Inc., the other Credit Parties party thereto, Truist Bank (as successor by merger to SunTrust Bank), as Incremental Term A Lender, Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2021)

10.13†

Amended and Restated Employment Agreement between PGT Innovations, Inc. and Jeffrey T. Jackson, dated April 8, 2022 (incorporated herein by reference to Exhibit 10.13 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2023)

10.14†

Employment Agreement between PGT Innovations, Inc. and Eric Kowalewski dated April 8, 2022 (incorporated herein by reference to Exhibit 10.14 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2023)

10.15†

Employment Agreement between PGT Innovations, Inc. and John Kunz, dated April 8, 2022 (incorporated herein by reference to Exhibit 10.15 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2023)

10.16†

Amended and Restated Employment Agreement between PGT Innovations, Inc. and Robert Keller, dated April 8, 2022 (incorporated herein by reference to Exhibit 10.16 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2023)

10.17†

Amended and Restated Employment Agreement between PGT Innovations, Inc. and Michael Wothe, dated April 8, 2022 (incorporated herein by reference to Exhibit 10.17 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2023)

10.18†

Amended and Restated Employment Agreement between PGT Innovations, Inc. and Brad West, dated April 8, 2022 (incorporated herein by reference to Exhibit 10.18 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2023)

10.19†

Form of PGT Innovations, Inc. Restricted Share Award Agreement (Time Vesting) (incorporated herein by reference to Exhibit 10.19 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2023)

10.20†

Form of PGT Innovations, Inc. Restricted Share Award Agreement (Performance Vesting) (incorporated herein by reference to Exhibit 10.19 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2023)

10.21

Fifth Amendment to Credit Agreement, dated as of October 13, 2022, by and among PGT Innovations, Inc., the other Credit Parties party thereto, the financial institutions party thereto and Truist Bank, as Administrative Agent, Collateral Agent and Swing Line Lender (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2022)

10.22†

Employment Agreement between PGT Innovations, Inc. and Craig Henderson, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 2, 2023)

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

PGT INNOVATIONS, INC.
(Registrant)

Date: February 23, 2024	/s/ Jeffrey Jackson
Jeffrey Jackson
President and Chief Executive Officer

Date: February 23, 2024	/s/ Craig Henderson
Craig Henderson
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

Signature	Title	Date

/s/ Rodney Hershberger	Chairman of the Board of Directors	February 23, 2024
Rodney Hershberger

/s/ Jeffrey T. Jackson	President and Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2024
Jeffrey T. Jackson

/s/ Craig Henderson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2024
Craig Henderson

/s/ Sheree L. Bargabos	Director	February 23, 2024
Sheree L. Bargabos

/s/ Xavier Boza	Director	February 23, 2024
Xavier Boza

/s/ Alexander R. Castaldi	Director	February 23, 2024
Alexander R. Castaldi

/s/ Richard D. Feintuch	Director	February 23, 2024
Richard D. Feintuch

/s/ Frances Powell Hawes	Director	February 23, 2024
Frances Powell Hawes

/s/ Brett N. Milgrim	Director	February 23, 2024
Brett N. Milgrim

/s/ William J. Morgan	Director	February 23, 2024
William J. Morgan

/s/ Floyd F. Sherman	Director	February 23, 2024
Floyd F. Sherman

/s/ Christopher J. Stephens, Jr.	Director	February 23,
Christopher J. Stephens, Jr.		2024